Form 10-Q
period 2016-04-02
DARLING INGREDIENTS INC.
filed 2016-05-12
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
OR

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

There were 164,567,466 shares of common stock, $0.01 par value, outstanding at May 5, 2016.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2016

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 2, 2016 and January 2, 2016
(in thousands, except share data)

	April 2, 2016	January 2, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$147,326	$156,884
Restricted cash	321	331
Accounts receivable, net	376,346	371,392
Inventories	372,616	344,583
Prepaid expenses	40,279	36,175
Income taxes refundable	11,825	11,963
Other current assets	11,570	10,460
Total current assets	960,283	931,788
Property, plant and equipment, less accumulated depreciation of $713,751 at April 2, 2016 and $652,875 at January 2, 2016	1,535,521	1,508,167
Intangible assets, less accumulated amortization of $248,354 at April 2, 2016 and $252,719 at January 2, 2016	792,166	782,349
Goodwill	1,269,296	1,233,102
Investment in unconsolidated subsidiaries	256,604	247,238
Other assets	40,584	41,623
Deferred income taxes	17,362	16,352
	$4,871,816	$4,760,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,591	$45,166
Accounts payable, principally trade	170,895	149,998
Income taxes payable	7,032	6,679
Accrued expenses	227,338	239,825
Total current liabilities	451,856	441,668
Long-term debt, net of current portion	1,924,393	1,885,851
Other non-current liabilities	96,116	97,809
Deferred income taxes	368,640	360,681
Total liabilities	2,841,005	2,786,009
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 167,594,055 and 167,070,983 shares issued at April 2, 2016 and at January 2, 2016, respectively	1,676	1,671
Additional paid-in capital	1,491,317	1,488,783
Treasury stock, at cost; 3,026,095 and 2,335,607 shares at April 2, 2016 and at January 2, 2016, respectively	(40,868)	(34,316)
Accumulated other comprehensive loss	(276,363)	(335,918)
Retained earnings	751,568	750,489
Total Darling's stockholders’ equity	1,927,330	1,870,709
Noncontrolling interests	103,481	103,901
Total stockholders' equity	$2,030,811	$1,974,610
	$4,871,816	$4,760,619

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended April 2, 2016 and April 4, 2015
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net sales	$779,641	$874,694
Costs and expenses:
Cost of sales and operating expenses	598,893	684,521
Selling, general and administrative expenses	81,469	86,631
Acquisition and integration costs	331	5,319
Depreciation and amortization	72,256	66,398
Total costs and expenses	752,949	842,869
Operating income	26,692	31,825

Other expense:
Interest expense	(23,901)	(23,109)
Foreign currency loss	(2,603)	(2,460)
Other expense, net	(1,305)	(509)
Total other expense	(27,809)	(26,078)

Equity in net income/(loss) of unconsolidated subsidiaries	5,643	(1,808)
Income before income taxes	4,526	3,939

Income tax expense	1,863	2,115

Net income	2,663	1,824

Net income attributable to noncontrolling interests	(1,584)	(1,715)

Net income attributable to Darling	$1,079	$109

Basic income per share	$0.01	$—
Diluted income per share	$0.01	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three months ended April 2, 2016 and April 4, 2015
(in thousands)
(unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income	$2,663	$1,824
Other comprehensive income/(loss), net of tax:
Foreign currency translation	57,531	(93,315)
Pension adjustments	726	769
Corn option derivative adjustments	(706)	38
Total other comprehensive income/(loss), net of tax	57,551	(92,508)
Total comprehensive income/(loss)	$60,214	$(90,684)
Comprehensive income/(loss) attributable to noncontrolling interests	(420)	7,042
Comprehensive income/(loss) attributable to Darling	$60,634	$(97,726)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 2, 2016 and April 4, 2015
(in thousands)
(unaudited)

	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net Income	$2,663	$1,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,256	66,398
Loss on disposal of property, plant, equipment and other assets	698	47
Gain on insurance proceeds from insurance settlements	—	(341)
Deferred taxes	(3,705)	503
Increase/(decrease) in long-term pension liability	(1,146)	261
Stock-based compensation expense	2,440	1,282
Deferred loan cost amortization	2,794	2,409
Equity in net (income)/loss of unconsolidated subsidiaries	(5,643)	1,808
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,118	12,269
Income taxes refundable/payable	400	(1,857)
Inventories and prepaid expenses	(21,206)	(26,511)
Accounts payable and accrued expenses	3,336	(19,985)
Other	(14,962)	21,133
Net cash provided by operating activities	45,043	59,240
Cash flows from investing activities:
Capital expenditures	(53,375)	(50,838)
Acquisitions, net of cash acquired	(8,511)	—
Gross proceeds from disposal of property, plant and equipment and other assets	1,424	534
Proceeds from insurance settlement	1,181	341
Payments related to routes and other intangibles	—	(753)
Net cash used by investing activities	(59,281)	(50,716)
Cash flows from financing activities:
Proceeds from long-term debt	8,760	5,943
Payments on long-term debt	(16,207)	(13,602)
Borrowings from revolving credit facility	33,000	27,428
Payments on revolving credit facility	(21,000)	(37,943)
Net cash overdraft financing	—	31,162
Issuance of common stock	45	81
Repurchase of treasury stock	(5,000)	—
Minimum withholding taxes paid on stock awards	(1,788)	(4,469)
Excess tax benefits from stock-based compensation	(446)	(35)
Distributions to noncontrolling interests	—	(38)
Net cash provided/(used) by financing activities	(2,636)	8,527
Effect of exchange rate changes on cash	7,316	(13,704)
Net increase/(decrease) in cash and cash equivalents	(9,558)	3,347
Cash and cash equivalents at beginning of period	156,884	108,784
Cash and cash equivalents at end of period	$147,326	$112,131
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(6,595)	$2,164
Cash paid during the period for:
Interest, net of capitalized interest	$20,597	$26,118
Income taxes, net of refunds	$5,114	$5,149
Non-cash financing activities
Debt issued for assets	$10	$—
Contribution of assets to unconsolidated subsidiary	$2,674	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 2, 2016
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended April 2, 2016 and April 4, 2015, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 2, 2016.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of April 2, 2016, and include the 13 weeks ended April 2, 2016, and the 13 weeks ended April 4, 2015.

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

(d)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gains of approximately $59.5 million for the three months ended April 2, 2016 and net foreign currency translation losses of approximately $98.6 million for the three months ended April 4, 2015. In addition, the Company incurred foreign currency losses in the statement of operations of approximately $2.6 million and $2.5 million in the three months ended April 2, 2016 and April 4, 2015.

(e)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(f)	Earnings Per Share

Basic income per common share is computed by dividing net income attributable to Darling by the weighted average number of common shares including non-vested and restricted shares outstanding during the period.  Diluted income per common share is computed by dividing net income attributable to Darling by the weighted average number of common shares outstanding during the period increased by dilutive common equivalent shares determined using the treasury stock method.

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		April 2, 2016			April 4, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$1,079	164,434	$0.01	$109	164,882	$—
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		157			419
Less: Pro forma treasury shares		(38)			(155)
Diluted:
Net income attributable to Darling	$1,079	164,553	$0.01	$109	165,146	$—

For the three months ended April 2, 2016 and April 4, 2015, respectively, 1,699,363 and 524,483 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended April 2, 2016 and April 4, 2015, respectively, 606,255 and 519,262 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)	Inventories

A summary of inventories follows (in thousands):

	April 2, 2016	January 2, 2016
Finished product	$232,105	$212,829
Work in process	91,164	84,474
Supplies and other	49,347	47,280
	$372,616	$344,583

(4)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	April 2, 2016	January 2, 2016
Indefinite Lived Intangible Assets
Trade names	$53,706	$52,466
	53,706	52,466
Finite Lived Intangible Assets:
Routes	388,449	390,888
Permits	503,921	494,754
Non-compete agreements	3,890	6,996
Trade names	76,265	75,825
Royalty, consulting, land use rights and leasehold	14,289	14,139
	986,814	982,602
Accumulated Amortization:
Routes	(85,650)	(99,819)
Permits	(145,037)	(134,752)
Non-compete agreements	(1,391)	(4,628)
Trade names	(14,455)	(11,959)
Royalty, consulting, land use rights and leasehold	(1,821)	(1,561)
	(248,354)	(252,719)
Total Intangible assets, less accumulated amortization	$792,166	$782,349

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2016 as a result of approximately $27.7 million of asset retirements. Amortization expense for the three months ended April 2, 2016 and April 4, 2015, was approximately $19.2 million and $21.1 million, respectively.

(5)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 2, 2016
Goodwill	$812,797	$323,385	$112,834	$1,249,016
Accumulated impairment losses	(15,914)	—	—	(15,914)
	796,883	323,385	112,834	1,233,102
Goodwill acquired during year	827	—	2	829
Foreign currency translation	19,294	10,149	5,922	35,365
Balance at April 2, 2016
Goodwill	832,918	333,534	118,758	1,285,210
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$817,004	$333,534	$118,758	$1,269,296

(6)	Investment in Unconsolidated Subsidiaries

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	March 31, 2016	December 31, 2015
Assets:
Total current assets	$252,137	$261,444
Property, plant and equipment, net	356,746	356,230
Other assets	19,782	3,034
Total assets	$628,665	$620,708
Liabilities and members' equity:
Total current portion of long term debt	$62,023	$62,023
Total other current liabilities	21,056	19,935
Total long term debt	82,563	86,819
Total other long term liabilities	390	380
Total members' equity	462,633	451,551
Total liabilities and member's equity	$628,665	$620,708

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Revenues:
Operating revenues	$71,768	$116,728
Expenses:
Total costs and expenses	57,887	117,044
Operating income/(loss)	13,881	(316)
Other income	15	20
Interest and debt expense, net	(2,814)	(4,156)
Net income/(loss)	$11,082	$(4,452)

As of April 2, 2016 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $231.3 million on the consolidated balance sheet and has recorded approximately $5.5 million in equity net gain and $2.2 million in equity net loss in the unconsolidated subsidiary for the three months ended April 2, 2016 and April 4, 2015, respectively. Subsequent to April 2, 2016, the DGD Joint Venture received $156.4 million of the 2015 calendar year blenders tax credits from the Internal Revenue Service, made a debt payment of approximately $54.7 million and made dividend distributions to each partner in the amount $25.0 million. Additionally, with Congress' extension of the biodiesel blenders tax credit in December 2015 through December 31, 2016, the DGD Joint Venture fiscal 2016 results include blenders tax credits, while no blenders tax credits are included in the same period in the prior year.

(7)	Debt

Debt consists of the following (in thousands):

	April 2, 2016	January 2, 2016
Amended Credit Agreement:
Revolving Credit Facility ($10.0 million and $9.4 million denominated in CAD at April 2, 2016 and January 2, 2016, respectively)	$21,968	$9,358
Term Loan A ($101.4 million and $97.1 million denominated in CAD at April 2, 2016 and January 2, 2016, respectively)	277,606	277,181
Less unamortized deferred loan costs	(1,433)	(1,552)
Carrying value Term Loan A	276,173	275,629

Term Loan B	588,000	589,500
Less unamortized deferred loan costs	(7,408)	(7,774)
Carrying value Term Loan B	580,592	581,726

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(8,636)	(8,952)
Carrying value 5.375% Senior Notes due 2022	491,364	491,048

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	588,079	560,912
Less unamortized deferred loan costs - Denominated in euro	(10,846)	(10,705)
Carrying value 4.75% Senior Notes due 2022	577,233	550,207

Other Notes and Obligations	23,654	23,049
	1,970,984	1,931,017
Less Current Maturities	46,591	45,166
	$1,924,393	$1,885,851

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU amends ASC (Subtopic 835-30), Interest - Imputation of Interest. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. On January 3, 2016, the Company adopted this standard as a change in accounting principal on a retrospective basis. As of April 2, 2016 and January 2, 2016, the Company has presented debt issuance costs related to the Company's term loans and senior notes, previously reported in other assets, as direct deductions from the carrying amount of the debt liability. In addition, the Company has presented the debt issuance costs related to the Company's amended credit agreement as a deferred asset within other assets as permitted by ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which was issued in August 2015. Upon adoption of ASU No. 2015-03, other assets of approximately $29.0 million were reclassified as deduction from the carrying value of the recognized debt liability at January 2, 2016.

As of April 2, 2016, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in Canadian dollars of CAD$132.2 million and CAD$13.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, as of April 2, 2016, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$1.9 million and CAD$2.4 million, respectively.

As of April 2, 2016, the Company had outstanding debt under the Company's 4.75% Senior Notes due 2022 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at April 2, 2016, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.4 million and €0.6 million, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement

(as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013 (the “Former Credit Agreement”), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto.

The Company's Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.65 billion comprised of (i) the Company's $350.0 million term loan A facility, (ii) the Company's $1.3 billion term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $250.0 million of which is available for a letter of credit sub-facility and $50.0 million of which is available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $350.0 million of the revolving loan facility is available to be borrowed by Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, to be borrowed by Darling Canada in Canadian dollars and to be borrowed by Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”) and CTH Germany GmbH (“CTH”) in U.S. dollars, euros and other currencies to be agreed and available to each applicable lender. The revolving loan facility and term loan A facility will mature on September 27, 2018, and the term loan B facility will mature on January 7, 2021.

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

As of April 2, 2016, the Company had $176.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.75% per annum for a total of 3.1875% per annum and $12.0 million outstanding under the revolver at base rate plus a margin of 1.75% per annum for a total of 5.25% per annum. The Company had $588.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.25% per annum. The Company had CAD$132.2 million outstanding under the term loan A facility at CDOR plus a margin of 2.75% per annum for a total of 3.7144% per annum and CAD$13.0 million outstanding under the revolver at CDOR plus a margin of 2.75% per annum for a total of 3.7145% per annum. As of April 2, 2016, the Company had revolver availability of $944.2 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $33.8 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $9.5 million at April 2, 2016.

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

5.375 % Senior Notes due 2022. On January 2, 2014, Darling Escrow Corporation, a wholly-owned subsidiary of Darling, issued $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the “5.375% Notes”) pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the “Original 5.375% Indenture”), among Darling Escrow Corporation, the subsidiary guarantors party thereto from time to time, and U.S. Bank National Association, as trustee (the “5.375% Trustee”). On January 8, 2014, Darling Escrow Corporation merged with and into Darling and entered into a supplemental indenture with Darling, the subsidiary guarantors party thereto and the 5.375% Trustee (the “Supplemental 5.375% Indenture,” and together with the Original 5.375% Indenture, the “5.375% Indenture”), pursuant to which Darling assumed all obligations under the 5.375% Notes and the 5.375% Indenture. Darling and the 5.375% Guarantors completed a registered exchange offer for the 5.375% Notes under the Securities Act during the third quarter of 2014. Darling used a portion of the proceeds from the offering of the 5.375% Notes to pay certain fees and expenses (including bank fees and expenses) related to the offering and the financing of its acquisition of its Darling Ingredients International business from VION Holding, N.V. ( the “VION Acquisition”) and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018. Darling used the remaining proceeds of the 5.375% Notes to pay certain other fees and expenses related to the completion of the VION Acquisition and its related financings, to repay a portion of the borrowings under its revolving credit facility used to fund a portion of the consideration for the VION Acquisition and for general corporate purposes.

The 5.375% Notes will mature on January 15, 2022. Darling will pay interest on the 5.375% Notes on January 15 and July 15 of each year, commencing on July 15, 2014. Interest on the 5.375% Notes will accrue at a rate of 5.375% per annum and be payable in cash. The 5.375% Notes are guaranteed on a unsecured senior basis by all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivables entity) that guarantee the Senior Secured Credit Facilities (the “5.375% Guarantors”). The 5.375% Notes and the guarantees thereof are senior unsecured obligations of Darling and the 5.375% Guarantors and rank equally in right of payment to all of Darling's and the 5.375% Guarantors' existing and future senior unsecured indebtedness. The 5.375% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make distributions or repurchases of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling's subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets.

Other than for extraordinary events such as change of control and defined assets sales, Darling is not required to make mandatory redemption or sinking fund payments on the 5.375% Notes. The 5.375% Notes are redeemable, in whole or in part, at any time on or after January 15, 2017 at the redemption prices specified in the 5.375% Indenture. Darling may redeem some or all of the 5.375% Notes at any time prior to January 15, 2017, at a redemption price equal to 100% of the principal amount of the 5.375% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium as specified in the 5.375% Indenture.

4.75 % Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. (the “4.75% Issuer”), a wholly-owned subsidiary of Darling, issued €515.0 million aggregate principal amount of the 4.75% Senior Notes due 2022 (the “4.75% Notes”) pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the “4.75% Indenture”), among the 4.75% Issuer, Darling (as guarantor), the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the “4.75% Trustee”) and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. Darling used the gross proceeds from the sale of the 4.75% Notes to refinance a portion of the term loan B outstanding under Darling's Senior Secured Credit Facilities and to pay certain fees and expenses related to the offering of the 4.75% Notes and the refinancing of the term loan B. Darling intends to use any remaining proceeds for general corporate purposes.

The 4.75% Notes will mature on May 30, 2022. The 4.75% Issuer will pay interest on the 4.75% Notes on May 30 and November 30 of each year, commencing on November 30, 2015. Interest on the 4.75% Notes will accrue from June 3, 2015 at a rate of 4.75% per annum and be payable in cash. The 4.75% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than any foreign subsidiary, the 4.75% Issuer or any receivables entity) that guarantee the Senior Secured Credit Facilities (collectively “4.75% Guarantors”). The 4.75% Notes and the guarantees thereof are senior unsecured obligations of the 4.75% Issuer and the 4.75% Guarantors and rank equally in right of payment to all of the 4.75% Issuer's and the 4.75% Guarantors' existing and future senior unsecured indebtedness. The 4.75% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries (including the 4.75% Issuer) to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchases of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or certain other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling's subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all of substantially all of Darling's assets.

Other than for extraordinary events such as change of control and defined assets sales, the 4.75% Issuer is not required to make mandatory redemption or sinking fund payments on the 4.75% Notes. The 4.75% Notes are redeemable, in whole or in part, at any time on or after May 30, 2018 at the redemption prices specified in the 4.75% Indenture. The 4.75% Issuer may redeem some or all of the 4.75% Notes at any time prior to May 30, 2018, at a redemption price equal to 100% of the principal amount of the 4.75% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium as specified in the 4.75% Indenture and all additional amounts (if any) then due or which will become due on the redemption date as a result of the redemption or otherwise (subject to the rights of holders on the relevant record dates to receive interest due on the relevant interest payment date and additional amounts (if any) in respect thereof).

As of April 2, 2016, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

(8)	Income Taxes

The Company has provided income taxes for the three month periods ended April 2, 2016 and April 4, 2015, based on its estimate of the effective tax rate for the entire 2016 and 2015 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, including Subpart F income and biofuel tax incentives, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of April 2, 2016, the Company had $3.8 million of gross unrecognized tax benefits and $2.0 million of related accrued interest and penalties. An indemnity receivable of $4.9 million has been recorded for the uncertain tax positions related to the VION Acquisition. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $2.3 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

(9)	Other Comprehensive Income

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three months ended April 2, 2016 and April 4, 2015 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$7	$(20)	$(3)	$10	$4	$(10)
Amortization of actuarial loss	1,168	1,285	(446)	(506)	722	779
Total defined benefit pension plans	1,175	1,265	(449)	(496)	726	769
Corn option derivatives
Loss/(gain) reclassified to net income	(1,474)	(234)	572	91	(902)	(143)
Gain/(loss) activity recognized in other comprehensive income (loss)	320	296	(124)	(115)	196	181
Total corn option derivatives	(1,154)	62	448	(24)	(706)	38

Foreign currency translation	57,531	(93,315)	—	—	57,531	(93,315)

Other comprehensive income (loss)	$57,552	$(91,988)	$(1)	$(520)	$57,551	$(92,508)

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three months ended April 2, 2016 and April 4, 2015 as follows (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015	Statement of Operations Classification
Derivative instruments
Corn option derivatives	$1,474	$234	Cost of sales and operating expenses
	1,474	234	Total before tax
	(572)	(91)	Income taxes
	902	143	Net of tax
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(7)	$20	(a)
Amortization of actuarial loss	(1,168)	(1,285)	(a)
	(1,175)	(1,265)	Total before tax
	449	496	Income taxes
	(726)	(769)	Net of tax
Total reclassifications	$176	$(626)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 11 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of April 2, 2016 as follows (in thousands):

	Three Months Ended April 2, 2016
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) January 2, 2016, attributable to Darling, net of tax	$(305,213)	$1,843	$(32,548)	$(335,918)
Other comprehensive gain before reclassifications	57,531	196	—	57,727
Amounts reclassified from accumulated other comprehensive income (loss)	—	(902)	726	(176)
Net current-period other comprehensive income	57,531	(706)	726	57,551
Noncontrolling interest	(2,004)	—	—	(2,004)
Accumulated Other Comprehensive Income (loss) April 2, 2016, attributable to Darling, net of tax	(245,678)	$1,137	$(31,822)	$(276,363)

(10)    Stockholders' Equity

In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. During the first quarter of fiscal 2016, the Company repurchased approximately $5.0 million of its Common Stock in the open market. As of April 2, 2016, the Company has approximately $89.1 million remaining under the share repurchase program approved in August 2015.

Fiscal 2015 Long-Term Incentive Opportunity Awards (2015 LTIP). The Company met the requisite performance measure under the 2015 LTIP. Accordingly, in accordance with the terms of the 2015 LTIP, the Company granted 452,878 stock options, 454,916 shares of nonvested stock and 147,390 restricted stock units in the first quarter of fiscal 2016.

Fiscal 2016 Long-Term Incentive Opportunity Awards (2016 LTIP). On February 25, 2016, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2016 LTIP pursuant to which they awarded certain of the Company's key employees, including the Company's named executive officers', 1,092,942 stock options and 663,419 performance share units (the “PSUs”) under the Company's 2012 Omnibus Incentive Plan. The stock options vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to two- and three-year forward looking performance periods and will be earned based on the Company's average return on capital employed (ROCE) relative the average ROCE of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2018 or fiscal 2019, respectively, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase depending on the Company's ROCE relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (TSR) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies. In addition, certain of the PSUs have a two-year holding requirement after vesting before the PSUs are settled in shares of the Company's Common Stock.

(11)    Employee Benefit Plans

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

In March 2016 a small pension plan acquired in the VION Acquisition was amended to terminate the plan effective in May 2016 (a curtailment of the plan for financial reporting purposes at April 2, 2016).

Net pension cost for the three months ended April 2, 2016 and April 4, 2015 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	April 2, 2016	April 4, 2015
Service cost	$637	$1,678
Interest cost	1,745	2,647
Expected return on plan assets	(1,885)	(3,065)
Amortization of prior service cost	7	(20)
Amortization of net loss	1,168	1,285
Curtailment gain	(1,223)	—
Net pension cost	$449	$2,525

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at April 2, 2016, the Company expects to contribute approximately $3.7 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended April 2, 2016 and April 4, 2015 of approximately $0.8 million and $1.6 million, respectively.

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

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of April 2, 2016, the Company has an aggregate accrued liability of approximately $1.9 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(12)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At April 2, 2016, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2015 and the first three months of fiscal 2016, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the fourth quarter of fiscal 2016. As of April 2, 2016, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of April 2, 2016, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	30,288	Euro	6,850
Brazilian real	83,417	U.S. dollar	20,825
Euro	238,636	U.S. dollar	267,822
Euro	8,737	Polish zloty	38,000
Euro	3,536	Japanese yen	452,478
Euro	30,555	Chinese renminbi	225,110
Euro	9,673	Australian dollar	14,400
Polish zloty	17,014	Euro	3,894
British pound	87	U.S. dollar	125
Japanese yen	45,817	U.S. dollar	383

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at April 2, 2016 into earnings over the next 12 months will be approximately $1.9 million. As of April 2, 2016, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of April 2, 2016 and January 2, 2016 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	April 2, 2016	January 2, 2016
Corn options	Other current assets	$2,032	$3,215

Total asset derivatives designated as hedges		$2,032	$3,215

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$2,395	$644
Heating oil swaps and options	Other current assets	95	—
Corn options and futures	Other current assets	599	599

Total asset derivatives not designated as hedges		$3,089	$1,243

Total asset derivatives		$5,121	$4,458

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	April 2, 2016	January 2, 2016

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$4,884	$4,435
Corn options and futures	Accrued expenses	11	2

Total liability derivatives not designated as hedges		$4,895	$4,437

Total liability derivatives		$4,895	$4,437

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended April 2, 2016 and April 4, 2015 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2016	2015	2016	2015	2016	2015
Corn options	$320	$296	$1,474	$234	$52	$55

Total	$320	$296	$1,474	$234	$52	$55

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $0.3 million and $0.3 million recorded net of taxes of approximately $0.1 million and $0.1 million as of April 2, 2016 and April 4, 2015, respectively.

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

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three months ended April 2, 2016 and April 4, 2015 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	April 2, 2016	April 4, 2015

Foreign Exchange	Foreign currency loss/(gain)	$11,287	$(23,044)
Foreign Exchange	Selling, general and administrative expense	(2,911)	3,339
Corn options and futures	Net sales	1	(11)
Corn options and futures	Cost of sales and operating expenses	(532)	(255)
Heating Oil swaps and options	Net sales	(73)	—
Heating Oil swaps and options	Cost of sales and operating expenses	—	95
Total		$7,772	$(19,876)

At April 2, 2016, the Company had forward purchase agreements in place for purchases of approximately $10.5 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(13)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of April 2, 2016 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at April 2, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$5,121	$—	$5,121	$—
Total Assets	$5,121	$—	$5,121	$—

Liabilities:
Derivative instruments	$4,895	$—	$4,895	$—
5.375% Senior notes	511,250	—	511,250	—
4.75% Senior notes	588,079	—	588,079	—
Term loan A	278,300	—	278,300	—
Term loan B	587,633	—	587,633	—
Revolver debt	21,638	—	21,638	—
Total Liabilities	$1,991,795	$—	$1,991,795	$—

		Fair Value Measurements at January 2, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,458	$—	$4,458	$—
Total Assets	$4,458	$—	$4,458	$—

Liabilities:
Derivative instruments	$4,437	$—	$4,437	$—
5.375% Senior notes	495,000	—	495,000	—
4.75% Senior notes	541,280	—	541,280	—
Term loan A	277,874	—	277,874	—
Term loan B	577,710	—	577,710	—
Revolver debt	9,218	—	9,218	—
Total Liabilities	$1,905,519	$—	$1,905,519	$—

Derivative assets consist of the Company’s heating oil swap and option contracts, corn option and future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 12 (Derivatives) for breakdown by instrument type.

Derivative liabilities consist of the Company’s heating oil swap and option contracts, corn option and future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 12 (Derivatives) for breakdown by instrument type.

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

The fair value of the senior notes, term loan A, term loan B and revolver debt is based on market quotation from third-party banks.

(14)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax matters. At April 2, 2016 and January 2, 2016, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $54.9 million and $54.6 million, respectively.  The Company has insurance recovery receivables of approximately $12.2 million as of April 2, 2016 and January 2, 2016, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as successor-in-interest to Standard Tallow Company) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower Passaic River area which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of a former plant site located in Newark, New Jersey by Standard Tallow Company, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and lays out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no evidence that the former Standard Tallow Company plant site contributed any of the primary contaminants of concern to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

(15)	Business Segments

The Company sells its products domestically and internationally and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 2, 2016
Net Sales	$476,171	$247,897	$55,573	$—	$779,641
Cost of sales and operating expenses	372,657	185,554	40,682	—	598,893
Gross Margin	103,514	62,343	14,891	—	180,748

Selling, general and administrative expense	45,251	23,759	1,850	10,609	81,469
Acquisition and integration costs	—	—	—	331	331
Depreciation and amortization	44,377	16,704	6,919	4,256	72,256
Segment operating income/(loss)	13,886	21,880	6,122	(15,196)	26,692

Equity in net income of unconsolidated subsidiaries	102	—	5,541	—	5,643
Segment income/(loss)	13,988	21,880	11,663	(15,196)	32,335

Total other expense					(27,809)
Income before income taxes					$4,526

Segment assets at April 2, 2016	$2,504,494	$1,489,073	$656,834	$221,415	$4,871,816

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 4, 2015
Net Sales	$547,498	$270,157	$57,039	$—	$874,694
Cost of sales and operating expenses	424,006	216,637	43,874	4	684,521
Gross Margin	123,492	53,520	13,165	(4)	190,173

Selling, general and administrative expense	48,023	25,476	4,040	9,092	86,631
Acquisition and integration costs	—	—	—	5,319	5,319
Depreciation and amortization	40,055	17,197	6,631	2,515	66,398
Segment operating income/(loss)	35,414	10,847	2,494	(16,930)	31,825

Equity in net income/(loss) of unconsolidated subsidiaries	417	—	(2,225)	—	(1,808)
Segment income/(loss)	35,831	10,847	269	(16,930)	30,017

Total other expense					(26,078)
Income before income taxes					$3,939

Segment assets at January 2, 2016	$2,438,869	$1,448,014	$631,968	$241,768	$4,760,619

(16)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended April 2, 2016 and April 4, 2015, the Company has recorded sales to the DGD Joint Venture of approximately $23.7 million and $38.6 million, respectively. At April 2, 2016 and January 2, 2016, the Company has $5.2 million and $5.1 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $4.0 million of additional sales for the three months ended April 2, 2016 to defer the Company's portion of profit of approximately $0.9 million on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at April 2, 2016.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2016, unless extended by agreement of the parties. During the first three months of fiscal 2016, Opco borrowed and repaid no amounts. As of April 2, 2016, no amounts are owed to Darling Green under the DGD Loan Agreement.

(17)    New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU amends Topic 718, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact of this standard.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting. This ASU amends Topic 323, Investments - Equity Method and Joint Ventures, which eliminates the requirement to retrospectively apply equity method accounting when an entity increases ownership or influence in a previously held investment. The ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact of this standard. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU amends Topic 740, Income Taxes, requiring deferred tax assets and liabilities to be classified as non-current in the statement of financial position. The Company has early adopted ASU No. 2015-17 effective January 2, 2016 on a retrospective basis. As required by ASU No. 2015-17, all deferred tax assets and liabilities are classified as non-current in the Company's consolidated balance sheets, which is a change from the Company's historical presentation whereby certain of the Company's deferred tax assets and liabilities were classified as current and the remaining amount was classified as non-current. The Company early adopted ASU No. 2015-17 effective January 2, 2016. The adoption did not have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The ASU amends ASC Topic 715, Compensation-Retirement Benefits. The new standard permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The Company early adopted the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU amends ASC (Subtopic 835-30), Interest - Imputation of Interest. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. The ASU is effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. See Note 7 Debt for impact of adopting this standard. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this standard and the transition plan the Company will adopt.

(18)     Guarantor Financial Information

The Company's 5.375% Notes and 4.75% Notes (see Note 7) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the "Non-guarantors"), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of April 2, 2016 and January 2, 2016, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three months ended April 2, 2016 and April 4, 2015. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidating Balance Sheet
As of April 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,233	$2,080	$144,013	$—	$147,326
Restricted cash	102	—	219	—	321
Accounts receivable	179,220	87,270	313,465	(203,609)	376,346
Inventories	14,031	97,869	260,716	—	372,616
Income taxes refundable	8,930	—	2,895	—	11,825
Prepaid expenses	14,072	2,441	23,766	—	40,279
Other current assets	3,304	6,579	21,729	(20,042)	11,570
Total current assets	220,892	196,239	766,803	(223,651)	960,283
Investment in subsidiaries	4,101,825	1,141,644	837,604	(6,081,073)	—
Property, plant and equipment, net	218,516	479,645	837,360	—	1,535,521
Intangible assets, net	16,772	317,561	457,833	—	792,166
Goodwill	21,860	549,690	697,746	—	1,269,296
Investment in unconsolidated subsidiaries	2,577	—	254,027	—	256,604
Other assets	34,242	499,305	331,596	(824,559)	40,584
Deferred taxes	—	—	17,362	—	17,362
	$4,616,684	$3,184,084	$4,200,331	$(7,129,283)	$4,871,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,309	$—	$46,324	$(20,042)	$46,591
Accounts payable	37,233	204,116	122,189	(192,643)	170,895
Income taxes payable	(383)	373	7,042	—	7,032
Accrued expenses	64,955	25,350	148,000	(10,967)	227,338
Total current liabilities	122,114	229,839	323,555	(223,652)	451,856
Long-term debt, net of current portion	1,241,509	5,963	1,501,480	(824,559)	1,924,393
Other noncurrent liabilities	57,358	—	38,758	—	96,116
Deferred income taxes	146,385	—	222,255	—	368,640
Total liabilities	1,567,366	235,802	2,086,048	(1,048,211)	2,841,005
Total stockholders’ equity	3,049,318	2,948,282	2,114,283	(6,081,072)	2,030,811
	$4,616,684	$3,184,084	$4,200,331	$(7,129,283)	$4,871,816

Condensed Consolidating Balance Sheet
As of January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,443	$3,993	$149,448	$—	$156,884
Restricted cash	102	—	229	—	331
Accounts receivable	184,472	81,644	310,932	(205,656)	371,392
Inventories	13,564	89,078	241,941	—	344,583
Income taxes refundable	7,695	—	4,268	—	11,963
Prepaid expenses	13,322	2,262	20,591	—	36,175
Other current assets	5,273	24	22,852	(17,689)	10,460
Total current assets	227,871	177,001	750,261	(223,345)	931,788
Investment in subsidiaries	4,072,855	1,141,644	837,604	(6,052,103)	—
Property, plant and equipment, net	224,208	477,446	806,513	—	1,508,167
Intangible assets, net	17,794	326,231	438,324	—	782,349
Goodwill	21,860	549,690	661,552	—	1,233,102
Investment in unconsolidated subsidiary	—	—	247,238	—	247,238
Other assets	36,488	499,764	314,893	(809,522)	41,623
Deferred income taxes	—	—	16,352	—	16,352
	$4,601,076	$3,171,776	$4,072,737	$(7,084,970)	$4,760,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,328	$—	$42,527	$(17,689)	$45,166
Accounts payable	6,981	210,926	122,136	(190,045)	149,998
Income taxes payable	(383)	373	6,689	—	6,679
Accrued expenses	82,854	29,037	143,547	(15,613)	239,825
Total current liabilities	109,780	240,336	314,899	(223,347)	441,668
Long-term debt, net of current portion	1,234,002	—	1,461,371	(809,522)	1,885,851
Other noncurrent liabilities	57,578	1,999	38,232	—	97,809
Deferred income taxes	147,416	—	213,265	—	360,681
Total liabilities	1,548,776	242,335	2,027,767	(1,032,869)	2,786,009
Total stockholders’ equity	3,052,300	2,929,441	2,044,970	(6,052,101)	1,974,610
	$4,601,076	$3,171,776	$4,072,737	$(7,084,970)	$4,760,619

Condensed Consolidating Statements of Operations
For the three months ended April 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$108,371	$303,765	$411,037	$(43,532)	$779,641
Cost and expenses:
Cost of sales and operating expenses	89,483	236,336	316,606	(43,532)	598,893
Selling, general and administrative expenses	35,893	13,136	32,440	—	81,469
Acquisition and integration costs	—	—	331	—	331
Depreciation and amortization	11,425	26,808	34,023	—	72,256
Total costs and expenses	136,801	276,280	383,400	(43,532)	752,949
Operating income/(loss)	(28,430)	27,485	27,637	—	26,692

Interest expense	(15,522)	4,377	(12,756)	—	(23,901)
Foreign currency gains/(losses)	(31)	165	(2,737)	—	(2,603)
Other expense, net	(3,325)	(5)	2,025	—	(1,305)
Equity in net income/(loss) of unconsolidated subsidiaries	(97)	—	5,740	—	5,643
Earnings in investments in subsidiaries	28,971	—	—	(28,971)	—
Income/(loss) before taxes	(18,434)	32,022	19,909	(28,971)	4,526
Income taxes (benefit)	(19,513)	13,181	8,195	—	1,863
Net income attributable to noncontrolling interests	—	—	(1,584)	—	(1,584)
Net income/(loss) attributable to Darling	$1,079	$18,841	$10,130	$(28,971)	$1,079

Condensed Consolidating Statements of Operations
For the three months ended April 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$125,794	$358,707	$448,843	$(58,650)	$874,694
Cost and expenses:
Cost of sales and operating expenses	103,616	284,503	355,052	(58,650)	684,521
Selling, general and administrative expenses	33,130	14,868	38,633	—	86,631
Acquisition and integration costs	1,973	—	3,346	—	5,319
Depreciation and amortization	8,171	23,599	34,628	—	66,398
Total costs and expenses	146,890	322,970	431,659	(58,650)	842,869
Operating income/(loss)	(21,096)	35,737	17,184	—	31,825

Interest expense	(15,160)	4,848	(12,797)	—	(23,109)
Foreign currency gains/(losses)	(11)	(304)	(2,145)	—	(2,460)
Other expense, net	(1,181)	211	461	—	(509)
Equity in net loss of unconsolidated subsidiaries	—	—	(1,808)	—	(1,808)
Earnings in investments in subsidiaries	17,449	—	—	(17,449)	—
Income/(loss) before taxes	(19,999)	40,492	895	(17,449)	3,939
Income taxes (benefit)	(20,108)	21,742	481	—	2,115
Net income attributable to noncontrolling interests	—	—	(1,715)	—	(1,715)
Net income/(loss) attributable to Darling	$109	$18,750	$(1,301)	$(17,449)	$109

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended April 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$2,663	$18,841	$10,130	$(28,971)	$2,663
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	57,531	—	57,531
Pension adjustments	658	—	68	—	726
Corn option derivative adjustments	(706)	—	—	—	(706)
Total other comprehensive income/(loss), net of tax	(48)	—	57,599	—	57,551
Total comprehensive income/(loss)	2,615	18,841	67,729	(28,971)	60,214
Total comprehensive loss attributable to noncontrolling interest	—	—	(420)	—	(420)
Total comprehensive income/(loss) attributable to Darling	$2,615	$18,841	$68,149	$(28,971)	$60,634

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended April 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$1,824	$18,750	$(1,301)	$(17,449)	$1,824
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(93,315)	—	(93,315)
Pension adjustments	729	—	40	—	769
Corn option derivative adjustments	38	—	—	—	38
Total other comprehensive income/(loss), net of tax	767	—	(93,275)	—	(92,508)
Total comprehensive income/(loss)	2,591	18,750	(94,576)	(17,449)	(90,684)
Total comprehensive income attributable to noncontrolling interest	—	—	7,042	—	7,042
Total comprehensive income/(loss) attributable to Darling	$2,591	$18,750	$(101,618)	$(17,449)	$(97,726)

Condensed Consolidating Statements of Cash Flows
For the three months ended April 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$2,663	$18,841	$10,130	$(28,971)	$2,663
Earnings in investments in subsidiaries	(28,971)	—	—	28,971	—
Other operating cash flows	34,573	(4,953)	12,760	—	42,380
Net cash provided by operating activities	8,265	13,888	22,890	—	45,043

Cash flows from investing activities:
Capital expenditures	(11,065)	(21,764)	(20,546)	—	(53,375)
Acquisitions	—	—	(8,511)	—	(8,511)
Note receivable from affiliates	—	—	(5,963)	5,963	—
Gross proceeds from sale of property, plant and equipment and other assets	945	—	479	—	1,424
Proceeds from insurance settlements	—	—	1,181	—	1,181
Payments related to routes and other intangibles	—	—	—	—	—
Net cash used in investing activities	(10,120)	(21,764)	(33,360)	5,963	(59,281)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	8,760	—	8,760
Payments on long-term debt	(5,291)	—	(10,916)	—	(16,207)
Borrowings from revolving facilities	33,000	—	—	—	33,000
Payments on revolving facilities	(21,000)	—	—	—	(21,000)
Borrowings from affiliates	—	5,963	—	(5,963)	—
Issuances of common stock	45	—	—	—	45
Repurchase of treasury stock	(5,000)	—	—	—	(5,000)
Contributions from parent	—	—	—	—	—
Minimum withholding taxes paid on stock awards	(1,663)	—	(125)	—	(1,788)
Excess tax benefits from stock-based compensation	(446)	—	—	—	(446)
Net cash used in financing activities	(355)	5,963	(2,281)	(5,963)	(2,636)

Effect of exchange rate changes on cash	—	—	7,316	—	7,316

Net decrease in cash and cash equivalents	(2,210)	(1,913)	(5,435)	—	(9,558)
Cash and cash equivalents at beginning of year	3,443	3,993	149,448	—	156,884
Cash and cash equivalents at end of year	$1,233	$2,080	$144,013	$—	$147,326

Condensed Consolidating Statements of Cash Flows
For the three months ended April 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$1,824	$18,750	$(1,301)	$(17,449)	$1,824
Earnings in investments in subsidiaries	(17,449)	—	—	17,449	—
Other operating cash flows	48,023	(30,966)	40,359	—	57,416
Net cash provided by operating activities	32,398	(12,216)	39,058	—	59,240

Cash flows from investing activities:
Capital expenditures	(12,243)	(19,393)	(19,202)	—	(50,838)
Investment in subsidiaries and affiliates	(20)	(29,541)	29,541	20	—
Note receivable from affiliates	—	51,019	(51,019)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	142	259	133	—	534
Proceeds from insurance settlements	71	270	—	—	341
Payments related to routes and other intangibles	—	—	(753)	—	(753)
Net cash used in investing activities	(12,050)	2,614	(41,300)	20	(50,716)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	5,943	—	5,943
Payments on long-term debt	(4,000)	(20)	(9,582)	—	(13,602)
Borrowings from revolving credit facility	5,000	—	22,428	—	27,428
Payments on revolving credit facility	(25,000)	—	(12,943)	—	(37,943)
Net cash overdraft financing	—	—	31,162	—	31,162
Issuances of common stock	81	—	—	—	81
Contributions from parent	—	—	20	(20)	—
Minimum withholding taxes paid on stock awards	(4,469)	—	—	—	(4,469)
Excess tax benefits from stock-based compensation	(35)	—	—	—	(35)
Distributions to noncontolling interests	—	—	(38)	—	(38)
Net cash used in financing activities	(28,423)	(20)	36,990	(20)	8,527

Effect of exchange rate changes on cash	—	—	(13,704)	—	(13,704)

Net increase/(decrease) in cash and cash equivalents	(8,075)	(9,622)	21,044	—	3,347
Cash and cash equivalents at beginning of year	10,447	14,460	83,877	—	108,784
Cash and cash equivalents at end of year	$2,372	$4,838	$104,921	$—	$112,131

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on March 1, 2016 and in the Company's other public filings with the SEC.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto contained in this report.

Overview

The Company is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as gelatin, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts used cooking oil and commercial bakery residuals into valuable feed and fuel ingredients.  In addition, the Company provides grease trap services to food service establishments, environmental services to food processors and sells restaurant cooking oil delivery and collection equipment. The Company sells its products domestically and internationally and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, as well as the production and sale of a variety of cooking oil collection delivery systems, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of cattle hides and hog skins in North America and cattle hides in Europe, (vi) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (vii) the provision of grease trap services to food service establishments and environmental services to food processors. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture. Blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America, (ii) collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutriceutical, food, and technical (i.e, photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 6 to the Company's Consolidated Financial Statement for the period ended April 2, 2016 included herein.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

During the Winter and Spring of 2015, various H5 strains of Highly Pathogenic Avian Influenza (“Bird Flu”) were spread by migratory birds among commercial poultry flocks in the Midwestern U.S. and Ontario, Canada. No new cases of any H5 strain were reported after June 17, 2015, although a highly pathogenic strain of H7N8 was confirmed on January 15, 2016 in a commercial turkey flock in Indiana. Unlike the H5 strains previously reported, migratory birds are not believed to be responsible for this most recent outbreak. Instead, animal health officials believe a low pathogenic strain of H7N8 present in nearby flocks mutated to be highly pathogenic. This latest outbreak of Bird Flu was confined to a single flock. As of the date of this report, no new cases of Bird Flu have been reported. There have been no reports of humans contracting any of these H5 or H7 strains, nor have there been any reports that these Bird Flu strains can be spread from person to person. For a more detailed discussion of this and other factors that can impact the Company’s business and results of operations, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

The FDA made revisions to regulations proposed on February 5, 2014, for the sanitary transportation of human and animal foods and published a final rule on April 6, 2016 (“Final Transportation Rule”). Such rulemaking was required under the Sanitary Food Transportation Act of 2005 and the Food Safety Modernization Act of 2011. The Final Transportation Rule requires that sanitary transportation practices be used to transport human and animal foods to prevent such food from being adulterated during transport and applies to shippers, carriers by motor vehicle or rail vehicle, receivers and other persons engaged in the transportation of food. Although June 6, 2016 is the effective date for the Final Transportation Rule, the compliance date for businesses other than small businesses (i.e., businesses which employ fewer than 500 employees) is April 6, 2017. The Company has followed development of the Final Transportation Rule throughout its legislative and rulemaking history and believes that the Company has in place the procedures and documentation necessary to be in compliance with the rule. Notwithstanding the foregoing, unforeseen issues and requirements may arise as FDA begins enforcement of this new rule which may affect our ability to transport our raw materials or finished products. For a more detailed discussion of this and other regulations issued by FDA under the Food Safety Modernization Act of 2011 that may impact the Company’s business and results of operations, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended January 2, 2016.

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

The Company’s Fuel Ingredients segment which converts fats into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources is impacted by world energy prices for oil, electricity and natural gas.

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

The Company monitors the performance of its business segments using key financial metrics such as segment operating income, metric tons of raw material processed, gross margin percentage, foreign currency, and Adjusted EBITDA. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company forward-looking financial or operational estimates are not provided.

Results of Operations

Three Months Ended April 2, 2016 Compared to Three Months Ended April 4, 2015

Net income attributable to Darling for the three months ended April 2, 2016, was $1.1 million, or $0.01 per diluted share, as compared to a net income of $0.1 million, or $0.00 per diluted share, in the three months ended April 4, 2015. The results for the three months ended April 2, 2016 and April 4, 2015, respectively include the following after-tax costs:

Fiscal 2016

•	$0.2 million ($0.00 per diluted share) associated with enterprise resource planning (“ERP”) integration at the Company's Canadian subsidiary.

Fiscal 2015

•
$2.9 million ($0.02 per diluted share) associated with the integration of VION Ingredients and Rothsay related to a staff reduction in Angoulême, France and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 during the first three months of fiscal 2015.

When excluding the impact of the above listed items, net income and diluted earnings per common share would have been $1.3 million and $0.01 per diluted share, respectively, for the three months ended April 2, 2016, as compared to $3.0 million and $0.02 per share, respectively, for the three months ended April 4, 2015. When comparing the three months ended April 2, 2016 to the three months ended April 4, 2015, this would have resulted in a $1.7 million decrease in net income. The decrease is primarily attributable to lower finished product prices for both fats and proteins in the Feed Ingredients segment, which are partially offset by increased earnings in both the Food and Fuel Ingredients segments and lower sales, general and administrative expenses.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, Adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at April 2, 2016.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange impact on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2016 As Compared to First Quarter 2015

	Three Months Ended
(dollars in thousands)	April 2, 2016	April 4, 2015
Net income/(loss) attributable to Darling	$1,079	$109
Depreciation and amortization	72,256	66,398
Interest expense	23,901	23,109
Income tax expense/(benefit)	1,863	2,115
Foreign currency loss/(gain)	2,603	2,460
Other expense/(income), net	1,305	509
Equity in net (income)/loss of unconsolidated subsidiaries	(5,643)	1,808
Net (loss)/income attributable to non-controlling interests	1,584	1,715
Adjusted EBITDA	$98,948	$98,223

Acquisition and integration-related expenses	331	5,319
Pro forma Adjusted EBITDA (Non-GAAP)	$99,279	$103,542

Foreign currency exchange impact	2,260	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$101,539	$103,542

DGD Joint Venture Adjusted EBITDA (Darling's Share) (1)	$9,629	$2,346

(1) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

For the three months ended April 2, 2016, the Company generated Adjusted EBITDA of $98.9 million, as compared to $98.2 million in the same period in fiscal 2015. The increase was primarily attributable to increased earnings in the Food and Fuel Ingredients segments and higher raw material volumes in the Feed Ingredients segment that more than offset lower finished product prices attributable to lower global competing ingredient prices and the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar. On a Pro forma Adjusted EBITDA basis, the Company would have generated $99.3 million in the three months ended April 2, 2016, as compared to a Pro forma Adjusted EBITDA of $103.5 million in the same period in 2015. The decrease in the Pro forma Adjusted EBITDA is attributable to lower finished product prices (see table below), the impact of foreign exchange rates as a function of the strengthening U.S. dollar as compared mainly to the euro and Canadian dollar and lower acquisition and integration-related expense, which were partially offset by an increase in raw material volumes.

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the three months ended April 2, 2016 would have been $101.5 million when taking into consideration the change in average foreign currency fluctuations of $2.3 million, as compared to $103.5 million for the same period in fiscal 2015, a reduction of $2.0 million.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2016 As Compared on a Sequential Basis to Fourth Quarter 2015

	Three Months Ended
(dollars in thousands)	April 2, 2016	January 2, 2016
Net income/(loss) attributable to Darling	$1,079	$84,429
Depreciation and amortization	72,256	69,934
Interest expense	23,901	23,308
Income tax expense/(benefit)	1,863	(1,138)
Foreign currency loss/(gain)	2,603	1,612
Other expense/(income), net	1,305	6,135
Equity in net (income)/loss of unconsolidated subsidiaries	(5,643)	(83,073)
Net (loss)/income attributable to non-controlling interests	1,584	1,446
Adjusted EBITDA	$98,948	$102,653

Acquisition and integration-related expenses	331	492
Pro forma Adjusted EBITDA (Non-GAAP)	$99,279	$103,145

Foreign currency exchange impact	(435)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$98,844	$103,145

DGD Joint Venture Adjusted EBITDA (Darling's Share) (1)	$9,629	$86,548

(1) Darling's pro forma adjusted EBITDA (Non-GAAP) in the above table does not include the DGD Joint Venture adjusted EBITDA (Darling's share) if we had consolidated the DGD Joint Venture.

On a sequential basis, for the three months ended April 2, 2016, the Company generated Adjusted EBITDA of $98.9 million, as compared to $102.7 million for the three months ended January 2, 2016. On a Pro forma Adjusted EBITDA basis, the Company would have generated $99.3 million in the three months ended April 2, 2016, as compared to a Pro forma Adjusted EBITDA of $103.1 million in the three months ended January 2, 2016. On a sequential basis, Pro Forma Adjusted EBITDA decreased by approximately $3.8 million.

As a result of the weakening U.S. dollar on a sequential quarter basis, the above Pro forma Adjusted EBITDA results for the three months ended April 2, 2016 would have been $98.8 million when taking into consideration the change in average foreign currency fluctuations of $0.4 million, as compared to $103.1 million for the three months ended January 2, 2016, a decrease of $4.3 million.

Finished Product Commodity Prices.  Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen index (the “Jacobsen”), an established trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feathermeal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of branded and value-added products, which are end products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks. In Europe, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal. Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize different price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen index or by Reuters. During the first quarter of fiscal 2016, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2016, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2015 follow:

	Avg. Price 1st Quarter 2016	Avg. Price 1st Quarter 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 220.98/ton	$ 385.12/ton	$ (164.14)/ton	(42.6)%
Feed Grade PM (Mid-South)	$ 249.10/ton	$ 465.00/ton	$ (215.90)/ton	(46.4)%
Pet Food PM (Mid-South)	$ 506.31/ton	$ 655.12/ton	$ (148.81)/ton	(22.7)%
Feathermeal (Mid-South)	$ 277.21/ton	$ 523.77/ton	$ (246.56)/ton	(47.1)%
BFT (Chicago)	$ 27.07/cwt	$ 29.66/cwt	$ (2.59)/cwt	(8.7)%
YG (Illinois)	$ 21.25/cwt	$ 24.58/cwt	$ (3.33)/cwt	(13.5)%
Corn (Illinois)	$ 3.81/bushel	$ 3.90/bushel	$ (0.09)/bushel	(2.3)%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 632.00/MT	$ 656.00/MT	$ (24.00)/MT	(3.7)%
Soy meal (CIF Rotterdam)	$ 328.00/MT	$ 436.00/MT	$ (108.00)/MT	(24.8)%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2016, compared to the average Jacobsen and Reuters prices for the fourth quarter of fiscal 2015.

	Avg. Price 1st Quarter 2016	Avg. Price 4th Quarter 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen Index:
MBM (Illinois)	$ 220.98/ton	$ 249.29/ton	$ (28.31)/ton	(11.4)%
Feed Grade PM (Mid-South)	$ 249.10/ton	$ 334.67/ton	$ (85.57)/ton	(25.6)%
Pet Food PM (Mid-South)	$ 506.31/ton	$ 469.49/ton	$ 36.82/ton	7.8%
Feathermeal (Mid-South)	$ 277.21/ton	$ 367.06/ton	$ (89.85)/ton	(24.5)%
BFT (Chicago)	$ 27.07/cwt	$ 21.18/cwt	$ 5.89/cwt	27.8%
YG (Illinois)	$ 21.25/cwt	$ 17.86/cwt	$ 3.39/cwt	19.0%
Corn (Illinois)	$ 3.81/bushel	$ 3.95/bushel	$ (0.14)/bushel	(3.5)%
Thomson Reuters:
Palm Oil (CIF Rotterdam)	$ 632.00/MT	$ 563.00/MT	$ 69.00/MT	12.3%
Soy meal (CIF Rotterdam)	$ 328.00/MT	$ 352.00/MT	$ (24.00)/MT	(6.8)%

During the three months ended April 2, 2016 net sales for the Feed Ingredients segment were $476.2 million as compared to $547.5 million during the three months ended April 4, 2015, a decrease of approximately $71.3 million. Net sales for fats were approximately $125.3 million and $146.7 million for the three months ended April 2, 2016 and April 4, 2015. Protein net sales were approximately $172.0 million and $220.0 million for the three months ended April 2, 2016 and April 4, 2015, respectively, and other rendering net sales, which include hides, pet food and service charges, were approximately $66.6 million and $67.7 million for the three months ended April 2, 2016 and April 4, 2015. Total rendering net sales were approximately $363.9 million and $434.4 million for the three months ended April 2, 2016 and April 4, 2015. Used cooking oil net sales were approximately $34.3 million and $36.1 million for the three months ended April 2, 2016 and April 4, 2015. Bakery net sales were approximately $54.5 million and $53.8 million for the three months ended April 2, 2016 and April 4, 2015, and other sales, which includes trap services and industrial residual net sales were approximately $23.4 million and $23.2 million for the three months ended April 2, 2016 and April 4, 2015.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended April 4, 2015	$146.7	$220.0	$67.7	$434.4	$36.1	$53.8	$23.2	$547.5
Increase/(decrease) in sales volumes	4.3	10.0	—	14.3	1.5	1.7	—	17.5
Increase/(decrease) in finished good prices	(24.2)	(55.4)	—	(79.6)	(3.1)	(1.0)	—	(83.7)
Increase/(decrease) due to currency exchange rates	(1.5)	(2.6)	(1.1)	(5.2)	(0.1)	—	—	(5.3)
Other change	—	—	—	—	—	—	0.2	0.2
Total change	(21.4)	(48.0)	(1.1)	(70.5)	(1.7)	0.7	0.2	(71.3)
Net sales three months ended April 2, 2016	$125.3	$172.0	$66.6	$363.9	$34.4	$54.5	$23.4	$476.2

Other principal indicators which management routinely monitors as an indicator of operating performance include:

•	Segment operating income

•	Raw material processed

•	Gross margin percentage

•	Foreign currency

These indicators and their importance are discussed below in greater detail.

Operating Income by Segment

Segment operating income for the three months ended April 2, 2016 was $26.7 million, which reflects a decrease of $5.1 million as compared to the three months ended April 4, 2015. Adjusting the three months ended April 4, 2015 for the net change between the acquisition and integration costs in the three months ended April 2, 2016 as compared to the three months ended April 4, 2015, operating income would have been $36.8 million in the three months ended April 4, 2015.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 2, 2016
Net Sales	$476,171	$247,897	$55,573	$—	$779,641
Cost of sales and operating expenses	372,657	185,554	40,682	—	598,893
Gross Margin	103,514	62,343	14,891	—	180,748

Gross Margin %	21.7%	25.1%	26.8%	—%	23.2%

Selling, general and administrative expense	45,251	23,759	1,850	10,609	81,469
Acquisition and integration costs	—	—	—	331	331
Depreciation and amortization	44,377	16,704	6,919	4,256	72,256
Segment operating income/(loss)	13,886	21,880	6,122	(15,196)	26,692

Equity in net income of unconsolidated subsidiaries	102	—	5,541	—	5,643
Segment income/(loss)	13,988	21,880	11,663	(15,196)	32,335

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 4, 2015
Net Sales	$547,498	$270,157	$57,039	$—	$874,694
Cost of sales and operating expenses	424,006	216,637	43,874	4	684,521
Gross Margin	123,492	53,520	13,165	(4)	190,173

Gross Margin %	22.6%	19.8%	23.1%	—%	21.7%

Selling, general and administrative expense	48,023	25,476	4,040	9,092	86,631
Acquisition and integration costs	—	—	—	5,319	5,319
Depreciation and amortization	40,055	17,197	6,631	2,515	66,398
Segment operating income/(loss)	35,414	10,847	2,494	(16,930)	31,825

Equity in net income/(loss) of unconsolidated subsidiaries	417	—	(2,225)	—	(1,808)
Segment income/(loss)	35,831	10,847	269	(16,930)	30,017

Feed Ingredients operating income for the three months ended April 2, 2016 was $13.9 million, a decrease of $21.5 million as compared to the three months ended April 4, 2015. Earnings for the Feed Ingredients segment were lower due to significant decline in proteins, fats and used cooking oil finished product prices as a result of the global record-setting grain production and increased volumes from the slaughter industry which increased supply above demand levels. In the United States operations, lower earnings were related primarily to lower prices in proteins, fats and used cooking oil, particularly in the Company's non-formula business. In addition, the Company's Feed Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $1.2 million when using prior year average exchange rates.

Food Ingredients operating income was $21.9 million for the three months ended April 2, 2016, an increase of $11.1 million as compared to the three months ended April 4, 2015. The gelatin business earnings improved as compared to the prior year primarily due to strong South American, North American, and European operations profitability. European edible fats performance normalized over the prior year due to stable sales prices with lower raw material costs. The Company's casing business was down as compared to the same period in the prior year, due primarily to lower sale volumes on both casings and meat by-product sales. In addition, the Company's Food Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $0.8 million when using prior year average exchange rates.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the three months ended April 2, 2016 was $6.1 million, an increase of $3.6 million as compared to three months ended April 4, 2015. The increase is due to improved Ecoson and Rendac volumes and operating performance and improved margins and decreased costs at the Canadian biodiesel plant as compared to the same period in fiscal 2015. Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended April 2, 2016 was $11.7 million, as compared to segment income of $0.3 million in the same period of 2015. The increase of $11.4 million is primarily related to an increase in the income of the DGD Joint Venture due to inclusion of the blenders' tax credits in the first quarter of 2016 that more than offset a decrease in petroleum prices and lower Renewable Identification Number (“RIN”) values. In addition, the Company's Fuel Ingredients segment operating cash flow was negatively impacted by foreign exchange translation by approximately $0.3 million when using prior year average exchange rates.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the three months ended April 2, 2016, the raw material processed by the Company totaled 2.52 million metric tons. Of this amount, 1.97 million metric tons was in the Feed Ingredients segment, 274,000 metric tons was in the Food Ingredients segment, and 279,000 metric tons was in the Fuel Ingredients segment. Globally, on a sequential quarter basis, raw material processed volumes were up by approximately 2.3%, which consisted of a 4.2% increase in the Feed Ingredients segment, a 3.1% increase in the Food Ingredients segment, and a 10.1% decrease in the Fuel Ingredients segment.

In the three months ended April 4, 2015, the raw material processed by the Company totaled 2.44 million metric tons. Of this amount, 1.87 million metric tons was in the Feed Ingredients segment, 265,000 metric tons was in the Food Ingredients segment, and 302,000 metric tons was in the Fuel Ingredients segment.

As compared to the three months ended April 4, 2015 overall volumes were up approximately 3.5%, which consisted of a 5.2% increase in the Feed Ingredients segment, a 3.6% increase in the Food Ingredients segment and a 7.7% decrease in the Fuel Ingredients segment. The total raw materials processed and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

Gross Margin Percentages

(percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 2, 2016
Gross Margin %	21.7%	25.1%	26.8%	—%	23.2%

(percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 4, 2015
Gross Margin %	22.6%	19.8%	23.1%	—%	21.7%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the three months ended April 2, 2016, the gross margin percentage was 23.2% as compared to 21.7% in the same period of fiscal 2015. The gross margin percentage for the three months ended April 2, 2016 increased 6.9% as compared to the comparable period of fiscal 2015. When looking at the foreign exchange impact the gross margins for the three months ended April 2, 2016 were 8.0% higher as compared to the adjusted margins for the comparable period of fiscal 2015, except for Feed Ingredients.

In the Feed Ingredients segment for the three months ended April 2, 2016, the gross margin percentage decreased to 21.7% as compared to 22.6% for the same period of fiscal 2015. The decrease was principally related to the decline in prices that more than offset increased volumes. Considering foreign exchange impact the Feed Ingredients segment gross margins for three months ended April 2, 2016 were 2.7% lower as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Food Ingredients segment for the three months ended April 2, 2016, the gross margin percentage increased to 25.1% as compared to 19.8% during the comparable period of fiscal 2015. The increase is primarily due to increased earnings in South America, North America, and European gelatin business due to improved margins and production efficiencies. Considering foreign exchange impact the Food Ingredients segment gross margins for the three months ended April 2, 2016 were 28.8% higher as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended April 2, 2016, the gross margin percentage increased to 26.8% as compared to 23.1% for the comparable period of fiscal 2015. This increase is primarily driven by Canadian biodiesel and the European results. Considering foreign exchange impact the Fuel Ingredients segment gross margins for the three months ended April 2, 2016 were 17.7% higher as compared to the adjusted margins for the comparable period of fiscal 2015.

Foreign Currency

The U.S. dollar has been strengthened against most of the other functional currencies used by the Company's non-domestic operations. Using actual results for three months ended April 2, 2016 and using the prior year's average currency rate for the three months ended April 4, 2015 this would result in an increase in operating income of approximately $2.3 million. The average rates assumptions used in this calculation was the actual fiscal average rate for the three months ended April 4, 2015 of €1.00:USD$1.13 and CAD$1.00:USD$0.80 as compared to the average rate for the three months ended April 2, 2016 of €1.00:USD$1.10 and CAD$1.00:USD$0.73, respectively. On a sequential basis the actual results for the three months ended April 2, 2016 were lower by approximately $0.4 million. This impact is mainly due to the drop in the U.S dollar as compared to the euro and Canadian dollar. The average rates assumptions used in this calculation on a sequential basis was the actual fiscal average rate for the three months ended January 2, 2016 of €1.00:USD$1.09 and CAD$1.00:USD$0.74 as

compared to the average rate for the three months ended April 2, 2016 of €1.00:USD$1.10 and CAD$1.00:USD$0.73, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.6 million during the three months ended April 2, 2016, a $1.5 million increase from $9.1 million during the three months ended April 4, 2015. The increase is primarily due to an increase in corporate related benefits and legal costs as compared to the three months ended April 4, 2015.

Acquisition and Integration Costs.  Acquisition and integration costs were $0.3 million during the three months ended April 2, 2016, as compared to $5.3 million in the three months ended April 4, 2015. The decrease is mainly due to the fact that the majority of the costs in the three months ended April 2, 2016 relate to ERP integration of the Company's Canadian subsidiary and the termination of the TSA agreement with Maple Leaf Foods in March 2016 as compared to integration of operations, systems integration and implementation of Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition in the same period of fiscal 2015.

Depreciation and Amortization.  Depreciation and amortization charges increased $1.8 million to $4.3 million during the three months ended April 2, 2016, as compared to $2.5 million during the three months ended April 4, 2015.  The increase in depreciation and amortization is primarily due to the Company's enterprise resource planning (“ERP”) system depreciation.

Interest Expense. Interest expense was $23.9 million during the three months ended April 2, 2016, compared to $23.1 million during the three months ended April 4, 2015, an increase of $0.8 million. The increase is mainly due to the increase in interest rates and outstanding debt in Europe that more than offset a decrease in debt outstanding in the U.S. and Canada as compared to the same period of fiscal 2015.

Foreign Currency Gains/(Losses).  Foreign currency losses were $2.6 million during the three months ended April 2, 2016, as compared to $2.5 million for the three months ended April 4, 2015. The increase in currency losses is mainly due to losses on non-designated foreign exchange hedge contracts related to the Company's intercompany notes.

Other Income/Expense. Other expense was $1.3 million in the three months ended April 2, 2016, compared to $0.5 million in the three months ended April 4, 2015.  The increase in other expense in the three months ended April 2, 2016 as compared to the same period in fiscal 2015 is mainly due to additional clean up costs incurred in the Netherlands and Brazil in the first quarter of fiscal 2016 related to fire and casualty losses that occurred in December 2015.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's portion of the income of the DGD Joint Venture for the three months ended April 2, 2016. The net income in the three months ended April 2, 2016 was $5.6 million compared to a net loss of $1.8 million in the three months ended April 4, 2015. The $7.4 million increase is primarily due to blenders tax credits recorded at the DGD Joint Venture in the first quarter of fiscal 2016 that more than offset a decrease in fuel sales prices, downtime of approximately 18 days for scheduled maintenance and a force majeure declared by KCS railroad due to flooding, as compared to no blenders tax credits and higher fuel prices in the same period in the prior year.

Income Taxes. The Company recorded income tax expense of $1.9 million for the three months ended April 2, 2016, compared to $2.1 million of income tax expense recorded in the three months ended April 4, 2015, a decrease of $0.2 million. The effective tax rate for the three months of fiscal 2016 and fiscal 2015 is 41.2% and 53.7%, respectively. The effective tax rate for the three months of fiscal 2016 differs from the statutory rate of 35% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates, Subpart F income and discrete items. The effective tax rate for the three months of fiscal 2015 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates, Subpart F income and discrete items.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at April 2, 2016. On April 2, 2016, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(8,636)
Carrying value of 5.375% Notes due 2022	$491,364

4.75 % Notes due 2022 - Denominated in euros	$588,079
Less unamortized deferred loan costs	(10,846)
Carrying value of 4.75% Notes due 2022	$577,233

Amended Credit Agreement:
Term Loan A	$277,606
Less unamortized deferred loan costs	(1,433)
Carrying value of Term Loan A	276,173

Term Loan B	$588,000
Less unamortized deferred loan costs	(7,408)
Carrying value of Term Loan B	$580,592

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	21,968
Letters of credit issued	33,841
Availability	$944,191

During the first quarter of fiscal 2016, the U.S. dollar weakened as compared to the euro and Canadian dollar. Using the euro and Canadian dollar based debt outstanding at April 2, 2016 and comparing the closing balance sheet rates at April 2, 2016 to those at January 2, 2016, the U.S. dollar debt balances of euro based debt and Canadian based debt increased by approximately $26.7 million and $7.0 million, respectively, at April 2, 2016. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at April 2, 2016 of €1.00:USD$1.1419 and CAD$1.00:USD$0.766762 as compared to the closing balance sheet rate at January 2, 2016 of €1.00:USD$1.08915 and CAD$1.00:USD$0.719861, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling Canada and Darling NL entered into the Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. For a description of the terms of the Amended Credit Agreement, including the revolving loan, term loan A and term loan B facilities provided thereunder, see Note 7 to the Company's Consolidated Financial Statements included herein.

•
As of April 2, 2016, the Company had availability of $944.2 million under the revolving loan facility, taking into account an aggregate of $22.0 million of outstanding borrowings and letters of credit issued of $33.8 million. The revolving loan facility will mature on September 27, 2018.

•
As of April 2, 2016, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$17.8 million and $23.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of April 2, 2016, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €510.0 million and $12.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

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

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Corporation, a wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes. The 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to the Original 5.375% Indenture, (as supplemented, the “5.375% Indenture”), among Darling Escrow Corporation, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the “5.375% Trustee”).

4.75 % Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. (the “4.375% Issuer”), a wholly-owned indirect finance subsidiary of Darling incorporated as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of The Netherlands issued and sold €515.0 million aggregate principal amount of its 4.75% Senior Notes due 2022 (the “4.75% Notes”).

The 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the “4.75% Indenture”), among the 4.375% Issuer, Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the “4.75% Trustee”) and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar.

The classification of long-term debt in the Company’s April 2, 2016 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016 as filed with the SEC on March 1, 2016.

Working Capital and Capital Expenditures

On April 2, 2016, the Company had working capital of $508.4 million and its working capital ratio was 2.13 to 1 compared to working capital of $490.1 million and a working capital ratio of 2.11 to 1 on January 2, 2016.  As of April 2, 2016, the Company had unrestricted cash of $147.3 million and funds available under the revolving credit facility of $944.2 million, compared to unrestricted cash of $156.9 million and funds available under the revolving credit facility of $956.7 million at January 2, 2016. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $45.0 million for the three months ended April 2, 2016 as compared to net cash provided by operating activities of $59.2 million for the three months ended April 4, 2015, a decrease of $14.2 million which was spread within all operating assets and liabilities.  Cash used by investing activities was $59.3 million for the three months ended April 2, 2016, compared to $50.7 million for the three months ended April 4, 2015, an increase of $8.6 million, primarily due to cash paid for an acquisition in the current year as compared to the prior year.  Net cash used by financing activities was $2.6 million for the three months ended April 2, 2016, compared to cash provided by financing activities of $8.5 million for the three months ended April 4, 2015, a decrease of $11.1 million, primarily due to overall decrease in all Company borrowings and the repurchase of the Company's stock for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015.

Capital expenditures of $53.4 million were made during the first three months of fiscal 2016, compared to $50.8 million in the first three months of fiscal 2015, for a net increase of $2.6 million (5.1%). The Company expects to incur additional capital expenditures of $177.0 million for the remainder of fiscal 2016. Additionally, included in the planned capital projects are costs associated with the Company's continued initiation of its new ERP system. As of April 2, 2016, the Company has spent life-to-date approximately $38.5 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The total expected cash flow impact of this project will be in the range of $40.0 million to $42.0 million. These costs will be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $2.1 million and $3.3 million during the three months ended April 2, 2016 and April 4, 2015, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2016, the Company has accrued approximately $10.0 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at April 2, 2016.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.6 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.2 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the three months ended April 2, 2016 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the three months ended April 2, 2016 of approximately $0.7 million.

The U.S. Pension Protection Act of 2006 ("PPA") went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate liability of approximately $1.9 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of April 2, 2016, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $231.3 million included on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. The DGD Joint Venture received the $156.4 million of 2015 calendar year blenders credits from the Internal Revenue Service in April 2016. As a result, the DGD Joint Venture made a debt payment of approximately $54.7 million, made dividend distributions to each partner in the amount of $25.0 million and retained the remaining amount for future capital expenditures and general DGD Joint Venture purposes.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons. The incremental cost per gallon of renewable diesel production for the expansion is estimated to be approximately one-half of the green field construction cost due to significant logistics and processing facilities already in place. This expansion plan is expected to be funded by DGD Joint Venture cash flow and is subject to final engineering and costs analysis. The DGD Joint Venture estimates completion of the expansion in the fourth quarter of 2017, with production expected to ramp-up in the first quarter of 2018. The DGD Joint Venture expects to operate at full capacity throughout the expansion phase, excluding an estimated 15-to-30 days of necessary downtime for final tie-ins. The planned expansion will also include expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and the globe.

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2016, unless extended by agreement of the parties. As of April 2, 2016, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partners, evaluates its capital structure from time to time, including opportunities to refinance the JV.

Financial Impact of Significant Debt Outstanding

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first three months of fiscal 2016, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2016 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its ERP system, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $66.8 million of commodity products consisting of approximately $54.7 million of finished products, approximately $10.5 million of natural gas and diesel fuel and approximately $1.6 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 2, 2016.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2016, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $36.9 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 2, 2016.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at April 2, 2016 (in thousands):

Other commercial commitments:
Standby letters of credit	$33,841
Foreign bank guarantees	9,539
Total other commercial commitments:	$43,380

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on March 1, 2016.

Based on the Company’s annual impairment testing at October 31, 2015, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of seven of the Company's nine reporting units was less than 30% of its carrying value and four reporting units (Canada Fuel, Canada Feed, Rousselot and ERS Food) were less than 10% of its carrying value. With goodwill of approximately $527.7 million on these four reporting units, which was substantially less than the percentage by which the fair values of the Company's other reporting units with goodwill exceeded their carrying values.  The Company determined the fair value of reporting units with the assistance of a valuation expert, which was primarily based on the Income Approach. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these four reporting units could decrease in the future and result in an impairment to goodwill.  As of April 2, 2016, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU amends Topic 718, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact of this standard.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting. This ASU amends Topic 323, Investments - Equity Method and Joint Ventures, which eliminates the requirement to retrospectively apply equity method accounting when an entity increases ownership or influence in a previously held investment. The ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company does not expect the new guidance to impact the Company's financial statements or related disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU amends Topic 740, Income Taxes, requiring deferred tax assets and liabilities to be classified as non-current in the statement of financial position. The Company has early adopted ASU No. 2015-17 effective January 2, 2016 on a retrospective basis. As required by ASU No. 2015-17, all deferred tax assets and liabilities are classified as non-current in the Company's consolidated balance sheets, which is a change from the Company's historical presentation whereby certain of the Company's deferred tax assets and liabilities were classified as current and the remaining amount was classified as non-current. The Company early adopted ASU no. 2015-17 effective January 2, 2016. The adoption did not have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The ASU amends ASC Topic 715, Compensation-Retirement Benefits. The new standard permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The Company early adopted the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU amends ASC (Subtopic 835-30), Interest - Imputation of Interest. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. The ASU is effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. See Note 7 Debt for impact of adopting this standard. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this standard and the transition plan the Company will adopt.

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

In addition, to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, reduced demand for animal feed, or otherwise; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and green house gas (“GHG”) emissions that adversely affect programs like the U.S. governments renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad;  possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives;  the occurrence of Bird Flu including, but not limited to H5N1 flu, bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere;  unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products;  risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; difficulties or a significant disruption in our information systems or failure to implement new systems and software successfully, including our ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At April 2, 2016, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2015 and the first three months of fiscal 2016, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the fourth quarter of fiscal 2016. As of April 2, 2016, the aggregate fair value of these corn option contracts was approximately $2.0 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of April 2, 2016, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	30,288	Euro	6,850	4.09 - 4.83	$8,375
Brazilian real	83,417	U.S. dollar	20,825	3.66 - 4.38	20,825
Euro	238,636	U.S. dollar	267,822	1.09 - 1.13	267,822
Euro	8,737	Polish zloty	38,000	4.34 - 4.38	9,977
Euro	3,536	Japanese yen	452,478	124.03 - 131.75	4,038
Euro	30,555	Chinese renminbi	225,110	7.37	34,890
Euro	9,673	Australian dollar	14,400	1.49	11,045
Polish zloty	17,014	Euro	3,894	4.26 - 4.49	4,584
British pound	87	U.S. dollar	125	1.43	125
Japanese yen	45,817	U.S. dollar	383	116.51 - 122.56	383
					$362,064

The above foreign currency contracts mature within one year and include hedges on approximately $253.1 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $2.5 million and are included in other current assets and accrued expenses at April 2, 2016.

Additionally, the Company had corn options contracts and forward contracts and heating oil swaps that are marked to market because they did not qualify for hedge accounting at April 2, 2016. These contracts have an aggregate fair value of approximately $0.7 million and are included in other current assets and accrued expenses at April 2, 2016.

As of April 2, 2016, the Company had forward purchase agreements in place for purchases of approximately $10.5 million of natural gas and diesel fuel and approximately $1.6 million of other commitments in fiscal 2016. As of April 2, 2016, the Company had forward purchase agreements in place for purchases of approximately $54.7 million of finished product in fiscal 2016.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2016

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 14 on pages 21 through 22 of this Form 10-Q and is incorporated herein by reference.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. During the first quarter of fiscal 2016, the Company repurchased approximately $5.0 million worth of its Common Stock in the open market.

The following table is a summary of equity securities purchased by the Company during the first quarter of fiscal 2016.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Appropriate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs at End of Period.
January 2016:
January 3, 2016 through January 30, 2016	561,262		8.89	561,262	$89,109,112
February 2016:
January 31, 2016 through February 27, 2016	—		—	—	$89,109,112
March 2016:
February 28, 2016 through April 2, 2016	129,226	(3)	12.02	—	$89,109,112
Total	690,488		9.47	561,262	$89,109,112

(1)    All shares purchased during the first quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options).

(2)    The average price paid per share is calculated on a trade date basis and excludes commissions.

(3)    Includes shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options.

(4)    Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced on August 13, 2015, to repurchase up to an aggregate $100.0 million of the Company's common stock over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Form of Performance Unit Award Agreement for use in connection with awards under the 2012 Omnibus Incentive Plan.
10.2	Form of Stock Option Notice and Agreement for use in connection with awards under the 2012 Omnibus Incentive Plan.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of John O. Muse, the Chief Financial Officer of the Company.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 2, 2016 and January 2, 2016; (ii) Consolidated Statements of Operations for the three months ended April 2, 2016 and April 4, 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended April 2, 2016 and April 4, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended April 2, 2016 and April 4, 2015; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 12, 2016	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	May 12, 2016	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)