Form 10-Q
period 2016-07-02
DARLING INGREDIENTS INC.
filed 2016-08-11
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
OR

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

There were 164,591,781 shares of common stock, $0.01 par value, outstanding at August 4, 2016.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 2, 2016

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 2, 2016 and January 2, 2016
(in thousands, except share data)

	July 2, 2016	January 2, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$157,815	$156,884
Restricted cash	312	331
Accounts receivable, net	399,877	371,392
Inventories	364,362	344,583
Prepaid expenses	43,131	36,175
Income taxes refundable	12,839	11,963
Other current assets	25,822	10,460
Total current assets	1,004,158	931,788
Property, plant and equipment, less accumulated depreciation of $756,440 at July 2, 2016 and $652,875 at January 2, 2016	1,528,387	1,508,167
Intangible assets, less accumulated amortization of $267,226 at July 2, 2016 and $252,719 at January 2, 2016	769,427	782,349
Goodwill	1,258,480	1,233,102
Investment in unconsolidated subsidiaries	243,801	247,238
Other assets	38,592	41,623
Deferred income taxes	17,049	16,352
	$4,859,894	$4,760,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,842	$45,166
Accounts payable, principally trade	177,303	149,998
Income taxes payable	9,118	6,679
Accrued expenses	249,435	239,825
Total current liabilities	466,698	441,668
Long-term debt, net of current portion	1,874,492	1,885,851
Other non-current liabilities	93,692	97,809
Deferred income taxes	366,936	360,681
Total liabilities	2,801,818	2,786,009
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 167,617,151 and 167,070,983 shares issued at July 2, 2016 and at January 2, 2016, respectively	1,676	1,671
Additional paid-in capital	1,494,075	1,488,783
Treasury stock, at cost; 3,026,816 and 2,335,607 shares at July 2, 2016 and at January 2, 2016, respectively	(40,878)	(34,316)
Accumulated other comprehensive loss	(282,226)	(335,918)
Retained earnings	783,567	750,489
Total Darling's stockholders’ equity	1,956,214	1,870,709
Noncontrolling interests	101,862	103,901
Total stockholders' equity	$2,058,076	$1,974,610
	$4,859,894	$4,760,619

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended July 2, 2016 and July 4, 2015
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$877,341	$859,315	$1,656,982	$1,734,009
Costs and expenses:
Cost of sales and operating expenses	677,115	668,276	1,276,008	1,352,797
Selling, general and administrative expenses	76,158	84,294	157,627	170,925
Acquisition and integration costs	70	1,208	401	6,527
Depreciation and amortization	69,531	66,245	141,787	132,643
Total costs and expenses	822,874	820,023	1,575,823	1,662,892
Operating income	54,467	39,292	81,159	71,117

Other expense:
Interest expense	(23,980)	(34,285)	(47,881)	(57,394)
Foreign currency gain/(loss)	8	1,622	(2,595)	(838)
Other expense, net	(2,373)	(1,199)	(3,678)	(1,708)
Total other expense	(26,345)	(33,862)	(54,154)	(59,940)

Equity in net income of unconsolidated subsidiaries	13,852	4,172	19,495	2,364
Income before income taxes	41,974	9,602	46,500	13,541

Income tax expense	7,983	4,665	9,846	6,780

Net income	33,991	4,937	36,654	6,761

Net income attributable to noncontrolling interests	(1,992)	(1,857)	(3,576)	(3,572)

Net income attributable to Darling	$31,999	$3,080	$33,078	$3,189

Basic income per share	$0.19	$0.02	$0.20	$0.02
Diluted income per share	$0.19	$0.02	$0.20	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months ended July 2, 2016 and July 4, 2015
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$33,991	$4,937	$36,654	$6,761
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(8,008)	7,443	49,523	(85,872)
Pension adjustments	651	778	1,377	1,547
Corn option derivative adjustments	1,227	(1,325)	521	(1,287)
Total other comprehensive income/(loss), net of tax	(6,130)	6,896	51,421	(85,612)
Total comprehensive income/(loss)	$27,861	$11,833	$88,075	$(78,851)
Comprehensive income attributable to noncontrolling interests	1,725	848	1,305	7,890
Comprehensive income/(loss) attributable to Darling	$26,136	$10,985	$86,770	$(86,741)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 2, 2016 and July 4, 2015
(in thousands)
(unaudited)

	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net Income	$36,654	$6,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,787	132,643
Loss on disposal of property, plant, equipment and other assets	827	233
Gain on insurance proceeds from insurance settlements	(356)	(341)
Deferred taxes	(1,812)	(3,225)
Increase/(decrease) in long-term pension liability	(1,596)	350
Stock-based compensation expense	5,067	4,642
Write-off deferred loan costs	57	10,633
Deferred loan cost amortization	5,600	4,868
Equity in net income of unconsolidated subsidiaries	(19,495)	(2,364)
Distributions of earnings from unconsolidated subsidiaries	25,994	26,155
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,081)	22,582
Income taxes refundable/payable	1,559	(1,368)
Inventories and prepaid expenses	(19,501)	(21,451)
Accounts payable and accrued expenses	30,989	(1,505)
Other	(17,460)	8,937
Net cash provided by operating activities	168,233	187,550
Cash flows from investing activities:
Capital expenditures	(109,406)	(98,722)
Acquisitions, net of cash acquired	(8,511)	—
Gross proceeds from disposal of property, plant and equipment and other assets	2,404	1,484
Proceeds from insurance settlement	1,537	341
Payments related to routes and other intangibles	—	(2,242)
Net cash used by investing activities	(113,976)	(99,139)
Cash flows from financing activities:
Proceeds from long-term debt	17,277	579,974
Payments on long-term debt	(59,255)	(583,736)
Borrowings from revolving credit facility	41,000	41,244
Payments on revolving credit facility	(47,207)	(83,506)
Net cash overdraft financing	—	(880)
Deferred loan costs	—	(11,629)
Issuance of common stock	143	171
Repurchase of treasury stock	(5,000)	—
Minimum withholding taxes paid on stock awards	(1,812)	(4,775)
Excess tax benefits from stock-based compensation	(413)	(12)
Distributions to noncontrolling interests	—	(1,866)
Net cash used by financing activities	(55,267)	(65,015)
Effect of exchange rate changes on cash	1,941	(6,160)
Net increase in cash and cash equivalents	931	17,236
Cash and cash equivalents at beginning of period	156,884	108,784
Cash and cash equivalents at end of period	$157,815	$126,020
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(3,684)	$274
Cash paid during the period for:
Interest, net of capitalized interest	$41,813	$37,524
Income taxes, net of refunds	$11,799	$11,436
Non-cash financing activities
Debt issued for assets	$10	$2,521
Contribution of assets to unconsolidated subsidiary	$2,674	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
July 2, 2016
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and six month periods ended July 2, 2016 and July 4, 2015, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 2, 2016.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of July 2, 2016, and include the 13 and 26 weeks ended July 2, 2016, and the 13 and 26 weeks ended July 4, 2015.

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

(d)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gains of approximately $51.8 million for the six months ended July 2, 2016 and net foreign currency translation losses of approximately $90.2 million for the six months ended July 4, 2015.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		July 2, 2016			July 4, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$31,999	164,634	$0.19	$3,080	165,228	$0.02
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		1,793			188
Less: Pro forma treasury shares		(953)			(118)
Diluted:
Net income attributable to Darling	$31,999	165,474	$0.19	$3,080	165,298	$0.02

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		July 2, 2016			July 4, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$33,078	164,534	$0.20	$3,189	165,077	$0.02
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		975			303
Less: Pro forma treasury shares		(496)			(136)
Diluted:
Net income/(loss) attributable to Darling	$33,078	165,013	$0.20	$3,189	165,244	$0.02

For the three months ended July 2, 2016 and July 4, 2015, respectively, 1,231,664 and 825,711 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended July 2, 2016 and July 4, 2015, respectively, 899,422 and 582,559 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended July 2, 2016 and July 4, 2015, respectively, 1,080,410 and 674,834 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the six months ended July 2, 2016 and July 4, 2015, respectively, 824,068 and 578,899 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)	Inventories

A summary of inventories follows (in thousands):

	July 2, 2016	January 2, 2016
Finished product	$182,292	$164,428
Work in process	91,626	84,474
Raw material	40,034	48,401
Supplies and other	50,410	47,280
	$364,362	$344,583

(4)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	July 2, 2016	January 2, 2016
Indefinite Lived Intangible Assets
Trade names	$53,002	$52,466
	53,002	52,466
Finite Lived Intangible Assets:
Routes	387,321	390,888
Permits	502,203	494,754
Non-compete agreements	3,745	6,996
Trade names	76,331	75,825
Royalty, consulting, land use rights and leasehold	14,051	14,139
	983,651	982,602
Accumulated Amortization:
Routes	(93,074)	(99,819)
Permits	(153,877)	(134,752)
Non-compete agreements	(1,547)	(4,628)
Trade names	(16,757)	(11,959)
Royalty, consulting, land use rights and leasehold	(1,971)	(1,561)
	(267,226)	(252,719)
Total Intangible assets, less accumulated amortization	$769,427	$782,349

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2016 as a result of approximately $27.7 million of asset retirements. Amortization expense for the three and six months ended July 2, 2016 and July 4, 2015, was approximately $19.7 million, $21.1 million and $38.8 million, $42.2 million, respectively.

(5)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 2, 2016
Goodwill	$812,797	$323,385	$112,834	$1,249,016
Accumulated impairment losses	(15,914)	—	—	(15,914)
	796,883	323,385	112,834	1,233,102
Goodwill acquired during year	827	—	2	829
Foreign currency translation	16,255	4,387	3,907	24,549
Balance at July 2, 2016
Goodwill	829,879	327,772	116,743	1,274,394
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$813,965	$327,772	$116,743	$1,258,480

(6)	Investment in Unconsolidated Subsidiaries

On January 21, 2011 a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “DGD Facility”), which is capable of processing approximately 12,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013.

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	June 30, 2016	December 31, 2015
Assets:
Total current assets	$175,782	$261,444
Property, plant and equipment, net	355,809	356,230
Other assets	17,070	3,034
Total assets	$548,661	$620,708
Liabilities and members' equity:
Total current portion of long term debt	$17,023	$62,023
Total other current liabilities	22,785	19,935
Total long term debt	68,564	86,819
Total other long term liabilities	400	380
Total members' equity	439,889	451,551
Total liabilities and member's equity	$548,661	$620,708

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Operating revenues	$132,226	$156,160	$203,994	$272,888
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	95,565	140,343	148,074	252,378
Depreciation, amortization and accretion expense	7,547	4,956	12,925	9,965
Total costs and expenses	103,112	145,299	160,999	262,343
Operating income	29,114	10,861	42,995	10,545
Other income	70	32	85	52
Interest and debt expense, net	(1,928)	(3,352)	(4,742)	(7,508)
Net income	$27,256	$7,541	$38,338	$3,089

As of July 2, 2016 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $219.9 million on the consolidated balance sheet and has recorded an equity net gain of approximately $19.2 million and $1.5 million for the six months ended July 2, 2016 and July 4, 2015, respectively. In the second quarter of fiscal 2016, the DGD Joint Venture received $156.4 million of the 2015 calendar year blenders tax credits from the Internal Revenue Service, made a debt payment of approximately $54.7 million and made dividend distributions to each partner in the amount $25.0 million. Additionally, with Congress' extension of the biodiesel blenders tax credit in December 2015 through December 31, 2016, the DGD Joint Venture fiscal 2016 results include blenders tax credits, while no blenders tax credits are included in the same period in the prior year.

(7)	Debt

Debt consists of the following (in thousands):

	July 2, 2016	January 2, 2016
Amended Credit Agreement:
Revolving Credit Facility ($3.9 million and $9.4 million denominated in CAD at July 2, 2016 and January 2, 2016, respectively)	$3,869	$9,358
Term Loan A ($100.1 million and $97.1 million denominated in CAD at July 2, 2016 and January 2, 2016, respectively)	248,371	277,181
Less unamortized deferred loan costs	(1,230)	(1,552)
Carrying value Term Loan A	247,141	275,629

Term Loan B	586,500	589,500
Less unamortized deferred loan costs	(7,040)	(7,774)
Carrying value Term Loan B	579,460	581,726

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(8,318)	(8,952)
Carrying value 5.375% Senior Notes due 2022	491,682	491,048

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	572,654	560,912
Less unamortized deferred loan costs - Denominated in euro	(10,189)	(10,705)
Carrying value 4.75% Senior Notes due 2022	562,465	550,207

Other Notes and Obligations	20,717	23,049
	1,905,334	1,931,017
Less Current Maturities	30,842	45,166
	$1,874,492	$1,885,851

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU amends ASC (Subtopic 835-30), Interest - Imputation of Interest. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. On January 3, 2016, the Company adopted this standard as a change in accounting principal on a retrospective basis. As of July 2, 2016 and January 2, 2016, the Company has presented debt issuance costs related to the Company's term loans and senior notes, previously reported in other assets, as direct deductions from the carrying amount of the debt liability. In addition, the Company has presented the debt issuance costs related to the Company's amended credit agreement as a deferred asset within other assets as permitted by ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which was issued in August 2015. Upon adoption of ASU No. 2015-03, other assets of approximately $29.0 million were reclassified as deduction from the carrying value of the recognized debt liability at January 2, 2016.

As of July 2, 2016, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in Canadian dollars of CAD$129.4 million and CAD$5.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, as of July 2, 2016, the Company had capital lease obligations denominated in

Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$1.9 million and CAD$1.8 million, respectively.

As of July 2, 2016, the Company had outstanding debt under the Company's 4.75% Senior Notes due 2022 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at July 2, 2016, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.4 million and €0.5 million, respectively.

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

As of July 2, 2016, the Company had $146.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.75% per annum for a total of 3.25% per annum and $2.0 million outstanding under the term loan A facility at base rate plus a margin of 1.75% per annum for a total of 5.25% per annum. The Company had $586.5 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.25% per annum. The Company had CAD$129.4 million outstanding under the term loan A facility at CDOR plus a margin of 2.75% per annum for a total of 3.7114% per annum and CAD$5.0 million outstanding under the revolver at CDOR plus a margin of 2.75% per annum for a total of 3.7115% per annum. As of July 2, 2016, the Company had revolver availability of $969.9 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $26.3 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $9.7 million at July 2, 2016.

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

As of July 2, 2016, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

(8)	Income Taxes

The Company has provided income taxes for the three and six month periods ended July 2, 2016 and July 4, 2015, based on its estimate of the effective tax rate for the entire 2016 and 2015 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, including Subpart F income and biofuel tax incentives, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of July 2, 2016, the Company had $3.6 million of gross unrecognized tax benefits and $1.8 million of related accrued interest and penalties. An indemnity receivable of $4.7 million has been recorded for the uncertain tax positions related to the VION Acquisition. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $2.3 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three and six months months ended July 2, 2016 and July 4, 2015 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$7	$(20)	$(2)	$10	$5	$(10)
Amortization of actuarial loss	1,166	1,284	(445)	(496)	721	788
Amortization of settlement	(123)	—	48	—	(75)	—
Total defined benefit pension plans	1,050	1,264	(399)	(486)	651	778
Corn option derivatives
Loss/(gain) reclassified to net income	(869)	(347)	337	134	(532)	(213)
Gain/(loss) activity recognized in other comprehensive income (loss)	2,875	(1,819)	(1,116)	707	1,759	(1,112)
Total corn option derivatives	2,006	(2,166)	(779)	841	1,227	(1,325)

Foreign currency translation	(8,008)	7,443	—	—	(8,008)	7,443

Other comprehensive income (loss)	$(4,952)	$6,541	$(1,178)	$355	$(6,130)	$6,896

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$14	$(40)	$(5)	$20	$9	$(20)
Amortization of actuarial loss	2,334	2,569	(891)	(1,002)	1,443	1,567
Amortization of settlement	(123)	—	48	—	(75)	—
Total defined benefit pension plans	2,225	2,529	(848)	(982)	1,377	1,547
Corn option derivatives
Loss/(gain) reclassified to net income	(2,343)	(581)	909	225	(1,434)	(356)
Gain/(loss) activity recognized in other comprehensive income (loss)	3,195	(1,523)	(1,240)	592	1,955	(931)
Total corn option derivatives	852	(2,104)	(331)	817	521	(1,287)

Foreign currency translation	49,523	(85,872)	—	—	49,523	(85,872)

Other Comprehensive income (loss)	$52,600	$(85,447)	$(1,179)	$(165)	$51,421	$(85,612)

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and six months months ended July 2, 2016 and July 4, 2015 as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	Statement of Operations Classification
Derivative instruments
Corn option derivatives	$869	$347	$2,343	$581	Cost of sales and operating expenses
	869	347	2,343	581	Total before tax
	(337)	(134)	(909)	(225)	Income taxes
	532	213	1,434	356	Net of tax
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(7)	$20	$(14)	$40	(a)
Amortization of actuarial loss	(1,166)	(1,284)	(2,334)	(2,569)	(a)
Amortization of settlement	123	—	123	—	(a)
	(1,050)	(1,264)	(2,225)	(2,529)	Total before tax
	399	486	848	982	Income taxes
	(651)	(778)	(1,377)	(1,547)	Net of tax
Total reclassifications	$(119)	$(565)	$57	$(1,191)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 11 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of July 2, 2016 as follows (in thousands):

	Six Months Ended July 2, 2016
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) January 2, 2016, attributable to Darling, net of tax	$(305,213)	$1,843	$(32,548)	$(335,918)
Other comprehensive gain before reclassifications	49,523	1,955	—	51,478
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(1,434)	1,377	(57)
Net current-period other comprehensive income	49,523	521	1,377	51,421
Noncontrolling interest	(2,271)	—	—	(2,271)
Accumulated Other Comprehensive Income (loss) July 2, 2016, attributable to Darling, net of tax	(253,419)	$2,364	$(31,171)	$(282,226)

(10)    Stockholders' Equity

In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. During the first six months of fiscal 2016, the Company repurchased approximately $5.0 million of its Common Stock in the open market. As of July 2, 2016, the Company has approximately $89.1 million remaining under the share repurchase program approved in August 2015.

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

Net pension cost for the three and six months months ended July 2, 2016 and July 4, 2015 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$685	$1,667	$1,322	$3,345
Interest cost	1,770	2,638	3,515	5,285
Expected return on plan assets	(1,890)	(3,051)	(3,775)	(6,116)
Amortization of prior service cost	7	(20)	14	(40)
Amortization of net loss	1,166	1,284	2,334	2,569
Curtailment gain	—	—	(1,223)	—
Settlement gain	(123)	—	(123)	—
Net pension cost	$1,615	$2,518	$2,064	$5,043

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at July 2, 2016, the Company expects to contribute approximately $3.7 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended July 2, 2016 and July 4, 2015 of approximately $2.1 million and $2.5 million, respectively.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.   The Company's contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, six plans have certified as critical or red zone, one plan has certified as endangered or yellow zone as defined by the Pension Protection Act of 2006.

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of July 2, 2016, the Company has an aggregate accrued liability of approximately $1.9 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(12)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At July 2, 2016, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2015 and the first six months of fiscal 2016, the Company entered into corn option contracts on the Chicago Board of Trade that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the fourth quarter of fiscal 2017. As of July 2, 2016, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of July 2, 2016, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	33,438	Euro	7,650
Brazilian real	81,823	U.S. dollar	20,975
Euro	231,536	U.S. dollar	264,696
Euro	10,761	Polish zloty	47,000
Euro	2,351	Japanese yen	291,389
Euro	34,263	Chinese renminbi	254,639
Euro	10,286	Australian dollar	15,900
Polish zloty	19,974	Euro	4,522
Japanese yen	21,775	U.S. dollar	184

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at July 2, 2016 into earnings over the next 12 months will be approximately $3.9 million. As of July 2, 2016, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of July 2, 2016 and January 2, 2016 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	July 2, 2016	January 2, 2016
Corn options	Other current assets	$4,554	$3,215

Total asset derivatives designated as hedges		$4,554	$3,215

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$11,888	$644
Corn options and futures	Other current assets	1,244	599

Total asset derivatives not designated as hedges		$13,132	$1,243

Total asset derivatives		$17,686	$4,458

	Balance Sheet	Liability Derivatives Fair Value
	Location	July 2, 2016	January 2, 2016

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$975	$4,435
Heating oil swaps and options	Accrued expenses	49	—
Corn options and futures	Accrued expenses	454	2

Total liability derivatives not designated as hedges		$1,478	$4,437

Total liability derivatives		$1,478	$4,437

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended July 2, 2016 and July 4, 2015 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2016	2015	2016	2015	2016	2015
Corn options	$2,875	$(1,819)	$869	$347	$162	$(672)

Total	$2,875	$(1,819)	$869	$347	$162	$(672)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $2.9 million and $(1.8) million recorded net of taxes of approximately $(1.1) million and $0.7 million as of July 2, 2016 and July 4, 2015, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for corn options are included in cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)	Gains and (losses) recognized in income on derivatives (ineffective portion) for corn options are included in other income/ (expense), net in the Company’s consolidated statements of operations.

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the six months ended July 2, 2016 and July 4, 2015 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2016	2015	2016	2015	2016	2015
Corn options	$3,195	$(1,523)	$2,343	$581	$214	$(727)

Total	$3,195	$(1,523)	$2,343	$581	$214	$(727)

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $3.2 million and $(1.5) million recorded net of taxes of approximately $(1.2) million and $0.6 million as of July 2, 2016 and July 4, 2015, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for corn options are included in cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)	Gains and (losses) recognized in income on derivatives (ineffective portion) for corn options are included in other income/ (expense), net in the Company’s consolidated statements of operations.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and six months months ended July 2, 2016 and July 4, 2015 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Foreign Exchange	Foreign currency loss/(gain)	$(7,204)	$1,637	$4,083	$(21,407)
Foreign Exchange	Selling, general and administrative expense	(3,868)	(348)	(6,779)	2,991
Corn options and futures	Net sales	344	81	345	70
Corn options and futures	Cost of sales and operating expenses	(81)	633	(613)	378
Heating Oil swaps and options	Net sales	226	—	153	—
Heating Oil swaps and options	Cost of sales and operating expenses	—	35	—	130
Soybean Meal	Net sales	7	—	7	—
Total		$(10,576)	$2,038	$(2,804)	$(17,838)

At July 2, 2016, the Company had forward purchase agreements in place for purchases of approximately $9.9 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(13)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of July 2, 2016 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at July 2, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$17,686	$—	$17,686	$—
Total Assets	$17,686	$—	$17,686	$—

Liabilities:
Derivative instruments	$1,478	$—	$1,478	$—
5.375% Senior notes	515,000	—	515,000	—
4.75% Senior notes	578,381	—	578,381	—
Term loan A	248,992	—	248,992	—
Term loan B	588,318	—	588,318	—
Revolver debt	3,811	—	3,811	—
Total Liabilities	$1,935,980	$—	$1,935,980	$—

		Fair Value Measurements at January 2, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,458	$—	$4,458	$—
Total Assets	$4,458	$—	$4,458	$—

Liabilities:
Derivative instruments	$4,437	$—	$4,437	$—
5.375% Senior notes	495,000	—	495,000	—
4.75% Senior notes	541,280	—	541,280	—
Term loan A	277,874	—	277,874	—
Term loan B	577,710	—	577,710	—
Revolver debt	9,218	—	9,218	—
Total Liabilities	$1,905,519	$—	$1,905,519	$—

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax matters. At July 2, 2016 and January 2, 2016, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $55.8 million and $54.6 million, respectively.  The Company has insurance recovery receivables of approximately $12.2 million as of July 2, 2016 and January 2, 2016, related to these liabilities. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these matters will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from these lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 2, 2016
Net Sales	$542,955	$272,120	$62,266	$—	$877,341
Cost of sales and operating expenses	416,145	214,279	46,691	—	677,115
Gross Margin	126,810	57,841	15,575	—	200,226

Selling, general and administrative expense	43,319	20,455	1,804	10,580	76,158
Acquisition and integration costs	—	—	—	70	70
Depreciation and amortization	42,119	17,736	7,184	2,492	69,531
Segment operating income/(loss)	41,372	19,650	6,587	(13,142)	54,467

Equity in net income of unconsolidated subsidiaries	224	—	13,628	—	13,852
Segment income/(loss)	41,596	19,650	20,215	(13,142)	68,319

Total other expense					(26,345)
Income before income taxes					$41,974

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 4, 2015
Net Sales	$529,429	$283,354	$46,532	$—	$859,315
Cost of sales and operating expenses	404,899	223,190	40,190	(3)	668,276
Gross Margin	124,530	60,164	6,342	3	191,039

Selling, general and administrative expense	48,656	27,867	(2,295)	10,066	84,294
Acquisition and integration costs	—	—	—	1,208	1,208
Depreciation and amortization	40,485	16,785	6,599	2,376	66,245
Segment operating income/(loss)	35,389	15,512	2,038	(13,647)	39,292

Equity in net income of unconsolidated subsidiaries	402	—	3,770	—	4,172
Segment income/(loss)	35,791	15,512	5,808	(13,647)	43,464

Total other expense					(33,862)
Income before income taxes					$9,602

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 2, 2016
Net Sales	$1,019,126	$520,017	$117,839	$—	$1,656,982
Cost of sales and operating expenses	788,802	399,833	87,373	—	1,276,008
Gross Margin	230,324	120,184	30,466	—	380,974

Selling, general and administrative expense	88,570	44,214	3,654	21,189	157,627
Acquisition and integration costs	—	—	—	401	401
Depreciation and amortization	86,496	34,440	14,103	6,748	141,787
Segment operating income/(loss)	55,258	41,530	12,709	(28,338)	81,159

Equity in net income of unconsolidated subsidiaries	326	—	19,169	—	19,495
Segment income/(loss)	55,584	41,530	31,878	(28,338)	100,654

Total other expense					(54,154)
Income before income taxes					$46,500

Segment assets at July 2, 2016	$2,507,473	$1,477,927	$638,764	$235,730	$4,859,894

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 4, 2015
Net Sales	$1,076,927	$553,511	$103,571	$—	$1,734,009
Cost of sales and operating expenses	828,905	439,827	84,065	—	1,352,797
Gross Margin	248,022	113,684	19,506	—	381,212

Selling, general and administrative expense	96,679	53,342	1,745	19,159	170,925
Acquisition and integration costs	—	—	—	6,527	6,527
Depreciation and amortization	80,539	33,982	13,230	4,892	132,643
Segment operating income/(loss)	70,804	26,360	4,531	(30,578)	71,117

Equity in net income of unconsolidated subsidiaries	819	—	1,545	—	2,364
Segment income/(loss)	71,623	26,360	6,076	(30,578)	73,481

Total other expense					(59,940)
Income before income taxes					$13,541

Segment assets at January 2, 2016	$2,438,869	$1,448,014	$631,968	$241,768	$4,760,619

(16)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended July 2, 2016 and July 4, 2015, the Company has recorded sales to the DGD Joint Venture of approximately $42.9 million and $44.4 million, respectively. For the six months ended July 2, 2016 and July 4, 2015, the Company has recorded sales to the DGD Joint Venture of approximately $66.6 million and $83.0 million, respectively. At July 2, 2016 and January 2, 2016, the Company has $10.2 million and $5.1 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $5.9 million of additional sales for the three months ended July 2, 2016 to defer the Company's portion of profit of approximately $1.3 million on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at July 2, 2016.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2016, unless extended by agreement of the parties. During the first six months of fiscal 2016, Opco borrowed and repaid $2.5 million plus an insignificant amount of interest to Darling Green. As of July 2, 2016, no amounts are owed to Darling Green under the DGD Loan Agreement.

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

(18)     Guarantor Financial Information

The Company's 5.375% Notes and 4.75% Notes (see Note 7) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of July 2, 2016 and January 2, 2016, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three and six months months ended July 2, 2016 and July 4, 2015. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidating Balance Sheet
As of July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,229	$600	$155,986	$—	$157,815
Restricted cash	102	—	210	—	312
Accounts receivable	126,999	96,382	351,682	(175,186)	399,877
Inventories	16,250	99,575	248,537	—	364,362
Income taxes refundable	10,007	—	2,832	—	12,839
Prepaid expenses	14,148	2,675	26,308	—	43,131
Other current assets	7,554	244	23,643	(5,619)	25,822
Total current assets	176,289	199,476	809,198	(180,805)	1,004,158
Investment in subsidiaries	4,169,845	1,141,644	837,603	(6,149,092)	—
Property, plant and equipment, net	220,126	487,904	820,357	—	1,528,387
Intangible assets, net	15,751	308,891	444,785	—	769,427
Goodwill	21,860	549,690	686,930	—	1,258,480
Investment in unconsolidated subsidiaries	2,222	—	241,579	—	243,801
Other assets	32,068	499,298	323,245	(816,019)	38,592
Deferred taxes	—	—	17,049	—	17,049
	$4,638,161	$3,186,903	$4,180,746	$(7,145,916)	$4,859,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$5,718	$—	$30,743	$(5,619)	$30,842
Accounts payable	42,317	173,115	121,370	(159,499)	177,303
Income taxes payable	(384)	374	9,128	—	9,118
Accrued expenses	83,167	27,830	154,123	(15,685)	249,435
Total current liabilities	130,818	201,319	315,364	(180,803)	466,698
Long-term debt, net of current portion	1,214,335	—	1,476,179	(816,022)	1,874,492
Other noncurrent liabilities	56,972	—	36,720	—	93,692
Deferred income taxes	150,086	—	216,850	—	366,936
Total liabilities	1,552,211	201,319	2,045,113	(996,825)	2,801,818
Total stockholders’ equity	3,085,950	2,985,584	2,135,633	(6,149,091)	2,058,076
	$4,638,161	$3,186,903	$4,180,746	$(7,145,916)	$4,859,894

Condensed Consolidating Balance Sheet
As of January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,443	$3,993	$149,448	$—	$156,884
Restricted cash	102	—	229	—	331
Accounts receivable	184,472	81,644	310,932	(205,656)	371,392
Inventories	13,564	89,078	241,941	—	344,583
Income taxes refundable	7,695	—	4,268	—	11,963
Prepaid expenses	13,322	2,262	20,591	—	36,175
Other current assets	5,273	24	22,852	(17,689)	10,460
Total current assets	227,871	177,001	750,261	(223,345)	931,788
Investment in subsidiaries	4,072,855	1,141,644	837,604	(6,052,103)	—
Property, plant and equipment, net	224,208	477,446	806,513	—	1,508,167
Intangible assets, net	17,794	326,231	438,324	—	782,349
Goodwill	21,860	549,690	661,552	—	1,233,102
Investment in unconsolidated subsidiary	—	—	247,238	—	247,238
Other assets	36,488	499,764	314,893	(809,522)	41,623
Deferred income taxes	—	—	16,352	—	16,352
	$4,601,076	$3,171,776	$4,072,737	$(7,084,970)	$4,760,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,328	$—	$42,527	$(17,689)	$45,166
Accounts payable	6,981	210,926	122,136	(190,045)	149,998
Income taxes payable	(383)	373	6,689	—	6,679
Accrued expenses	82,854	29,037	143,547	(15,613)	239,825
Total current liabilities	109,780	240,336	314,899	(223,347)	441,668
Long-term debt, net of current portion	1,234,002	—	1,461,371	(809,522)	1,885,851
Other noncurrent liabilities	57,578	1,999	38,232	—	97,809
Deferred income taxes	147,416	—	213,265	—	360,681
Total liabilities	1,548,776	242,335	2,027,767	(1,032,869)	2,786,009
Total stockholders’ equity	3,052,300	2,929,441	2,044,970	(6,052,101)	1,974,610
	$4,601,076	$3,171,776	$4,072,737	$(7,084,970)	$4,760,619

Condensed Consolidating Statements of Operations
For the three months ended July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$129,377	$342,879	$452,833	$(47,748)	$877,341
Cost and expenses:
Cost of sales and operating expenses	99,788	272,746	352,329	(47,748)	677,115
Selling, general and administrative expenses	34,569	11,461	30,128	—	76,158
Acquisition and integration costs	—	—	70	—	70
Depreciation and amortization	9,412	24,102	36,017	—	69,531
Total costs and expenses	143,769	308,309	418,544	(47,748)	822,874
Operating income/(loss)	(14,392)	34,570	34,289	—	54,467

Interest expense	(15,338)	4,577	(13,219)	—	(23,980)
Foreign currency gains/(losses)	74	23	(89)	—	8
Other expense, net	(3,665)	127	1,165	—	(2,373)
Equity in net income/(loss) of unconsolidated subsidiaries	(355)	—	14,207	—	13,852
Earnings in investments in subsidiaries	68,020	—	—	(68,020)	—
Income/(loss) before taxes	34,344	39,297	36,353	(68,020)	41,974
Income taxes (benefit)	2,345	1,920	3,718	—	7,983
Net income attributable to noncontrolling interests	—	—	(1,992)	—	(1,992)
Net income/(loss) attributable to Darling	$31,999	$37,377	$30,643	$(68,020)	$31,999

Condensed Consolidating Statements of Operations
For the six months ended July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$237,748	$646,644	$863,870	$(91,280)	$1,656,982
Cost and expenses:
Cost of sales and operating expenses	189,271	509,082	668,935	(91,280)	1,276,008
Selling, general and administrative expenses	70,462	24,597	62,568	—	157,627
Acquisition and integration costs	—	—	401	—	401
Depreciation and amortization	20,837	50,910	70,040	—	141,787
Total costs and expenses	280,570	584,589	801,944	(91,280)	1,575,823
Operating income/(loss)	(42,822)	62,055	61,926	—	81,159

Interest expense	(30,860)	8,954	(25,975)	—	(47,881)
Foreign currency gains/(losses)	43	188	(2,826)	—	(2,595)
Other expense, net	(6,990)	122	3,190	—	(3,678)
Equity in net income/(loss) of unconsolidated subsidiaries	(452)	—	19,947	—	19,495
Earnings in investments in subsidiaries	96,991	—	—	(96,991)	—
Income/(loss) before taxes	15,910	71,319	56,262	(96,991)	46,500
Income taxes (benefit)	(17,168)	15,101	11,913	—	9,846
Net income attributable to noncontrolling interests	—	—	(3,576)	—	(3,576)
Net income/(loss) attributable to Darling	$33,078	$56,218	$40,773	$(96,991)	$33,078

Condensed Consolidating Statements of Operations
For the three months ended July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$121,270	$345,030	$437,136	$(44,121)	$859,315
Cost and expenses:
Cost of sales and operating expenses	89,321	278,873	344,203	(44,121)	668,276
Selling, general and administrative expenses	35,124	13,169	36,001	—	84,294
Acquisition and integration costs	603	—	605	—	1,208
Depreciation and amortization	7,983	23,833	34,429	—	66,245
Total costs and expenses	133,031	315,875	415,238	(44,121)	820,023
Operating income/(loss)	(11,761)	29,155	21,898	—	39,292

Interest expense	(15,069)	4,851	(24,067)	—	(34,285)
Foreign currency gains/(losses)	2	(93)	1,713	—	1,622
Other expense, net	(1,224)	(582)	607	—	(1,199)
Equity in net income of unconsolidated subsidiaries	—	—	4,172	—	4,172
Earnings in investments in subsidiaries	18,444	—	—	(18,444)	—
Income/(loss) before taxes	(9,608)	33,331	4,323	(18,444)	9,602
Income taxes (benefit)	(12,688)	15,221	2,132	—	4,665
Net income attributable to noncontrolling interests	—	—	(1,857)	—	(1,857)
Net income/(loss) attributable to Darling	$3,080	$18,110	$334	$(18,444)	$3,080

Condensed Consolidating Statements of Operations
For the six months ended July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$247,064	$703,737	$885,979	$(102,771)	$1,734,009
Cost and expenses:
Cost of sales and operating expenses	192,937	563,376	699,255	(102,771)	1,352,797
Selling, general and administrative expenses	68,254	28,037	74,634	—	170,925
Acquisition costs	2,576	—	3,951	—	6,527
Depreciation and amortization	16,154	47,432	69,057	—	132,643
Total costs and expenses	279,921	638,845	846,897	(102,771)	1,662,892
Operating income/(loss)	(32,857)	64,892	39,082	—	71,117

Interest expense	(30,229)	9,699	(36,864)	—	(57,394)
Foreign currency gains/(losses)	(9)	(397)	(432)	—	(838)
Other expense, net	(2,405)	(371)	1,068	—	(1,708)
Equity in net income of unconsolidated subsidiaries	—	—	2,364	—	2,364
Earnings in investments in subsidiaries	35,893	—	—	(35,893)	—
Income/(loss) before taxes	(29,607)	73,823	5,218	(35,893)	13,541
Income taxes	(32,796)	36,963	2,613	—	6,780
Net income attributable to noncontrolling interests	—	—	(3,572)	—	(3,572)
Net income/(loss)	$3,189	$36,860	$(967)	$(35,893)	$3,189

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$33,991	$37,377	$30,643	$(68,020)	$33,991
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(8,008)	—	(8,008)
Pension adjustments	658	(75)	68	—	651
Corn option derivative adjustments	1,227	—	—	—	1,227
Total other comprehensive income/(loss), net of tax	1,885	(75)	(7,940)	—	(6,130)
Total comprehensive income/(loss)	35,876	37,302	22,703	(68,020)	27,861
Total comprehensive income attributable to noncontrolling interest	—	—	1,725	—	1,725
Total comprehensive income/(loss) attributable to Darling	$35,876	$37,302	$20,978	$(68,020)	$26,136

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the six months ended July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$36,654	$56,218	$40,773	$(96,991)	$36,654
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	—	—	49,523	—	49,523
Pension adjustments	1,316	(75)	136	—	1,377
Corn option derivative adjustments	521	—	—	—	521
Total other comprehensive income, net of tax	1,837	(75)	49,659	—	51,421
Total comprehensive income/(loss)	38,491	56,143	90,432	(96,991)	88,075
Total comprehensive income attributable to noncontrolling interest	—	—	1,305	—	1,305
Total comprehensive income/(loss) attributable to Darling	$38,491	$56,143	$89,127	$(96,991)	$86,770

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$4,937	$18,110	$334	$(18,444)	$4,937
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	7,443	—	7,443
Pension adjustments	729	—	49	—	778
Corn option derivative adjustments	(1,325)	—	—	—	(1,325)
Total other comprehensive income/(loss), net of tax	(596)	—	7,492	—	6,896
Total comprehensive income/(loss)	4,341	18,110	7,826	(18,444)	11,833
Total comprehensive income attributable to noncontrolling interest	—	—	848	—	848
Total comprehensive income/(loss) attributable to Darling	$4,341	$18,110	$6,978	$(18,444)	$10,985

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the six months ended July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$6,761	$36,860	$(967)	$(35,893)	$6,761
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(85,872)	—	(85,872)
Pension adjustments	1,458	—	89	—	1,547
Corn option derivative adjustments	(1,287)	—	—	—	(1,287)
Total other comprehensive income, net of tax	171	—	(85,783)	—	(85,612)
Total comprehensive income/(loss)	6,932	36,860	(86,750)	(35,893)	(78,851)
Total comprehensive income attributable to noncontrolling interest	—	—	7,890	—	7,890
Total comprehensive income/(loss) attributable to Darling	$6,932	$36,860	$(94,640)	$(35,893)	$(86,741)

Condensed Consolidating Statements of Cash Flows
For the six months ended July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$36,654	$56,218	$40,773	$(96,991)	$36,654
Earnings in investments in subsidiaries	(96,991)	—	—	96,991	—
Other operating cash flows	121,503	(16,111)	26,187	—	131,579
Net cash provided by operating activities	61,166	40,107	66,960	—	168,233

Cash flows from investing activities:
Capital expenditures	(21,542)	(43,883)	(43,981)	—	(109,406)
Acquisitions	—	—	(8,511)	—	(8,511)
Gross proceeds from sale of property, plant and equipment and other assets	1,009	383	1,012	—	2,404
Proceeds from insurance settlements	—	—	1,537	—	1,537
Net cash used in investing activities	(20,533)	(43,500)	(49,943)	—	(113,976)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	17,277	—	17,277
Payments on long-term debt	(35,890)	—	(23,365)	—	(59,255)
Borrowings from revolving facilities	41,000	—	—	—	41,000
Payments on revolving facilities	(41,000)	—	(6,207)	—	(47,207)
Issuances of common stock	143	—	—	—	143
Repurchase of treasury stock	(5,000)	—	—	—	(5,000)
Minimum withholding taxes paid on stock awards	(1,687)	—	(125)	—	(1,812)
Excess tax benefits from stock-based compensation	(413)	—	—	—	(413)
Net cash used in financing activities	(42,847)	—	(12,420)	—	(55,267)

Effect of exchange rate changes on cash	—	—	1,941	—	1,941

Net increase/(decrease) in cash and cash equivalents	(2,214)	(3,393)	6,538	—	931
Cash and cash equivalents at beginning of year	3,443	3,993	149,448	—	156,884
Cash and cash equivalents at end of year	$1,229	$600	$155,986	$—	$157,815

Condensed Consolidating Statements of Cash Flows
For the six months ended July 4, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$6,761	$36,860	$(967)	$(35,893)	$6,761
Earnings in investments in subsidiaries	(35,893)	—	—	35,893	—
Other operating cash flows	100,687	(32,359)	112,461	—	180,789
Net cash provided by operating activities	71,555	4,501	111,494	—	187,550

Cash flows from investing activities:
Capital expenditures	(21,187)	(38,383)	(39,152)	—	(98,722)
Investment in subsidiaries and affiliates	(20)	(29,541)	29,541	20	—
Note receivable from affiliates	—	51,019	(51,019)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	705	545	234	—	1,484
Proceeds from insurance settlements	71	270	—	—	341
Payments related to routes and other intangibles	—	—	(2,242)	—	(2,242)
Net cash used in investing activities	(20,431)	(16,090)	(62,638)	20	(99,139)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	579,974	—	579,974
Payments on long-term debt	(8,067)	(41)	(575,628)	—	(583,736)
Borrowings from revolving credit facility	8,000	—	33,244	—	41,244
Payments on revolving credit facility	(52,000)	—	(31,506)	—	(83,506)
Net cash overdraft financing	—	—	(880)	—	(880)
Deferred loan costs	(1,525)	—	(10,104)	—	(11,629)
Issuances of common stock	171	—	—	—	171
Contributions from parent	—	—	20	(20)	—
Minimum withholding taxes paid on stock awards	(4,775)	—	—	—	(4,775)
Excess tax benefits from stock-based compensation	(12)	—	—	—	(12)
Distributions to noncontolling interests	—	—	(1,866)	—	(1,866)
Net cash used in financing activities	(58,208)	(41)	(6,746)	(20)	(65,015)

Effect of exchange rate changes on cash	—	—	(6,160)	—	(6,160)

Net increase/(decrease) in cash and cash equivalents	(7,084)	(11,630)	35,950	—	17,236
Cash and cash equivalents at beginning of year	10,447	14,460	83,877	—	108,784
Cash and cash equivalents at end of year	$3,363	$2,830	$119,827	$—	$126,020

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A herein, under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on March 1, 2016 and in the Company's other public filings with the SEC.

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals; (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations; (iii) the collection and processing of used cooking oil in North America into non-food grade fats, as well as the production and sale of cooking oil collection systems; (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin; (v) the processing of cattle hides and hog skins in North America and cattle hides in Europe; (vi) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe; and (vii) the provision of grease trap services to food service establishments and environmental services to food processors in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture. Blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America; (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America; (iii) the extraction and processing of porcine mucosa into crude heparin in Europe; (iv) the collection and refining of animal fat into food grade fat in Europe; and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutraceutical, food, and technical (i.e., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America; (ii) the conversion of organic sludge and food waste into biogas in Europe; (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications; (iv) the processing of manure into natural bio-phosphate in Europe; and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 6 to the Company's Consolidated Financial Statement for the period ended July 2, 2016 included herein.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Business and Regulatory Developments

During the Winter and Spring of 2015, various H5 strains of Highly Pathogenic Avian Influenza (“Bird Flu”) were spread by migratory birds among commercial poultry flocks in the Midwestern U.S. and Ontario, Canada. No new cases of any H5 strain were reported after June 17, 2015, although a highly pathogenic strain of H7N8 was confirmed on January 15, 2016 in a commercial turkey flock in Indiana. Unlike the H5 strains previously reported, migratory birds are not believed to be responsible for this most recent outbreak. Instead, animal health officials believe a low pathogenic strain of H7N8 present in nearby flocks mutated to be highly pathogenic. This latest outbreak of Bird Flu was confined to a single flock, however, isolated cases of low pathogenic strains have been reported on commercials farms and bird markets. As of the date of this report, though, no new cases of highly pathogenic strains have been reported. There have been no reports of humans contracting any of these H5 or H7 strains, nor have there been any reports that these Bird Flu strains can be spread from person to person. For a more detailed discussion of this and other factors that can impact the Company’s business and results of operations, see the Risk Factors discussion in Item 1A of Part II herein and Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

The FDA made revisions to regulations proposed on February 5, 2014, for the sanitary transportation of human and animal foods and published a final rule on April 6, 2016 (“Final Transportation Rule”). Such rulemaking was required under the Sanitary Food Transportation Act of 2005 and the Food Safety Modernization Act of 2011 (“FSMA”). The Final Transportation Rule requires that sanitary transportation practices be used to transport human and animal foods to prevent such food from being adulterated during transport and applies to shippers, carriers by motor vehicle or rail vehicle, receivers and other persons engaged in the transportation of food. Although June 6, 2016 is the effective date for the Final Transportation Rule, the compliance date for businesses other than small businesses (i.e., businesses which employ fewer than 500 employees) is April 6, 2017. On June 16, 2016, the FDA published the third edition of a guidance document to clarify the 2013 rule requiring FDA to be given prior notice before importing articles of food, including food for animals. This latest guidance finalizes a draft guidance published in March 2014 and addresses notification procedures, addresses questions about which food articles are covered by the regulation, and clarifies jurisdictional issues with other federal agencies. On July 14, 2016, the FDA published a final rule amending regulations requiring food facilities to be registered with the FDA (“Final Registration Rule”). FDA authority to make such changes in facility registrations, which were first published as a proposed rule in April 2015, comes from FSMA, which added new provisions to the food facility registration requirements established by the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. The Final Registration Rule, which becomes effective on September 12, 2016, requires additional contact information for the owner, operator or agent-in-charge; codified requirements that facility registrations be renewed between October 1 and December 31 of even numbered years; provides assurances that FDA will be permitted to inspect registered facilities at the times and manner permitted under the Food, Drug and Cosmetic Act; requires all registrations be made electronically by 2020; and requires FDA to issue an Unique Facility Identifier that facilities will use when renewing registrations in 2020. The Company has followed development of the Final Transportation Rule, prior notice for imports and Final Registration Rule throughout their legislative and rulemaking histories and believes that the Company has in place the procedures and documentation necessary to be in compliance with these rules. Notwithstanding the foregoing, unforeseen issues and requirements may arise as FDA begins enforcement of these new rules and procedures which may affect our operations. For a more detailed discussion of these and other regulations issued by FDA under the FSMA that may impact the Company’s business and results of operations, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Animal and Plant Health Inspection Service (“APHIS”) announced its intent to remove BSE-related import restrictions on sheep, goats and other small ruminant animals by publishing a proposed rule on July 18, 2016 (“Small Ruminant Rule”). Removal of these BSE-related restrictions addresses inconsistencies in import regulations that have existed since APHIS amended import regulations for cattle, bison and other large ruminants and their products in 2013. As a result of these inconsistencies, processed animal proteins, other than proteins derived from cattle and other ruminant animals, have been allowed to be imported from Canada into the U.S., but not used cooking oil or fats from mixed species, because Canadian authorities could not verify these fats to be free of materials from sheep, goats and other small ruminant animals. The Small Ruminant Rule proposes to allow imports of live sheep and goats as well as by-products derived from sheep and goats, except for processed animal proteins that have been derived from sheep and goats. Imports of these processed animal proteins will continue to be prohibited because APHIS believes they may become contaminated with bovine materials and present a BSE risk. The comment period for the Small Ruminant Rule will remain open until September 16, 2016. The Company believes that once finalized, the Small Ruminant Rule will allow fats and oils that were previously denied entry, such as used cooking oil and mixed specie fats, to be imported into the U.S. from Canada. Any rule that either prohibits or allows the importation of animal derived products can potentially affect access to our raw materials and distribution of our finished products. Management will continue to monitor the Small Ruminant Rule as it moves through the rulemaking process.

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

The Company’s Food Ingredients segment gelatin and natural casings products are influenced by other competing ingredients including plant-based and synthetic hydrocolloids and artificial casings. In the gelatin operation, in particular, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment gelatin and casings is generally 30 to 60 days, which is substantially longer than the Company's Feed Ingredients segment animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

The Company’s Fuel Ingredients segment which converts fats into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources is impacted by world energy prices for oil, electricity and natural gas.

The reporting currency for the Company's financial statements is the U.S. dollar. The Company operates in over 15 countries and therefore, certain of the Company's assets, liabilities, revenues and expenses are denominated in functional currencies other than the U.S. dollar, primarily in the euro, Brazilian real, Chinese renminbi, Canadian dollar, Argentine peso, Japanese yen and Polish zloty. To prepare the Company's consolidated financial statements, assets, liabilities, revenues, and expenses must be translated into U.S. dollars at the applicable exchange rate. As a result, increases or decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items recorded in the Company's consolidated financial statements, even if their value has not changed in the functional currency. This could have a significant impact on the Company's results, if such increase or decrease in the value of the U.S. dollar relative to these other currencies is substantial.

The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company forward-looking financial or operational estimates are not provided.

Results of Operations

Three Months Ended July 2, 2016 Compared to Three Months Ended July 4, 2015

Net income attributable to Darling for the three months ended July 2, 2016, was $32.0 million, or $0.19 per diluted share, as compared to a net income of $3.1 million, or $0.02 per diluted share, in the three months ended July 4, 2015. The results for the three months ended July 2, 2016 and July 4, 2015, respectively include the following after-tax costs:

Fiscal 2016

•	No material items for three months ended July 2, 2016 were noted.

Fiscal 2015

•
$1.2 million or $0.7 million, net of tax ($0.00 per diluted share) associated with the integration of VION Ingredients and Rothsay and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 for VION Ingredients; and

•
$10.6 million or $5.8 million, net of tax ($0.4 per diluted share) related to the write-off of deferred loan costs associated with the retirement of the Company's European portion of the its term loan B term note on June 3, 2015.

When excluding the impact of the above listed items, net income and diluted earnings per common share would have been $32.0 million and $0.19 per diluted share, respectively, for the three months ended July 2, 2016, as compared to $9.6 million and $0.06 per share, respectively, for the three months ended July 4, 2015. When comparing the three months ended July 2, 2016 to the three months ended July 4, 2015, this would have resulted in a $22.4 million increase in net income. The increase is primarily attributable to higher finished product prices for fats and used cooking oil in the Feed Ingredients segment, and increased earnings in the Fuel Ingredients segment and lower selling, general and administrative expenses globally.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP. Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance. Since EBITDA (generally, net income plus interest expenses, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiary.  Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at July 2, 2016.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange impact on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Second Quarter 2016 As Compared to Second Quarter 2015

	Three Months Ended
(dollars in thousands)	July 2, 2016	July 4, 2015
Net income/(loss) attributable to Darling	$31,999	$3,080
Depreciation and amortization	69,531	66,245
Interest expense	23,980	34,285
Income tax expense/(benefit)	7,983	4,665
Foreign currency loss/(gain)	(8)	(1,622)
Other expense/(income), net	2,373	1,199
Equity in net (income)/loss of unconsolidated subsidiaries	(13,852)	(4,172)
Net (loss)/income attributable to non-controlling interests	1,992	1,857
Adjusted EBITDA	$123,998	$105,537

Acquisition and integration-related expenses	70	1,208
Pro forma Adjusted EBITDA (Non-GAAP)	$124,068	$106,745

Foreign currency exchange impact (1)	(743)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$123,325	$106,745

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$18,331	$7,909

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended July 4, 2015 of €1.00:USD$1.11 and CAD$1.00:USD$0.81 as compared to the average rate for the three months ended July 2, 2016 of €1.00:USD$1.13 and CAD$1.00:USD$0.78, respectively.

For the three months ended July 2, 2016, the Company generated Adjusted EBITDA of $124.0 million, as compared to $105.5 million in the same period in fiscal 2015. The increase is attributable to higher raw material volumes and higher finished product prices for fats and used cooking oil in the Feed Ingredients segment that more than offset the lower finished product prices for proteins in the Feed Ingredients segment. Additionally, lower selling, general and administrative expense due to gains in currency hedges primarily in the Food Ingredients segment also contributed.

On a Pro forma Adjusted EBITDA basis, the Company would have generated $124.1 million in the three months ended July 2, 2016, as compared to a Pro forma Adjusted EBITDA of $106.7 million in the same period in fiscal 2015. The increase in the Pro forma Adjusted EBITDA is attributable to higher raw material volumes and higher finished product prices for fats and used cooking oil in the Feed Ingredients segment that more than offset lower finished product prices for proteins in the Feed Ingredients segment. Additionally, lower selling, general and administrative expense due to gains in currency hedges primarily in the Food Ingredients segment also contributed.

As a result of the weakening U.S. dollar as compared primarily to the euro, the above Pro forma Adjusted EBITDA to Foreign Currency results for the three months ended July 2, 2016 would have been $123.3 million as compared to $106.7 million for the same period in fiscal 2015, an increase of $16.6 million.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 6 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Second Quarter 2016 As Compared on a Sequential Basis to First Quarter 2016

	Three Months Ended
(dollars in thousands)	July 2, 2016	April 2, 2016
Net income/(loss) attributable to Darling	$31,999	$1,079
Depreciation and amortization	69,531	72,256
Interest expense	23,980	23,901
Income tax expense/(benefit)	7,983	1,863
Foreign currency loss/(gain)	(8)	2,603
Other expense/(income), net	2,373	1,305
Equity in net (income)/loss of unconsolidated subsidiaries	(13,852)	(5,643)
Net (loss)/income attributable to non-controlling interests	1,992	1,584
Adjusted EBITDA	$123,998	$98,948

Acquisition and integration-related expenses	70	331
Pro forma Adjusted EBITDA (Non-GAAP)	$124,068	$99,279

Foreign currency exchange impact (1)	(2,182)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$121,886	$99,279

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$18,331	$9,629

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended April 2, 2016 of €1.00:USD$1.10 and CAD$1.00:USD$0.73 as compared to the average rate for the three months ended July 2, 2016 of €1.00:USD$1.13 and CAD$1.00:USD$0.78, respectively.

On a sequential basis, for the three months ended July 2, 2016, the Company generated Adjusted EBITDA of $124.0 million, as compared to $98.9 million for the three months ended April 2, 2016, an increase of $25.1 million. The increase is primarily attributable to higher finished product prices for fats, used cooking oil and proteins in the Feed Ingredients segment. Additionally, lower selling, general and administrative expense due to gains in currency hedges primarily in the Food Ingredients segment also contributed.

On a Pro forma Adjusted EBITDA basis, the Company would have generated $124.1 million in the three months ended July 2, 2016, as compared to a Pro forma Adjusted EBITDA of $99.3 million in the three months ended April 2, 2016, an increase of $24.8 million. The increase is primarily attributable to higher finished product prices for fats, used cooking oil and proteins in the Feed Ingredients segment. Additionally, lower selling, general and administrative expense due to gains in currency hedges primarily in the Food Ingredients segment also contributed.

As a result of the weakening U.S. dollar on a sequential quarter basis as compared primarily to the euro and Canadian dollar, the above Pro forma Adjusted EBITDA to Foreign Currency results for the three months ended July 2, 2016 would have been $121.9 million as compared to $99.3 million for the three months ended April 2, 2016, an increase of $22.6 million.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 6 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Other Operating Performance Metrics

Other operating performance metrics indicators which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment operating income

•	Raw material processed

•	Gross margin percentages

•	Foreign currency

•	Corporate activities

These indicators and their importance are discussed below in greater detail.

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feathermeal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of branded and value-added products, which are end products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks. In Europe, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values and therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may also sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2016, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2016, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2015 are as follows:

	Avg. Price 2nd Quarter 2016	Avg. Price 2nd Quarter 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 328.26/ton	$ 348.88/ton	$ (20.62)/ton	(5.9)%
Feed Grade PM (Mid-South)	$ 305.58/ton	$ 426.94/ton	$ (121.36)/ton	(28.4)%
Pet Food PM (Mid-South)	$ 557.81/ton	$ 521.50/ton	$ 36.31/ton	7.0%
Feathermeal (Mid-South)	$ 358.91/ton	$ 499.13/ton	$ (140.22)/ton	(28.1)%
BFT (Chicago)	$ 32.57/cwt	$ 29.18/cwt	$ 3.39/cwt	11.6%
YG (Illinois)	$ 26.77/cwt	$ 23.24/cwt	$ 3.53/cwt	15.2%
Corn (Illinois)	$ 3.99/bushel	$ 3.80/bushel	$ 0.19/bushel	5.0%
Reuters:
Palm Oil (CIF Rotterdam)	$ 702.00/MT	$ 650.00/MT	$ 52.00/MT	8.0%
Soy meal (CIF Rotterdam)	$ 409.00/MT	$ 396.00/MT	$ 13.00/MT	3.3%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2016, compared to the average Jacobsen and Reuters prices for the first quarter of fiscal 2016.

	Avg. Price 2nd Quarter 2016	Avg. Price 1st Quarter 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 328.26/ton	$ 220.98/ton	$ 107.28/ton	48.5%
Feed Grade PM (Mid-South)	$ 305.58/ton	$ 249.10/ton	$ 56.48/ton	22.7%
Pet Food PM (Mid-South)	$ 557.81/ton	$ 506.31/ton	$ 51.50/ton	10.2%
Feathermeal (Mid-South)	$ 358.91/ton	$ 277.21/ton	$ 81.70/ton	29.5%
BFT (Chicago)	$ 32.57/cwt	$ 27.07/cwt	$ 5.50/cwt	20.3%
YG (Illinois)	$ 26.77/cwt	$ 21.25/cwt	$ 5.52/cwt	26.0%
Corn (Illinois)	$ 3.99/bushel	$ 3.81/bushel	$ 0.18/bushel	4.7%
Reuters:
Palm Oil (CIF Rotterdam)	$ 702.00/MT	$ 632.00/MT	$ 70.00/MT	11.1%
Soy meal (CIF Rotterdam)	$ 409.00/MT	$ 328.00/MT	$ 81.00/MT	24.7%

During the three months ended July 2, 2016 net sales for the Feed Ingredients segment were $543.0 million as compared to $529.4 million during the three months ended July 4, 2015, an increase of approximately $13.6 million. Net sales for fats were approximately $152.9 million and $139.9 million for the three months ended July 2, 2016 and July 4, 2015. Protein net sales were approximately $199.1 million and $209.9 million for the three months ended July 2, 2016 and July 4, 2015, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $70.4 million and $60.1 million for the three months ended July 2, 2016 and July 4, 2015. Total rendering net sales were approximately $422.4 million and $409.9 million for the three months ended July 2, 2016 and July 4, 2015. Used cooking oil net sales were approximately $41.7 million and $43.1 million for the three months ended July 2, 2016 and July 4, 2015. Bakery net sales were approximately $56.4 million and $54.3 million for the three months ended July 2, 2016 and July 4, 2015, and other sales, which includes trap services and industrial residual net sales were approximately $22.5 million and $22.1 million for the three months ended July 2, 2016 and July 4, 2015.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended July 4, 2015	$139.9	$209.9	$60.1	$409.9	$43.1	$54.3	$22.1	$529.4
Increase/(decrease) in sales volumes	8.1	24.6	—	32.7	0.1	1.0	—	33.8
Increase/(decrease) in finished product prices	5.0	(36.0)	—	(31.0)	(1.4)	1.1	—	(31.3)
Increase/(decrease) due to currency exchange rates	(0.1)	0.6	0.8	1.3	(0.1)	—	—	1.2
Other change	—	—	9.5	9.5	—	—	0.4	9.9
Total change	13.0	(10.8)	10.3	12.5	(1.4)	2.1	0.4	13.6
Net sales three months ended July 2, 2016	$152.9	$199.1	$70.4	$422.4	$41.7	$56.4	$22.5	$543.0

Segment Operating Income

Segment operating income for the three months ended July 2, 2016 was $54.5 million, which reflects an increase of $15.2 million as compared to the three months ended July 4, 2015. Adjusting the three months ended July 4, 2015 for the net change between the acquisition and integration costs in the three months ended July 2, 2016 as compared to the three months ended July 4, 2015, operating income would have been $40.4 million in the three months ended July 4, 2015.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 2, 2016
Net Sales	$542,955	$272,120	$62,266	$—	$877,341
Cost of sales and operating expenses	416,145	214,279	46,691	—	677,115
Gross Margin	126,810	57,841	15,575	—	200,226

Gross Margin %	23.4%	21.3%	25.0%	—%	22.8%

Selling, general and administrative expense	43,319	20,455	1,804	10,580	76,158
Acquisition and integration costs	—	—	—	70	70
Depreciation and amortization	42,119	17,736	7,184	2,492	69,531
Segment operating income/(loss)	41,372	19,650	6,587	(13,142)	54,467

Equity in net income of unconsolidated subsidiaries	224	—	13,628	—	13,852
Segment income/(loss)	41,596	19,650	20,215	(13,142)	68,319

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 4, 2015
Net Sales	$529,429	$283,354	$46,532	$—	$859,315
Cost of sales and operating expenses	404,899	223,190	40,190	(3)	668,276
Gross Margin	124,530	60,164	6,342	3	191,039

Gross Margin %	23.5%	21.2%	13.6%	—%	22.2%

Selling, general and administrative expense	48,656	27,867	(2,295)	10,066	84,294
Acquisition and integration costs	—	—	—	1,208	1,208
Depreciation and amortization	40,485	16,785	6,599	2,376	66,245
Segment operating income/(loss)	35,389	15,512	2,038	(13,647)	39,292

Equity in net income of unconsolidated subsidiaries	402	—	3,770	—	4,172
Segment income/(loss)	35,791	15,512	5,808	(13,647)	43,464

Feed Ingredients operating income for the three months ended July 2, 2016 was $41.4 million, an increase of $6.0 million as compared to the three months ended July 4, 2015. Earnings for the Feed Ingredients segment were higher due to lower selling, general and administrative expense, increases in fats and used cooking oil finished product prices and increased production volumes due to higher raw material supply. In the United States operations, higher earnings were related primarily to higher fat and used cooking oil prices and higher volumes that more than offset decreases in finished product prices for proteins.

Food Ingredients operating income was $19.7 million for the three months ended July 2, 2016, an increase of $4.2 million as compared to the three months ended July 4, 2015. Selling, general and administrative expense in the Food Ingredients segment was significantly reduced due to gains in currency hedges. The Company's casing business improved compared to the same period in the prior year, primarily due to the re-opening of the Chinese border which was temporarily closed in 2015 to the import of meat by-products which heavily impacted the segment. European edible fats performance improved over the prior year due to increased sales prices, while the gelatin business earnings were basically flat as compared to the prior year.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the three months ended July 2, 2016 was $6.6 million, an increase of $4.6 million as compared to three months ended July 4, 2015. While partially offset by higher selling, general, and administrative expense, the increase in earnings is primarily due to the fact that during the three months ended July 2, 2016 the Canadian biodiesel plant was operating for the full period while in the comparable period in 2015 production was severely limited. The increase was also attributable to improved Ecoson and Rendac volumes and operating performance. Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended July 2, 2016 was $20.2 million, as compared to segment income of $5.8 million in the same period of 2015. The increase of $14.4 million is primarily related to an increase in the income of the DGD Joint Venture due to inclusion of the blenders' tax credits in the second quarter of 2016 that more than offset a decrease in petroleum prices and lower Renewable Identification Number (“RIN”) values.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the three months ended July 2, 2016, the raw material processed by the Company totaled 2.54 million metric tons. Of this amount, 1.97 million metric tons was in the Feed Ingredients segment, 274,000 metric tons was in the Food Ingredients segment, and 296,000 metric tons was in the Fuel Ingredients segment. Globally, on a sequential quarter basis, raw material processed volumes were up by approximately 0.9%, which consisted of a 0.3% increase in the Feed Ingredients segment, a 0.1% increase in the Food Ingredients segment, and a 5.7% increase in the Fuel Ingredients segment.

In the three months ended July 4, 2015, the raw material processed by the Company totaled 2.40 million metric tons. Of this amount, 1.83 million metric tons was in the Feed Ingredients segment, 283,000 metric tons was in the Food Ingredients segment, and 288,000 metric tons was in the Fuel Ingredients segment.

As compared to the three months ended July 4, 2015 overall raw material volumes processed were up approximately 5.8%, which consisted of a 7.5% increase in the Feed Ingredients segment, a 3.3% decrease in the Food Ingredients segment and a 2.9% increase in the Fuel Ingredients segment. The total raw materials processed and that for the Fuel Ingredients segment excludes raw material processed by the DGD Joint Venture.

Gross Margin Percentages

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 2, 2016
Gross Margin %	23.4%	21.3%	25.0%	—%	22.8%

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 4, 2015
Gross Margin %	23.5%	21.2%	13.6%	—%	22.2%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the three months ended July 2, 2016, the gross margin percentage was 22.8% as compared to 22.2% in the same period of fiscal 2015. The gross margin percentage for the three months ended July 2, 2016 increased 2.7% as compared to the comparable period of fiscal 2015. When considering the foreign exchange impact, the gross margins for the three months ended July 2, 2016 were 2.3% higher on average as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Feed Ingredients segment for the three months ended July 2, 2016, the gross margin percentage decreased to 23.4% as compared to 23.5% for the same period of fiscal 2015. The decrease was principally related to the decline in protein prices in North America that more than offset increased volumes and increased prices in fats and used cooking oil. Considering foreign exchange impact the Feed Ingredients segment gross margins for three months ended July 2, 2016 were 0.4% lower as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Food Ingredients segment for the three months ended July 2, 2016, the gross margin percentage increased to 21.3% as compared to 21.2% during the comparable period of fiscal 2015. The increase is primarily due to increased earnings in the Company's casing business due to unrestricted import of meat by-products into China and increased sales prices over the prior year in European edible fats while the gelatin business remained basically flat. Considering foreign exchange impact the Food Ingredients segment gross margins for the three months ended July 2, 2016 were 1.4% lower as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended July 2, 2016, the gross margin percentage increased to 25.0% as compared to 13.6% for the comparable period of fiscal 2015. This increase is primarily driven by the improved Canadian biodiesel results and the European Rendac and Ecoson results. Considering foreign exchange impact the Fuel Ingredients segment gross margins for the three months ended July 2, 2016 were 83.0% higher as compared to the adjusted margins for the comparable period of fiscal 2015.

Foreign Currency

During the second quarter of fiscal 2016 the euro strengthened against the U.S. dollar. Using actual results for three months ended July 2, 2016 and using the prior year's average currency rate for the three months ended July 4, 2015 this would result in a decrease in operating income of approximately $0.7 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended July 4, 2015 of €1.00:USD$1.11 and CAD$1.00:USD$0.81 as compared to the average rate for the three months ended July 2, 2016 of €1.00:USD$1.13 and CAD$1.00:USD$0.78, respectively.

On a sequential period basis, the actual results for the three months ended July 2, 2016 were lower by approximately $2.2 million. This impact is mainly due to the drop in the U.S dollar as compared to the euro and Canadian dollar. The average rates assumptions used in this calculation on a sequential basis were the actual fiscal average rate for the three months ended April 2, 2016 of €1.00:USD$1.10 and CAD$1.00:USD$0.73 as compared to the average rate for the three months ended July 2, 2016 of €1.00:USD$1.13 and CAD$1.00:USD$0.78, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.6 million during the three months ended July 2, 2016, a $0.5 million increase from $10.1 million during the three months ended July 4, 2015. The increase is primarily due to an increase in corporate related benefits as compared to the three months ended July 4, 2015.

Acquisition and Integration Costs.  Acquisition and integration costs were $0.1 million during the three months ended July 2, 2016, as compared to $1.2 million in the three months ended July 4, 2015. The decrease is mainly due to the completion of the enterprise resource planning (“ERP”) integration of the Company's Canadian subsidiary in fiscal 2016 as compared to integration of operations, systems integration and implementation of Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition in the same period of fiscal 2015.

Depreciation and Amortization.  Depreciation and amortization charges increased $0.1 million to $2.5 million during the three months ended July 2, 2016, as compared to $2.4 million during the three months ended July 4, 2015.  The increase in depreciation and amortization is primarily due to the Company's ERP system depreciation.

Interest Expense. Interest expense was $24.0 million during the three months ended July 2, 2016, compared to $34.3 million during the three months ended July 4, 2015, a decrease of $10.3 million. The decrease is primarily due to the prior year write-off of deferred loan costs of approximately $10.6 million related to the retirement of the European term loan B.

Foreign Currency Gains/(Losses).  Foreign currency losses were $0.0 million during the three months ended July 2, 2016, as compared to foreign currency gains of approximately $1.6 million for the three months ended July 4, 2015. The increase in currency losses is mainly due to gains on non-designated foreign exchange hedge contracts related to the Company's intercompany notes.

Other Income/Expense. Other expense was $2.4 million in the three months ended July 2, 2016, compared to $1.2 million in the three months ended July 4, 2015.  The increase in other expense in the three months ended July 2, 2016 as compared to the same period in fiscal 2015 is primarily due to clean up costs incurred in the Netherlands and Brazil in the second quarter of fiscal 2016 related to fire and casualty losses that occurred in late December 2015 and a reduction of interest income.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's portion of the income of the DGD Joint Venture for the three months ended July 2, 2016. The net income in the three months ended July 2, 2016 was $13.9 million compared to $4.2 million in the three months ended July 2, 2015. The $9.7 million increase is primarily due to blenders tax credits recorded at the DGD Joint Venture in the second quarter of fiscal 2016 that offset a decrease in fuel sales prices as compared to no blenders tax credits and higher fuel prices in the same period in the prior year.

Income Taxes. The Company recorded income tax expense of $8.0 million for the three months ended July 2, 2016, compared to $4.7 million of income tax expense recorded in the three months ended July 4, 2015, an increase of $3.3 million, which is primarily due to increased pre-tax earnings for the three months ended July 2, 2016. The effective tax rate for the three months of fiscal 2016 and fiscal 2015 is 19.0% and 48.6%, respectively. The effective tax rate for the three months ended July 2, 2016 differs from the statutory rate of 35% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates and Subpart F income. The effective tax rate for the three months ended July 4, 2015 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates and Subpart F income.

Results of Operations

Six Months Ended July 2, 2016 Compared to Six Months Ended July 4, 2015

Net income attributable to Darling for the six months ended July 2, 2016, was $33.1 million, or $0.20 per diluted share, as compared to a net income of $3.2 million, or $0.02 per diluted share, in the six months ended July 4, 2015. The results for the six months ended July 2, 2016 and July 4, 2015, respectively include the following after-tax costs:

Fiscal 2016

•
$0.4 million or $0.3 million, net of tax ($0.00 per diluted share) associated with ERP integration at the Company's Canadian subsidiary. The integration is complete and further expenditures are not anticipated.

Fiscal 2015

•
$6.5 million or $3.5 million, net of tax ($0.02 per diluted share) associated with the integration of VION Ingredients and Rothsay related to a staff reduction in Angoulême, France and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 during the first six months of fiscal 2015.

•
$10.6 million or $5.8 million, net of tax ($0.04 per diluted share) related to the write-off of deferred loan costs associated with the retirement of the Company's European portion of its term loan B note on June 3, 2015.

When excluding the impact of the above listed items, net income and diluted earnings per common share would have been $33.4 million and $0.20 per diluted share, respectively, for the first six months ended July 2, 2016, as compared to $12.5 million and $0.08 per share, respectively, for the first six months ended July 4, 2015. When comparing the first six months ended July 2, 2016 to the first six months ended July 4, 2015, this would have resulted in a $20.9 million increase in net income. The increase is primarily attributable to increased margins and production in both the Food and Fuel Ingredients segments, higher raw material volumes in the Feed Ingredients segment and lower selling, general and administrative expense.

Non-U.S. GAAP Measures

For a discussion of the reasons why the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended July 2, 2016 Compared to Three Months Ended July 4, 2015 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Six Months of Fiscal 2016 As Compared to First Six Months of Fiscal 2015

	Six Months Ended
(dollars in thousands)	July 2, 2016	July 4, 2015
Net income/(loss) attributable to Darling	$33,078	$3,189
Depreciation and amortization	141,787	132,643
Interest expense	47,881	57,394
Income tax expense/(benefit)	9,846	6,780
Foreign currency loss/(gain)	2,595	838
Other expense/(income), net	3,678	1,708
Equity in net (income)/loss of unconsolidated subsidiaries	(19,495)	(2,364)
Net (loss)/income attributable to non-controlling interests	3,576	3,572
Adjusted EBITDA	$222,946	$203,760

Acquisition and integration-related expenses	401	6,527
Pro forma Adjusted EBITDA (Non-GAAP)	$223,347	$210,287

Foreign currency exchange impact (1)	1,517	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$224,864	$210,287

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$27,960	$10,255

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the first six months ended July 4, 2015 of €1.00:USD$1.12 and CAD$1.00:USD$0.81 as compared to the average rate for the first six months ended July 2, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.75, respectively.

For the six months ended July 2, 2016, the Company generated Adjusted EBITDA of $222.9 million, as compared to $203.8 million in the same period in fiscal 2015. The increase is attributable to higher raw material volumes in the Feed Ingredients segment that more than offset lower finished product prices in the Feed Ingredients segment. Additionally, lower selling, general and administrative expense due to gains in currency hedges primarily in the Food Ingredients segment also contributed.

On a Pro forma Adjusted EBITDA basis, the Company would have generated $223.3 million in the first six months ended July 2, 2016, as compared to a Pro forma Adjusted EBITDA of $210.3 million in the same period in fiscal 2015. The increase in the Pro forma Adjusted EBITDA is attributable to higher raw material volumes and higher finished product prices (see table below) for fats and used cooking oil in the Feed Ingredients segment that more than offset lower finished product prices for proteins in the Feed Ingredients segment. Additionally, lower selling, general and administrative expense due to gains in currency hedges primarily in the Food Ingredients segment also contributed.

As a result of the strengthened U.S. dollar as compared primarily to the euro and Canadian dollar, the above Pro forma Adjusted EBITDA to Foreign Currency results for the first six months ended July 2, 2016 would have been $224.9 million as compared to $210.3 million for the same period in fiscal 2015, an increase of $14.6 million.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 6 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Other Operating Performance Metrics

Other operating performance metrics indicators which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment operating income

•	Raw material processed

•	Gross margin percentages

•	Foreign currency

•	Corporate activities

These indicators and their importance are discussed below in greater detail.

Finished Product Commodity Prices.

 Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2016, compared to average Jacobsen and Reuters prices for the first six months of fiscal 2015 follow:

	Avg. Price First Six Months 2016	Avg. Price First Six Months 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 274.62/ton	$ 367.00/ton	$ (92.38)/ton	(25.2)%
Feed Grade PM (Mid-South)	$ 277.34/ton	$ 445.97/ton	$ (168.63)/ton	(37.8)%
Pet Food PM (Mid-South)	$ 532.06/ton	$ 588.31/ton	$ (56.25)/ton	(9.6)%
Feathermeal (Mid-South)	$ 318.06/ton	$ 511.45/ton	$ (193.39)/ton	(37.8)%
BFT (Chicago)	$ 29.82/cwt	$ 29.42/cwt	$ 0.40/cwt	1.4%
YG (Illinois)	$ 24.01/cwt	$ 23.91/cwt	$ 0.10/cwt	0.4%
Corn (Illinois)	$ 3.90/bushel	$ 3.85/bushel	$ 0.05/bushel	1.3%
Reuters:
Palm Oil (CIF Rotterdam)	$ 667.00/MT	$ 653.00/MT	$ 14.00/MT	2.1%
Soy meal (CIF Rotterdam)	$ 369.00/MT	$ 416.00/MT	$ (47.00)/MT	(11.3)%

During the first six months ended July 2, 2016 net sales for the Feed Ingredients segment were $1,019.1 million as compared to $1,076.9 million during the first six months ended July 4, 2015, a decrease of approximately $57.8 million. Net sales for fats were approximately $278.2 million and $286.6 million for the first six months ended July 2, 2016 and July 4, 2015. Protein net sales were approximately $371.1 million and $429.9 million for the first six months ended July 2, 2016 and July 4, 2015, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $137.0 million and $127.8 million for the first six months ended July 2, 2016 and July 4, 2015. Total rendering net sales were approximately $786.3 million and $844.3 million for the first six months ended July 2, 2016 and July 4, 2015. Used cooking oil net sales were approximately $76.0 million and $79.2 million for the first six months ended July 2, 2016 and July 4, 2015. Bakery net sales were approximately $110.9 million and $108.1 million for the first six months ended July 2, 2016 and July 4, 2015, and other sales, which includes trap services and industrial residual net sales were approximately $45.9 million and $45.3 million for the first six months ended July 2, 2016 and July 4, 2015.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales first six months ended July 4, 2015	$286.6	$429.9	$127.8	$844.3	$79.2	$108.1	$45.3	$1,076.9
Increase/(decrease) in sales volumes	12.5	34.5	—	47.0	1.5	2.7	—	51.2
Increase/(decrease) in finished product prices	(19.3)	(91.4)	—	(110.7)	(4.5)	0.1	—	(115.1)
Increase/(decrease) due to currency exchange rates	(1.6)	(1.9)	(0.3)	(3.8)	(0.2)	—	(0.1)	(4.1)
Other change	—	—	9.5	9.5	—	—	0.7	10.2
Total change	(8.4)	(58.8)	9.2	(58.0)	(3.2)	2.8	0.6	(57.8)
Net sales first six months ended July 2, 2016	$278.2	$371.1	$137.0	$786.3	$76.0	$110.9	$45.9	$1,019.1

Segment Operating Income

Segment operating income for the first six months ended July 2, 2016 was $81.2 million, which reflects an increase of $10.1 million as compared to the first six months ended July 4, 2015. Adjusting the first six months ended July 4, 2015 for the net change between the acquisition and integration costs in the first six months ended July 2, 2016 as compared to the first six months ended July 4, 2015, operating income would have been $77.2 million in the first six months ended July 4, 2015.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 2, 2016
Net Sales	$1,019,126	$520,017	$117,839	$—	$1,656,982
Cost of sales and operating expenses	788,802	399,833	87,373	—	1,276,008
Gross Margin	230,324	120,184	30,466	—	380,974

Gross Margin %	22.6%	23.1%	25.9%	—%	23.0%

Selling, general and administrative expense	88,570	44,214	3,654	21,189	157,627
Acquisition and integration costs	—	—	—	401	401
Depreciation and amortization	86,496	34,440	14,103	6,748	141,787
Segment operating income/(loss)	55,258	41,530	12,709	(28,338)	81,159

Equity in net income of unconsolidated subsidiaries	326	—	19,169	—	19,495
Segment income/(loss)	55,584	41,530	31,878	(28,338)	100,654

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 4, 2015
Net Sales	$1,076,927	$553,511	$103,571	$—	$1,734,009
Cost of sales and operating expenses	828,905	439,827	84,065	—	1,352,797
Gross Margin	248,022	113,684	19,506	—	381,212

Gross Margin %	23.0%	20.5%	18.8%	—%	22.0%

Selling, general and administrative expense	96,679	53,342	1,745	19,159	170,925
Acquisition and integration costs	—	—	—	6,527	6,527
Depreciation and amortization	80,539	33,982	13,230	4,892	132,643
Segment operating income/(loss)	70,804	26,360	4,531	(30,578)	71,117

Equity in net income of unconsolidated subsidiaries	819	—	1,545	—	2,364
Segment income/(loss)	71,623	26,360	6,076	(30,578)	73,481

Feed Ingredients operating income for the first six months ended July 2, 2016 was $55.3 million, a decrease of $15.5 million as compared to the first six months ended July 4, 2015. Earnings for the Feed Ingredients segment were lower due to the significant decline in proteins finished product prices resulting from near record grain production in fiscal year 2015. Higher depreciation and amortization was offset by reduced selling, general and administrative expense. In the U.S., lower earnings were related primarily to lower prices in proteins, particularly in the Company's non-formula business.

Food Ingredients operating income was $41.5 million for the first six months ended July 2, 2016, an increase of $15.1 million as compared to the first six months ended July 4, 2015. The gelatin business earnings improved compared to the prior year primarily due to strong profitability in the Company's South American, North American, and European operations. European edible fats performance normalized over the prior year due to stable sales prices. The Company's casing business improved as compared to the same period in the prior year, due primarily to higher sale volumes. Selling, general and administrative expense was reduced by $9.1 million including significant gains in currency hedges.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the first six months ended July 2, 2016 was $12.7 million, an increase of $8.2 million as compared to the first six months ended July 4, 2015. The increase in earnings is due to improved Ecoson and Rendac volumes and operating performance; improved productivity and margins at the Canadian biodiesel plant and the inclusion of the blenders' tax credit in 2016 as compared to the same period in fiscal 2015. This increase is partially offset by higher selling, general and administrative expense. Including the DGD Joint Venture, the Fuel Ingredients segment income for the first six months ended July 2, 2016 was $31.9 million, as compared to segment income of $6.1 million in the same period of 2015. The increase of $25.8 million is primarily related to an increase in the income of the DGD Joint Venture due to inclusion of the blenders' tax credits in the first six months of 2016 that more than offset a decrease in petroleum prices and lower RIN values.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the first six months ended July 2, 2016, the raw material processed by the Company totaled 5.06 million metric tons. Of this amount, 3.94 million metric tons was in the Feed Ingredients segment, 549,000 metric tons was in the Food Ingredients segment, and 575,000 metric tons was in the Fuel Ingredients segment.

In the first six months ended July 4, 2015, the raw material processed by the Company totaled 4.84 million metric tons. Of this amount, 3.70 million metric tons was in the Feed Ingredients segment, 548,000 metric tons was in the Food Ingredients segment, and 590,000 metric tons was in the Fuel Ingredients segment.

As compared to the first six months ended July 4, 2015, overall volumes were up approximately 2.3%, which consisted of a 3.2% increase in the Feed Ingredients segment, a 0.1% increase in the Food Ingredients segment and a 1.2% decrease in the Fuel Ingredients segment. The total raw materials processed and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

Gross Margin Percentages

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 2, 2016
Gross Margin %	22.6%	23.1%	25.9%	—%	23.0%

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 4, 2015
Gross Margin %	23.0%	20.5%	18.8%	—%	22.0%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the first six months ended July 2, 2016, the gross margin percentage was 23.0% as compared to 22.0% in the same period of fiscal 2015. The gross margin percentage for the first six months ended July 2, 2016 increased 4.5% as compared to the comparable period of fiscal 2015. When considering the foreign currency exchange impact the gross margins for the first six months ended July 2, 2016 were 5.0% higher on average as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Feed Ingredients segment for the first six months ended July 2, 2016, the gross margin percentage decreased to 22.6% as compared to 23.0% for the same period of fiscal 2015. The decrease was principally related to the decline in protein prices that more than offset increased volumes and increased prices in fats and used cooking oil. Considering foreign currency exchange impact the Feed Ingredients segment gross margins for the first six months ended July 2, 2016 were 1.3% lower as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Food Ingredients segment for the first six months ended July 2, 2016, the gross margin percentage increased to 23.1% as compared to 20.5% during the comparable period of fiscal 2015. The increase is primarily due to improved margins and production efficiencies in the South American, North American, and European gelatin business. European edible fats performance normalized over the prior year due to stable sales prices and the Company's casing business was up as compared to the same period in the prior year, due primarily to higher sales volumes. Considering foreign currency exchange impact the Food Ingredients segment gross margins for the first six months ended July 2, 2016 were 12.7% higher as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the first six months ended July 2, 2016, the gross margin percentage increased to 25.9% as compared to 18.8% for the comparable period of fiscal 2015. This increase is primarily driven by improved margins in the Canadian and European business units. Considering foreign currency exchange impact the Fuel Ingredients segment gross margins for the first six months ended July 2, 2016 were 153.5% higher as compared to the adjusted margins for the comparable period of fiscal 2015.

Foreign Currency

The U.S. dollar has strengthened against most of the other functional currencies used by the Company's non-domestic operations for the six months ended July 2, 2016. Using actual results for the first six months ended July 2, 2016 and the prior year's average foreign currency rates for the first six months ended July 4, 2015 would result in an increase in operating income of approximately $1.5 million. The average rates assumptions used in this calculation were the actual fiscal average rates for the first six months ended July 4, 2015 of €1.00:USD$1.12 and CAD$1.00:USD$0.81 as compared to the average rates for the first six months ended July 2, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $21.2 million during the first six months ended July 2, 2016, a $2.0 million increase from $19.2 million during the first six months ended July 4, 2015. The increase is primarily due to an increase in corporate related benefits as compared to the first six months ended July 4, 2015.

Acquisition and Integration Costs.  Acquisition and integration costs were $0.4 million during the first six months ended July 2, 2016, as compared to $6.5 million in the first six months ended July 4, 2015. The decrease is mainly due to the termination of the Transitions Services Agreement with Maple Leaf Foods in March 2016 as compared to integration of operations, systems integration and implementation of Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition in the same period of fiscal 2015.

Depreciation and Amortization.  Depreciation and amortization charges increased $1.8 million to $6.7 million during the first six months ended July 2, 2016, as compared to $4.9 million during the first six months ended July 4, 2015.  The increase in depreciation and amortization is primarily due to the Company's ERP system depreciation.

Interest Expense. Interest expense was $47.9 million during the first six months ended July 2, 2016, compared to $57.4 million during the first six months ended July 4, 2015, a decrease of $9.5 million. The decrease is primarily due to the prior year charge relating to the write-off of deferred loan costs of approximately $10.6 million related to the retirement of the European term loan B and a decrease in interest expense on reduced debt outstanding in the U.S. and Canada. This decrease was partially offset by an increase in interest expense of approximately $1.1 million in the first six months of fiscal 2016 as compared to the same period of fiscal 2015 relating to interest on the euro denominated 4.75% Notes that were outstanding for the whole six months ended July 2, 2016 as compared to one month in the same period in fiscal 2015.

Foreign Currency Gains/(Losses).  Foreign currency losses were $2.6 million during the first six months ended July 2, 2016, as compared to $0.8 million for the first six months ended July 4, 2015. The increase in currency losses is mainly due to losses on non-designated foreign exchange hedge contracts related to the Company's intercompany notes.

Other Income/Expense. Other expense was $3.7 million in the first six months ended July 2, 2016, compared to $1.7 million in the first six months ended July 4, 2015.  The increase in other expense in the first six months ended July 2, 2016 as compared to the same period in fiscal 2015 is mainly due to clean up costs associated with the December 2015 fire and casualty losses incurred in the Netherlands and Brazil in the first six months of fiscal 2016 and a reduction of interest income.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's portion of the income of the DGD Joint Venture for the first six months ended July 2, 2016. The net income in the first six months ended July 2, 2016 was $19.5 million compared to $2.4 million in the first six months ended July 4, 2015. The $17.1 million increase is primarily due to blenders tax credits recorded at the DGD Joint Venture in the first six months of fiscal 2016 offset by a decrease in fuel sales prices, downtime of approximately 18 days for scheduled maintenance and a force majeure declared by the KCS railroad due to flooding, as compared to no blenders tax credits and higher fuel prices in the same period in the prior year.

Income Taxes. The Company recorded income tax expense of $9.8 million for the first six months ended July 2, 2016, compared to $6.8 million of income tax expense recorded in the first six months ended July 4, 2015, an increase of $3.0 million, which is primarily due to increased pre-tax earnings for the six month period ended July 2, 2016. The effective tax rate for the first six months of fiscal 2016 and fiscal 2015 is 21.2% and 50.1%, respectively. The effective tax rate for the first six months of fiscal 2016 differs from the statutory rate of 35% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates, Subpart F income and discrete items. The effective tax rate for the first six months of fiscal 2015 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates, Subpart F income and discrete items.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at July 2, 2016. On July 2, 2016, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(8,318)
Carrying value of 5.375% Notes due 2022	$491,682

4.75 % Notes due 2022 - Denominated in euros	$572,654
Less unamortized deferred loan costs	(10,189)
Carrying value of 4.75% Notes due 2022	$562,465

Amended Credit Agreement:
Term Loan A	$248,371
Less unamortized deferred loan costs	(1,230)
Carrying value of Term Loan A	247,141

Term Loan B	$586,500
Less unamortized deferred loan costs	(7,040)
Carrying value of Term Loan B	$579,460

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	3,869
Letters of credit issued	26,272
Availability	$969,859

During the first six months of fiscal 2016, the U.S. dollar weakened as compared to the euro and Canadian dollar. Using the euro and Canadian dollar based debt outstanding at July 2, 2016 and comparing the closing balance sheet rates at July 2, 2016 to those at January 2, 2016, the U.S. dollar debt balances of euro based debt and Canadian based debt increased by approximately $11.6 million and $7.4 million, respectively, at July 2, 2016. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at July 2, 2016 of €1.00:USD$1.11195 and CAD$1.00:USD$0.773881 as compared to the closing balance sheet rate at January 2, 2016 of €1.00:USD$1.08915 and CAD$1.00:USD$0.719861, respectively.

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

•
As of July 2, 2016, the Company had availability of $969.9 million under the revolving loan facility, taking into account an aggregate of $3.9 million of outstanding borrowings and letters of credit issued of $26.3 million. The revolving loan facility will mature on September 27, 2018.

•
As of July 2, 2016, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$20.6 million and $51.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of July 2, 2016, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €510.0 million and $13.5 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

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

The classification of long-term debt in the Company’s July 2, 2016 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

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

Working Capital and Capital Expenditures

On July 2, 2016, the Company had working capital of $537.5 million and its working capital ratio was 2.15 to 1 compared to working capital of $490.1 million and a working capital ratio of 2.11 to 1 on January 2, 2016.  The increase in working capital is primarily due to an increase in inventory quantities, an increase in commodity prices and the impact of foreign translation of the euro and Canadian dollar into U.S. dollars. As of July 2, 2016, the Company had unrestricted cash of $157.8 million and funds available under the revolving credit facility of $969.9 million, compared to unrestricted cash of $156.9 million and funds available under the revolving credit facility of $956.7 million at January 2, 2016. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $168.2 million for the first six months ended July 2, 2016 as compared to net cash provided by operating activities of $187.6 million for the first six months ended July 4, 2015, a decrease of $19.4 million due primarily to an increase in net income of approximately $29.9 million and changes in operating assets and liabilities that include a decrease in cash used by accounts receivable of $42.7 million, an increase in cash provided by accounts payable and accrued expenses of approximately $32.5 million and a decrease in cash in other operating cash flow of approximately $26.4 million primarily due to changes in the foreign currency hedge balances.  Cash used by investing activities was $114.0 million for the first six months ended July 2, 2016, compared to $99.1 million for the first six months ended July 4, 2015, an increase of $14.9 million, primarily due to cash paid for an acquisition in the current year and an increase in capital expenditures as compared to the first six months ended July 4, 2015.  Net cash used by financing activities was $55.3 million for the first six months ended July 2, 2016, compared to net cash used by financing activities of $65.0 million for the first six months ended July 4, 2015, a decrease of $9.7 million, primarily due to overall decrease in loan costs incurred for the Company's borrowings in the first six months ended July 2, 2016 as compared to the first six months ended July 4, 2015.

Capital expenditures of $109.4 million were made during the first six months of fiscal 2016, compared to $98.7 million in the first six months of fiscal 2015, for a net increase of $10.7 million (10.8%). The Company expects to incur additional capital expenditures of $121.0 million for the remainder of fiscal 2016. Additionally, included in the planned capital projects are costs associated with the Company's continued initiation of its new ERP system. As of July 2, 2016, the Company has spent life-to-date approximately $38.8 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The total expected cash flow impact of this project will be in the range of $40.0 million to $42.0 million. These costs will be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $6.8 million and $8.4 million during the first six months ended July 2, 2016 and July 4, 2015, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2016, the Company has accrued approximately $11.6 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at July 2, 2016.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.6 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.1 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended July 2, 2016 of approximately $0.2 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended July 2, 2016 of approximately $1.9 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, six plans have certified as critical or red zone and one has certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate liability of approximately $1.9 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of July 2, 2016, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $219.9 million included on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. The DGD Joint Venture received the $156.4 million of 2015 calendar year blenders credits from the Internal Revenue Service in April 2016. As a result, the DGD Joint Venture made a debt payment of approximately $54.7 million, made dividend distributions to each partner in the amount of $25.0 million and retained the remaining amount for future capital expenditures and general DGD Joint Venture purposes.

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

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2016, unless extended by agreement of the parties. As of July 2, 2016, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partners, evaluates its capital structure from time to time, including opportunities to refinance the JV.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first six months of fiscal 2016, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2016 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its ERP system, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and has approximately$89.1 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $65.4 million of commodity products consisting of approximately $52.5 million of finished products, approximately $9.9 million of natural gas and diesel fuel and approximately $3.0 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 2, 2016.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2016, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $36.0 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 2, 2016.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at July 2, 2016 (in thousands):

Other commercial commitments:
Standby letters of credit	$26,272
Foreign bank guarantees	9,681
Total other commercial commitments:	$35,953

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on March 1, 2016.

Based on the Company’s annual impairment testing at October 31, 2015, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of seven of the Company's nine reporting units was less than 30% of its carrying value and the fair value of four of the Company's reporting units (Canada Fuel, Canada Feed, Rousselot and ERS Food) was less than 10% of its carrying value. As of July 2, 2016, goodwill on these four reporting units, which have a fair value of less than 10% of their carrying value, was approximately $533.9 million.  The valuation expert who assisted the Company primarily used the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these four reporting units could decrease in the future and result in an impairment to goodwill.  As of July 2, 2016, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties.   The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “could,” “may,” “will,” “should,” “planned,” “potential,” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in this report are forward looking statements, including, without limitation, the statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the Company’s financial position and the Company's use of cash.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and green house gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of Bird Flu including, but not limited to H5N1 flu, bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; difficulties or a significant disruption in our information systems or failure to implement new systems and software successfully, including our ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At July 2, 2016, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2015 and the first six months of fiscal 2016, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the fourth quarter of fiscal 2017. As of July 2, 2016, the aggregate fair value of these corn option contracts was approximately $4.6 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of July 2, 2016, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	33,438	Euro	7,650	4.10 - 4.83	$10,375
Brazilian real	81,823	U.S. dollar	20,975	3.28 - 4.38	20,975
Euro	231,536	U.S. dollar	264,696	1.10 - 1.15	264,696
Euro	10,761	Polish zloty	47,000	4.30 - 4.40	11,966
Euro	2,351	Japanese yen	291,389	118.98 - 125.27	2,614
Euro	34,263	Chinese renminbi	254,639	7.39 - 7.44	38,099
Euro	10,286	Australian dollar	15,900	1.52 - 1.55	11,438
Polish zloty	19,974	Euro	4,522	4.31 - 4.48	5,051
Japanese yen	21,775	U.S. dollar	184	116.51 - 120.18	184
					$365,398

The above foreign currency contracts mature within one year and include hedges on approximately $253.1 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $10.9 million and are included in other current assets and accrued expenses at July 2, 2016.

Additionally, the Company had corn options contracts and forward contracts and heating oil swaps that are marked to market because they did not qualify for hedge accounting at July 2, 2016. These contracts have an aggregate fair value of approximately $0.7 million and are included in other current assets and accrued expenses at July 2, 2016.

As of July 2, 2016, the Company had forward purchase agreements in place for purchases of approximately $9.9 million of natural gas and diesel fuel and approximately $3.0 million of other commitments in fiscal 2016. As of July 2, 2016, the Company had forward purchase agreements in place for purchases of approximately $52.5 million of finished product in fiscal 2016.

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

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than SOX control changes related to the upgrade of accounting software at its international operations that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 2, 2016

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 14 on pages 22 through 23 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

Except as set forth below and under “Business and Regulatory Developments” included in Management's Discussion and Analysis of Financial Condition and Results of Operation, there have been no material changes from the risk factors previously disclosed in the Company’s most recent annual report on Form 10-K.

The vote by the United Kingdom mandating its withdrawal from the EU could have an adverse affect on the Company's business, investments and future operations in Europe.

The recent vote by the United Kingdom to exit the EU, or Brexit, has created significant volatility in the global financial markets, but the eventual effects of the UK’s withdrawal from the EU on the Company's business or the Company's investment portfolios is uncertain at this time. The effect of Brexit on the Company's business and investments is uncertain as negotiations commence to determine the future terms of the UK relationship with the EU. The effects of the UK’s withdrawal from the EU will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could impair the ability of Darling Ingredients International to transact business in the future in the UK, including by restricting the free travel of employees from and to the UK and through legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Furthermore, Brexit is likely to continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the UK’s future relationship with the EU are settled. These effects could have an adverse affect on the Company's business, investments and future operations in Europe.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of July 2, 2016 and January 2, 2016; (ii) Consolidated Statements of Operations for the three and six months ended July 2, 2016 and July 4, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2016 and July 4, 2015; (iv) Consolidated Statements of Cash Flows for the six months ended July 2, 2016 and July 4, 2015; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 11, 2016	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	August 11, 2016	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)