Form 10-Q
period 2016-10-01
DARLING INGREDIENTS INC.
filed 2016-11-10
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
OR

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

There were 164,604,558 shares of common stock, $0.01 par value, outstanding at November 3, 2016.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2016

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 1, 2016 and January 2, 2016
(in thousands, except share data)

	October 1, 2016	January 2, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$148,585	$156,884
Restricted cash	294	331
Accounts receivable, net	382,857	371,392
Inventories	359,095	344,583
Prepaid expenses	40,341	36,175
Income taxes refundable	13,222	11,963
Other current assets	18,609	10,460
Total current assets	963,003	931,788
Property, plant and equipment, less accumulated depreciation of $802,172 at October 1, 2016 and $652,875 at January 2, 2016	1,535,185	1,508,167
Intangible assets, less accumulated amortization of $286,316 at October 1, 2016 and $252,719 at January 2, 2016	747,522	782,349
Goodwill	1,256,376	1,233,102
Investment in unconsolidated subsidiaries	261,690	247,238
Other assets	35,912	41,623
Deferred income taxes	17,196	16,352
	$4,816,884	$4,760,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,169	$45,166
Accounts payable, principally trade	168,556	149,998
Income taxes payable	9,374	6,679
Accrued expenses	254,561	239,825
Total current liabilities	459,660	441,668
Long-term debt, net of current portion	1,818,361	1,885,851
Other non-current liabilities	89,517	97,809
Deferred income taxes	363,949	360,681
Total liabilities	2,731,487	2,786,009
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 167,619,651 and 167,070,983 shares issued at October 1, 2016 and at January 2, 2016, respectively	1,676	1,671
Additional paid-in capital	1,496,963	1,488,783
Treasury stock, at cost; 3,028,857 and 2,335,607 shares at October 1, 2016 and at January 2, 2016, respectively	(40,909)	(34,316)
Accumulated other comprehensive loss	(286,314)	(335,918)
Retained earnings	812,261	750,489
Total Darling's stockholders’ equity	1,983,677	1,870,709
Noncontrolling interests	101,720	103,901
Total stockholders' equity	$2,085,397	$1,974,610
	$4,816,884	$4,760,619

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended October 1, 2016 and October 3, 2015
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$853,856	$853,762	$2,510,838	$2,587,771
Costs and expenses:
Cost of sales and operating expenses	671,167	671,321	1,947,175	2,024,118
Selling, general and administrative expenses	76,508	75,026	234,135	245,951
Acquisition and integration costs	—	1,280	401	7,807
Depreciation and amortization	70,653	67,327	212,440	199,970
Total costs and expenses	818,328	814,954	2,394,151	2,477,846
Operating income	35,528	38,808	116,687	109,925

Other expense:
Interest expense	(23,867)	(24,828)	(71,748)	(82,222)
Foreign currency gain/(loss)	354	(2,461)	(2,241)	(3,299)
Other income/(expense), net	(2,007)	1,004	(5,685)	(704)
Total other expense	(25,520)	(26,285)	(79,674)	(86,225)

Equity in net income of unconsolidated subsidiaries	18,138	(12,021)	37,633	(9,657)
Income before income taxes	28,146	502	74,646	14,043

Income tax expense/(benefit)	(744)	7,859	9,102	14,639

Net income/(loss)	28,890	(7,357)	65,544	(596)

Net income attributable to noncontrolling interests	(196)	(1,730)	(3,772)	(5,302)

Net income/(loss) attributable to Darling	$28,694	$(9,087)	$61,772	$(5,898)

Basic income per share	$0.17	$(0.06)	$0.38	$(0.04)
Diluted income per share	$0.17	$(0.06)	$0.37	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months ended October 1, 2016 and October 3, 2015
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income/(loss)	$28,890	$(7,357)	$65,544	$(596)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(5,839)	(43,295)	43,684	(129,167)
Pension adjustments	727	780	2,104	2,327
Corn option derivative adjustments	734	1,861	1,255	574
Total other comprehensive income/(loss), net of tax	(4,378)	(40,654)	47,043	(126,266)
Total comprehensive income/(loss)	$24,512	$(48,011)	$112,587	$(126,862)
Comprehensive income/(loss) attributable to noncontrolling interests	(94)	39	1,211	7,929
Comprehensive income/(loss) attributable to Darling	$24,606	$(48,050)	$111,376	$(134,791)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended October 1, 2016 and October 3, 2015
(in thousands)
(unaudited)

	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net Income/(loss)	$65,544	$(596)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,440	199,970
Loss on disposal of property, plant, equipment and other assets	873	627
Gain on insurance proceeds from insurance settlements	(356)	(561)
Deferred taxes	(5,223)	8,640
Increase/(decrease) in long-term pension liability	(1,105)	678
Stock-based compensation expense	7,953	6,468
Write-off deferred loan costs	292	10,633
Deferred loan cost amortization	8,393	7,380
Equity in net loss/(income) of unconsolidated subsidiaries	(37,633)	9,657
Distributions of earnings from unconsolidated subsidiaries	26,317	26,155
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,058)	7,658
Income taxes refundable/payable	1,432	3,955
Inventories and prepaid expenses	(11,368)	7,667
Accounts payable and accrued expenses	27,438	(10,318)
Other	(11,377)	18,641
Net cash provided by operating activities	280,562	296,654
Cash flows from investing activities:
Capital expenditures	(168,224)	(162,264)
Acquisitions, net of cash acquired	(8,511)	—
Gross proceeds from disposal of property, plant and equipment and other assets	4,492	2,473
Proceeds from insurance settlement	1,537	561
Payments related to routes and other intangibles	—	(2,939)
Net cash used by investing activities	(170,706)	(162,169)
Cash flows from financing activities:
Proceeds from long-term debt	28,765	586,199
Payments on long-term debt	(128,364)	(595,872)
Borrowings from revolving credit facility	83,000	78,244
Payments on revolving credit facility	(93,028)	(130,876)
Net cash overdraft financing	—	(1,261)
Deferred loan costs	—	(17,119)
Issuance of common stock	143	171
Repurchase of treasury stock	(5,000)	(5,912)
Minimum withholding taxes paid on stock awards	(1,843)	(4,838)
Distributions to noncontrolling interests	(885)	(2,820)
Net cash used by financing activities	(117,212)	(94,084)
Effect of exchange rate changes on cash	(943)	(299)
Net increase/(decrease) in cash and cash equivalents	(8,299)	40,102
Cash and cash equivalents at beginning of period	156,884	108,784
Cash and cash equivalents at end of period	$148,585	$148,886
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(3,302)	$940
Cash paid during the period for:
Interest, net of capitalized interest	$62,395	$57,764
Income taxes, net of refunds	$14,018	$4,005
Non-cash financing activities
Debt issued for assets	$10	$2,521
Contribution of assets to unconsolidated subsidiary	$2,674	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
October 1, 2016
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and nine month periods ended October 1, 2016 and October 3, 2015, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 2, 2016.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represent the outstanding ownership interest in the Company's consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income (loss) of the consolidated subsidiaries is shown as an allocation of the Company's net income and is presented separately as “Net income/(loss) attributable to noncontrolling interests”. In the Company's Consolidated Balance Sheets, noncontrolling interests represent the ownership interests in the Company consolidated subsidiaries' net assets held by parties other than the Company. These ownership interests are presented separately as “Noncontrolling interests” within “Stockholders' Equity.” All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of October 1, 2016, and include the 13 and 39 weeks ended October 1, 2016, and the 13 and 39 weeks ended October 3, 2015.

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

(d)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gains of approximately $46.2 million for the nine months ended October 1, 2016 and net foreign currency translation losses of approximately $131.8 million for the nine months ended October 3, 2015.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		October 1, 2016			October 3, 2015
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net Income/(loss) attributable to Darling	$28,694	164,653	$0.17	$(9,087)	165,195	$(0.06)
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		1,717			—
Less: Pro forma treasury shares		(934)			—
Diluted:
Net income/(loss) attributable to Darling	$28,694	165,436	$0.17	$(9,087)	165,195	$(0.06)

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		October 1, 2016			October 3, 2015
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net Income/(loss) attributable to Darling	$61,772	164,574	$0.38	$(5,898)	165,086	$(0.04)
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		1,222			—
Less: Pro forma treasury shares		(642)			—
Diluted:
Net income/(loss) attributable to Darling	$61,772	165,154	$0.37	$(5,898)	165,086	$(0.04)

For the three months ended October 1, 2016 and October 3, 2015, respectively, 1,228,334 and 905,903 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended October 1, 2016 and October 3, 2015, respectively, 887,413 and 646,813 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended October 1, 2016 and October 3, 2015, respectively, 1,122,165 and 947,095 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the nine months ended October 1, 2016 and October 3, 2015, respectively, 812,780 and 685,624 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)	Inventories

A summary of inventories follows (in thousands):

	October 1, 2016	January 2, 2016
Finished product	$174,727	$164,428
Work in process	92,677	84,474
Raw material	39,239	48,401
Supplies and other	52,452	47,280
	$359,095	$344,583

(4)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	October 1, 2016	January 2, 2016
Indefinite Lived Intangible Assets
Trade names	$53,097	$52,466
	53,097	52,466
Finite Lived Intangible Assets:
Routes	385,118	390,888
Permits	501,672	494,754
Non-compete agreements	3,698	6,996
Trade names	76,200	75,825
Royalty, consulting, land use rights and leasehold	14,053	14,139
	980,741	982,602
Accumulated Amortization:
Routes	(100,731)	(99,819)
Permits	(162,817)	(134,752)
Non-compete agreements	(1,672)	(4,628)
Trade names	(18,922)	(11,959)
Royalty, consulting, land use rights and leasehold	(2,174)	(1,561)
	(286,316)	(252,719)
Total Intangible assets, less accumulated amortization	$747,522	$782,349

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2016 as a result of approximately $27.7 million of asset retirements. Amortization expense for the three and nine months ended October 1, 2016 and October 3, 2015, was approximately $19.6 million, $20.8 million and $58.4 million, $63.1 million, respectively.

(5)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 2, 2016
Goodwill	$812,797	$323,385	$112,834	$1,249,016
Accumulated impairment losses	(15,914)	—	—	(15,914)
	796,883	323,385	112,834	1,233,102
Goodwill acquired during year	827	—	2	829
Foreign currency translation	13,618	5,166	3,661	22,445
Balance at October 1, 2016
Goodwill	827,242	328,551	116,497	1,272,290
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$811,328	$328,551	$116,497	$1,256,376

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	September 30, 2016	December 31, 2015
Assets:
Total current assets	$207,392	$261,444
Property, plant and equipment, net	354,285	356,230
Other assets	14,094	3,034
Total assets	$575,771	$620,708
Liabilities and members' equity:
Total current portion of long term debt	$17,023	$62,023
Total other current liabilities	24,093	19,935
Total long term debt	58,009	86,819
Total other long term liabilities	408	380
Total members' equity	476,238	451,551
Total liabilities and member's equity	$575,771	$620,708

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Operating revenues	$141,656	$107,160	$345,650	$380,048
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	96,569	123,779	244,643	376,157
Depreciation, amortization and accretion expense	7,445	4,959	20,370	14,924
Total costs and expenses	104,014	128,738	265,013	391,081
Operating income	37,642	(21,578)	80,637	(11,033)
Other income	114	41	199	93
Interest and debt expense, net	(1,406)	(3,122)	(6,148)	(10,629)
Net income/(loss)	$36,350	$(24,659)	$74,688	$(21,569)

As of October 1, 2016 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $238.1 million on the consolidated balance sheet and has recorded an equity net gain of approximately $37.3 million and an equity net loss of approximately $10.8 million for the nine months ended October 1, 2016 and October 3, 2015, respectively. In the second quarter of fiscal 2016, the DGD Joint Venture received $156.4 million of the 2015 calendar year blenders tax credits from the Internal Revenue Service, made a debt payment of approximately $54.7 million and made dividend distributions to each partner in the amount $25.0 million. Additionally, with Congress' extension of the biodiesel blenders tax credit in December 2015 through December 31, 2016, the DGD Joint Venture fiscal 2016 results include blenders tax credits, while no blenders tax credits are included in the same period in the prior year.

(7)	Debt

Debt consists of the following (in thousands):

	October 1, 2016	January 2, 2016
Amended Credit Agreement:
Revolving Credit Facility ($9.4 million denominated in CAD at January 2, 2016)	$—	$9,358
Term Loan A ($89.3 million and $97.1 million denominated in CAD at October 1, 2016 and January 2, 2016, respectively)	187,590	277,181
Less unamortized deferred loan costs	(861)	(1,552)
Carrying value Term Loan A	186,729	275,629

Term Loan B	585,000	589,500
Less unamortized deferred loan costs	(6,670)	(7,774)
Carrying value Term Loan B	578,330	581,726

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(7,994)	(8,952)
Carrying value 5.375% Senior Notes due 2022	492,006	491,048

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	574,740	560,912
Less unamortized deferred loan costs - Denominated in euro	(9,847)	(10,705)
Carrying value 4.75% Senior Notes due 2022	564,893	550,207

Other Notes and Obligations	23,572	23,049
	1,845,530	1,931,017
Less Current Maturities	27,169	45,166
	$1,818,361	$1,885,851

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU amends ASC (Subtopic 835-30), Interest - Imputation of Interest. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. On January 3, 2016, the Company adopted this standard as a change in accounting principal on a retrospective basis. As of October 1, 2016 and January 2, 2016, the Company has presented debt issuance costs related to the Company's term loans and senior notes, previously reported in other assets, as direct deductions from the carrying amount of the debt liability. In addition, the Company has presented the debt issuance costs related to the Company's amended credit agreement as a deferred asset within other assets as permitted by ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which was issued in August 2015. Upon adoption of ASU No. 2015-03, other assets of approximately $29.0 million were reclassified as a deduction from the carrying value of the recognized debt liability at January 2, 2016.

As of October 1, 2016, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$117.6 million. See below for discussion relating to the Company's debt agreements. In addition, as of October 1,

2016, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$1.8 million and CAD$1.4 million, respectively.

As of October 1, 2016, the Company had outstanding debt under the Company's 4.75% Senior Notes due 2022 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at October 1, 2016, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.4 million and €0.3 million, respectively.

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

As of October 1, 2016, the Company had $86.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.50% per annum for a total of 3.0625% per annum and $12.0 million outstanding under the term loan A facility at base rate plus a margin of 1.50% per annum for a total of 5.00% per annum. The Company had $585.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.25% per annum. The Company had CAD$117.6 million outstanding under the term loan A facility at CDOR plus a margin of 2.50% per annum for a total of 3.4624% per annum. As of October 1, 2016, the Company had unused capacity of $973.7 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $26.3 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $10.6 million at October 1, 2016.

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

The 5.375% Notes will mature on January 15, 2022. Darling will pay interest on the 5.375% Notes on January 15 and July 15 of each year, commencing on July 15, 2014. Interest on the 5.375% Notes will accrue at a rate of 5.375% per annum and be payable in cash. The 5.375% Notes are guaranteed on an unsecured senior basis by all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivables entity) that guarantee the Senior Secured Credit Facilities (the “5.375% Guarantors”). The 5.375% Notes and the guarantees thereof are senior unsecured obligations of Darling and the 5.375% Guarantors and rank equally in right of payment to all of Darling's and the 5.375% Guarantors' existing and future senior unsecured indebtedness. The 5.375% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make distributions or repurchases of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling's subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets.

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

As of October 1, 2016, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

(8)	Income Taxes

The Company has provided income taxes for the three and nine month periods ended October 1, 2016 and October 3, 2015, based on its estimate of the effective tax rate for the entire 2016 and 2015 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, including Subpart F income and biofuel tax incentives, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of October 1, 2016, the Company had $3.6 million of gross unrecognized tax benefits and $1.8 million of related accrued interest and penalties. An indemnity receivable of $4.7 million has been recorded for the uncertain tax positions related to the VION Acquisition. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $2.4 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three and nine months months ended October 1, 2016 and October 3, 2015 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$8	$(21)	$(2)	$9	$6	$(12)
Amortization of actuarial loss	1,168	1,286	(447)	(494)	721	792
Total defined benefit pension plans	1,176	1,265	(449)	(485)	727	780
Corn option derivatives
Loss/(gain) reclassified to net income	(861)	(211)	334	82	(527)	(129)
Gain/(loss) activity recognized in other comprehensive income (loss)	2,060	3,254	(799)	(1,264)	1,261	1,990
Total corn option derivatives	1,199	3,043	(465)	(1,182)	734	1,861

Foreign currency translation	(5,839)	(43,295)	—	—	(5,839)	(43,295)

Other comprehensive income (loss)	$(3,464)	$(38,987)	$(914)	$(1,667)	$(4,378)	$(40,654)

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$22	$(61)	$(7)	$29	$15	$(32)
Amortization of actuarial loss	3,502	3,855	(1,338)	(1,496)	2,164	2,359
Amortization of settlement	(123)	—	48	—	(75)	—
Total defined benefit pension plans	3,401	3,794	(1,297)	(1,467)	2,104	2,327
Corn option derivatives
Loss/(gain) reclassified to net income	(3,204)	(792)	1,243	307	(1,961)	(485)
Gain/(loss) activity recognized in other comprehensive income (loss)	5,255	1,731	(2,039)	(672)	3,216	1,059
Total corn option derivatives	2,051	939	(796)	(365)	1,255	574

Foreign currency translation	43,684	(129,167)	—	—	43,684	(129,167)

Other Comprehensive income (loss)	$49,136	$(124,434)	$(2,093)	$(1,832)	$47,043	$(126,266)

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and nine months months ended October 1, 2016 and October 3, 2015 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	Statement of Operations Classification
Derivative instruments
Corn option derivatives	$861	$211	$3,204	$792	Cost of sales and operating expenses
	861	211	3,204	792	Total before tax
	(334)	(82)	(1,243)	(307)	Income taxes
	527	129	1,961	485	Net of tax
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(8)	$21	$(22)	$61	(a)
Amortization of actuarial loss	(1,168)	(1,286)	(3,502)	(3,855)	(a)
Amortization of settlement	—	—	123	—	(a)
	(1,176)	(1,265)	(3,401)	(3,794)	Total before tax
	449	485	1,297	1,467	Income taxes
	(727)	(780)	(2,104)	(2,327)	Net of tax
Total reclassifications	$(200)	$(651)	$(143)	$(1,842)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 11 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of October 1, 2016 as follows (in thousands):

	Nine Months Ended October 1, 2016
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) January 2, 2016, attributable to Darling, net of tax	$(305,213)	$1,843	$(32,548)	$(335,918)
Other comprehensive gain before reclassifications	43,684	3,216	—	46,900
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(1,961)	2,104	143
Net current-period other comprehensive income	43,684	1,255	2,104	47,043
Noncontrolling interest	(2,561)	—	—	(2,561)
Accumulated Other Comprehensive Income (loss) October 1, 2016, attributable to Darling, net of tax	(258,968)	$3,098	$(30,444)	$(286,314)

(10)    Stockholders' Equity

In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. During the first nine months of fiscal 2016, the Company repurchased approximately $5.0 million of its Common Stock in the open market. As of October 1, 2016, the Company has approximately $89.1 million remaining under the share repurchase program approved in August 2015.

Fiscal 2015 Long-Term Incentive Opportunity Awards (2015 LTIP). The Company met the requisite performance measure under the 2015 LTIP. Accordingly, in accordance with the terms of the 2015 LTIP, the Company granted 452,878 stock options, 454,916 shares of nonvested stock and 147,390 restricted stock units in the first quarter of fiscal 2016.

Fiscal 2016 Long-Term Incentive Opportunity Awards (2016 LTIP). On February 25, 2016, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2016 LTIP pursuant to which they awarded certain of the Company's key employees, including the Company's named executive officers', 1,092,942 stock options and 663,419 performance share units (the “PSUs”) under the Company's 2012 Omnibus Incentive Plan. The stock options vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to two- and three-year forward-looking performance periods and will be earned based on the Company's average return on capital employed (ROCE), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2018 or fiscal 2019, respectively, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase depending on the Company's ROCE relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (TSR) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies. In addition, certain of the PSUs have a two-year holding requirement after vesting before the PSUs are settled in shares of the Company's Common Stock.

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

Net pension cost for the three and nine months months ended October 1, 2016 and October 3, 2015 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$599	$1,633	$1,921	$4,978
Interest cost	1,702	2,622	5,217	7,907
Expected return on plan assets	(1,886)	(3,053)	(5,661)	(9,169)
Amortization of prior service cost/(benefit)	8	(21)	22	(61)
Amortization of net loss	1,168	1,286	3,502	3,855
Curtailment gain	(62)	—	(1,285)	—
Settlement gain	—	—	(123)	—
Net pension cost	$1,529	$2,467	$3,593	$7,510

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at October 1, 2016, the Company expects to contribute approximately $3.7 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended October 1, 2016 and October 3, 2015 of approximately $2.9 million and $5.0 million, respectively.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.   The Company's contributions to each multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, six plans have certified as critical or red zone, one plan has certified as endangered or yellow zone as defined by the Pension Protection Act of 2006.

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of October 1, 2016, the Company has an aggregate accrued liability of approximately $1.9 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(12)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At October 1, 2016, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

Cash Flow Hedges

In fiscal 2015 and the first nine months of fiscal 2016, the Company entered into corn option contracts on the Chicago Board of Trade that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the fourth quarter of fiscal 2017. As of October 1, 2016, some of the contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of October 1, 2016, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	28,514	Euro	6,850
Brazilian real	73,423	U.S. dollar	20,125
Euro	188,728	U.S. dollar	211,779
Euro	9,825	Polish zloty	43,000
Euro	3,395	Japanese yen	385,211
Euro	33,928	Chinese renminbi	254,639
Euro	11,126	Australian dollar	16,400
Euro	117	British pound	100
Polish zloty	19,027	Euro	4,379
Japanese yen	25,835	U.S. dollar	237

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at October 1, 2016 into earnings over the next 12 months will be approximately $5.1 million. As of October 1, 2016, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of October 1, 2016 and January 2, 2016 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	October 1, 2016	January 2, 2016
Corn options	Other current assets	$5,719	$3,215

Total asset derivatives designated as hedges		$5,719	$3,215

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$3,457	$644
Corn options and futures	Other current assets	710	599

Total asset derivatives not designated as hedges		$4,167	$1,243

Total asset derivatives		$9,886	$4,458

	Balance Sheet	Liability Derivatives Fair Value
	Location	October 1, 2016	January 2, 2016

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$712	$4,435
Heating oil swaps and options	Accrued expenses	223	—
Corn options and futures	Accrued expenses	66	2

Total liability derivatives not designated as hedges		$1,001	$4,437

Total liability derivatives		$1,001	$4,437

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended October 1, 2016 and October 3, 2015 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2016	2015	2016	2015	2016	2015
Corn options	$2,060	$3,254	$861	$211	$323	$1,206

Total	$2,060	$3,254	$861	$211	$323	$1,206

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $2.1 million and $3.3 million recorded net of taxes of approximately $(0.8) million and $(1.3) million as of October 1, 2016 and October 3, 2015, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the nine months ended October 1, 2016 and October 3, 2015 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2016	2015	2016	2015	2016	2015
Corn options	$5,255	$1,731	$3,204	$792	$537	$479

Total	$5,255	$1,731	$3,204	$792	$537	$479

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $5.3 million and $1.7 million recorded net of taxes of approximately $(2.0) million and $(0.7) million as of October 1, 2016 and October 3, 2015, respectively.

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

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and nine months months ended October 1, 2016 and October 3, 2015 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Foreign Exchange	Foreign currency loss/(gain)	$1,871	$2,003	$5,954	$(19,404)
Foreign Exchange	Selling, general and administrative expense	(786)	4,112	(7,565)	7,103
Corn options and futures	Net sales	267	(95)	612	(25)
Corn options and futures	Cost of sales and operating expenses	(997)	(1,516)	(1,610)	(1,138)
Heating Oil swaps and options	Net sales	323	—	476	—
Heating Oil swaps and options	Cost of sales and operating expenses	—	11	—	141
Soybean Meal	Net sales	—	—	7	—
Total		$678	$4,515	$(2,126)	$(13,323)

At October 1, 2016, the Company had forward purchase agreements in place for purchases of approximately $7.7 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(13)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of October 1, 2016 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at October 1, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$9,886	$—	$9,886	$—
Total Assets	$9,886	$—	$9,886	$—

Liabilities:
Derivative instruments	$1,001	$—	$1,001	$—
5.375% Senior notes	521,900	—	521,900	—
4.75% Senior notes	586,235	—	586,235	—
Term loan A	188,059	—	188,059	—
Term loan B	589,388	—	589,388	—
Total Liabilities	$1,886,583	$—	$1,886,583	$—

		Fair Value Measurements at January 2, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,458	$—	$4,458	$—
Total Assets	$4,458	$—	$4,458	$—

Liabilities:
Derivative instruments	$4,437	$—	$4,437	$—
5.375% Senior notes	495,000	—	495,000	—
4.75% Senior notes	541,280	—	541,280	—
Term loan A	277,874	—	277,874	—
Term loan B	577,710	—	577,710	—
Revolver debt	9,218	—	9,218	—
Total Liabilities	$1,905,519	$—	$1,905,519	$—

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

The Company is a party to lawsuits, claims and loss contingencies arising in the ordinary course of its business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and/or air, wastewater and storm water discharges from the Company’s processing facilities, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year under these insurance policies and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At October 1, 2016 and January 2, 2016, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $54.4 million and $54.6 million, respectively.  The Company has insurance recovery receivables of approximately $12.2 million as of October 1, 2016 and January 2, 2016, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 1, 2016
Net Sales	$531,413	$261,997	$60,446	$—	$853,856
Cost of sales and operating expenses	413,602	211,318	46,247	—	671,167
Gross Margin	117,811	50,679	14,199	—	182,689

Selling, general and administrative expense	38,943	25,352	1,332	10,881	76,508
Acquisition and integration costs	—	—	—	—	—
Depreciation and amortization	43,614	17,383	6,896	2,760	70,653
Segment operating income/(loss)	35,254	7,944	5,971	(13,641)	35,528

Equity in net income/(loss) of unconsolidated subsidiaries	(36)	—	18,174	—	18,138
Segment income/(loss)	35,218	7,944	24,145	(13,641)	53,666

Total other expense					(25,520)
Income before income taxes					$28,146

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 3, 2015
Net Sales	$525,213	$269,230	$59,319	$—	$853,762
Cost of sales and operating expenses	409,030	214,406	47,885	—	671,321
Gross Margin	116,183	54,824	11,434	—	182,441

Selling, general and administrative expense	39,718	26,118	4,459	4,731	75,026
Acquisition and integration costs	—	—	—	1,280	1,280
Depreciation and amortization	40,846	17,144	6,729	2,608	67,327
Segment operating income/(loss)	35,619	11,562	246	(8,619)	38,808

Equity in net income/(loss) of unconsolidated subsidiaries	309	—	(12,330)	—	(12,021)
Segment income/(loss)	35,928	11,562	(12,084)	(8,619)	26,787

Total other expense					(26,285)
Income before income taxes					$502

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 1, 2016
Net Sales	$1,550,539	$782,014	$178,285	$—	$2,510,838
Cost of sales and operating expenses	1,202,404	611,151	133,620	—	1,947,175
Gross Margin	348,135	170,863	44,665	—	563,663

Selling, general and administrative expense	127,513	69,566	4,986	32,070	234,135
Acquisition and integration costs	—	—	—	401	401
Depreciation and amortization	130,110	51,823	20,999	9,508	212,440
Segment operating income/(loss)	90,512	49,474	18,680	(41,979)	116,687

Equity in net income of unconsolidated subsidiaries	290	—	37,343	—	37,633
Segment income/(loss)	90,802	49,474	56,023	(41,979)	154,320

Total other expense					(79,674)
Income before income taxes					$74,646

Segment assets at October 1, 2016	$2,493,164	$1,472,079	$641,823	$209,818	$4,816,884

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 3, 2015
Net Sales	$1,602,141	$822,741	$162,889	$—	$2,587,771
Cost of sales and operating expenses	1,237,936	654,233	131,949	—	2,024,118
Gross Margin	364,205	168,508	30,940	—	563,653

Selling, general and administrative expense	136,397	79,461	6,204	23,889	245,951
Acquisition and integration costs	—	—	—	7,807	7,807
Depreciation and amortization	121,386	51,126	19,959	7,499	199,970
Segment operating income/(loss)	106,422	37,921	4,777	(39,195)	109,925

Equity in net income/(loss) of unconsolidated subsidiaries	1,128	—	(10,785)	—	(9,657)
Segment income/(loss)	107,550	37,921	(6,008)	(39,195)	100,268

Total other expense					(86,225)
Income before income taxes					$14,043

Segment assets at January 2, 2016	$2,438,869	$1,448,014	$631,968	$241,768	$4,760,619

(16)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended October 1, 2016 and October 3, 2015, the Company has recorded sales to the DGD Joint Venture of approximately $42.4 million and $42.8 million, respectively. For the nine months ended October 1, 2016 and October 3, 2015, the Company has recorded sales to the DGD Joint Venture of approximately $109.0 million and $125.8 million, respectively. At October 1, 2016 and January 2, 2016, the Company has $7.7 million and $5.1 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $5.8 million of additional sales for the three months ended October 1, 2016 to defer the Company's portion of profit of approximately $1.0 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at October 1, 2016.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to making loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2016, unless extended by agreement of the parties. During the first nine months of fiscal 2016, Opco borrowed and repaid $2.5 million plus an insignificant amount of interest to Darling Green. As of October 1, 2016, no amounts are owed to Darling Green under the DGD Loan Agreement.

(17)    New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU amends Topic 230, Statement of Cash Flows, which is intended to reduce the existing diversity in practice for classifying various types of cash flows including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

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

(18)     Guarantor Financial Information

The Company's 5.375% Notes and 4.75% Notes (see Note 7) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of October 1, 2016 and January 2, 2016, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three and nine months ended October 1, 2016 and October 3, 2015. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidating Balance Sheet
As of October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,377	$1,742	$145,466	$—	$148,585
Restricted cash	103	—	191	—	294
Accounts receivable	33,178	91,987	354,447	(96,755)	382,857
Inventories	21,154	97,957	239,984	—	359,095
Income taxes refundable	8,933	—	4,289	—	13,222
Prepaid expenses	14,365	2,623	23,353	—	40,341
Other current assets	7,481	2,038	14,235	(5,145)	18,609
Total current assets	86,591	196,347	781,965	(101,900)	963,003
Investment in subsidiaries	4,230,796	1,141,644	803,728	(6,176,168)	—
Property, plant and equipment, net	223,556	495,111	816,518	—	1,535,185
Intangible assets, net	14,732	300,222	432,568	—	747,522
Goodwill	21,860	549,690	684,826	—	1,256,376
Investment in unconsolidated subsidiaries	1,861	—	259,829	—	261,690
Other assets	30,210	446,233	306,849	(747,380)	35,912
Deferred taxes	—	—	17,196	—	17,196
	$4,609,606	$3,129,247	$4,103,479	$(7,025,448)	$4,816,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$5,729	$—	$26,585	$(5,145)	$27,169
Accounts payable	39,588	82,352	120,465	(73,849)	168,556
Income taxes payable	(383)	373	9,384	—	9,374
Accrued expenses	79,242	31,024	167,200	(22,905)	254,561
Total current liabilities	124,176	113,749	323,634	(101,899)	459,660
Long-term debt, net of current portion	1,163,790	—	1,401,951	(747,380)	1,818,361
Other noncurrent liabilities	54,228	—	35,289	—	89,517
Deferred income taxes	148,518	—	215,431	—	363,949
Total liabilities	1,490,712	113,749	1,976,305	(849,279)	2,731,487
Total stockholders’ equity	3,118,894	3,015,498	2,127,174	(6,176,169)	2,085,397
	$4,609,606	$3,129,247	$4,103,479	$(7,025,448)	$4,816,884

Condensed Consolidating Balance Sheet
As of January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,443	$3,993	$149,448	$—	$156,884
Restricted cash	102	—	229	—	331
Accounts receivable	184,472	81,644	310,932	(205,656)	371,392
Inventories	13,564	89,078	241,941	—	344,583
Income taxes refundable	7,695	—	4,268	—	11,963
Prepaid expenses	13,322	2,262	20,591	—	36,175
Other current assets	5,273	24	22,852	(17,689)	10,460
Total current assets	227,871	177,001	750,261	(223,345)	931,788
Investment in subsidiaries	4,072,855	1,141,644	837,604	(6,052,103)	—
Property, plant and equipment, net	224,208	477,446	806,513	—	1,508,167
Intangible assets, net	17,794	326,231	438,324	—	782,349
Goodwill	21,860	549,690	661,552	—	1,233,102
Investment in unconsolidated subsidiary	—	—	247,238	—	247,238
Other assets	36,488	499,764	314,893	(809,522)	41,623
Deferred income taxes	—	—	16,352	—	16,352
	$4,601,076	$3,171,776	$4,072,737	$(7,084,970)	$4,760,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,328	$—	$42,527	$(17,689)	$45,166
Accounts payable	6,981	210,926	122,136	(190,045)	149,998
Income taxes payable	(383)	373	6,689	—	6,679
Accrued expenses	82,854	29,037	143,547	(15,613)	239,825
Total current liabilities	109,780	240,336	314,899	(223,347)	441,668
Long-term debt, net of current portion	1,234,002	—	1,461,371	(809,522)	1,885,851
Other noncurrent liabilities	57,578	1,999	38,232	—	97,809
Deferred income taxes	147,416	—	213,265	—	360,681
Total liabilities	1,548,776	242,335	2,027,767	(1,032,869)	2,786,009
Total stockholders’ equity	3,052,300	2,929,441	2,044,970	(6,052,101)	1,974,610
	$4,601,076	$3,171,776	$4,072,737	$(7,084,970)	$4,760,619

Condensed Consolidating Statements of Operations
For the three months ended October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$130,063	$347,384	$433,523	$(57,114)	$853,856
Cost and expenses:
Cost of sales and operating expenses	99,705	286,919	341,657	(57,114)	671,167
Selling, general and administrative expenses	29,987	13,421	33,100	—	76,508
Acquisition and integration costs	—	—	—	—	—
Depreciation and amortization	9,622	24,813	36,218	—	70,653
Total costs and expenses	139,314	325,153	410,975	(57,114)	818,328
Operating income/(loss)	(9,251)	22,231	22,548	—	35,528

Interest expense	(15,382)	4,437	(12,922)	—	(23,867)
Foreign currency gains/(losses)	(11)	(152)	517	—	354
Other expense, net	(3,439)	258	1,174	—	(2,007)
Equity in net income/(loss) of unconsolidated subsidiaries	(362)	—	18,500	—	18,138
Earnings in investments in subsidiaries	60,952	—	—	(60,952)	—
Income/(loss) before taxes	32,507	26,774	29,817	(60,952)	28,146
Income taxes (benefit)	3,813	(3,140)	(1,417)	—	(744)
Net income attributable to noncontrolling interests	—	—	(196)	—	(196)
Net income/(loss) attributable to Darling	$28,694	$29,914	$31,038	$(60,952)	$28,694

Condensed Consolidating Statements of Operations
For the nine months ended October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$367,811	$994,028	$1,297,393	$(148,394)	$2,510,838
Cost and expenses:
Cost of sales and operating expenses	288,976	796,001	1,010,592	(148,394)	1,947,175
Selling, general and administrative expenses	100,449	38,018	95,668	—	234,135
Acquisition and integration costs	—	—	401	—	401
Depreciation and amortization	30,459	75,723	106,258	—	212,440
Total costs and expenses	419,884	909,742	1,212,919	(148,394)	2,394,151
Operating income/(loss)	(52,073)	84,286	84,474	—	116,687

Interest expense	(46,242)	13,391	(38,897)	—	(71,748)
Foreign currency gains/(losses)	32	36	(2,309)	—	(2,241)
Other expense, net	(10,429)	380	4,364	—	(5,685)
Equity in net income/(loss) of unconsolidated subsidiaries	(814)	—	38,447	—	37,633
Earnings in investments in subsidiaries	157,943	—	—	(157,943)	—
Income/(loss) before taxes	48,417	98,093	86,079	(157,943)	74,646
Income taxes (benefit)	(13,355)	11,961	10,496	—	9,102
Net income attributable to noncontrolling interests	—	—	(3,772)	—	(3,772)
Net income/(loss) attributable to Darling	$61,772	$86,132	$71,811	$(157,943)	$61,772

Condensed Consolidating Statements of Operations
For the three months ended October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$122,670	$341,936	$437,905	$(48,749)	$853,762
Cost and expenses:
Cost of sales and operating expenses	92,188	282,218	345,664	(48,749)	671,321
Selling, general and administrative expenses	23,651	14,285	37,090	—	75,026
Acquisition and integration costs	764	—	516	—	1,280
Depreciation and amortization	8,074	24,409	34,844	—	67,327
Total costs and expenses	124,677	320,912	418,114	(48,749)	814,954
Operating income/(loss)	(2,007)	21,024	19,791	—	38,808

Interest expense	(15,339)	4,635	(14,124)	—	(24,828)
Foreign currency gains/(losses)	1	(561)	(1,901)	—	(2,461)
Other expense, net	(1,282)	1,488	798	—	1,004
Equity in net loss of unconsolidated subsidiaries	—	—	(12,021)	—	(12,021)
Earnings in investments in subsidiaries	(45,361)	—	—	45,361	—
Income/(loss) before taxes	(63,988)	26,586	(7,457)	45,361	502
Income taxes (benefit)	(54,901)	67,707	(4,947)	—	7,859
Net income attributable to noncontrolling interests	—	—	(1,730)	—	(1,730)
Net income/(loss) attributable to Darling	$(9,087)	$(41,121)	$(4,240)	$45,361	$(9,087)

Condensed Consolidating Statements of Operations
For the nine months ended October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$369,734	$1,045,673	$1,323,884	$(151,520)	$2,587,771
Cost and expenses:
Cost of sales and operating expenses	285,125	845,594	1,044,919	(151,520)	2,024,118
Selling, general and administrative expenses	91,905	42,322	111,724	—	245,951
Acquisition costs	3,340	—	4,467	—	7,807
Depreciation and amortization	24,228	71,841	103,901	—	199,970
Total costs and expenses	404,598	959,757	1,265,011	(151,520)	2,477,846
Operating income/(loss)	(34,864)	85,916	58,873	—	109,925

Interest expense	(45,568)	14,334	(50,988)	—	(82,222)
Foreign currency gains/(losses)	(8)	(958)	(2,333)	—	(3,299)
Other expense, net	(3,687)	1,117	1,866	—	(704)
Equity in net loss of unconsolidated subsidiaries	—	—	(9,657)	—	(9,657)
Earnings in investments in subsidiaries	(9,468)	—	—	9,468	—
Income/(loss) before taxes	(93,595)	100,409	(2,239)	9,468	14,043
Income taxes (benefit)	(87,697)	104,670	(2,334)	—	14,639
Net income attributable to noncontrolling interests	—	—	(5,302)	—	(5,302)
Net income/(loss) attributable to Darling	$(5,898)	$(4,261)	$(5,207)	$9,468	$(5,898)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$28,890	$29,914	$31,038	$(60,952)	$28,890
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(5,839)	—	(5,839)
Pension adjustments	659	—	68	—	727
Corn option derivative adjustments	734	—	—	—	734
Total other comprehensive income/(loss), net of tax	1,393	—	(5,771)	—	(4,378)
Total comprehensive income/(loss)	30,283	29,914	25,267	(60,952)	24,512
Total comprehensive income attributable to noncontrolling interest	—	—	(94)	—	(94)
Total comprehensive income/(loss) attributable to Darling	$30,283	$29,914	$25,361	$(60,952)	$24,606

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the nine months ended October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$65,544	$86,132	$71,811	$(157,943)	$65,544
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	—	—	43,684	—	43,684
Pension adjustments	1,975	(75)	204	—	2,104
Corn option derivative adjustments	1,255	—	—	—	1,255
Total other comprehensive income, net of tax	3,230	(75)	43,888	—	47,043
Total comprehensive income/(loss)	68,774	86,057	115,699	(157,943)	112,587
Total comprehensive income attributable to noncontrolling interest	—	—	1,211	—	1,211
Total comprehensive income/(loss) attributable to Darling	$68,774	$86,057	$114,488	$(157,943)	$111,376

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$(7,357)	$(41,121)	$(4,240)	$45,361	$(7,357)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(43,295)	—	(43,295)
Pension adjustments	730	—	50	—	780
Corn option derivative adjustments	1,861	—	—	—	1,861
Total other comprehensive income/(loss), net of tax	2,591	—	(43,245)	—	(40,654)
Total comprehensive income/(loss)	(4,766)	(41,121)	(47,485)	45,361	(48,011)
Total comprehensive income attributable to noncontrolling interest	—	—	39	—	39
Total comprehensive income/(loss) attributable to Darling	$(4,766)	$(41,121)	$(47,524)	$45,361	$(48,050)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the nine months ended October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$(596)	$(4,261)	$(5,207)	$9,468	$(596)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(129,167)	—	(129,167)
Pension adjustments	2,188	—	139	—	2,327
Corn option derivative adjustments	574	—	—	—	574
Total other comprehensive income, net of tax	2,762	—	(129,028)	—	(126,266)
Total comprehensive income/(loss)	2,166	(4,261)	(134,235)	9,468	(126,862)
Total comprehensive income attributable to noncontrolling interest	—	—	7,929	—	7,929
Total comprehensive income/(loss) attributable to Darling	$2,166	$(4,261)	$(142,164)	$9,468	$(134,791)

Condensed Consolidating Statements of Cash Flows
For the nine months ended October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$65,544	$86,132	$71,811	$(157,943)	$65,544
Earnings in investments in subsidiaries	(157,943)	—	—	157,943	—
Other operating cash flows	215,375	(74,110)	73,753	—	215,018
Net cash provided by operating activities	122,976	12,022	145,564	—	280,562

Cash flows from investing activities:
Capital expenditures	(33,431)	(68,145)	(66,648)	—	(168,224)
Acquisitions	—	—	(8,511)	—	(8,511)
Note receivable from affiliates	—	53,056	(53,056)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,375	816	1,301	—	4,492
Proceeds from insurance settlements	—	—	1,537	—	1,537
Net cash used in investing activities	(31,056)	(14,273)	(125,377)	—	(170,706)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	28,765	—	28,765
Payments on long-term debt	(87,411)	—	(40,953)	—	(128,364)
Borrowings from revolving facilities	83,000	—	—	—	83,000
Payments on revolving facilities	(83,000)	—	(10,028)	—	(93,028)
Issuances of common stock	143	—	—	—	143
Repurchase of treasury stock	(5,000)	—	—	—	(5,000)
Minimum withholding taxes paid on stock awards	(1,718)	—	(125)	—	(1,843)
Distributions to noncontrolling interests	—	—	(885)	—	(885)
Net cash used in financing activities	(93,986)	—	(23,226)	—	(117,212)

Effect of exchange rate changes on cash	—	—	(943)	—	(943)

Net increase/(decrease) in cash and cash equivalents	(2,066)	(2,251)	(3,982)	—	(8,299)
Cash and cash equivalents at beginning of year	3,443	3,993	149,448	—	156,884
Cash and cash equivalents at end of year	$1,377	$1,742	$145,466	$—	$148,585

Condensed Consolidating Statements of Cash Flows
For the nine months ended October 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$(596)	$(4,261)	$(5,207)	$9,468	$(596)
Earnings in investments in subsidiaries	9,468	—	—	(9,468)	—
Other operating cash flows	74,837	39,901	182,512	—	297,250
Net cash provided by operating activities	83,709	35,640	177,305	—	296,654

Cash flows from investing activities:
Capital expenditures	(28,830)	(70,947)	(62,487)	—	(162,264)
Investment in subsidiaries and affiliates	(20)	(29,541)	29,541	20	—
Note receivable from affiliates	—	51,019	(51,019)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	707	807	959	—	2,473
Proceeds from insurance settlements	71	490	—	—	561
Payments related to routes and other intangibles	—	—	(2,939)	—	(2,939)
Net cash used in investing activities	(28,072)	(48,172)	(85,945)	20	(162,169)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	586,199	—	586,199
Payments on long-term debt	(12,092)	(55)	(583,725)	—	(595,872)
Borrowings from revolving credit facility	25,000	—	53,244	—	78,244
Payments on revolving credit facility	(60,000)	—	(70,876)	—	(130,876)
Net cash overdraft financing	—	—	(1,261)	—	(1,261)
Deferred loan costs	(7,104)	—	(10,015)	—	(17,119)
Issuances of common stock	171	—	—	—	171
Repurchase of treasury stock	(5,912)	—	—	—	(5,912)
Contributions from parent	—	—	20	(20)	—
Minimum withholding taxes paid on stock awards	(4,838)	—	—	—	(4,838)
Distributions to noncontolling interests	—	—	(2,820)	—	(2,820)
Net cash used in financing activities	(64,775)	(55)	(29,234)	(20)	(94,084)

Effect of exchange rate changes on cash	—	—	(299)	—	(299)

Net increase/(decrease) in cash and cash equivalents	(9,138)	(12,587)	61,827	—	40,102
Cash and cash equivalents at beginning of year	10,447	14,460	83,877	—	108,784
Cash and cash equivalents at end of year	$1,309	$1,873	$145,704	$—	$148,886

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part II, Item 1A herein, under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on March 1, 2016 and in the Company's other public filings with the SEC.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America; (ii) the conversion of organic sludge and food waste into biogas in Europe; (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications; (iv) the processing of manure into natural bio-phosphate in Europe; and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 6 to the Company's Consolidated Financial Statement for the period ended October 1, 2016 included herein.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Business and Regulatory Developments

During the Winter and Spring of 2015, various H5 strains of Highly Pathogenic Avian Influenza (“Bird Flu”) were spread by migratory birds among commercial poultry flocks in the Midwestern U.S. and Ontario, Canada. No new cases of any H5 strain were reported after June 17, 2015, although a highly pathogenic strain of H7N8 was confirmed on January 15, 2016 in a commercial turkey flock in Indiana. Unlike the H5 strains previously reported, migratory birds are not believed to be responsible for this most recent outbreak. Instead, animal health officials believe a low pathogenic strain of H7N8 present in nearby flocks mutated to be highly pathogenic. This latest outbreak of Bird Flu was confined to a single flock; however, isolated cases of low-pathogenic strains have been reported on commercial farms and bird markets. As of the date of this report, no new cases of highly pathogenic strains have been reported. There have been no reports of humans contracting any of these H5 or H7 strains, nor have there been any reports that these Bird Flu strains can be spread from person to person. For a more detailed discussion of this and other factors that can impact the Company’s business and results of operations, see the Risk Factors discussion in Item 1A of Part II herein and Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

The FDA made revisions to regulations proposed on February 5, 2014, for the sanitary transportation of human and animal foods, and published a final rule on April 6, 2016 (“Final Transportation Rule”). Such rulemaking was required under the Sanitary Food Transportation Act of 2005 and the Food Safety Modernization Act of 2011 (“FSMA”). The Final Transportation Rule requires that sanitary transportation practices be used to transport human and animal foods to prevent such food from being adulterated during transport and applies to shippers, carriers by motor vehicle or rail vehicle, receivers and other persons engaged in the transportation of food. Although June 6, 2016 is the effective date for the Final Transportation Rule, the compliance date for businesses like the Company, which employ 500 or more employees is April 6, 2017. On June 16, 2016, the FDA published the third edition of a guidance document to clarify the 2013 rule requiring FDA to be given prior notice before importing articles of food, including food for animals. This latest guidance finalizes a draft guidance published in March 2014 and addresses notification procedures, addresses questions about which food articles are covered by the regulation, and clarifies jurisdictional issues with other federal agencies. On July 14, 2016, the FDA published a final rule amending regulations requiring food facilities to be registered with the FDA (“Final Registration Rule”). FDA authority to make such changes in facility registrations, which were first published as a proposed rule in April 2015, comes from FSMA, which added new provisions to the food facility registration requirements established by the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. The Final Registration Rule, which became effective on September 12, 2016, requires additional contact information for the owner, operator or agent-in-charge; codified requirements that facility registrations be renewed between October 1 and December 31 of even-numbered years; provides assurances that FDA will be permitted to inspect registered facilities at the times and manner permitted under the Food, Drug and Cosmetic Act; requires all registrations be made electronically by 2020; and requires FDA to issue an Unique Facility Identifier that facilities will use when renewing registrations in 2020. The Company has followed development of the Final Transportation Rule, prior notice for imports and Final Registration Rule throughout their legislative and rulemaking histories and believes that the Company has in place the procedures and documentation necessary to be in compliance with these rules. On August 24, 2016, the FDA published a draft guidance document which, once finalized, could clarify the FDA’s intentions as the agency begins enforcing the Hazard Analysis and Risk Based Preventive Controls (“HARPC”) regulations required under FSMA that became effective on September 19, 2016. The HARPC draft guidance is for public comment only and is open for comment until February 21, 2017. On August 25, 2016, the FDA published two draft guidance documents, (1) Current Good Manufacturing Practice Requirements (“CGMP”) and (2) procedures for handling human food products that are to be diverted for use in animal food, to assist facilities in complying with FSMA regulations that became effective for animal food producing facilities on September 19, 2016. These two animal food guidance documents are open for comment until November 23, 2016. On October 31, 2016, the FDA published a fourth draft guidance document to explain how a facility is expected to disclose the presence of certain hazards that would require control under the FSMA regulations but were not controlled by that facility (“Hazard Disclosure”). The disclosure that such a hazard was not controlled would be made in documents accompanying the human food, animal food or imported foods. The Hazard Disclosure draft guidance is for public comment only and the comment period closes on May 1, 2017. The Company has followed regulations enacted under FSMA throughout the rulemaking process and has implemented procedures, including HARPC and CGMPs that it believes will be necessary to be in compliance with the new regulations for animal food and human food. Notwithstanding the foregoing, unforeseen issues and requirements may arise as FDA begins enforcement of these new rules and procedures which may affect our operations. For a more detailed discussion of these and other regulations issued by FDA under FSMA that may impact the Company’s business and results of operations, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

The Animal and Plant Health Inspection Service (“APHIS”) announced its intent to remove BSE-related import restrictions on sheep, goats and other small ruminant animals by publishing a proposed rule on July 18, 2016 (“Small Ruminant Rule”). Removal of these BSE-related restrictions addresses inconsistencies in import regulations that have existed since APHIS amended import regulations for cattle, bison and other large ruminants and their products in 2013. As a result of these inconsistencies, processed animal proteins, other than proteins derived from cattle and other ruminant animals, have been allowed to be imported from Canada into the U.S., but not used cooking oil or fats from mixed species, because Canadian authorities could not verify these fats to be free of materials from sheep, goats and other small ruminant animals. The Small Ruminant Rule proposes to allow imports of live sheep and goats as well as by-products derived from sheep and goats, except for processed animal proteins that have been derived from sheep and goats. Imports of these processed animal proteins will continue to be prohibited because APHIS believes they may become contaminated with bovine materials and present a BSE risk. The comment period for the Small Ruminant Rule closed on September 16, 2016. The Company believes that once finalized, the Small Ruminant Rule will allow fats and oils that were previously denied entry, such as used cooking oil and mixed specie fats, to be imported into the U.S. from Canada. Any rule that either prohibits or allows the importation of animal derived products can potentially affect access to our raw materials and distribution of our finished products. Management will continue to monitor the Small Ruminant Rule as it moves through the rulemaking process.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended January 2, 2016.

The Company’s Feed Ingredients segment animal by-products, bakery residuals, used cooking oil recovery, and blood operations are each influenced by prices for agricultural-based alternative ingredients such as corn, soybean oil, soybean meal, and palm oil. In these operations, the costs of the Company's raw materials change with, or in certain cases are indexed to, the selling price or the anticipated selling price of the finished goods produced from the acquired raw materials and/or in some cases, the price spread between various types of finished products. The Company believes that this methodology of procuring raw materials generally establishes a relatively stable gross margin upon the acquisition of the raw material. Although the costs of raw materials for the Feed Ingredients segment are generally based upon actual or anticipated finished goods selling prices, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and often times, material impact on the Company’s gross margin and profitability resulting from the brief lapse of time between the procurement of the raw materials and the sale of the finished goods. In addition, the amount of raw material volume acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on the gross margin reported, as the Company has a substantial amount of fixed operating costs.

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

The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency translation, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company forward-looking financial or operational estimates are not provided.

Results of Operations

Three Months Ended October 1, 2016 Compared to Three Months Ended October 3, 2015

Net income attributable to Darling for the three months ended October 1, 2016, was $28.7 million, or $0.17 per diluted share, as compared to a net loss of $(9.1) million, or $(0.06) per diluted share, in the three months ended October 3, 2015. The results for the three months ended October 1, 2016 and October 3, 2015, respectively include the following after-tax costs:

Fiscal 2016

•	No material items for three months ended October 1, 2016 were noted.

Fiscal 2015

•
$1.3 million or $0.4 million, net of tax ($0.00 per diluted share) associated with the integration of VION Ingredients and Rothsay and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 for VION Ingredients.

When excluding the impact of the above listed items, net income and diluted earnings per common share would have been $28.7 million and $0.17 per diluted share, respectively, for the three months ended October 1, 2016, as compared to $(8.7) million and $(0.06) per share, respectively, for the three months ended October 3, 2015. When comparing the three months ended October 1, 2016 to the three months ended October 3, 2015, net income increased $37.4 million. The increase is primarily attributable to higher earnings from DGD due to the inclusion of the blenders tax credit which was not available as of October 3, 2015, higher Renewable Identification Number (“RIN”) values, and an income tax benefit.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. Adjusted EBITDA is not intended to be a presentation in accordance with GAAP and is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance. Since EBITDA (generally, net income plus interest expenses, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiary.  Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at October 1, 2016.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange impact on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Third Quarter 2016 As Compared to Third Quarter 2015

	Three Months Ended
(dollars in thousands)	October 1, 2016	October 3, 2015
Net income/(loss) attributable to Darling	$28,694	$(9,087)
Depreciation and amortization	70,653	67,327
Interest expense	23,867	24,828
Income tax expense/(benefit)	(744)	7,859
Foreign currency loss/(gain)	(354)	2,461
Other expense/(income), net	2,007	(1,004)
Equity in net (income)/loss of unconsolidated subsidiaries	(18,138)	12,021
Net income attributable to non-controlling interests	196	1,730
Adjusted EBITDA	$106,181	$106,135

Acquisition and integration-related expenses	—	1,280
Pro forma Adjusted EBITDA (Non-GAAP)	$106,181	$107,415

Foreign currency exchange impact (1)	(90)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$106,091	$107,415

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$22,543	$(8,309)

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended October 3, 2015 of €1.00:USD$1.11 and CAD$1.00:USD$0.76 as compared to the average rate for the three months ended October 1, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.77, respectively.

For the three months ended October 1, 2016, the Company generated Adjusted EBITDA of $106.2 million, as compared to $106.1 million in the same period in fiscal 2015.

On a Pro forma Adjusted EBITDA basis, the Company would have generated $106.2 million in the three months ended October 1, 2016, as compared to a Pro forma Adjusted EBITDA of $107.4 million in the same period in fiscal 2015.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 6 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Third Quarter 2016 As Compared on a Sequential Basis to Second Quarter 2016

	Three Months Ended
(dollars in thousands)	October 1, 2016	July 2, 2016
Net income/(loss) attributable to Darling	$28,694	$31,999
Depreciation and amortization	70,653	69,531
Interest expense	23,867	23,980
Income tax expense/(benefit)	(744)	7,983
Foreign currency loss/(gain)	(354)	(8)
Other expense/(income), net	2,007	2,373
Equity in net (income)/loss of unconsolidated subsidiaries	(18,138)	(13,852)
Net income attributable to non-controlling interests	196	1,992
Adjusted EBITDA	$106,181	$123,998

Acquisition and integration-related expenses	—	70
Pro forma Adjusted EBITDA (Non-GAAP)	$106,181	$124,068

Foreign currency exchange impact (1)	688	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$106,869	$124,068

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$22,543	$18,331

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended July 2, 2016 of €1.00:USD$1.13 and CAD$1.00:USD$0.78 as compared to the average rate for the three months ended October 1, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.77, respectively.

On a sequential basis, for the three months ended October 1, 2016, the Company generated Adjusted EBITDA of $106.2 million, as compared to $124.0 million for the three months ended July 2, 2016, a decrease of $17.8 million. The decrease is primarily attributable to lower finished product prices in both the Food and Feed Ingredients segments. Lower finished product prices for fats and used cooking oil in the Feed Ingredients segment more than offset higher sales volumes which contributed to the decrease in Adjusted EBITDA.

On a Pro forma Adjusted EBITDA basis, the Company would have generated $106.2 million in the three months ended October 1, 2016, as compared to a Pro forma Adjusted EBITDA of $124.1 million in the three months ended July 2, 2016, a decrease of $17.9 million. The decrease is primarily attributable to lower finished product prices in both the Food and Feed Ingredients segments. Lower finished product prices for fats and used cooking oil in the Feed Ingredients segment more than offset higher sales volumes which contributed to the decrease in Adjusted EBITDA.

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

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feather meal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of branded and value-added products, which are products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks. In Europe, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2016, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2016, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2015 are as follows:

	Avg. Price 3rd Quarter 2016	Avg. Price 3rd Quarter 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 325.56/ton	$ 354.91/ton	$ (29.35)/ton	(8.3)%
Feed Grade PM (Mid-South)	$ 364.37/ton	$ 391.55/ton	$ (27.18)/ton	(6.9)%
Pet Food PM (Mid-South)	$ 593.47/ton	$ 532.45/ton	$ 61.02/ton	11.5%
Feather meal (Mid-South)	$ 432.57/ton	$ 499.12/ton	$ (66.55)/ton	(13.3)%
BFT (Chicago)	$ 28.59/cwt	$ 29.42/cwt	$ (0.83)/cwt	(2.8)%
YG (Illinois)	$ 24.01/cwt	$ 21.48/cwt	$ 2.53/cwt	11.8%
Corn (Illinois)	$ 3.42/bushel	$ 3.91/bushel	$ (0.49)/bushel	(12.5)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 705.00/MT	$ 558.00/MT	$ 147.00/MT	26.3%
Soy meal (CIF Rotterdam)	$ 403.00/MT	$ 380.00/MT	$ 23.00/MT	6.1%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2016, compared to the average Jacobsen and Reuters prices for the second quarter of fiscal 2016.

	Avg. Price 3rd Quarter 2016	Avg. Price 2nd Quarter 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 325.56/ton	$ 328.26/ton	$ (2.70)/ton	(0.8)%
Feed Grade PM (Mid-South)	$ 364.37/ton	$ 305.58/ton	$ 58.79/ton	19.2%
Pet Food PM (Mid-South)	$ 593.47/ton	$ 557.81/ton	$ 35.66/ton	6.4%
Feather meal (Mid-South)	$ 432.57/ton	$ 358.91/ton	$ 73.66/ton	20.5%
BFT (Chicago)	$ 28.59/cwt	$ 32.57/cwt	$ (3.98)/cwt	(12.2)%
YG (Illinois)	$ 24.01/cwt	$ 26.77/cwt	$ (2.76)/cwt	(10.3)%
Corn (Illinois)	$ 3.42/bushel	$ 3.99/bushel	$ (0.57)/bushel	(14.3)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 705.00/MT	$ 702.00/MT	$ 3.00/MT	0.4%
Soy meal (CIF Rotterdam)	$ 403.00/MT	$ 409.00/MT	$ (6.00)/MT	(1.5)%

During the three months ended October 1, 2016 net sales for the Feed Ingredients segment were $531.4 million as compared to $525.2 million during the three months ended October 3, 2015, an increase of approximately $6.2 million. Net sales for fats were approximately $145.3 million and $136.1 million for the three months ended October 1, 2016 and October 3, 2015. Protein net sales were approximately $205.4 million and $210.1 million for the three months ended October 1, 2016 and October 3, 2015, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $63.0 million and $60.3 million for the three months ended October 1, 2016 and October 3, 2015. Total rendering net sales were approximately $413.7 million and $406.5 million for the three months ended October 1, 2016 and October 3, 2015. Used cooking oil net sales were approximately $41.4 million and $39.7 million for the three months ended October 1, 2016 and October 3, 2015. Bakery net sales were approximately $53.8 million and $56.0 million for the three months ended October 1, 2016 and October 3, 2015, and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $22.5 million and $23.0 million for the three months ended October 1, 2016 and October 3, 2015.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended October 3, 2015	$136.1	$210.1	$60.3	$406.5	$39.7	$56.0	$23.0	$525.2
Increase/(decrease) in sales volumes	10.8	26.1	—	36.9	(0.9)	3.8	—	39.8
Increase/(decrease) in finished product prices	(1.7)	(31.2)	—	(32.9)	2.6	(6.0)	—	(36.3)
Increase/(decrease) due to currency exchange rates	0.1	0.4	0.2	0.7	—	—	—	0.7
Other change	—	—	2.5	2.5	—	—	(0.5)	2.0
Total change	9.2	(4.7)	2.7	7.2	1.7	(2.2)	(0.5)	6.2
Net sales three months ended October 1, 2016	$145.3	$205.4	$63.0	$413.7	$41.4	$53.8	$22.5	$531.4

Segment Operating Income

Segment operating income for the three months ended October 1, 2016 was $35.5 million, which reflects a decrease of $3.3 million as compared to the three months ended October 3, 2015. Adjusting the three months ended October 3, 2015 for the net change between the acquisition and integration costs in the three months ended October 1, 2016 as compared to the three months ended October 3, 2015, operating income would have been $40.1 million in the three months ended October 3, 2015.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 1, 2016
Net Sales	$531,413	$261,997	$60,446	$—	$853,856
Cost of sales and operating expenses	413,602	211,318	46,247	—	671,167
Gross Margin	117,811	50,679	14,199	—	182,689

Gross Margin %	22.2%	19.3%	23.5%	—%	21.4%

Selling, general and administrative expense	38,943	25,352	1,332	10,881	76,508
Acquisition and integration costs	—	—	—	—	—
Depreciation and amortization	43,614	17,383	6,896	2,760	70,653
Segment operating income/(loss)	35,254	7,944	5,971	(13,641)	35,528

Equity in net income of unconsolidated subsidiaries	(36)	—	18,174	—	18,138
Segment income/(loss)	35,218	7,944	24,145	(13,641)	53,666

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 3, 2015
Net Sales	$525,213	$269,230	$59,319	$—	$853,762
Cost of sales and operating expenses	409,030	214,406	47,885	—	671,321
Gross Margin	116,183	54,824	11,434	—	182,441

Gross Margin %	22.1%	20.4%	19.3%	—%	21.4%

Selling, general and administrative expense	39,718	26,118	4,459	4,731	75,026
Acquisition and integration costs	—	—	—	1,280	1,280
Depreciation and amortization	40,846	17,144	6,729	2,608	67,327
Segment operating income/(loss)	35,619	11,562	246	(8,619)	38,808

Equity in net income of unconsolidated subsidiaries	309	—	(12,330)	—	(12,021)
Segment income/(loss)	35,928	11,562	(12,084)	(8,619)	26,787

Feed Ingredients operating income for the three months ended October 1, 2016 was $35.3 million, a decrease of $0.3 million as compared to the three months ended October 3, 2015. Earnings for the Feed Ingredients segment were lower due to an increase in depreciation and amortization as a result of new plants in the U.S. and lower finished product prices that more than offset higher production volumes due to higher raw material supply and lower selling, general and administrative expense.

Food Ingredients operating income was $7.9 million for the three months ended October 1, 2016, a decrease of $3.7 million as compared to the three months ended October 3, 2015. Selling, general and administrative expense in the Food Ingredients segment was reduced due to gains in currency hedges. The Company's casing business improved compared to the same period in the prior year, primarily due to the re-opening of the Chinese border which was temporarily closed in 2015 to the import of meat by-products which heavily impacted the segment. European edible fats performance declined over the prior year due to lower volumes and sales prices. The gelatin business earnings were down as compared to the prior year due to an inventory value adjustment in China of $3.5 million as a result of the decrease in demand for low bloom gelatin. The gelatin business was also impacted by lower production volumes in three of the Company's gelatin facilities.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the three months ended October 1, 2016 was $6.0 million, an increase of $5.8 million as compared to the three months ended October 3, 2015. The increase in earnings is primarily due to the fact that during the three months ended October 1, 2016 the Canadian biodiesel plant was operating for the full period while in the comparable period in 2015 production was limited. The increase was also attributable to improved Ecoson and Rendac volumes and operating performance and by a decrease in selling, general and administrative expense due to subsidies received from the Netherlands government that is recorded as a credit to selling, general and administrative expense. Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended

October 1, 2016 was $24.1 million, as compared to segment loss of $12.1 million in the same period of 2015. The increase of $36.2 million is primarily related to an increase in the income of the DGD Joint Venture due to inclusion of the blenders' tax credits in the third quarter of 2016, an increase in petroleum prices and higher RIN values.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the three months ended October 1, 2016, the raw material processed by the Company totaled 2.52 million metric tons. Of this amount, 1.97 million metric tons was in the Feed Ingredients segment, 260,000 metric tons was in the Food Ingredients segment, and 290,000 metric tons was in the Fuel Ingredients segment. Globally, on a sequential quarter basis, raw material processed volumes were down by approximately 1.0%, which consisted of a 0.2% decrease in the Feed Ingredients segment, a 5.4% decrease in the Food Ingredients segment, and a 2.1% decrease in the Fuel Ingredients segment.

In the three months ended October 3, 2015, the raw material processed by the Company totaled 2.39 million metric tons. Of this amount, 1.86 million metric tons was in the Feed Ingredients segment, 257,000 metric tons was in the Food Ingredients segment, and 273,000 metric tons was in the Fuel Ingredients segment.

As compared to the three months ended October 3, 2015 overall raw material volumes processed were up approximately 5.2%, which consisted of a 5.7% increase in the Feed Ingredients segment, a 1.0% increase in the Food Ingredients segment and a 5.5% increase in the Fuel Ingredients segment. The total raw materials processed, including that for the Fuel Ingredients segment, excludes raw material processed by the DGD Joint Venture.

Gross Margin Percentages

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 1, 2016
Gross Margin %	22.2%	19.3%	23.5%	—%	21.4%

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 3, 2015
Gross Margin %	22.1%	20.4%	19.3%	—%	21.4%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the three months ended October 1, 2016, the gross margin percentage was 21.4% as compared to 21.4% in the same period of fiscal 2015. When considering the foreign exchange impact, there was no impact on the adjusted gross margins for the three months ended October 1, 2016.

In the Feed Ingredients segment for the three months ended October 1, 2016, the gross margin percentage increased to 22.2% as compared to 22.1% for the same period of fiscal 2015. Considering foreign exchange impact the Feed Ingredients segment gross margins for the three months ended October 1, 2016 were unchanged as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Food Ingredients segment for the three months ended October 1, 2016, the gross margin percentage decreased to 19.3% as compared to 20.4% during the comparable period of fiscal 2015. The decrease is primarily due to decreased earnings in the Company's European edible fats unit due to lower volumes and sales prices and lower earnings in the gelatin business primarily due to production volume and price decreases in China. These declines more than offset improvements in the casing business which improved primarily due to the re-opening of the Chinese border which was temporarily closed in 2015 to the import of meat by-products which heavily impacted the segment. Considering foreign exchange impact the Food Ingredients segment gross margins for the three months ended October 1, 2016 were 5.4% lower as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended October 1, 2016, the gross margin percentage increased to 23.5% as compared to 19.3% for the comparable period of fiscal 2015. This increase is primarily driven by the inclusion of the blenders' tax credits in the third quarter of 2016, higher RIN values, the return to full production of the Canadian biodiesel plant, and improved European Rendac and Ecoson results. Considering foreign exchange impact the Fuel Ingredients segment gross margins for the three months ended October 1, 2016 were 22.8% higher as compared to the adjusted margins for the comparable period of fiscal 2015.

Foreign Currency

During the third quarter of fiscal 2016, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2015. Using actual results for three months ended October 1, 2016 and using the prior year's average currency rate for the three months ended October 3, 2015, this foreign currency translation would result in a decrease in operating income of approximately $0.1 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended October 3, 2015 of €1.00:USD$1.11 and CAD$1.00:USD$0.76 as compared to the average rate for the three months ended October 1, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.77, respectively.

On a sequential period basis, the actual results for the three months ended October 1, 2016 were higher by approximately $0.7 million. This impact is mainly due to a drop in the U.S dollar as compared to the euro and Canadian dollar. The average rates assumptions used in this calculation on a sequential basis were the actual fiscal average rate for the three months ended July 2, 2016 of €1.00:USD$1.13 and CAD$1.00:USD$0.78 as compared to the average rate for the three months ended October 1, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.9 million during the three months ended October 1, 2016, compared to $4.7 million during the three months ended October 3, 2015, an increase of $6.2 million. The increase is primarily due to an increase in corporate related benefits as compared to the three months ended October 3, 2015 and a prior year offsetting gain of $4.2 million recorded for a reduction of a liability for unclaimed property that offset selling, general and administrative expenses.

Acquisition and Integration Costs.  There were no acquisition and integration costs during the three months ended October 1, 2016, as compared to $1.3 million in the three months ended October 3, 2015. The decrease is primarily due to there being no enterprise resource planning (“ERP”) costs for integration of the Company's Canadian subsidiary which was completed in fiscal 2016 prior to the three months ended October 1, 2016 and no integration of operations and systems and implementation of Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition in fiscal 2016 as compared to the same period of fiscal 2015.

Depreciation and Amortization.  Depreciation and amortization charges increased $0.2 million to $2.8 million during the three months ended October 1, 2016, as compared to $2.6 million during the three months ended October 3, 2015.  The increase in depreciation and amortization is primarily due to the Company's ERP system depreciation.

Interest Expense. Interest expense was $23.9 million during the three months ended October 1, 2016, compared to $24.8 million during the three months ended October 3, 2015, a decrease of $0.9 million. The decrease is primarily due to a reduction in borrowings under the Company's revolving credit line and lower outstanding balances under the Company's term loan A and term loan B debt.

Foreign Currency Gains/(Losses).  Foreign currency gains were $0.4 million during the three months ended October 1, 2016, as compared to foreign currency losses of approximately $2.5 million for the three months ended October 3, 2015. The decrease in currency losses is primarily due to offsetting gains on non-designated foreign exchange hedge contracts related to the Company's intercompany notes as compared to losses on the same type of transactions in 2015.

Other Income/Expense. Other expense was $2.0 million in the three months ended October 1, 2016, compared to other income of $1.0 million in the three months ended October 3, 2015.  The increase in other expense in the three months ended October 1, 2016 as compared to the same period in fiscal 2015 is primarily due to (i) an increase in expense related to the ineffective portion of the Company's product hedges, (ii) an increase in bank service charges, (iii) the reduction of interest income and restoration costs incurred in the Netherlands and Brazil in the third quarter of fiscal 2016 related to fire and casualty losses that occurred in late December 2015.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's portion of the income of the DGD Joint Venture for the three months ended October 1, 2016. The net income in the three months ended October 1, 2016 was $18.1 million compared to a net loss of $12.0 million in the three months ended October 3, 2015. The $30.1 million increase is primarily due to blenders tax credits recorded at the DGD Joint Venture in the third quarter of fiscal 2016, higher RIN values, and higher fuel prices as compared to no blenders tax credits and lower fuel prices in the same period of fiscal 2015.

Income Taxes. The Company recorded income tax benefit of $0.7 million for the three months ended October 1, 2016, compared to $7.9 million of income tax expense recorded in the three months ended October 3, 2015, a decrease of $8.6 million. The decrease in tax expense is primarily due to the biofuel tax incentive and Subpart F income. The biofuel tax incentive and the look through rule related to Subpart F income were not enacted tax law during the third quarter of fiscal year 2015.

The quarterly income tax expense is based on the Company’s estimate of its expected tax rate for the full year and any discrete items recognized during the period. The quarterly income tax expense for the three months ended October 1, 2016 and October 3, 2015 is calculated as the difference in the income tax provision for the nine months ended October 1, 2016 and October 3, 2015 and the income tax provision for the six months ended July 2, 2016 and July 4, 2015, respectively.

The effective tax rate for the three months ended October 1, 2016 is (2.6)%. The effective tax rate for the three months ended October 1, 2016 differs from the statutory rate of 35% due primarily to the biofuel tax incentive, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income and losses that provided no tax benefit. In addition, the effective tax rate for the three months ended October 1, 2016 is impacted due to changes in the relative proportion of pre-tax income and losses by jurisdiction used in determining the Company’s estimated annual effective tax rate for the 2016 fiscal year.

The effective tax rate for the three months ended October 3, 2015 was 1,565.5%. The effective tax rate for the three months ended October 3, 2015 differed from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, non-deductible expenses and discrete items. Also, the effective income tax rate was negatively impacted by changes in losses that provided no tax benefit. The Company also wrote-down $1.8 million of tax assets in a foreign jurisdiction based upon uncertainty as to their ability to be realized. The impact of changes in the annual estimated tax rate and discrete items do not have a direct relationship with the almost break-even pre-tax earnings for the three months ended October 3, 2015.

Results of Operations

Nine Months Ended October 1, 2016 Compared to Nine Months Ended October 3, 2015

Net income attributable to Darling for the nine months ended October 1, 2016, was $61.8 million, or $0.37 per diluted share, as compared to a net loss of $(5.9) million, or $(0.04) per diluted share, in the nine months ended October 3, 2015. The results for the nine months ended October 1, 2016 and October 3, 2015, respectively include the following after-tax costs:

Fiscal 2016

•
$0.4 million or $0.3 million net of tax ($0.00 per diluted share) associated with ERP integration at the Company's Canadian subsidiary. The integration is complete and further expenditures are not anticipated.

Fiscal 2015

•
$7.8 million or $2.7 million net of tax ($0.02 per diluted share) associated with the integration of VION Ingredients and Rothsay related to a staff reduction in Angoulême, France and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 during the first nine months of fiscal 2015.

•
$10.6 million or $3.6 million net of tax ($0.02 per diluted share) related to the write-off of deferred loan costs associated with the retirement of the Company's European portion of its term loan B note on June 3, 2015.

When excluding the impact of the above listed items, net income and diluted earnings per common share would have been $62.1 million and $0.37, respectively, for the first nine months ended October 1, 2016, as compared to $0.4 million and $0.00, respectively, for the first nine months ended October 3, 2015. When comparing the first nine months ended October

1, 2016 to the first nine months ended October 3, 2015, this adjustment would have resulted in a $61.7 million increase in net income. The increase is primarily attributable to increased margins and production in both the Food and Fuel Ingredients segments, higher raw material volumes in the Feed Ingredients segment and lower selling, general and administrative expense.

Non-U.S. GAAP Measures

For a discussion of the reasons why the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended October 1, 2016 Compared to Three Months Ended October 3, 2015 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Nine Months of Fiscal 2016 As Compared to First Nine Months of Fiscal 2015

	Nine Months Ended
(dollars in thousands)	October 1, 2016	October 3, 2015
Net income/(loss) attributable to Darling	$61,772	$(5,898)
Depreciation and amortization	212,440	199,970
Interest expense	71,748	82,222
Income tax expense/(benefit)	9,102	14,639
Foreign currency loss/(gain)	2,241	3,299
Other expense/(income), net	5,685	704
Equity in net (income)/loss of unconsolidated subsidiaries	(37,633)	9,657
Net income attributable to non-controlling interests	3,772	5,302
Adjusted EBITDA	$329,127	$309,895

Acquisition and integration-related expenses	401	7,807
Pro forma Adjusted EBITDA (Non-GAAP)	$329,528	$317,702

Foreign currency exchange impact (1)	1,427	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$330,955	$317,702

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$50,503	$1,946

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the first nine months ended October 3, 2015 of €1.00:USD$1.11 and CAD$1.00:USD$0.79 as compared to the average rate for the first nine months ended October 1, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.76, respectively.

For the nine months ended October 1, 2016, the Company generated Adjusted EBITDA of $329.1 million, as compared to $309.9 million in the same period in fiscal 2015. The increase is attributable to higher raw material volumes in the Feed Ingredients segment that more than offset lower finished product prices in the Food and Feed Ingredients segments. Additionally, lower selling, general and administrative expense due to cost reductions and offsetting gains in currency hedges primarily in the Food Ingredients segment also contributed to the increase.

On a Pro forma Adjusted EBITDA basis, the Company would have generated $329.5 million in the first nine months ended October 1, 2016, as compared to a Pro forma Adjusted EBITDA of $317.7 million in the same period in fiscal 2015. The increase in the Pro forma Adjusted EBITDA is attributable to higher raw material volumes in the Feed Ingredients segment that more than offset lower finished product prices in the Food and Feed Ingredients segments. Additionally, lower selling, general and administrative expense due to cost reductions and offsetting gains in currency hedges primarily in the Food Ingredients segment also contributed to the increase.

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

Finished Product Commodity Prices

 Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2016, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2015 follow:

	Avg. Price First Nine Months 2016	Avg. Price First Nine Months 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 291.60/ton	$ 362.97/ton	$ (71.37)/ton	(19.7)%
Feed Grade PM (Mid-South)	$ 306.35/ton	$ 427.83/ton	$ (121.48)/ton	(28.4)%
Pet Food PM (Mid-South)	$ 552.53/ton	$ 569.69/ton	$ (17.16)/ton	(3.0)%
Feather meal (Mid-South)	$ 356.23/ton	$ 507.34/ton	$ (151.11)/ton	(29.8)%
BFT (Chicago)	$ 29.41/cwt	$ 29.42/cwt	$ (0.01)/cwt	—%
YG (Illinois)	$ 24.01/cwt	$ 23.10/cwt	$ 0.91/cwt	3.9%
Corn (Illinois)	$ 3.74/bushel	$ 3.87/bushel	$ (0.13)/bushel	(3.4)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 680.00/MT	$ 621.00/MT	$ 59.00/MT	9.5%
Soy meal (CIF Rotterdam)	$ 380.00/MT	$ 404.00/MT	$ (24.00)/MT	(5.9)%

During the first nine months ended October 1, 2016 net sales for the Feed Ingredients segment were $1,550.5 million as compared to $1,602.1 million during the first nine months ended October 3, 2015, a decrease of approximately $51.6 million. Net sales for fats were approximately $423.5 million and $422.7 million for the first nine months ended October 1, 2016 and October 3, 2015. Protein net sales were approximately $576.5 million and $640.0 million for the first nine months ended October 1, 2016 and October 3, 2015, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $200.0 million and $188.1 million for the first nine months ended October 1, 2016 and October 3, 2015. Total rendering net sales were approximately $1,200.0 million and $1,250.8 million for the first nine months ended October 1, 2016 and October 3, 2015. Used cooking oil net sales were approximately $117.4 million and $118.9 million for the first nine months ended October 1, 2016 and October 3, 2015. Bakery net sales were approximately $164.7 million and $164.1 million for the first nine months ended October 1, 2016 and October 3, 2015, and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $68.4 million and $68.3 million for the first nine months ended October 1, 2016 and October 3, 2015.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales first nine months ended October 3, 2015	$422.7	$640.0	$188.1	$1,250.8	$118.9	$164.1	$68.3	$1,602.1
Increase/(decrease) in sales volumes	23.3	60.7	—	84.0	0.5	6.5	—	91.0
Increase/(decrease) in finished product prices	(21.0)	(122.7)	—	(143.7)	(1.8)	(5.9)	—	(151.4)
Increase/(decrease) due to currency exchange rates	(1.5)	(1.5)	(0.1)	(3.1)	(0.2)	—	—	(3.3)
Other change	—	—	12.0	12.0	—	—	0.1	12.1
Total change	0.8	(63.5)	11.9	(50.8)	(1.5)	0.6	0.1	(51.6)
Net sales first nine months ended October 1, 2016	$423.5	$576.5	$200.0	$1,200.0	$117.4	$164.7	$68.4	$1,550.5

Segment Operating Income

Segment operating income for the first nine months ended October 1, 2016 was $116.7 million, which reflects an increase of $6.8 million as compared to the first nine months ended October 3, 2015. Adjusting the first nine months ended October 3, 2015 for the net change between the acquisition and integration costs in the first nine months ended October 1, 2016 as compared to the first nine months ended October 3, 2015, operating income would have been $117.3 million in the first nine months ended October 3, 2015.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 1, 2016
Net Sales	$1,550,539	$782,014	$178,285	$—	$2,510,838
Cost of sales and operating expenses	1,202,404	611,151	133,620	—	1,947,175
Gross Margin	348,135	170,863	44,665	—	563,663

Gross Margin %	22.5%	21.8%	25.1%	—%	22.4%

Selling, general and administrative expense	127,513	69,566	4,986	32,070	234,135
Acquisition and integration costs	—	—	—	401	401
Depreciation and amortization	130,110	51,823	20,999	9,508	212,440
Segment operating income/(loss)	90,512	49,474	18,680	(41,979)	116,687

Equity in net income of unconsolidated subsidiaries	290	—	37,343	—	37,633
Segment income/(loss)	90,802	49,474	56,023	(41,979)	154,320

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 3, 2015
Net Sales	$1,602,141	$822,741	$162,889	$—	$2,587,771
Cost of sales and operating expenses	1,237,936	654,233	131,949	—	2,024,118
Gross Margin	364,205	168,508	30,940	—	563,653

Gross Margin %	22.7%	20.5%	19.0%	—%	21.8%

Selling, general and administrative expense	136,397	79,461	6,204	23,889	245,951
Acquisition and integration costs	—	—	—	7,807	7,807
Depreciation and amortization	121,386	51,126	19,959	7,499	199,970
Segment operating income/(loss)	106,422	37,921	4,777	(39,195)	109,925

Equity in net income of unconsolidated subsidiaries	1,128	—	(10,785)	—	(9,657)
Segment income/(loss)	107,550	37,921	(6,008)	(39,195)	100,268

Feed Ingredients operating income for the first nine months ended October 1, 2016 was $90.5 million, a decrease of $15.9 million as compared to the first nine months ended October 3, 2015. Earnings for the Feed Ingredients segment were lower due to the significant decline in protein finished product prices resulting from near record grain production in fiscal year 2015 and 2016. Higher depreciation and amortization in fiscal 2016 due to placing new plants into production were offset by reduced selling, general and administrative expense.

Food Ingredients operating income was $49.5 million for the first nine months ended October 1, 2016, an increase of $11.6 million as compared to the first nine months ended October 3, 2015. The gelatin business earnings improved compared to the prior year primarily due to strong profitability in the Company's North American, South American, and European operations. European edible fats performance normalized over the prior year due to stable sales prices. The Company's casing business improved as compared to the same period in the prior year, due primarily to higher sale volumes. Selling, general and administrative expense was reduced by $9.9 million which included significant gains on currency hedges.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for the first nine months ended October 1, 2016 was $18.7 million, an increase of $13.9 million as compared to the first nine months ended October 3, 2015. The increase in earnings is due to improved Ecoson and Rendac volumes and operating performance, improved productivity and margins at the Canadian biodiesel plant, the inclusion of the blenders' tax credit, and higher RIN values in 2016 as compared to the same period in fiscal 2015. The increase in earnings was also attributable to lower selling, general and administrative expense due to subsidies received from the Netherlands government that is recorded as a credit to selling, general and administrative expense. Including the DGD Joint Venture, the Fuel Ingredients segment income for the first nine months ended October 1, 2016 was $56.0 million, as compared to segment loss of $6.0 million in the same period of 2015. The increase of $62.0 million is primarily related to an increase in the income of the DGD Joint Venture due to inclusion of the blenders' tax credits and higher RIN values in the first nine months of 2016 that more than offset a decrease in petroleum prices.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in the first nine months ended October 1, 2016, the raw material processed by the Company totaled 7.58 million metric tons. Of this amount, 5.91 million metric tons was in the Feed Ingredients segment, 809,000 metric tons was in the Food Ingredients segment, and 865,000 metric tons was in the Fuel Ingredients segment.

In the first nine months ended October 3, 2015, the raw material processed by the Company totaled 7.23 million metric tons. Of this amount, 5.56 million metric tons was in the Feed Ingredients segment, 805,000 metric tons was in the Food Ingredients segment, and 863,000 metric tons was in the Fuel Ingredients segment.

As compared to the first nine months ended October 3, 2015, overall volumes in the first nine months ended October 1, 2016 were up approximately 3.6%, which consisted of a 4.6% increase in the Feed Ingredients segment, a 0.3% increase in the Food Ingredients segment and a 0.2% increase in the Fuel Ingredients segment. The total raw materials processed, including that for the Fuel Ingredients segment, excludes raw material processed at the DGD Joint Venture.

Gross Margin Percentages

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 1, 2016
Gross Margin %	22.5%	21.8%	25.1%	—%	22.4%

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 3, 2015
Gross Margin %	22.7%	20.5%	19.0%	—%	21.8%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in the first nine months ended October 1, 2016, the gross margin percentage was 22.4% as compared to 21.8% in the same period of fiscal 2015. The gross margin percentage for the first nine months ended October

1, 2016 increased 2.8% as compared to the comparable period of fiscal 2015. When considering the foreign currency exchange impact, the gross margins for the first nine months ended October 1, 2016 were 3.2% higher on average as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Feed Ingredients segment for the first nine months ended October 1, 2016, the gross margin percentage decreased to 22.5% as compared to 22.7% for the same period of fiscal 2015. The decrease was primarily related to the decline in protein prices that more than offset increased volumes and stable prices in fats and used cooking oil. Considering foreign currency exchange impact the Feed Ingredients segment gross margins for the first nine months ended October 1, 2016 were 0.9% lower as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Food Ingredients segment for the first nine months ended October 1, 2016, the gross margin percentage increased to 21.8% as compared to 20.5% during the comparable period of fiscal 2015. The increase is primarily due to improved margins and production efficiencies in the North American, South American, and European gelatin business. European edible fats performance normalized over the prior year due to stable sales prices. The Company's casing business profitability increased as compared to the same period in the prior year, due primarily to higher sales prices. Considering foreign currency exchange impact the Food Ingredients segment gross margins for the first nine months ended October 1, 2016 were 6.3% higher as compared to the adjusted margins for the comparable period of fiscal 2015.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the first nine months ended October 1, 2016, the gross margin percentage increased to 25.1% as compared to 19.0% for the comparable period of fiscal 2015. This increase is primarily driven by improved margins in the Canadian and European Ecoson and Rendac business units and return to full production of the Canadian biodiesel unit. In addition, the blenders' credits and higher RIN values were included in the first nine months of 2016 but were not available during the same period in 2015. Considering foreign currency exchange impact the Fuel Ingredients segment gross margins for the first nine months ended October 1, 2016 were 32.6% higher as compared to the adjusted margins for the comparable period of fiscal 2015.

Foreign Currency

During the nine months ended October 1, 2016, the U.S. dollar strengthened against most of the other functional currencies used by the Company's non-domestic operations when compared to the same period in fiscal 2015. Using actual results for the first nine months ended October 1, 2016 and the prior year's average foreign currency rates for the first nine months ended October 3, 2015 would result in an increase in operating income of approximately $1.4 million. The average rates assumptions used in this calculation were the actual fiscal average rates for the first nine months ended October 3, 2015 of €1.00:USD$1.11 and CAD$1.00:USD$0.79 as compared to the average rates for the first nine months ended October 1, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.76, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $32.1 million during the first nine months ended October 1, 2016, a $8.2 million increase from $23.9 million during the first nine months ended October 3, 2015. The increase is primarily due to an increase in corporate related benefits as compared to the nine months ended October 3, 2015 and an offsetting gain of $4.2 million recorded in 2015 for a reduction of a liability for unclaimed property.

Acquisition and Integration Costs.  Acquisition and integration costs were $0.4 million during the first nine months ended October 1, 2016, as compared to $7.8 million in the first nine months ended October 3, 2015. The decrease is primarily due to the termination of the Transitions Services Agreement with Maple Leaf Foods in March 2016 and the inclusion of expenses in fiscal 2015 relating to the integration of operations, systems integration and implementation of Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition.

Depreciation and Amortization.  Depreciation and amortization charges increased $2.0 million to $9.5 million during the first nine months ended October 1, 2016, as compared to $7.5 million during the first nine months ended October 3, 2015.  The increase in depreciation and amortization is primarily due to the Company's ERP system depreciation.

Interest Expense. Interest expense was $71.7 million during the first nine months ended October 1, 2016, compared to $82.2 million during the first nine months ended October 3, 2015, a decrease of $10.5 million. The decrease is primarily due to the prior year charge relating to the write-off of deferred loan costs of approximately $10.6 million related to the retirement of the European term loan B and a decrease in interest expense on reduced debt outstanding in the U.S. and Canada.

Foreign Currency Gains/(Losses).  Foreign currency losses were $2.2 million during the first nine months ended October 1, 2016, as compared to $3.3 million for the first nine months ended October 3, 2015. The decrease in currency losses is mainly due to a reduction in losses on non-designated foreign exchange hedge contracts related to the Company's intercompany notes.

Other Income/Expense. Other expense was $5.7 million in the first nine months ended October 1, 2016, compared to $0.7 million in the first nine months ended October 3, 2015.  The increase in other expense in the first nine months ended October 1, 2016 as compared to the same period in fiscal 2015 is mainly due to restoration costs associated with the December 2015 Ecoson fire and casualty losses incurred in the Netherlands and Brazil in the first nine months of fiscal 2016, an increase in bank service charges and a reduction of interest income.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's portion of the income of the DGD Joint Venture for the first nine months ended October 1, 2016. The net income in the first nine months ended October 1, 2016 was $37.6 million compared to a net loss of $9.7 million in the first nine months ended October 3, 2015. The $47.3 million increase is primarily due to blenders tax credits recorded at the DGD Joint Venture in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015 which more than offset decreases due to lower fuel sales prices, downtime of approximately 18 days for scheduled maintenance and a force majeure declared by the KCS railroad due to flooding, as compared to no blenders tax credits and higher fuel prices in the same period in the prior year.

Income Taxes. The Company recorded income tax expense of $9.1 million for the first nine months ended October 1, 2016, compared to $14.6 million of income tax expense recorded in the first nine months ended October 3, 2015, a decrease of $5.5 million. The decrease in tax expense is primarily due to the biofuel tax incentive and Subpart F income. The biofuel tax incentive and the look through rule related to Subpart F income were not enacted tax law during the first nine months of fiscal year 2015.

The effective tax rate for the first nine months of fiscal 2016 and fiscal 2015 was 12.2% and 104.2%, respectively. The effective tax rate for the first nine months of fiscal 2016 differs from the statutory rate of 35% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income and losses that provided no tax benefit. The effective tax rate for the first nine months of fiscal 2015 differed from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, non-deductible expenses and discrete items. In addition, during the nine months ended October 3, 2015, the effective income tax rate was negatively impacted by changes in losses that provided no tax benefit. The Company also wrote-down $1.8 million of tax assets in a foreign jurisdiction based upon uncertainty as to their ability to be realized.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at October 1, 2016. On October 1, 2016, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(7,994)
Carrying value of 5.375% Notes due 2022	$492,006

4.75 % Notes due 2022 - Denominated in euros	$574,740
Less unamortized deferred loan costs	(9,847)
Carrying value of 4.75% Notes due 2022	$564,893

Amended Credit Agreement:
Term Loan A	$187,590
Less unamortized deferred loan costs	(861)
Carrying value of Term Loan A	186,729

Term Loan B	$585,000
Less unamortized deferred loan costs	(6,670)
Carrying value of Term Loan B	$578,330

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	—
Letters of credit issued	26,272
Availability	$973,728

During the first nine months of fiscal 2016, the U.S. dollar weakened as compared to the euro and Canadian dollar. Using the euro and Canadian dollar based debt outstanding at October 1, 2016 and comparing the closing balance sheet rates at October 1, 2016 to those at January 2, 2016, the U.S. dollar debt balances of euro based debt and Canadian based debt increased by approximately $13.6 million and $4.8 million, respectively, at October 1, 2016. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at October 1, 2016 of €1.00:USD$1.11600 and CAD$1.00:USD$0.759933 as compared to the closing balance sheet rate at January 2, 2016 of €1.00:USD$1.08915 and CAD$1.00:USD$0.719861, respectively.

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

•
As of October 1, 2016, the Company had unused capacity of $973.7 million under the revolving loan facility, taking into account that the Company had no outstanding borrowings and letters of credit issued of $26.3 million. The revolving loan facility will mature on September 27, 2018.

•
As of October 1, 2016, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$32.4 million and $101.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments as follows: for the first eight quarters following January 6, 2014, 1.25% of the original principal amount of the term loan A facility, for the ninth through sixteenth quarters following January 6, 2014, 1.875% of the original principal amount of the term loan A facility, and for each quarterly installment after such sixteenth installment until September 27, 2018, 3.75% of the original principal amount of the term loan A facility. The term loan A facility will mature on September 27, 2018.

•
As of October 1, 2016, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €510.0 million and $15.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 7, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 7, 2021. The term loan B facility will mature on January 7, 2021.

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

4.75 % Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. (the “4.375% Issuer”), a wholly-owned indirect finance subsidiary of Darling incorporated as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of The Netherlands issued and sold €515.0 million aggregate principal amount of its 4.75% Notes. The 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the “4.75% Indenture”), among the 4.375% Issuer, Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the “4.75% Trustee”) and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar.

The classification of long-term debt in the Company’s October 1, 2016 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016 as filed with the SEC on March 1, 2016.

Working Capital and Capital Expenditures

On October 1, 2016, the Company had working capital of $503.3 million and its working capital ratio was 2.10 to 1 compared to working capital of $490.1 million and a working capital ratio of 2.11 to 1 on January 2, 2016.  The increase in working capital is primarily due to an increase in inventory quantities, an increase in commodity prices and the impact of foreign translation of the euro and Canadian dollar into U.S. dollars. As of October 1, 2016, the Company had unrestricted cash of $148.6 million and funds available under the revolving credit facility of $973.7 million, compared to unrestricted cash of $156.9 million and funds available under the revolving credit facility of $956.7 million at January 2, 2016. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $280.6 million for the first nine months ended October 1, 2016, as compared to net cash provided by operating activities of $296.7 million for the first nine months ended October 3, 2015, a decrease of $16.1 million due primarily to an increase in net income of approximately $66.1 million and changes in operating assets and liabilities that include a decrease in cash used by accounts receivable of $10.8 million, a decrease in inventory and prepaids of $19.1 million, an increase in cash provided by accounts payable and accrued expenses of approximately $37.7 million and a decrease in cash in other operating cash flow of approximately $29.9 million primarily due to changes in the foreign currency hedge balances.  Cash used by investing activities was $170.7 million for the first nine months ended October 1, 2016, compared to $162.2 million for the first nine months ended October 3, 2015, an increase of $8.5 million, primarily due to cash paid for an acquisition in the current year.  Net cash used by financing activities was $117.2 million for the first nine months ended October 1, 2016, compared to net cash used by financing activities of $94.1 million for the first nine months ended October 3, 2015, an increase of $23.2 million, primarily due to an overall increase in debt payments in the first nine months ended October 1, 2016 as compared to the first nine months ended October 3, 2015.

Capital expenditures of $168.2 million were made during the first nine months of fiscal 2016, compared to $162.3 million in the first nine months of fiscal 2015, for a net increase of $5.9 million (3.6%). The Company expects to incur additional capital expenditures of $62.2 million for the remainder of fiscal 2016. Additionally, included in the planned capital projects are costs associated with the Company's continued implementation of its new ERP system. As of October 1, 2016, the Company has spent life-to-date approximately $39.0 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The total expected cash flow impact of this project will be in the range of $40.0 million to $42.0 million. These costs will be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $9.8 million and $12.6 million during the first nine months ended October 1, 2016 and October 3, 2015, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2016, the Company has accrued approximately $13.6 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at October 1, 2016.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.6 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.1 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended October 1, 2016 of approximately $0.5 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended October 1, 2016 of approximately $2.4 million.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of October 1, 2016, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $238.1 million included on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. The DGD Joint Venture received the $156.4 million of 2015 calendar year blenders credits from the Internal Revenue Service in April 2016. As a result, the DGD Joint Venture made a debt payment of approximately $54.7 million, made dividend distributions to each partner in the amount of $25.0 million and retained the remaining amount for future capital expenditures and general DGD Joint Venture purposes.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons. Final engineering and cost analysis for the project were completed during the third quarter. The estimated construction costs for the project are $190 million, which is expected to be funded by DGD Joint Venture cash flow. The DGD Joint Venture estimates completion of construction and commissioning of the project in early second quarter of 2018. The DGD Joint Venture expects to operate at full capacity throughout the expansion phase, excluding an estimated 15-to-30 days of necessary downtime for final tie-ins. The planned expansion will also include expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and the globe.

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2016, unless extended by agreement of the parties. As of October 1, 2016, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partners, evaluates its capital structure from time to time, including opportunities to refinance the JV.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2016, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2016 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its ERP system, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and has approximately$89.1 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $59.4 million of commodity products consisting of approximately $49.3 million of finished products, approximately $7.7 million of natural gas and diesel fuel and approximately $2.4 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 1, 2016.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2016, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $35.9 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at October 1, 2016.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at October 1, 2016 (in thousands):

Other commercial commitments:
Standby letters of credit	$26,272
Foreign bank guarantees	10,632
Total other commercial commitments:	$36,904

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on March 1, 2016.

Based on the Company’s annual impairment testing at October 31, 2015, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of seven of the Company's nine reporting units was less than 30% of its carrying value and the fair value of four of the Company's reporting units (Canada Fuel, Canada Feed, Rousselot and ERS Food) was less than 10% of its carrying value. As of October 1, 2016, goodwill on these four reporting units, which have a fair value of less than 10% of their carrying value, was approximately $531.2 million.  The valuation expert who assisted the Company primarily used the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these four reporting units could decrease in the future and result in an impairment to goodwill.  As of October 1, 2016, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU amends Topic 230, Statement of Cash Flows, which is intended to reduce the existing diversity in practice for classifying various types of cash flows including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that involve risks and uncertainties.   The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “could,” “may,” “will,” “should,” “planned,” “potential,” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in this report are forward looking statements, including, without limitation, the statements under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the Company’s financial position and the Company's use of cash.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At October 1, 2016, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as heating oil swap contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2015 and the first nine months of fiscal 2016, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP through the fourth quarter of fiscal 2017. As of October 1, 2016, the aggregate fair value of these corn option contracts was approximately $5.7 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of October 1, 2016, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	28,514	Euro	6,850	3.68 - 4.83	$8,788
Brazilian real	73,423	U.S. dollar	20,125	3.24 - 4.38	20,125
Euro	188,728	U.S. dollar	211,779	1.10 - 1.14	211,779
Euro	9,825	Polish zloty	43,000	4.31 - 4.44	10,965
Euro	3,395	Japanese yen	385,211	111.64 - 115.76	3,790
Euro	33,928	Chinese renminbi	254,639	7.46 - 7.52	37,863
Euro	11,126	Australian dollar	16,400	1.47	12,417
Euro	117	British pound	100	0.86	130
Polish zloty	19,027	Euro	4,379	4.29 - 4.40	4,916
Japanese yen	25,835	U.S. dollar	237	100.53 - 116.63	237
					$311,010

The above foreign currency contracts mature within one year and include hedges on approximately $200.0 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $2.7 million and are included in other current assets and accrued expenses at October 1, 2016.

Additionally, the Company had corn options contracts and forward contracts and heating oil swaps that are marked to market because they did not qualify for hedge accounting at October 1, 2016. These contracts have an aggregate fair value of approximately $0.4 million and are included in other current assets and accrued expenses at October 1, 2016.

As of October 1, 2016, the Company had forward purchase agreements in place for purchases of approximately $7.7 million of natural gas and diesel fuel and approximately $2.4 million of other commitments in fiscal 2016. As of October 1, 2016, the Company had forward purchase agreements in place for purchases of approximately $49.3 million of finished product in fiscal 2016.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2016

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of October 1, 2016 and January 2, 2016; (ii) Consolidated Statements of Operations for the three and nine months ended October 1, 2016 and October 3, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2016 and October 3, 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended October 1, 2016 and October 3, 2015; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 10, 2016	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	November 10, 2016	By:	/s/ John O. Muse
John O. Muse
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)