Form 10-K
period 2016-12-31
DARLING INGREDIENTS INC.
filed 2017-02-28
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

As of the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $2,419,845,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 164,714,529 shares of common stock, $0.01 par value, outstanding at February 23, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2016 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as gelatin, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts used cooking oil and commercial bakery residuals into valuable feed and fuel ingredients. In addition, the Company provides grease trap services to food service establishments, environmental services to food processors and sells restaurant cooking oil delivery and collection equipment. In fiscal 2016, the Company generated $3.4 billion in revenues and $102.3 million in net income attributable to Darling.

On January 7, 2014, we acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the “VION Companies”), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”), as described in Notes 1 and 2 to the Company’s Consolidated Financial Statements for the period ended December 31, 2016 included herein. The VION Ingredients business is now conducted under the name Darling Ingredients International. As a result of the VION Acquisition, the Company’s business is now conducted through a global network of over 200 locations across five continents.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 130 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. In Canada, the Company operates under the name Rothsay, which is a leading recycler of animal by-products and producer of biodiesel. Rothsay processes raw materials into finished fat and protein products for use in animal feed, pet food, biodiesel, fertilizer and other ingredients and manufactures biodiesel for domestic and international markets. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec.

Europe, China, Australia and South America

Darling Ingredients International, our subsidiary, is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 66 production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy and fertilizer), Rousselot (gelatin), CTH (natural casings) and Best Hides (hides and skins). Darling Ingredients International’s specialized portfolio of over 350 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s business has leading positions across Europe with operations in the Netherlands, Belgium, Germany, Poland and Italy under the Rendac and Sonac brand names. Value-

added products include edible fats, blood products, bone products, protein meals and fats. Rousselot is a global leading market provider of gelatin for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

Operating Segments

The Company's business operates within three reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 7 to the Company's Consolidated Financial Statement for the period ended December 31, 2016 included herein.

For financial information about our operating segments and geographic areas, refer to Note 20 to the Company's Consolidated Financial Statements for the period ended December 31, 2016 included herein.

Fiscal 2016 Net External Sales

Darling’s net external sales from fiscal 2016 continuing operations by operating segment were as follows (in thousands):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
Net sales:
Feed Ingredients	$2,089,145	61.5%	$2,074,333	61.1%	$2,421,462	61.2%
Food Ingredients	1,061,912	31.2	1,094,918	32.2	1,248,352	31.6
Fuel Ingredients	247,058	7.3	228,195	6.7	286,629	7.2
Total	$3,398,115	100.0%	$3,397,446	100.0%	$3,956,443	100.0%

OPERATIONS

Feed Ingredients Segment

Our Feed Ingredients segment consists principally of (i) our U.S. ingredients business, including our fats and proteins, used cooking oil, trap grease and food residuals collection businesses, the Rothsay ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, technical fats and blood products) and (ii) our bakery by-products business.

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

Bioenergy

In Europe, Ecoson produces green power from biogas production out of organic sludge and food waste for combined heat plant installations.  Ecoson is the largest industrial digestion operation in the Netherlands, with an output matching the annual use of energy needs of approximately 14,000 households. In addition Ecoson's fat refinery produces refined fats and fatty acids. In fiscal 2014, Ecoson commenced the processing of manure into natural biophosphate for use as fertilizer and green gas.

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

Diamond Green Diesel

The DGD Joint Venture commenced operations in June 2013. The DGD Joint Venture operates a renewable diesel plant (the “DGD Facility”) located in Norco, Louisiana capable of processing approximately 12,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. We account for the DGD Joint Venture as an “investment in unconsolidated subsidiary.” The DGD Joint Venture operates the DGD Facility, which converts animal fats, recycled greases and used cooking oil, which are supplied in part by us, and other feedstocks that become economically and commercially viable, such as inedible corn oil and soybean oil, into renewable diesel. The DGD Facility uses an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group designed to convert approximately 1.4 billion pounds per year of feedstocks, into renewable diesel and certain other co-products. The Diamond Green Diesel renewable diesel product is sold to refiners under the Diamond Green Diesel® name to be blended with diesel fuel and is interchangeable with diesel produced from petroleum. Biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing 0.1% diesel fuel. As a blender, the DGD Joint Venture has recorded approximately $160.6 million and $156.6 million of blenders tax credits in fiscal 2016 and 2015, respectively, with Darling's portion equaling 50%. However, the blenders tax credit expired on December 31, 2016, and is therefore at risk for calendar year 2017 and into the future due to delay or denial of extension. In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons, with an estimated date of completion of construction and commissioning of the project in the second quarter of 2018.

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

A majority of our U.S. North American volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. A majority of Rothsay’s North American volume of rendering raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices. Although Darling Ingredients International, in general, has no long term contracts with its key suppliers, it has procured a series of four-year supply agreements with VION’s foods division (“VION Food”) that became effective on closing of the VION Acquisition and provided approximately 11% of Darling Ingredients International’s raw material supply (based on raw materials procured in fiscal 2016). Approximately 83% of Darling's U.S. North American volume of raw materials in fiscal 2016 was acquired on a "formula" basis.

Certain of the Company's geographic regions facilities are highly dependent on one or a few suppliers.  During the 2016 fiscal year, the Company's 10 largest raw materials suppliers in North America accounted for approximately 27% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 5% of the total raw material processed in North America. In Europe, the Company's 10 largest raw material suppliers accounted for approximately 31% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 13% of the total raw material processed in Europe. In China, the Company's 10 largest raw material suppliers accounted for approximately 22% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 6% of the total raw material processed in China. In South America, the Company's 10 largest raw material suppliers accounted for approximately 62% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 15% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.”  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected.  (See “Risk Factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

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

The Company sells finished products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing.  Certain of our finished products are ingredients that compete with alternatives, such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil, based on nutritional and functional values; therefore, the actual pricing for those finished products, as well as competing products, can be quite volatile.  While the Company's principal finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables us to sell into the market with the highest return. The Company's premium, value-added and branded products command significantly higher pricing relative to the Company's principal finished product lines due to their enhanced nutritional content, which is a function of the Company's specialized processing techniques. Customers for our premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses.  Feed mills purchase meals, fats, blood products, and Cookie Meal® for use as feed ingredients. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content.  As a result, pet food manufacturers typically purchase only premium or value-added products under supply contracts with us. Oleo-chemical producers use fats as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Darling Ingredients International’s premium, value-added and branded products also command higher pricing, including with respect to gelatin, natural casings, meat by-products, edible fat, heparin and specialty blood products.

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

Finished products produced by the Company are shipped primarily by truck or rail from our plants shortly following production.  While there can be some temporary inventory accumulations at various North American and international locations, particularly port locations for export shipments, with the exception of gelatin and natural casings, inventories rarely exceed three weeks’ production and, therefore, we use limited working capital to carry those inventories. Our limited inventories also reduce our exposure to fluctuations in finished-product prices. With respect to gelatin and natural casings, Darling Ingredients International, in contrast, has historically carried much larger inventories due to the manufacturing process and market dynamics related to those products, which requires a greater amount of working capital to carry these investments. Other factors that influence competition, markets and the prices that we receive for our finished products include the quality of our finished products, consumer health consciousness, worldwide credit conditions, currency fluctuations, tariffs, and government aid and regulations.  From time to time, we enter into arrangements with our suppliers of raw materials pursuant to which these suppliers have the option to buy back our finished products at market prices.

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

The procurement of raw materials currently presents greater challenges to our business than the sale of finished products. In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” renderers (rendering operations integrated with the meat or poultry packing operation).  At the same time, the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as us, has been decreasing.  In addition, the slaughter rates in the meat processing industry are subject to economic conditions and, as a result, during periods of economic decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  These factors have been offset, in part, however, by increasing environmental consciousness.  The need for food service establishments in the United States to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source.  The rendering industry is highly fragmented with a number of local slaughtering operations that provide us with raw materials. In North America, we compete with other rendering, restaurant services and bakery residual businesses, and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies and biodiesel companies and others. In addition, U.S. food service establishments have increasingly experienced theft of used cooking oil.  A number of our competitors for the procurement of raw material are experienced, well-capitalized companies that have significant operating experience and historic supplier relationships.  Competition for available raw materials is based primarily on price and proximity to the supplier.

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

EMPLOYEES AND LABOR RELATIONS

As of December 31, 2016, the Company employed globally approximately 10,000 persons full-time. While we have no national or multi-plant union contracts, at December 31, 2016, approximately 22% of the Company's North American employees were covered by multiple collective bargaining agreements. In addition, approximately 44% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

REGULATIONS

We are subject to the rules and regulations of various federal, state, local and foreign governmental agencies including, but not limited to, the following principal governmental agencies in the following countries:

United States

•
The Food and Drug Administration (“FDA”), which regulates pharmaceutical products and food and feed safety. The FDA has promulgated rules prohibiting the use of mammalian proteins, with some exceptions, in feeds for cattle, sheep and other ruminant animals (21 C.F.R. 589.2000, referred to herein as the “BSE Feed Rule”) to prevent further spread of bovine spongiform encephalopathy, which is commonly referred to as "mad cow" disease (“BSE”).  With respect to BSE in the United States, on October 26, 2009, the FDA began enforcing new regulations intended to further reduce the risk of spreading BSE (the “Enhanced BSE Rule”). These new regulations included amending the BSE Feed Rule to prohibit the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals. In addition, the Enhanced BSE Rule prohibits the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed, in the feed or food for all animals.  Management believes we are in compliance with the provisions of these rules. In addition, the FDA is responsible for implementing and enforcing the Food Safety Modernization Act, which was signed into law on January 4, 2011, and gave FDA a series of powers intended to better protect human and animal health by adopting a modern, preventive and risk-based approach to food safety regulation. The FDA finalized major rules affecting the production, importation and transport of human and animal food. See Item 1A “Risk Factors - Our business may be affected by the impact of BSE and other food safety issues,” for more information regarding certain FDA rules that affect our business, including changes to the BSE Feed Rule and rules and regulations under the Food Safety Modernization Act.

•
The United States Department of Agriculture (“USDA”), which has authority over meat, poultry, and egg products and inspects producers to ensure compliance with applicable laws and regulations. Within the USDA, two agencies exercise direct regulatory oversight of our activities:

- Animal and Plant Health Inspection Service (“APHIS”) certifies facilities and claims made for exported materials to meet importing country requirements and establishes and enforces import requirements for live animals and animal by-products as well as plant products, and

- Food Safety Inspection Service (“FSIS”) regulates sanitation and biosecurity of our facilities and our food safety programs at plants producing edible fats and meats, among other things.

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

•
The Association of American Feed Control Officials (“AAFCO”), which is a voluntary membership association of state, and federal agencies that regulate the sale and distribution of animal feeds and animal drug remedies. Although, AAFCO has no regulatory authority, it brings together stakeholders and works to develop and implement uniform and equitable laws, regulations, standards, definitions, and enforcement polices for regulating the manufacture, labeling, distribution and sale of animal feeds.

•	State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality.

•	The United States Department of Transportation (“USDOT”), as well as local and state transportation agencies, which regulate the operation of our commercial vehicles.

•	The U.S. Occupational Safety and Health Administration (“OSHA”), which is the main federal agency charged with the enforcement of worker safety and health legislation.

•	The Securities and Exchange Commission (“SEC”), which regulates securities and information required in annual, quarterly and other reports filed by publicly traded companies.

European Union and E.U. Member States

•	The European Commission, Directorate-General for Health and Food Safety, which addresses regulations for food, feed, human and animal health, technical uses of animal by-products and packaging.

•	The European Medicines Agency, which establishes guidance for pharmaceutical products, bovine products and metal residues.

•	The European Food Safety Authority, which advises the European Commission, the European Parliament and the EU Member States on food safety.

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

•	The European Chemicals Agency, which is responsible for the implementation of the Regulation (EC) No 1907/2006 on the Registration, Evaluation, Authorisation and Restriction of Chemicals.

•
The European Commission, Directorate-General for the Environment, which establishes regulations on pollution and waste, such as Directive 2010/75/EU on Industrial Emissions (Integrated Pollution Prevention and Control) and the Best Available Techniques Reference Document on the Slaughterhouses and Animal By-products Industries.

•
EU Member States must ensure adequate enforcement, control and supervision of principles set forth in numerous EU Directives and Regulations, such as minimum safety and health requirements for the workplace and use of work equipment by workers. EU Member States may be allowed to maintain or establish more stringent measures in their own legislation. In general, each EU Member State’s ministry of labor affairs is responsible for regulating health and safety at work and labor inspection services and is in charge of controlling compliance with applicable legislation and regulations.

•
The Dutch Food and Consumer Product Safety Authority (Nederlandse Voedsel- en Warenautoriteit), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

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

ITEM 1A.   RISK FACTORS

An investment in Darling involves substantial risks. In consultation with your financial, tax and legal advisors, you should carefully consider, among other matters, the following risks described in, as well as the other information contained in or incorporated by reference into, this report. If any of the events described in the following risk factors actually occur, our business, financial condition, prospects or results of operations could be materially adversely affected, the market price of our common stock could decline and you may lose all or part of your investment in the common stock. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock. The risks described below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Forward-Looking Statements” in this filing.

Risks Related to the Company

The prices of many of our products are subject to significant volatility associated with commodities markets.

Our principal finished products include MBM, PM, BFT, YG, PG, BBP and hides, which are commodities. We also manufacture and sell a number of other products that are derived from animal by-products and many of which are commodities or compete with commodities. The prices of these commodities are quoted on, or derived from prices quoted on, established commodities markets. Accordingly, our results of operations will be affected by fluctuations in the prevailing market prices of these finished products or of other commodities that may be substituted for our products by our customers. Historically, market prices for commodity grains, fats and food stocks have fluctuated in response to a number of factors, including global changes in supply and demand resulting from changes in local and global economic conditions, changes in global government agriculture programs, changes in energy policies of U.S. and foreign governments, changes in international agricultural trading policies, impact of disease outbreaks on protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and harvesting seasons. While we seek to mitigate the risks associated with price declines, including by diversifying our finished products offerings, through the use of formula pricing tied to commodity prices for a substantial portion of our raw materials (which may not protect our margins in periods of rapidly declining prices) and hedging, a significant decrease in the market price of any of our products or of other commodities that may be substituted for our products would have a material adverse effect on our results of operations and cash flow. Furthermore, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and, often times, material impact on the Company’s gross margin and profitability resulting from the brief lapse of time between the procurement of the raw materials and the sale of the finished goods.

The prices available for the Company’s Food Ingredients segment’s gelatin, edible fats and natural casings products are influenced by other competing ingredients, including plant-based and synthetic hydrocolloids and artificial casings. In the gelatin operation, in particular, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment's gelatin and casings is generally 30 to 60 days, which is substantially longer than the Company's Feed Ingredients segment's animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

The Company’s Fuel Ingredients segment, which converts fats into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources is impacted by world energy prices for oil, electricity and natural gas.

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

•	Concurrently, the number of small U.S. meat processors, which have historically been a dependable source of supply for non-captive or independent U.S. renderers, such as us, has been decreasing.

•
The slaughter rates in the U.S. and international meat processing industry are subject to decline during poor economic conditions when consumers generally reduce their consumption of protein, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to independent renderers, such as us, decreases.

•
In addition, the Company has seen an increase in the use of used cooking oil in the production of biodiesel, which has increased competition for the collection of used cooking oil from restaurants and other food service establishments and contributed to an increase in the frequency and magnitude of theft of used cooking oil in the United States.

•
Furthermore, a decline in the general performance of the global economy (including a decline in consumer confidence) and an inability of consumers and companies to obtain credit in the financial markets could have a negative impact on our raw material volume, such as through the forced closure of any of our raw material suppliers. A significant decrease in available raw materials or a closure of a significant number of raw material suppliers could materially and adversely affect our business, results of operations and financial condition, including the carrying value of certain of our assets.

The rendering industry is highly fragmented and both the rendering and bakery residual industries are very competitive. We compete with other rendering businesses and alternative methods of disposal of animal by-products, bakery residue and used cooking oil provided by trash haulers, waste management companies and biodiesel companies, as well as the alternative of illegal disposal. See Item 1. “Competition.” In addition, U.S. restaurants experience theft of used cooking oil, the frequency and magnitude of which increases with the rise in value of used cooking oil. Depending on market conditions, we either charge a collection fee to offset a portion of the cost incurred in collecting raw material, collect on a no pay/no charge basis or will pay for the raw material. To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of our collection fees being deemed too expensive, the payments we offer being deemed too low or otherwise, our raw material supply will decrease and our collection fee revenues will decrease, which could materially and adversely affect our business, results of operations and financial condition. In addition, the amount of raw material acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on our gross margin reported, as the Company has a substantial amount of fixed operating costs.

A majority of the Company's U.S. volume of animal by-product raw materials, including all of its significant U.S. poultry accounts, and substantially all of the Company's U.S. bakery feed raw materials, are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to mitigate the risks associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. Changes to these formulas or the inability to renew such contracts could have a material adverse effect on our business, results of operations and financial condition. A majority of Rothsay’s animal by-product raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” A majority of Darling Ingredients International’s volume of animal by-product raw materials are acquired at spot or quarterly fixed prices. Although Darling Ingredients International, in general, has no long term contracts with its key suppliers, it has procured a series of four-year supply agreements with VION Food that became effective concurrently with the completion of the VION Acquisition and provided approximately 11% of Darling Ingredients International’s raw material supply in fiscal 2016.

Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants.

We carry out transactions in a number of foreign currencies, principally the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen, the Argentine peso, the Australian dollar and the Polish zloty. To the extent possible, we attempt to match revenues and expenses in each of the currencies in which we operate. However, we will still be exposed to currency fluctuations when we translate the results of our overseas operations into U.S. dollars, our functional currency, in the preparation of our consolidated financial statements. The exchange rates between these currencies and the U.S. dollar may fluctuate and these fluctuations may affect our U.S. dollar-denominated results of operations and financial condition even if our underlying operations and financial condition, in local currency terms, remain unchanged. While we have entered into and may from time to time enter into the use of currency hedging instruments to provide us with protection from adverse fluctuations in currency exchange rates, there can be no assurance that such instruments will successfully protect us from more pronounced swings in such exchange rates. Further, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

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

Our operations are highly dependent on the use of natural gas, diesel fuel and electricity. We consume significant volumes of natural gas to operate boilers in our plants, which generate steam to heat raw materials. Natural gas prices represent a significant cost of facility operations included in cost of sales. We also consume significant volumes of diesel fuel to operate our fleet of tractors and trucks used to collect raw materials. Diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Prices for both natural gas and diesel fuel can be volatile and therefore represent an ongoing challenge to our operating results. Although we continually manage these costs and hedge our exposure to changes in fuel prices through our formula pricing, and from time to time, derivatives, a material increase in prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect our business, results of operations and financial condition. We also require a significant amount of electricity in operating certain of our facilities, a disruption of which or a significant increase in the cost of which could have a material adverse effect on the business and results of operations of the affected facility.

A significant percentage of our revenue is attributable to a limited number of suppliers and customers.

In fiscal 2016, the Company's top ten customers for finished products accounted for approximately 19% of product sales. In addition, the Company's top ten raw material suppliers accounted for approximately 22% of its raw material supply in the same period. VION Food, Darling Ingredients International’s largest raw materials supplier, accounted for approximately 11% of Darling Ingredients International’s raw materials supply in fiscal 2016. Darling Ingredients International has entered into supply agreements with VION Food pursuant to which VION Food supplies Darling Ingredients International with by-products generated by VION Food’s operations. The supply agreements all have a term of four years and became effective concurrently with the completion of the VION Acquisition. MFI, Rothsay’s largest raw materials supplier, accounted for approximately 23% of Rothsay’s raw materials supply in fiscal 2016. In connection with the Rothsay Acquisition, we entered into a seven-year supply agreement with MFI to supply us with substantially all of the MFI raw materials processed by Rothsay prior to the sale.

Disruptions or modifications to, or termination of, our relationships with any of our significant suppliers or customers, or financial difficulties experienced by any of our suppliers or customers that lead to curtailment or termination of their operations, could cause our businesses to suffer significant financial losses and could have a material adverse effect on our business, earnings, financial condition and/or cash flows.

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

•
changes in our effective tax rate, including tax rates that may exceed those in the United States, earnings that may be subject to withholding requirements and incremental taxes upon repatriation, changes in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate and adverse outcomes from tax audits;

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

These risks and uncertainties could jeopardize or limit our ability to transact business in one or more of our international markets or in other developing markets and may have a material adverse effect on our business, results of operations, cash flows and financial condition.

The DGD Joint Venture subjects us to a number of risks.

In January 2011, our wholly-owned subsidiary entered into a limited liability company agreement with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD Facility, which is capable of processing approximately 12,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. The DGD Facility, which is located adjacent to Valero’s refinery in Norco, Louisiana, reached mechanical completion and began production of renewable diesel in June 2013. As of December 31, 2016, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $270.7 million included on the consolidated balance sheet. There is no assurance that the DGD Joint Venture will continue to be profitable or allow us to continue to make a return on our investment.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons to 275 million gallons of renewable diesel. Final engineering and cost analysis for the project were completed during the third quarter of 2016. The estimated construction costs for the project are $190 million, which is expected to be funded by DGD Joint Venture cash flow. The DGD Joint Venture estimates completion of construction and commissioning of the project in the second quarter of 2018. The DGD Joint Venture expects to operate at full capacity throughout the expansion phase, excluding an estimated 15-to-30 days of normal downtime for maintenance in 2017 and an estimated 40 days of necessary downtime for final tie-ins in 2018. The planned expansion will also include expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. While construction on the expansion project is underway, there is no guarantee that unforeseen issues will not arise in connection with the completion or startup of the expansion project, and any unexpected significant changes to the scope of the project related thereto could require investment of additional financial resources by the DGD Joint Venture and/or the joint venture partners, including the Company, which could be significant.

The DGD Joint Venture is dependent on governmental energy policies and programs, such as the RFS2 and low carbon fuel standards (LCFS) (such as in the state of California), which positively impact the demand for and price of renewable diesel. Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse effect on the DGD Joint Venture. See the section entitled “Risk Factors-Risks Related to the Company-Our biofuels business may be affected by energy policies of U.S. and foreign governments.” Similarly, the DGD Joint Venture is subject to the risk that new or changing technologies may be developed that could meet demand for renewable diesel under governmental mandates in a more efficient or less costly manner than the technologies used by the DGD Joint Venture, which could negatively affect the price of renewable diesel and have a material adverse effect on the DGD Joint Venture.

In addition, the operation of a joint venture such as this involves a number of risks that could harm our business and result in the DGD Joint Venture not performing as expected, such as:

•	problems integrating or developing operations, personnel, technologies or products;

•
the unanticipated breakdown or failure of equipment or processes, including any unforeseen issues that may arise in connection with the operation of the DGD Facility or completion and startup of the expansion project;

•	the inaccuracy of our assumptions about prices for the renewable diesel that the DGD Joint Venture produces;

•	unforeseen engineering or environmental issues, including new or more stringent environmental regulations affecting operations;

•	the inaccuracy of our assumptions about the timing and amount of anticipated revenues and operating costs including feedstock prices;

•	the diversion of management time and resources;

•	difficulty in obtaining and maintaining permits and other regulatory issues, potential license revocation and changes in legal requirements;

•	difficulties in establishing and maintaining relationships with suppliers and end user customers;

•
limitations in the DGD Joint Venture’s loan agreement with Valero prohibit the payment of distributions to the DGD Joint Venture partners until certain conditions required by the loan agreement with Valero are satisfied; however, those conditions were met in fiscal 2016 and the DGD Joint Venture distributed $50.0 million to the DGD Joint Venture partners;

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

•
being forced to sell our equity interests in the DGD Joint Venture pursuant to buy/sell provisions in the DGD Joint Venture’s operating agreement and failing to realize the benefits of the DGD Joint Venture.

If any of these risks described above were to materialize and the operations of the DGD Joint Venture were significantly disrupted, it could have a material adverse effect on our business, financial condition and results of operations.

Our biofuels business may be affected by energy policies of U.S. and foreign governments.

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the EPA finalized regulations for RFS2 in 2010. The regulation mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012. Beyond 2012, the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the Administrator of the EPA. On November 23, 2016, the EPA issued a final rule establishing the biomass-based diesel obligations for 2018 at 2.1 billion gallons. The EPA, in November 2015 had previously established the 2017 biomass-based diesel obligation at 2.0 billion gallons. In addition the EPA established the advanced biofuel requirements for 2017 at 4.28 billion RIN's (renewable identification numbers) and the total renewable fuel obligation at 19.28 billion RIN's. Biomass-based diesel qualifies to fulfill the biomass based diesel requirement, the non-specified portion of the advanced biofuel requirement and the total renewable fuel requirement. In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation. The EPA has determined that biofuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation. Prices for our finished products may be impacted by worldwide government policies relating to renewable fuels and GHG. Programs like RFS2 and LCFS and tax credits for biofuels both in the United States and abroad may positively impact the demand for our finished products. As a blender, the DGD Joint Venture has recorded approximately $160.6 million and $156.6 million of blenders tax credits in fiscal 2016 and 2015, respectively, with Darling's portion equaling 50%. While in fiscal 2016, the amount of tax credits for biofuels impacting the Company was material, legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations. Furthermore, the blenders tax credits expired on December 31, 2016, and is therefore at risk for calendar year 2017 and into the future due to delay or denial of extension.

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

Given the competitive nature of our industry, we could be adversely affected by violations of various countries’ antitrust, competition and consumer protection laws. These laws generally prohibit companies and individuals from engaging in anticompetitive and unfair business practices. While our policies mandate compliance with these laws, we cannot provide assurance that our internal control policies and procedures will always protect us from violations or reckless or criminal acts committed by our employees, joint venture partners or agents.

Seasonal factors and weather, including the physical impacts of climate changes, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations.

The quantity of raw materials available to us is impacted by seasonal factors, including holidays, when raw material volumes decline, and cold weather, which can impact the collection of raw materials. In addition, warm weather can adversely affect the quality of raw materials processed and our yield on production due to more rapidly degrading raw materials. In addition to seasonal impacts, depending upon the location of our facilities and those of our suppliers, our operations could be subject to weather impacts, including the physical impacts of climate changes, changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities and changing temperature levels. Physical damage, flooding, excessive snowfall or drought resulting from changing climate patterns could adversely impact our costs and business operations, the availability and costs of our raw materials, and the supply and demand for our end products. These effects could be material to our results of operations, liquidity or capital resources. The quality and volume of the finished products that we are able to produce could be negatively impacted by unseasonable or severe weather or unexpected declines in the volume of raw materials available during holidays, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, severe weather events may also impact our ability to collect or process raw materials or to transport finished products.

Downturns and volatility in global economies and commodity and credit markets could materially adversely affect our business, results of operations and financial condition.

Our results of operations are materially affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, we may be adversely impacted if our domestic and international customers and suppliers are not able to access sufficient capital to continue to operate their businesses or to operate them at prior levels. A decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect both our suppliers and customers. Declining discretionary consumer spending or the loss or impairment of a meaningful number of our suppliers or customers could lead to declines in either raw material availability or customer demand. Any tightening in credit supply could negatively affect our customers’ ability to pay for our products on a timely basis or at all and could result in a requirement for additional bad debt reserves. Although many of our customer contracts are formula-based, continued volatility in the commodities markets could negatively impact our revenues and overall profits. Counterparty risk on finished product sales can also impact revenue and operating profits when customers either are unable to obtain credit or refuse to take delivery of finished products due to market price declines.

Our substantial level of indebtedness could adversely affect our financial condition.

As of December 31, 2016, our total indebtedness, including trade debt, was approximately $1.8 billion. Our high level of indebtedness could have important consequences, including the following:

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

In addition, the indentures that govern our senior notes and the credit agreement governing our senior secured credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our funded indebtedness. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities”, “5.375% Senior Notes due 2022” and “4.75% Senior Notes due 2022.”

Despite our existing level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness, which could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured indebtedness under the senior secured credit facilities. Although the indentures that govern the senior notes and the credit agreement governing the senior secured credit facilities contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the additional indebtedness that could be incurred in compliance with these restrictions could be substantial. To the extent that we or our subsidiaries incur additional indebtedness, the risks associated with our indebtedness, including our possible inability to service our indebtedness, could intensify. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities”, “5.375% Senior Notes due 2022” and “4.75% Senior Notes due 2022.”

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

If our cash flows and capital resources are insufficient to fund our debt service obligations and to meet our other cash needs, we could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations and our other cash needs. The credit agreement governing our senior secured credit facilities and the indentures governing our senior notes restrict our ability to use the proceeds from the disposition of assets, debt incurrence or sales of equity to repay other indebtedness when it becomes due. We may not be able to consummate any such dispositions or to obtain debt or equity proceeds in amounts sufficient to meet any debt service obligations then due, and we may be restricted under the credit agreement governing our senior secured credit facilities or the indentures governing our senior notes from using any such amounts to service other debt obligations.

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

We conduct a significant portion of our operations through our subsidiaries, a number of which operate outside the United States. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us. Unless they are guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on the indebtedness or to make funds available for that purpose. Under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. For example, our subsidiaries that are organized under the laws of, and operate in, China, currently have substantial regulatory restrictions on their ability to make cash available to us. While the credit agreement governing the senior secured credit facilities, the indentures governing our senior notes and the agreements governing certain of our other indebtedness will limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to make other intercompany payments to us, these limitations are subject to certain significant qualifications and exceptions.

Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of diseases such as 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), including, but not limited to, H5N1, H7N3, H7N8, H7N9, H9N2, H10N8, H5N8 and H5N5 strains of avian influenza and severe acute respiratory syndrome (“SARS”) that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. Bird Flu generally refers to highly aggressive and fatal diseases of birds caused by flu viruses that, once established, can spread rapidly from flock to flock and have also been known to affect humans. Different strains of flu viruses can cause Bird Flu, including, but not limited to the H5, H7, H9 and H10 strains. Each of these flu virus strains may be further divided into subtypes such as H5N1. Human illnesses and deaths have occurred among people having direct contact with poultry infected with the H5N1, as well as other strains of Bird Flu. In 2008, world health experts were concerned that this and other H5 strains of Bird Flu could develop into a global pandemic if the virus adapted further and could be spread from person to person. While cases of people contracting Bird Flus from direct contact with poultry have been reported in China and other parts of Asia, none of these viruses have been spread among humans. To date, the original H5N1 strain thought to potentially cause a human pandemic has not been reported in North America but outbreaks of other H5 strains recently occurred in commercial poultry flocks outside Asia. During 2016, Europe has been affected by the hight pathogenic strain of H5N8, which was spread by wild migratory birds. Impact on commercial breeding was limited due to strict biosecurity measures. As of the date of this report, various strains of Bird Flu continue to be reported in wild fowl and commercial poultry in Europe, the Middle East and parts of Asia. An H5 strain was reported in commercial poultry farms in Western Canada and backyard flocks in the Northwestern United States in December 2014 and commercial turkey farms in California on January 24, 2015. Migratory birds were subsequently blamed for spreading H5 strains among commercial poultry flocks in the Midwestern United States and Ontario, Canada. Migratory birds, however, are not believed to be the source of a highly pathogenic strain of H7N8 confirmed on January 15, 2016 in a commercial turkey flock in Indiana. Instead, animal health officials believe a low pathogenic strain of H7N8 present in nearby flocks mutated to be highly pathogenic. This latest outbreak of Bird Flu was confined to a single flock. No other outbreaks of HPAI were reported in the U.S. on commercial poultry farms during 2016. Cats housed in a New York City animal shelter were confirmed to have a low pathogenic strain of H7N2 in December 2016 and one worker is believed to have contracted the virus after direct contact with the cats. This low pathogenic strain caused mild illness in the cats and worker. To date, there have been no reports that these Bird Flu strains can be spread from person to person.

In April 2013, the first case of porcine epidemic diarrhea (“PED”) virus was confirmed in the United States and subsequently spread to more than 33 states in the United States and in Ontario and three other Canadian provinces. The PED virus is highly contagious among pigs, but does not affect other animals and is not transmissible to humans. The effects of the PED virus on hog production will vary according to the age of the pigs affected. Death rates can be very high among young pigs, while symptoms are mild in older animals. The PED virus is now considered to be endemic within the U.S. and outbreaks continue to occur, primarily during the winter months. The severity of the disease in terms of production and economic losses is declining as the U.S. swine herd develops resistance to the disease. Because the PED virus is common in other parts of the world and poses no threat to human health or food safety, its presence in a country or region does not restrict trade in pork or pork products. However, any outbreak that is severe enough to significantly reduce the pig population in a country or region could reduce the availability of pork raw material to our plants.  Animal health experts believe the PED virus is spread primarily through contaminated feces, although other transmission routes continue to be studied.  On January 30, 2015, scientists in the College of Veterinary Sciences at the University of Minnesota released its report titled “Risk Assessment of Feed Ingredients as Vehicles in the Transmission of the PED Virus.” This risk assessment concluded that the virus is unlikely to survive the rendering process. Therefore, the risk of spreading PED through rendered animal fats and proteins was determined to be negligible. Because data on the effects of spray drying on the virus is limited, the risk of spreading PED through spray dried blood products was determined to be negligible to low. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal byproducts, as contributing to the spread of the PED virus could negatively affect demand for our products as ingredients in pig feeds in the United States and in Canada.

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

The EU has enacted several legislative acts for disease control, as well as other legislation regarding the notification of animal diseases within the community and veterinary and zootechnical checks, among others. The applicable legislation generally enables the EU to take preventive measures, as well as act promptly in case of an outbreak, by restricting the circulation of livestock and products at risk of being infected within the EU and implementing bans on the imports of such products. For instance, there are preventive measures against Bird Flu that must be implemented by all the EU Member States. In the event of an outbreak of Bird Flu, the Council Directive 2005/94/EC on the control of avian influenza provides for preventive measures relating to the surveillance and the early detection of Bird Flu and the minimum control measures to be applied in the event of an outbreak of that disease in poultry or other captive birds. The EU Member States are empowered to act quickly in the case of an outbreak by defining protection and surveillance risk zones and adopting measures such as restricting the movement of live poultry and certain poultry products to other EU Member States or to Third Countries. In addition, EU import bans have also been placed on potentially risky poultry products and susceptible imports from Third Countries with Bird Flu outbreaks.

If Swine Flu, Bird Flu, the PED virus, SARS or any other disease that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production occurs in any jurisdiction in which we operate, such occurrence could have a material negative impact on the volume of raw materials available to us or the demand for our finished products.

Our business may be affected by the impact of animal related disease, such as BSE and other food safety issues.

The FDA has put in place restrictions to prevent the spread of BSE, and certain foreign governments have also restricted exports of beef and beef products from the United States following the detection of BSE in the United States in December 2003. The OIE characterizes the United States' current BSE status as one of “negligible risk,” an important step for regaining access to export markets for U.S. MBM. We do not expect trade issues related to BSE to have a material impact on our business, financial condition or results of operations. However, continued concern about BSE in the United States, and other countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

FDA's Enhanced BSE Rule prohibits, among other things, the use of tallow having more than 0.15% insoluble impurities in feed for cattle or other ruminant animals. In addition, the Enhanced BSE Rule prohibits brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the brain and spinal cord are not removed (collectively, “Prohibited Cattle Materials”), and tallow derived from Prohibited Cattle Materials that also contains more than 0.15% insoluble impurities in the feed or food for all animals. We have made capital expenditures and implemented processes and procedures to be compliant with the Enhanced BSE Rule at all of our U.S. operations. In Canada, the CFIA implemented feed restrictions, which were similar to the FDA’s BSE Feed Rule, in 1997 to prevent the spread of BSE. Following confirmation of nine positive cases of BSE between May 2003 and July 2007, however, the CFIA amended the Canadian Health of Animals Regulations to strengthen Canada’s BSE safeguards (“SRM Ban”). These enhanced safeguards, which became effective July 2007, required the removal of all SRMs from animal feed, pet food and fertilizer; placed the removal, transport and disposal of SRM under direct CFIA control; prohibited the use of tallow containing more than 0.15% insoluble impurities in any animal feed; and extended the retention time for keeping relevant records from two years to 10 years. Other cases of BSE have been reported in Canada since the SRM Ban was implemented.  The most recent case was confirmed on February 11, 2015 and the CFIA reported that no part of the infected carcass entered human or animal food systems. We can provide no assurance that unanticipated costs and/or reductions in raw material volumes related to our compliance with the Enhanced BSE Rule, the SRM Ban or the occurrence of new cases of BSE will not negatively impact our operations and financial performance.

APHIS announced its intent to remove BSE-related import restrictions on sheep, goats and other small ruminant animals in a proposed rule published July 18, 2016 (“Small Ruminant Rule”), to address inconsistencies in import regulations that have existed since APHIS amended import regulations for cattle, bison and other large ruminants and their products in 2013. The Small Ruminant Rule proposes to allow imports of live sheep and goats as well as by-products derived from sheep and goats, except for processed animal proteins that have been derived from sheep and goats, which will continue to be prohibited because APHIS believes they may become contaminated with bovine materials and present a BSE risk. The comment period for the Small Ruminant Rule closed on September 16, 2016. The Company believes that once finalized, the Small Ruminant Rule will allow fats and oils that were previously denied entry, such as used cooking oil and mixed species fats, to be imported into the U.S. from Canada. Any rule that either prohibits or allows the importation of animal derived products can potentially affect access to our raw materials and distribution of our finished products. Management will continue to monitor the Small Ruminant Rule as it moves through the rulemaking process.

With respect to human food, pet food and animal feed safety in the United States, the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) directed the FDA to establish a Reportable Food Registry (“RFR”), which was implemented on September 8, 2009. In September 2009, the FDA issued a final rule on the RFR, and then subsequently published a separate draft guidance (referred to as “Edition 2”), which it has not finalized, in May 2010. These guidance documents define a reportable food, which the manufacturer or distributor would be required to report in the RFR, to include materials used as ingredients in animal feeds and pet foods, if there is reasonable probability that the use of, or exposure to, such materials will cause serious adverse health consequences or death to humans or animals. In March 2014, the FDA issued an advance notice of proposed rulemaking (“ANPR”) to solicit comments and information regarding provisions in the Food Safety Modernization Act (“FSMA”) that amended Section 417 of the Food, Drug and Cosmetic Act (“FD&C Act”), which governs the RFR, to permit the FDA to require the submission of “consumer-oriented information” regarding a reportable food. The FDA later reopened the ANPR comment period until August 18, 2014. In July 2013, the FDA announced the criteria to be used to determine whether the agency will prioritize regulatory action against pet food and farmed animal feeds that may be injurious to health because they are contaminated with Salmonella (and therefore considered to be adulterated under section 402(a)(1) of FD&C Act) in the “Compliance Policy Guide Sec. 690.800, Salmonella in Food for Animals” (the “CPG”). According to the CPG, any finished pet food contaminated with any species of Salmonella will be considered adulterated and the FDA believes regulatory action is warranted in cases involving such pet foods because of the heightened risk to humans given the high likelihood of direct human contact with the pet food. Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of Salmonella that is considered to be pathogenic for the animal species for which the feed is intended. The finalization of the RFR Draft Guidance and the issuance of rules pursuant to the FSMA by the FDA may impose additional requirements on us. We believe that we have adequate procedures in place to assure that our finished products are safe to use in animal feed and pet food and we do not currently anticipate that the FDAAA will have a significant impact on our operations or financial performance. Any pathogen, such as Salmonella, that is correctly or incorrectly associated with our finished products could have a negative impact on the demand for our finished products.

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

•
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

•
The FSMA also requires the FDA to develop new regulations that, among other provisions, place additional registration requirements on food and feed producing firms. Section 102 of the FSMA amends facility registration requirements in the FD&C Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption, now requiring that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012. Provisions for renewing facility registrations and for submitting such registrations electronically were finalized in a rule published July 14, 2016, which codifies requirements that facility registrations be renewed between October 1 and December 31 of even numbered years; requires additional contact information be provided for the owner, operator or agent-in-charge of the facility; requires information about a facility's activity type(s); requires assurances that FDA will be permitted to inspect registered facilities at the times and manner permitted under the FD&C Act; requires all registrations be made electronically by 2020; and requires facilities to provide a Unique Facility Identifier when registering or renewing registrations beginning in 2020. On December 27, 2016, the FDA released an updated draft guidance, for which comments may be submitted through March 27, 2017, to address questions regarding food facility registration. In September 2016, FDA also issued updated guidance on food product categories in food facility registrations.

•
Pursuant to FSMA, the FDA issued final rules for preventive controls (“PCs”) for human food and animal feed on September 17, 2015 (“Human Food PC Rule” and “Animal Food PC Rule,” respectively), which apply to facilities that manufacture, process, pack and hold human or animal food and require these facilities to establish and implement written food safety plans, which include hazard analyses, written PCs to ensure that significant hazards that are identified as needing to be controlled will be significantly reduced or prevented, monitoring of PCs, corrective actions, verification and recordkeeping. Both rules require a modern approach to food safety known as Hazard Analysis and Risk Based Preventive Controls (“HARPC”). The Human Food PC Rule updates existing Current Good Manufacturing Practices (“CGMPs”), and the Animal Food PC Rule establishes baseline CGMPs, which set forth minimum current good manufacturing requirements for each of the following areas: personnel, the facility and grounds, sanitation, water supply, equipment and utensils, facility operations and the holding and distribution of the human or animal food. Under these rules, human and animal food facilities will need “preventive control qualified individuals,” (“PCQI”) i.e., those with appropriate training or job experience in the development and application of risk-based PCs, to prepare, evaluate and maintain the food safety plan and PCs. Human and animal food facilities must include a recall plan in their food safety plan and a program for implementing supply-chain applied controls, if appropriate to control a significant hazard. Large firms, including Darling, were required to comply with most sections of the Human Food PC Rule and the CGMP requirements of the Animal Food PC Rule by September 19, 2016, and with the PC and related portions of the Animal Food PC Rule by September 18, 2017. Compliance dates with respect to supply-chain controls are dependent on when suppliers must comply with applicable rules. In August 2016 the FDA published draft guidance documents that are intended to help industry comply with the HARPC regulations for human and animal food. The comment period for the HARPC draft guidance for human food is open until February 21, 2017. Two draft guidance documents affecting animal food were published: (1) Current Good Manufacturing Practice Requirements and (2) Human Food By-Products for Use as Animal Feed. The comment period for these two animal food guidance documents closed on November 23, 2016. On October 31, 2016, the FDA published a draft guidance document to explain how a facility is expected to disclose the presence of certain hazards that would require control under the FSMA regulations but were not controlled by that facility (“Hazard Disclosure”). The disclosure that such a hazard was not controlled would be made in documents accompanying the human food or animal food or imported foods. The sale of such foods for which a hazard was not controlled would be permitted if the customer provides written assurance to the manufacturer that the customer will control the hazard. The FDA also extended the compliance date for the provisions regarding written assurance from customers to September 2018 (or later) but did not change the hazard disclosure requirements or extend the compliance date for such requirements. The comment period for the Hazard Disclosure draft guidance closes on May 1, 2017.

•
November 27, 2015, FDA issued a final rule, entitled “Foreign Supplier Verification Program for Importers of Food for Humans and Animals” (“FSVP Rule”). The FSVP Rule establishes requirements for importers of both human and animal food by providing a flexible, risk-based approach to foreign supplier verification consistent with the HARPC requirements for food facilities established in the Human Food PC Rule and Animal Food PC Rule. Under the FSVP Rule, importers of human food and animal food must verify that their foreign suppliers produce food in a manner that provides the same level of public health protection as the Human Food PC Rule and Animal Food PC Rule, or FDA’s regulations established under FSMA regarding produce safety, as appropriate, and must ensure that suppliers’ food is not adulterated and is not misbranded with respect to allergen labeling of human food. A foreign supplier verification program must be developed by a qualified individual and include: a written hazard analysis; an evaluation of the risks posed by a food; the foreign supplier’s performance, including processes and practices related to safety of the food and food safety history; supplier verification activities that allow the importer to approve the foreign supplier; and corrective action procedures. The FSVP Rule designates the importer as the party responsible for supplier verification and for meeting the FSVP Rule requirements. Any required audits must be conducted by a qualified auditor.

•
On June 16, 2016, the FDA published the third edition of a guidance document regarding the requirement for prior notice before importation of articles of food, including food for animals. The guidance addresses notification procedures and the scope of food articles covered by the regulation, and clarifies jurisdictional issues with other federal agencies, among other topics.

•
Pursuant to the Sanitary Food Transportation Act of 2005 and FSMA, the FDA published a final rule on April 6, 2016 (“Sanitary Transportation Rule”), which requires that sanitary transportation practices be used to transport human and animal foods to prevent such food from being adulterated during transport and applies to shippers, loaders, carriers by motor vehicle or rail vehicle, and receivers engaged in the transportation of food. The Sanitary Transportation Rule became effective on June 6, 2016, and the compliance date for businesses other than small businesses, such as the Company, is April 6, 2017.

•
On May 27, 2016, FDA published a final rule entitled “Mitigation Strategies to Protect Food Against Intentional Adulteration,” which requires registered human food facilities to conduct a vulnerability assessment and implement mitigation strategies to address hazards that may be intentionally introduced in order to harm the public health. The earliest compliance date for the rule is July 2019.

The Company has followed regulations enacted under the FSMA throughout the rulemaking process and has implemented procedures, including HARPC and CGMPs and other procedures at our domestic facilities, which are being reviewed to determine if they comply with the applicable final Human Food PC Rule or Animal Food PC Rule. We are also reviewing similar procedures in place at Darling’s foreign facilities for compliance with the FSVP Rule. Such rulemaking could, among other things, limit our ability to import necessary raw materials or finished products or require us to amend certain of our other operational policies and procedures. Unforeseen issues and requirements may arise as the FDA implements these and other final rules or promulgates other new regulations provided for by the FSMA.

As a result of our international operations, we could be adversely affected by additional foreign regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals was introduced in Australia in 1996. This ban is part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia. Inspections and audits are undertaken to ensure compliance. In addition, in the EU, harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation (EC) No 999/2001, as amended (“TSE Regulation”) and in other instruments such as Regulation (EC) No 1069/2009 on animal by-products (“Animal by-Products Regulation”) and food and other feed hygiene regulations. The TSE Regulation establishes a “feed ban,” which is the basic preventive measure against TSE and consists of a ban on the use of processed animal protein (“PAP”), such as MBM, in feed for farmed animals. A ban on the feeding of mammalian PAP to cattle, sheep and goats was first introduced in July 1994. The ban was expanded in January 2001 with the feeding of all PAP to all farmed animals being prohibited, with certain limited exceptions. Only certain animal proteins considered to be safe (such as fishmeal) can be used, and even then under very strict conditions. Other animal-derived products besides PAP, such as collagen and gelatin derived from non-ruminants and hydrolyzed protein derived from parts of non-ruminants or from ruminant hides and skins, are not subject to the “feed ban.” In June 2013, the “feed ban” was lifted for the feeding of aquaculture animals and the European Commission has been investigating -the options to lift the ban for other non-ruminants, such as pigs and poultry. Although Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, changes to the “feed ban” may adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin on the EU market. For that purpose, the BSE status of EU Member States, non-EU members of the European Economic Area and other countries or regions “Third Countries”) is to be determined by classification into one of three categories depending on the BSE risk involved: a negligible risk, a controlled risk or an undetermined risk. This classification is in line with that of the OIE. The determination of BSE status is based on a risk assessment and the implementation of a surveillance program. For each risk category there are trade rules to provide the necessary guarantees for protecting public and animal health. Currently, the following EU Member States are classified as having a controlled BSE risk: France, Greece, Ireland, Poland and the United Kingdom. The other EU Member States are classified as having a negligible BSE risk. A change in the BSE status of one or more EU Member States may have a negative impact on Darling Ingredients International. Under EU legislation, imported products from outside the EU must meet the same safety standards as products produced in EU Member States. Therefore, the TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, such as full traceability of imported animals and animal by-products, a ban on the use of MBM in feed for ruminants and the prohibition of the import of specified risk material or mechanically recovered meat. The detailed import requirements depend on the BSE status of Third Countries. The Animal by-Products Regulation establishes rules intended to prevent the outbreak of certain diseases such as BSE. The Animal by-Products Regulation imposes, for example, rules for the use and disposal of specified risk material and other high risk material. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

If we or our customers are the subject of product liability or other claims or product recalls we may incur significant and unexpected costs and our business reputation could be adversely affected.

We and our customers for whom we manufacture products may be exposed to product liability or other claims, product recalls and adverse public relations if consumption or use of our products is alleged to cause injury or illness to humans or animals. In addition, we and our customers may be subject to product liability or other claims, product recalls, and adverse public relations resulting from developments relating to the discovery of unauthorized adulterations to food additives or other products or from allegations that our food ingredients or other products were mislabeled, were not produced in accordance with the customer’s specifications and/or have not performed adequately in the end product, even where food safety or other product safety is not a concern. Product recalls in one jurisdiction may result in product recalls in other jurisdictions, as is the case in the EU, where an EU Member State could recall a product in connection with the recall of such product in another EU Member State. Our insurance may not be adequate to cover all liabilities we incur in connection with product liability and/or other claims, whether or not legitimate, or product recalls, whether voluntary or mandatory. We may not be able to maintain our existing insurance or obtain comparable insurance at a reasonable cost for such matters. A judgment against us or against one of our customers for whom we manufacture or provide products on a product liability or other claim, or our or their agreement to settle a product liability or other claim, or a product recall, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow. In addition, even if product liability or other claims against us or our customers for whom we manufacture products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require management to spend time defending the claims which takes time away from operating our business. Any such claim could also result in adverse publicity and negatively impact our reputation.

Product liability or other claims, product recalls or any other events that cause consumers to no longer associate our brands or those of our customers for whom we manufacture products with high quality and safety may harm the value of our and their brands and lead to decreased demand for our products. In addition, as a result of any such claims against us or product recalls, we may be exposed to claims by our customers for damage to their reputations and brands. Product liability or other claims and product recalls may also lead to increased scrutiny or investigations by federal, state and foreign regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.

Changes in consumer preference could negatively impact our business.

The food and pet food industries in general are subject to changing consumer trends, demands and preferences. Trends within the food and pet food industries change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products or those of our customers for whom we manufacture products, and could have an adverse effect on our financial results.

Our operations are subject to various laws, rules and regulations relating to the protection of the environment and to health and safety, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for environmental damages.

Our operations subject us to various and increasingly stringent environmental, health and safety requirements in the various jurisdictions where we operate, including those governing air emissions, wastewater discharges, the management, storage and disposal of materials in connection with our facilities, occupational health and safety, product packaging and labeling and our handling of hazardous materials and wastes, such as gasoline and diesel fuel used by our trucking fleet and operations. Failure to comply with these requirements could have significant consequences, including recalls, penalties, injunctive relief, claims for personal injury and property and natural resource damages, other claims and negative publicity. Our operations require the control of air emissions and odor and the treatment and discharge of wastewater to municipal sewer systems and the environment. We operate boilers at many of our facilities and store wastewater in lagoons or, as permitted, discharge it to publicly owned wastewater treatment systems or surface waters, or through land application. We have incurred significant capital and operating expenditures to comply with environmental requirements, including for the upgrade of wastewater treatment facilities, and will continue to incur such costs in the future.

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

In addition, increasing efforts to control emissions of GHG are likely to impact our operations. We operate in certain jurisdictions subject to the Kyoto Protocol, which mandates reduced GHG emissions in certain participating countries, and the EPA’s recent rule establishing mandatory GHG reporting for certain activities may apply to some of our facilities if we exceed the applicable thresholds. The EPA has also announced a regulatory endangerment finding relating to GHG emissions that has led to further regulation of GHG emissions. Legislation to regulate GHG emissions has periodically been proposed in the U.S. Congress and a growing number of states and foreign countries are taking action to require reductions in GHG emissions. Future GHG emissions limits may require us to incur additional capital and operational expenditures. EPA regulations limiting exhaust emissions also have become more restrictive, and the National Highway Traffic Safety Administration and the EPA have adopted new regulations that govern fuel efficiency and GHG emissions which began in 2014. Compliance with these and similar regulations could increase the cost of new fleet vehicles and increase our operating expenses. Compliance with future GHG regulations may require expenditures that could materially adversely affect our business, results of operations and financial condition.

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

The Company is in the process of a multi-year project to replace our existing work management, financial and supply chain software applications with a new suite of systems, including an enterprise resource planning (“ERP”) system for North America. We currently do not intend to replace the system being utilized by Darling Ingredients International, including at its North American facilities. The ERP system’s implementation process involves a number of risks that may adversely hinder our business operations and/or affect our financial condition and results of operations, if not implemented successfully. The ERP system’s implementation is a complex and time-consuming project that involves substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

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

We are subject to income taxes in the United States and in various other foreign jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates including potential tax reform in the United States to broaden the tax base and reduce deductions or credits, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.
An impairment in the carrying value of our goodwill or other intangible assets may have a material adverse effect on our results of operations.

As of December 31, 2016, the Company had approximately $1.2 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred. Additionally, impairment of goodwill must be tested whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. For example, a deterioration in demand for, or increases in costs for producing, a supplier’s principal products could lead to a reduction in the supplier’s output of raw materials, thus impacting the fair value of a plant processing that raw material. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

We may be subject to work stoppages at our operating facilities, which could cause interruptions in the manufacturing or distribution of our products.

While we currently have no international, national or multi-plant union contracts, as of December 31, 2016 approximately 22% of Darling’s North American employees, 27% of Rothsay’s employees and 44% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms. Rothsay agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition.

We are a party to various lawsuits, claims and loss contingencies arising in the ordinary course of business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and/or air, wastewater and storm water discharges from the Company’s processing facilities, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters. The outcome of litigation, particularly class action lawsuits, and regulatory proceedings is difficult to assess or quantify. Plaintiffs (including governmental agencies) in these types of lawsuits and proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits or proceedings may remain unknown for substantial periods of time. The costs of responding to or defending future litigation or regulatory proceedings may be significant and any future litigation or regulatory proceedings may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation or regulatory proceedings that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation or regulatory proceedings may have a material adverse effect on our business, results of operations and financial condition. For more information related to our litigation and regulatory proceedings, see Item 3. “Legal Proceedings.”

Certain U.S. multiemployer defined benefit pension plans to which we contribute are underfunded and these plans and our European pension funds may require minimum funding contributions.

We participate in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. Based upon the most currently available information, certain of these multiemployer plans are underfunded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required and the level of benefits provided by the plans. In addition, the U.S. Pension Protection Act, which went into effect in January 2008, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, our required contributions to these plans may increase in the future. Furthermore, under current law, a termination of, our voluntary withdrawal from or a mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan to which we contribute would require us to make payments to the plan for our proportionate share of such multiemployer plan’s unfunded vested liabilities. Also, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (“IRS”) may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers not contributing their allocable share of the minimum funding to the plan. Requirements to pay increased contributions, withdrawal liability and excise taxes could negatively impact our liquidity and results of operations.

In the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States.  The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements.  As a result, the solvency of EU pension funds are mostly regulated on a national level.  On December 13, 2016, the new IORP Directive (“IORP Directive II”) was published on the Official Journal of the European Union. The final version of IORP Directive II does not make substantive changes to the solvency requirements under the current IORP Directive.  The new IROP Directive recognizes in one of its recitals that changes in this area could potentially decrease the willingness of employers to provide occupational pension schemes. EU Member States now have until January 13, 2019 to implement IORP Directive II.

The insurance coverage that we maintain may not fully cover all operational risks, and if the number or severity of claims for which we are self-insured increases, if we are required to accrue or pay additional amounts because the claims prove to be more severe than our recorded liabilities, if our insurance premiums increase or if we are unable to obtain insurance at acceptable rates or at all, our financial condition and results of operations may be materially adversely affected.

We maintain property, business interruption and casualty insurance but such insurance may not cover all of the risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In the future, the types of insurance we obtain and the level of coverage we maintain may be inadequate or we may be unable to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost.

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

Media campaigns related to feed and food ingredient production present risks.

Individuals or organizations can use social media platforms to publicize inappropriate or inaccurate stories or perceptions about the feed and food ingredient production industries or our company. Such practices could cause damage to the reputations of our company and/or the feed and food ingredient production industries in general. This damage could adversely affect our financial results.

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, security systems, suppliers and customers, which could materially and adversely affect our net sales, costs and expenses and financial condition.

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

Our products, processes, methods, and equipment may infringe upon the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We maintain valuable patents, trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and consider our intellectual property to be of material value. We have in the past and may in the future be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by us or our customers. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products and thereby materially adversely affect our business, results of operations and financial condition.

The healthcare reform legislation in the United States and its implementation regulations could impact the healthcare benefits we are required to provide our employees in the United States and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”), were signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our future healthcare costs, including the contributions we are required to make to our benefit plans. In particular, the requirement that we either offer our full-time employees healthcare coverage that satisfies the ACA's affordability and minimum value standards or potentially be subject to an excise tax penalty became effective in calendar year 2015. In addition, beginning in 2016, we had to file information returns with the IRS regarding the health insurance coverage offered to our full-time employees in the prior calendar year. While we timely filed such returns in 2016, failure to file such returns in the future could expose us to reporting penalties under applicable sections of the Internal Revenue Code. These provisions could reduce our net income and adversely affect our cash flows.

President Trump has made statements suggesting he plans to repeal all or portions of the ACA, and stated that he may replace the current legislation with new legislation. There is uncertainty with respect to the impact the President’s proposals may have, including whether the proposals will encompass the full-time employee healthcare coverage requirements imposed on large employers like us, and any changes will likely take time to unfold.

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

The vote by the United Kingdom mandating its withdrawal from the EU could have an adverse affect on our business, investments and future operations in Europe.

The vote on June 23, 2016 by the United Kingdom to exit the EU, or Brexit, has created uncertainty in the global financial markets, but the eventual effects of the UK’s withdrawal from the EU on our business or our investment portfolios is uncertain at this time. The effect of Brexit on our business and investments is uncertain as negotiations commence to determine the future terms of the UK relationship with the EU. The effects of the UK’s withdrawal from the EU will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could impair the ability of Darling Ingredients International to transact business in the future in the UK, including by restricting the free travel of employees from and to the UK and through legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Furthermore, Brexit is likely to continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the UK’s future relationship with the EU are settled. These effects could have an adverse effect on our business, investments and future operations in Europe.

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

We have not paid any dividends on our common stock since January 3, 1989 and we have no current plans to do so. Our current financing arrangements permit us to pay cash dividends on our common stock within limitations defined by the terms of our existing indebtedness, including our senior secured credit facility, 5.375% senior notes due 2022 and 4.75% senior notes due

2022 and any other indentures or other financing arrangements that we enter into in the future. For example, our senior secured credit facility restricts our ability to make payments of dividends in cash if certain coverage ratios are not met. Even if such coverage ratios are met in the future, any determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, business opportunities, restrictions imposed by any of our financing arrangements, provisions of applicable law and any other factors that our board of directors determines are relevant at that point in time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, the Company's corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038.

As of December 31, 2016, the Company operates a global network of over 200 locations, including 144 production facilities, across five continents. All of the processing facilities are owned except for 14 leased facilities and the Company owns or leases a network of transfer stations. The following is a listing of a majority of the Company's operating plants as of December 31, 2016 by operating segment with a description of the plants principal process.

LOCATION	DESCRIPTION
Feed Ingredients Segment
Albertville, Alabama, United States	Bakery By-Products
Bastrop, Texas, United States	Animal By-Products
Bellevue, Nebraska, United States	Animal By-Products
Berlin, Wisconsin, United States	Animal By-Products
Blue Earth, Minnesota, United States	Animal By-Products
Blue Island, Illinois, United States	Animal By-Products
Boise, Idaho, United States	Animal By-Products
Bryan, Texas, United States	Bakery By-Products
Burgum, Netherlands	Animal By-Products
Butler, Kentucky, United States	Animal By-Products
Butler, Kentucky, United States	Bakery By-Products
Clinton, Iowa, United States	Animal By-Products
Coldwater, Michigan, United States	Animal By-Products
Collinsville, Oklahoma, United States	Animal By-Products
Dallas, Texas, United States	Animal By-Products
Dardanelle, Arkansas, United States	Animal By-Products
Denver, Colorado, United States	Animal By-Products
Des Moines, Iowa, United States	Animal By-Products
Doswell, Virginia, United States	Bakery By-Products
Dundas, Ontario, Canada	Animal By-Products
Eching, Germany	Hides
East Dublin, Georgia, United States	Animal By-Products
E. St. Louis, Illinois, United States	Animal By-Products
Ellenwood, Georgia, United States	Animal By-Products

Fresno, California, United States	Animal By-Products
Henderson, Kentucky, United States	Animal By-Products
Henderson, Kentucky, United States	Bakery By-Products
Hickson, Ontario, Canada	Animal By-Products
Honey Brook, Pennsylvania, United States	Bakery By-Products
Houston, Texas, United States	Animal By-Products
Jackson, Mississippi, United States	Animal By-Products
Kansas City, Kansas, United States	Animal By-Products
Kansas City, Missouri, United States	Hides
Lexington, Nebraska, United States	Animal By-Products
Lingen, Germany	Blood
Loenen, Netherlands	Animal By-Products
Los Angeles, California, United States	Animal By-Products
Luohe, China	Blood
Maquoketa, Iowa, United States	Blood
Marshville, North Carolina, United States	Bakery By-Products
Maryborough, Australia	Blood
Mason City, Illinois, United States	Animal By-Products
Memmingen, Germany	Hides
Mering, Germany	Animal By-Products
Moorefield, Ontario, Canada	Animal By-Products
Muscatine, Iowa, United States	Bakery By-Products
Newark, New Jersey, United States	Animal By-Products
Newberry, Indiana, United States	Animal By-Products
North Baltimore, Ohio, United States	Bakery By-Products
Omaha, Nebraska, United States	Animal By-Products
Osetnica, Poland	Animal By-Products
Paducah, Kentucky, United States	Wet Pet Food
Pocahontas, Arkansas, United States	Animal By-Products
Ravenna, Nebraska, United States	Wet Pet Food
Russellville, Kentucky, United State	Animal By-Products
San Francisco, California, United States	Animal By-Products
Sioux City, Iowa, United States	Animal By-Products
Smyrna, Georgia, United States	Animal By-Products
Son, Netherlands	Animal By-Products
Starke, Florida, United States	Animal By-Products
Suzhou, China	Blood
Tacoma, Washington, United States	Animal By-Products
Tampa, Florida, United States	Animal By-Products
Truro, Novia Scotia, Canada	Animal By-Products
Turlock, California, United States	Animal By-Products
Union City, Tennessee, United States	Animal By-Products
Usnice, Poland	Animal By-Products
Wahoo, Nebraska, United States	Animal By-Products
Watts, Oklahoma, United States	Bakery By-Products
Wichita, Kansas, United States	Animal By-Products
Winesburg, Ohio, United States	Animal By-Products
Winnipeg, Manitoba, Canada	Animal By-Products

Food Ingredients Segment
Almere, Netherlands	CTH
Amparo, Brazil	Gelatin
Angouleme, France	Gelatin
Da'an, China	Gelatin
Dubuque, Iowa, United States	Gelatin
Eindhoven, Netherlands	Fat
Elsholz, Germany	Fat
Erolzheim, Germany	Fat
Gent, Belgium	Gelatin
Girona, Spain	Gelatin
Harlingen, Netherlands	Fat
Hurlingham, Argentina	Gelatin
Ilse-Sur-La-Sorgue, France	Gelatin

Kaiping, China	Gelatin
Peabody, Massachusetts, United States	Gelatin
Presidente Epitacio, Brazil	Gelatin
Stoke-on Trent, United Kingdom	Bone
Versmold, Germany	Fat
Vuren, Netherlands	Bone
Wenzhou, China	Gelatin
Zhejiang, China	Gelatin

Fuel Ingredients Segment
Belm-Icker, Germany	Bioenergy
Butler, Kentucky, United States	Biodiesel
Denderleeuw, Belgium	Bioenergy
Jagel, Germany	Bioenergy
Rotenburg, Germany	Bioenergy
Saint-Catherine, Quebec Canada	Biodiesel
Son, Netherlands	Bioenergy

Rent expense for our leased properties was $8.1 million in the aggregate in fiscal 2016.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various lawsuits, claims and loss contingencies arising in the ordinary course of its business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and/or air, wastewater and storm water discharges from the Company's processing facilities, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year under these insurance policies and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At December 31, 2016 and January 2, 2016, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $51.9 million and $54.6 million, respectively.  The Company has insurance recovery receivables of approximately $15.9 million and $12.2 million as of December 31, 2016 and January 2, 2016, related to insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. Darling International Inc. The complaint, as subsequently amended, alleges that the Company's Fresno facility is operating without a proper use permit and seeks, among other things, injunctive relief. The complaint had at one time also alleged that the Company's Fresno facility constitutes a continuing private and public nuisance, but the plaintiff has since amended the complaint to drop these allegations. The City of Fresno was also named as a defendant in the original complaint but has since had a judgment entered in its favor and is no longer a defendant in the lawsuit; however, in December 2013 the City of Fresno filed a motion to intervene as a plaintiff in this matter. The Superior Court heard the motion on February 4, 2014, and entered an order on February 18, 2014 denying the motion. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter was scheduled for trial in July 2014; however, the parties have agreed to stay the litigation while they participate in a mediation process, which remains ongoing. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition, results of operations or cash flows.

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

	Market Price
Fiscal Quarter	High	Low
2016:
First Quarter	$13.39	$7.92
Second Quarter	$15.77	$13.02
Third Quarter	$15.78	$12.86
Fourth Quarter	$14.59	$12.91
2015:
First Quarter	$18.25	$13.81
Second Quarter	$15.99	$13.66
Third Quarter	$14.22	$10.92
Fourth Quarter	$11.75	$9.10

On February 23, 2017, the closing sales price of the Company's common stock on the NYSE was $12.82.  The Company has been notified by its stock transfer agent that as of February 23, 2017, there were 160 holders of record of the common stock.

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2017.  The agreements underlying the Company's senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index, the Dow Jones US Waste and Disposal Service Index, and the Agri-Equities Index - Tier One for the period from December 31, 2011 to December 31, 2016, assuming the investment of $100 on December 31, 2011 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company's stock price relative to the noted indices and is not necessarily indicative of future price performance.

FISCAL YEAR ENDED DECEMBER 31, 2016 PRICE/INDEX

220
200
180
160
140
120
100
80
60
196.45
194.63
168.60
161.15
156.28
161.95
160.66
155.28
154.41
146.81
146.41
136.64
139.41
135.50
116.93
117.57
113.98
107.05
100.00
97.14
79.16
12/31/11
12/29/12
12/28/13
01/03/15
01/02/16
12/31/16
DAR
DJPOL
RUSS 2K
AGRI FOOD

EQUITY COMPENSATION PLANS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 31, 2016, January 2, 2016, and January 3, 2015, and the related notes thereto.

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
	Fifty-two	Fifty-two	Fifty-three	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	December 31,	January 2,	January 3,	December 28,	December 29,
	2016	2016	2015 (j)	2013 (i)	2012 (h)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales (k)	$3,398,115	$3,397,446	$3,956,443	$1,802,268	$1,772,552
Cost of sales and operating expenses (a), (k)	2,641,734	2,654,025	3,123,171	1,339,819	1,303,727
Selling, general and administrative expenses (c)	314,005	322,574	374,580	170,825	151,713
Depreciation and amortization	289,908	269,904	269,517	98,787	85,371
Acquisition and integration costs	401	8,299	24,667	23,271	—
Operating income	152,067	142,644	164,508	169,566	231,741
Interest expense (b)	94,187	105,530	135,416	38,108	24,054
Foreign currency (gain)/loss (e)	1,854	4,911	13,548	(28,107)	—
Other (income)/expense, net, (c), (d)	3,866	6,839	(299)	3,547	(1,760)
Equity in net (income)/loss of unconsolidated subsidiary	(70,379)	(73,416)	(65,609)	(7,660)	2,662
Income from continuing operations before income taxes	122,539	98,780	81,452	163,678	206,785
Income tax expense	15,315	13,501	13,141	54,711	76,015
Net Income	$107,224	$85,279	$68,311	$108,967	$130,770
Net Income attributable to minority interests	(4,911)	(6,748)	(4,096)	—	—
Net Income attributable to Darling	$102,313	$78,531	$64,215	$108,967	$130,770
Basic earnings per common share	$0.62	$0.48	$0.39	$0.91	$1.11
Diluted earnings per common share	$0.62	$0.48	$0.39	$0.91	$1.11
Weighted average shares outstanding	164,600	165,031	164,627	119,526	117,592
Diluted weighted average shares outstanding	165,212	165,119	165,059	119,924	118,089
Other Financial Data:
Adjusted EBITDA (a), (f)	$441,975	$412,548	$434,025	$268,353	$317,112
Depreciation	212,217	186,595	185,955	66,691	57,305
Amortization	77,691	83,309	83,562	32,096	28,066
Capital expenditures (g)	243,523	229,848	228,918	118,307	115,413
Balance Sheet Data:
Working capital (l)	$441,451	$490,120	$525,211	$950,698	$158,578
Total assets (l)	4,698,017	4,760,619	5,126,547	3,244,133	1,552,416
Current portion of long-term debt (l)	23,247	45,166	54,401	19,888	82
Total long-term debt less current portion (l)	1,727,696	1,885,851	2,098,039	866,947	250,142
Stockholders’ equity attributable to Darling	1,972,994	1,870,709	1,952,990	2,020,952	1,062,436

(a)	Included in fiscal 2014 are non-cash charges for the step-up of inventory acquired in the VION Acquisition of approximately $49.8 million.

(b)
Included in interest expense for fiscal 2015 is the write-off of deferred loan costs of approximately $10.6 million related to the payoff of the euro term loan B. Included in interest expense for fiscal 2014 is a redemption premium and a write-off of deferred loan costs of approximately $27.3 million and $4.3 million, respectively. Included in interest expense for fiscal 2013 is approximately $13.0 million for bank financing fees from an unutilized bridge facility. Fiscal 2012 includes the write-off of approximately $0.7 million in deferred loan costs as a result of the final payoff on the term loan portion of the Company's previous secured credit facilities.

(c)
Included in selling, general and administrative expenses is a gain of approximately $3.1 million and included in other (income)/expense in fiscal 2016 is a gain of approximately $2.5 million for a recorded insurance settlement. Included in other (income)/expense in fiscal

2015 is a write-off of property and other costs for fire and casualty losses of approximately $3.0 million for fire and casualty losses in Canada, the Netherlands and Brazil. In addition, fiscal 2015 includes approximately $1.8 million for a legal settlement.

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

(f)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with U.S. generally accepted accounting principles (“GAAP”).  Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiaries.  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company's industry.  In addition, management believes that adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in the food ingredients and agriculture industries because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s senior secured credit facilities and senior unsecured notes that were outstanding at December 31, 2016.  The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes, as those definitions permit further adjustments to reflect certain other non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012
Net income attributable to Darling	$102,313	$78,531	$64,215	$108,967	$130,770
Depreciation and amortization	289,908	269,904	269,517	98,787	85,371
Interest expense	94,187	105,530	135,416	38,108	24,054
Income tax expense	15,315	13,501	13,141	54,711	76,015
Other, net	5,720	11,750	13,249	(24,560)	(1,760)
Equity in net (income)/loss of unconsolidated subsidiaries	(70,379)	(73,416)	(65,609)	(7,660)	2,662
Net income attributable to noncontrolling interests	4,911	6,748	4,096	—	—
Adjusted EBITDA	$441,975	$412,548	$434,025	$268,353	$317,112

(g)
Fiscal 2016, fiscal 2015 and fiscal 2012 excludes the capital assets acquired in immaterial acquisitions. Fiscal 2014 excludes the capital assets acquired as part of the VION Acquisition and the Custom Blenders acquisition of approximately $984.2 million. Fiscal 2013 excludes the capital assets acquired from Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation (“TRS”), and EV Acquisition, Inc., an Arkansas corporation (the “Terra Transaction”) and Rothsay capital assets acquired in fiscal 2013 of approximately $167.0 million.

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

(k)
Includes certain reclassifications from net sales to cost of sales and operating expenses of approximately $78.7 million and $71.1 million in fiscal 2013 and fiscal 2012, respectively to conform to fiscal 2014 through fiscal 2016 presentation.

(l)
Fiscal 2015 includes certain reclassifications for deferred loan costs from long-term assets of approximately $29.0 million to current and non-current liabilities as reduction of outstanding debt to conform with fiscal 2016 presentation of debt. The presentation impact was to reduce total assets by approximately $29.0 million, increase working capital by approximately $2.1 million, reduce current portion of long-term debt by approximately $2.1 million and reduce long-term debt less current portion by approximately $26.9 million.

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

Fiscal 2016 Overview

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, as well as the production and sale of cooking oil collection systems, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of cattle hides and hog skins in North America and cattle hides in Europe, (vi) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (vii) the provision of grease trap services to food service establishments and environmental services to food processors in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture. Blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutraceutical, food, and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 7 to the Company's Consolidated Financial Statement for the period ended December 31, 2016 included herein.

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

The Company's Fuel Ingredients segment which converts fats into renewable diesel, organic sludge and food wasted into biogas, and fallen stock into low-grade energy sources is impacted by world energy prices for oil, electricity and natural gas.

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

The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency translation, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company, forward-looking financial or operational estimates are not provided.

Results of Operations

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended January 2, 2016

Net income attributable to Darling for the fiscal year ended December 31, 2016 was $102.3 million, or $0.62 per diluted share, as compared to net income of $78.5 million, or $0.48 per diluted share, for the fiscal year ended January 2, 2016. The results for the fiscal 2016 and 2015, respectively, include the following after-tax costs:

Fiscal 2016

•	$5.6 million related to the casualty gains in the Netherlands from the recording of an insurance settlement.

Fiscal 2015

•
$8.3 million associated with the integration of VION Ingredients and Rothsay, a staff reduction in Angoulême, France and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 for VION Ingredients;

•	$10.6 million related to the write-off of deferred loan costs associated with the retirement of the Company’s European portion of its term loan B note on June 3, 2015; and

•	$4.8 million related to the non-operating casualty losses in Canada, the Netherlands and Brazil and a legal settlement.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expenses, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiary.  Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company's Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at December 31, 2016. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2016 As Compared to Fiscal 2015

	Fiscal Year Ended
(dollars in thousands)	December 31, 2016	January 2, 2016
Net income attributable to Darling	$102,313	$78,531
Depreciation and amortization	289,908	269,904
Interest expense	94,187	105,530
Income tax expense/(benefit)	15,315	13,501
Foreign currency loss/(gain)	1,854	4,911
Other expense/(income), net	3,866	6,839
Equity in net (income)/loss of unconsolidated subsidiaries	(70,379)	(73,416)
Net (loss)/income attributable to noncontrolling interests	4,911	6,748
Adjusted EBITDA (Non-GAAP)	$441,975	$412,548

Acquisition and integration-related expenses	401	8,299
Pro forma Adjusted EBITDA (Non-GAAP)	$442,376	$420,847

Foreign currency exchange impact (1)	1,980	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$444,356	$420,847

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$87,224	$88,494

(1) The average rate assumption used in this calculation was the actual fiscal average rate for the fiscal year ended December 31, 2016 of €1.00:USD$1.106 and CAD$1.00:USD$0.76 as compared to the average rate for the fiscal year ended January 2, 2016 of €1.00:USD$1.108 and CAD$1.00:USD$0.77, respectively.

For the fiscal year ended December 31, 2016, the Company generated Adjusted EBITDA of $442.0 million, as compared to $412.5 million for the year ended January 2, 2016. The increase is attributable to higher raw material volumes in the Feed and Food Ingredients segments and higher finished product prices for fats in the Feed Ingredients segment that more than offset lower protein finished product prices in the Feed Ingredients segment and lower finished product prices in the Food Ingredients segment. Additionally, lower selling, general and administrative expense due to cost reductions and offsetting gains in currency hedges primarily in the Food Ingredients segment also contributed to the increase.

On a Pro forma Adjusted EBITDA basis, the Company would have generated $442.4 million for the fiscal year ended December 31, 2016, as compared to a Pro forma Adjusted EBITDA of $420.8 million for the year ended January 2, 2016 when excluding acquisition and integration-related expenses.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 7 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

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

Finished Product Commodity Prices.

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen Index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. The Jacobsen includes reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feather meal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of other branded and value-added products, which are products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because they provide a daily indication of the Company's U.S. revenue performance against business plan benchmarks. In Europe, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During fiscal 2016, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal 2016, compared to average Jacobsen and Reuters prices for fiscal 2015 are:

	Avg. Price Fiscal 2016	Avg. Price Fiscal 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 274.51/ton	$ 334.55/ton	$ (60.04)/ton	(17.9)%
Feed Grade PM (Mid-South)	$ 300.12/ton	$ 404.54/ton	$ (104.42)/ton	(25.8)%
Pet Food PM (Mid-South)	$ 557.17/ton	$ 544.64/ton	$ 12.53/ton	2.3%
Feather meal (Mid-South)	$ 356.40/ton	$ 472.27/ton	$ (115.87)/ton	(24.5)%
BFT (Chicago)	$ 29.75/cwt	$ 27.36/cwt	$ 2.39/cwt	8.7%
YG (Illinois)	$ 23.77/cwt	$ 21.79/cwt	$ 1.98/cwt	9.1%
Corn (Illinois)	$ 3.70/bushel	$ 3.89/bushel	$ (0.19)/bushel	(4.9)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 698.00/ton	$ 607.00/ton	$ 91.00/ton	15.0%
Soy meal (CIF Rotterdam)	$ 375.00/ton	$ 391.00/ton	$ (16.00)/ton	(4.1)%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal 2016, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal 2016.

.

	Avg. Price 4th Quarter 2016	Avg. Price 3rd Quarter 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 223.24/ton	$ 325.56/ton	$ (102.32)/ton	(31.4)%
Feed Grade PM (Mid-South)	$ 281.43/ton	$ 364.37/ton	$ (82.94)/ton	(22.8)%
Pet Food PM (Mid-South)	$ 571.09/ton	$ 593.47/ton	$ (22.38)/ton	(3.8)%
Feather meal (Mid-South)	$ 356.91/ton	$ 432.57/ton	$ (75.66)/ton	(17.5)%
BFT (Chicago)	$ 30.77/cwt	$ 28.59/cwt	$ 2.18/cwt	7.6%
YG (Illinois)	$ 23.05/cwt	$ 24.01/cwt	$ (0.96)/cwt	(4.0)%
Corn (Illinois)	$ 3.58/bushel	$ 3.42/bushel	$ 0.16/bushel	4.7%
Reuters:
Palm Oil (CIF Rotterdam)	$ 752.00/ton	$ 705.00/ton	$ 47.00/ton	6.7%
Soy meal (CIF Rotterdam)	$ 360.00/ton	$ 403.00/ton	$ (43.00)/ton	(10.7)%

During the year ended December 31, 2016, net sales for the Feed Ingredients segment were $2,089.1 million as compared to $2,074.3 million for the year ended January 2, 2016, an increase of approximately $14.8 million. Net sales for fats were approximately $574.6 million and $539.8 million for the years ended December 31, 2016 and January 2, 2016. Protein net sales were approximately $769.4 million and $828.5 million for the years ended December 31, 2016 and January 2, 2016. Other rendering net sales, which include hides, pet food, and service charges, were approximately $269.1 million and $244.0 million for the years ended December 31, 2016 and January 2, 2016. Total rendering net sales were approximately $1,613.1 million and $1,612.3 million for the years ended December 31, 2016 and January 2, 2016. Used cooking oil net sales were approximately $165.1 million and $154.0 million for the years ended December 31, 2016 and January 2, 2016. Bakery net sales were approximately $220.4 million and $217.9 million for the years ended December 31, 2016 and January 2, 2016 and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $90.5 million and $90.1 million for the years ended December 31, 2016 and January 2, 2016.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales year ended January 2, 2016	$539.8	$828.5	$244.0	$1,612.3	$154.0	$217.9	$90.1	$2,074.3
Increase/(decrease) in sales volumes	41.8	83.3	—	125.1	0.7	10.4	—	136.2
Increase/(decrease) in finished product prices	(5.2)	(139.9)	—	(145.1)	10.6	(7.9)	—	(142.4)
Increase/(decrease) due to currency exchange rates	(1.8)	(2.5)	(0.7)	(5.0)	(0.2)	—	(0.1)	(5.3)
Other change	—	—	25.8	25.8	—	—	0.5	26.3
Total change	34.8	(59.1)	25.1	0.8	11.1	2.5	0.4	14.8
Net sales year ended December 31, 2016	$574.6	$769.4	$269.1	$1,613.1	$165.1	$220.4	$90.5	$2,089.1

Segment Operating Income

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2016
Net Sales	$2,089,145	$1,061,912	$247,058	$—	$3,398,115
Cost of sales and operating expenses	1,624,858	834,410	182,466	—	2,641,734
Gross Margin	464,287	227,502	64,592	—	756,381

Gross Margin %	22.2%	21.4%	26.1%	—%	22.3%

Selling, general and administrative expense	169,648	96,170	6,895	41,292	314,005
Acquisition costs	—	—	—	401	401
Depreciation and amortization	178,845	70,120	28,531	12,412	289,908
Segment operating income/ (loss)	115,794	61,212	29,166	(54,105)	152,067

Equity in net income of unconsolidated subsidiaries	467	—	69,912	—	70,379
Segment income	116,261	61,212	99,078	(54,105)	222,446

Total other expense					(99,907)
Income/ (loss) before income taxes					$122,539

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2016
Net Sales	$2,074,333	$1,094,918	$228,195	$—	$3,397,446
Cost of sales and operating expenses	1,613,402	863,562	177,061	—	2,654,025
Gross Margin	460,931	231,356	51,134	—	743,421

Gross Margin %	22.2%	21.1%	22.4%	—%	21.9%

Selling, general and administrative expense	178,624	103,301	7,264	33,385	322,574
Acquisition costs	—	—	—	8,299	8,299
Depreciation and amortization	165,854	66,817	26,711	10,522	269,904
Segment operating income/(loss)	116,453	61,238	17,159	(52,206)	142,644

Equity in net income of unconsolidated subsidiaries	1,521	—	71,895	—	73,416
Segment income	117,974	61,238	89,054	(52,206)	216,060

Total other expense					(117,280)
Income before income taxes					$98,780

Feed Ingredients operating income for fiscal year 2016 was $115.8 million, a decrease of $0.7 million as compared to fiscal year 2015. Earnings in the Feed Ingredients segment were down slightly from the prior year due to lower protein finished product prices and higher depreciation and amortization due to placing new plants into production which were offset by higher fat finished product prices and reduced selling, general and administrative expense.

Food Ingredients operating income for both fiscal year 2016 and fiscal 2015 was $61.2 million. During fiscal 2016, the gelatin business earnings reflected strong profitability in the Company's North American, South American, and European operations which offset the lower sales prices and volumes in China. The European edible fats earnings improved due to stable fat finished product prices. The Company's casing business profitability improved as compared to the same period in the prior year due to higher sales prices and volumes. Selling, general and administrative expense was reduced by $7.1 million which included $8.5 million of gains on currency hedges while depreciation and amortization increased.

Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for fiscal year 2016 was $29.2 million, an increase of $12.0 million as compared to fiscal year 2015. The increase in earnings is due to improved Rendac performance, full year productivity and higher RIN values at the Canadian biodiesel plant and increasing sales volumes and finished product pricing at Ecoson. Also contributing to the increase in earnings was lower selling, general and administrative expense and an insurance settlement on the Ecoson fire which occurred in 2015. Including the DGD Joint Venture, the Fuel Ingredients segment income for fiscal 2016 was $99.1 million, as compared to $89.1 million in the same period of fiscal 2015. The increase of $10.0 million is primarily related to the reasons listed previously but offset by the lower sales volumes reflected in the $2.0 million decrease in the income of the DGD Joint Venture.

Raw Material Processed

Raw material processed represents the quantity in metric tons of raw material collected from the Company’s various raw material suppliers. The volume of raw material processed bears a direct relationship to the volume of finished product produced and available for sale.

Overall, in fiscal year 2016, the raw material processed by the Company totaled 10.24 million metric tons. Of this amount, 7.97 million metric tons was in the Feed Ingredients segment, 1.08 million metric tons was in the Food Ingredients segment, and 1.18 million metric tons was in the Fuel Ingredients segment. As compared to fiscal year 2015, overall volumes were up approximately 5.6%, which consisted of a 7.0% increase in the Feed Ingredients segment, a 1.3% increase in the Food Ingredients segment and a 0.7% increase in the Fuel Ingredients segment. The total raw materials processed and that for the Fuel Ingredients segment excludes raw material processed at the DGD Joint Venture.

In fiscal year 2015, the raw material processed by the Company totaled 9.69 million metric tons. Of this amount, 7.45 million metric tons was in the Feed Ingredients segment, 1.07 million metric tons was in the Food Ingredients segment, and 1.17 million metric tons was in the Fuel Ingredients segment.

Gross Margin Percentages

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2016
Gross Margin %	22.2%	21.4%	26.1%	—	22.3%

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2016
Gross Margin %	22.2%	21.1%	22.4%	—	21.9%

Gross margin percentage represents the gross margin dollars (net sales less cost of sales and operating expenses) as a percentage of net sales. Overall, in fiscal year 2016, the gross margin percentage was 22.3% as compared to 21.9% in fiscal year 2015. The gross margin percentage for fiscal 2016 increased 1.8% as compared to fiscal 2015.

In the Feed Ingredients segment for both fiscal year 2016 and fiscal 2015, the gross margin percentage was 22.2%. Margins were maintained with lower protein prices being offset by higher fat prices and improved sales volumes.

In the Food Ingredients segment for fiscal year 2016, the gross margin percentage was 21.4% as compared to 21.1% for fiscal 2015. The increase is primarily due to improved margins and production efficiencies in the North American, South American, and European gelatin business. European edible fats performance normalized over the prior year due to stable sales prices. The Company's casing business profitability increased as compared to the same period in the prior year, due primarily to higher sales prices.

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2016, the gross margin percentage was 26.1% as compared to 22.4% for fiscal 2015. This increase is attributable to improved performance in the Rendac and Ecoson business units and a full year of production and higher RIN values in the Canadian biodiesel unit.

Foreign Currency

During fiscal 2016, the U.S. dollar strengthened against most of the other functional currencies used by the Company's non-domestic operations when compared to the same period in fiscal 2016. Using actual results for fiscal year 2016 and the prior year's average foreign currency rates for the fiscal 2015 would result in an increase in operating income of approximately $1.6 million. The average rates assumption used in this calculation was the actual fiscal average rate for fiscal year 2016 of €1.00:USD$1.106 and CAD$1.00:USD$0.76 as compared to the average rate for fiscal year 2015 of €1.00:USD$1.108 and CAD$1.00:USD$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $41.3 million during fiscal year 2016, a $7.9 million increase from $33.4 million during fiscal year 2015. The increase is due to an increase in outside legal expense, corporate related benefits and an offsetting gain of $4.2 million recorded in 2015 for a reduction of a liability for unclaimed property.

Acquisition and Integration Costs.  Acquisition and integration costs primarily were $0.4 million in fiscal 2016 as compared to $8.3 million in fiscal 2015. The decrease is primarily due to the termination of the Transitions Services Agreement with Maple Leaf Foods in March 2016 and the inclusion of expenses in fiscal 2015 relating to the integration of operations, systems integration and implementation of Sarbanes-Oxley Act of 2002 internal controls in connection with the VION Acquisition.

Depreciation and Amortization.  Depreciation and amortization charges increased $1.9 million to $12.4 million during fiscal year 2016 as compared to $10.5 million during fiscal year 2015.  The increase in depreciation and amortization is primarily due to the Company's ERP system depreciation.

Interest Expense. Interest expense was $94.2 million for fiscal year 2016, compared to $105.5 million for fiscal year 2015, a decrease of $11.3 million. The decrease is primarily due to the prior year charge relating to the write-off of deferred loan costs of approximately $10.6 million related to the retirement of the European term loan B and a decrease in interest expense on reduced debt outstanding in the U.S. and Canada.

Foreign Currency Gains/(Losses).  Foreign currency losses were $1.9 million during fiscal year 2016, as compared to a loss of approximately $4.9 million for fiscal year 2015. The decrease in currency losses is mainly due to a reduction in losses on non-designated foreign exchange hedge contracts related to the Company's intercompany notes.

Other Income/Expense. Other expense was $3.9 million for fiscal year 2016, compared to $6.8 million in fiscal year 2015.  The decrease in other expense for fiscal year 2016 as compared to fiscal year 2015 is primarily due to (i) a recorded insurance gain from casualty losses recorded in the Netherlands related to fire and casualty losses that occurred in late December 2015, and (ii) a decrease in expense related to the ineffective portion of the Company's product hedges that more than offset an increase in bank service charges and a reduction of interest income.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. Equity in net income in investment of unconsolidated subsidiaries primarily represents the Company's portion of the income of the DGD Joint Venture for fiscal year 2016. In fiscal year 2016, net income was $70.4 million compared to a net income of $73.4 million in fiscal year 2015.

Income Taxes. The Company recorded income tax expense of $15.3 million for fiscal year 2016, compared to $13.5 million of income tax expense recorded in fiscal year 2015, an increase of $1.8 million, which is primarily due to increased pre-tax earnings of the Company in fiscal year 2016.  The effective tax rate for fiscal year 2016 and fiscal year 2015 is 12.5% and 13.7%, respectively. The effective tax rate for fiscal year 2016 differs from the statutory rate of 35% due primarily to the biofuel tax incentives from the DGD Joint Venture, the relative mix of earnings among jurisdictions with different tax rates, and subpart

F income. The effective tax rate for fiscal year 2015 differs from the statutory rate of 35% due primarily to the biofuel tax incentives from the DGD Joint Venture, the relative mix of earnings amount jurisdictions with different tax rates, subpart F income and change in valuation allowance.

The biofuel tax incentive has expired as of the end of fiscal 2016. Accordingly, if the tax provision is not re-enacted, the Company’s effective tax rate will be significantly impacted. Excluding the biofuel tax incentive, the Company’s effective tax rate for fiscal 2016 and fiscal 2015 is 35.7% and 42.2%, respectively.

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

Fiscal 2015

•
$8.3 million associated with the integration of VION Ingredients and Rothsay, a staff reduction in Angoulême, France and the implementation of internal controls over financial reporting per the Sarbanes-Oxley Act of 2002 for VION Ingredients;

•	$10.6 million related to the write-off of deferred loan costs associated with the retirement of the Company’s European portion of its term loan B term note on June 3, 2015; and

•	$4.8 million related to the non-operating casualty losses in Canada, the Netherlands and Brazil and a legal settlement.

Fiscal 2014

•	$49.8 million related to a non-cash inventory step-up associated with the required purchase accounting for the VION Acquisition related to the portion of acquired inventory sold during the period;

•	$31.7 million related to the redemption premium and write-off of deferred loan costs associated with the retirement of the Company’s 8.5% Senior Notes on February 7, 2014;

•	$24.7 million associated with the acquisition and integration of Rothsay and VION Ingredients during the period; and

•	$12.6 million related to certain euro forward contracts entered into to hedge against foreign exchange risks related to the closing of the VION Acquisition

Non-U.S. GAAP Measures

For a discussion of the reasons why the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended January 2, 2016 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2015 As Compared to Fiscal 2014

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

As a result of the strengthened U.S. dollar, the above Pro forma Adjusted EBITDA results for the year ended January 2, 2016 would have been $469.8 million when taking into consideration the change in average foreign currency fluctuations of $49.0 million, as compared to $512.6 million for the year ended January 3, 2015, a reduction of $42.8 million.

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

Finished Product Commodity Prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal 2015, compared to average Jacobsen and Reuters prices for fiscal 2014 follow:

	Avg. Price Fiscal 2015	Avg. Price Fiscal 2014	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 334.55/ton	$ 467.81/ton	$ (133.26)/ton	(28.5)%
Feed Grade PM (Mid-South)	$ 404.54/ton	$ 555.42/ton	$ (150.88)/ton	(27.2)%
Pet Food PM (Mid-South)	$ 544.64/ton	$ 790.75/ton	$ (246.11)/ton	(31.1)%
Feather meal (Mid-South)	$ 472.27/ton	$ 700.69/ton	$ (228.42)/ton	(32.6)%
BFT (Chicago)	$ 27.36/cwt	$ 36.77/cwt	$ (9.41)/cwt	(25.6)%
YG (Illinois)	$ 21.79/cwt	$ 28.95/cwt	$ (7.16)/cwt	(24.7)%
Corn (Illinois)	$ 3.89/bushel	$ 4.23/bushel	$ (0.34)/bushel	(8.0)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 607.00/ton	$ 809.00/ton	$ (202.00)/ton	(25.0)%
Soy meal (CIF Rotterdam)	$ 391.00/ton	$ 526.00/ton	$ (135.00)/ton	(25.7)%

The following table shows the average Jacobsen and Thomson Reuters prices for the fourth quarter of fiscal 2015, compared to the average Jacobsen and Thomson Reuters prices for the third quarter of fiscal 2015.

.

	Avg. Price 4th Quarter 2015	Avg. Price 3rd Quarter 2015	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 249.29/ton	$ 354.91/ton	$ (105.62)/ton	(29.8)%
Feed Grade PM (Mid-South)	$ 334.67/ton	$ 391.55/ton	$ (56.88)/ton	(14.5)%
Pet Food PM (Mid-South)	$ 469.49/ton	$ 532.45/ton	$ (62.96)/ton	(11.8)%
Feather meal (Mid-South)	$ 367.06/ton	$ 499.12/ton	$ (132.06)/ton	(26.5)%
BFT (Chicago)	$ 21.18/cwt	$ 29.42/cwt	$ (8.24)/cwt	(28.0)%
YG (Illinois)	$ 17.86/cwt	$ 21.48/cwt	$ (3.62)/cwt	(16.9)%
Corn (Illinois)	$ 3.95/bushel	$ 3.91/bushel	$ 0.04/bushel	1.0%
Reuters:
Palm Oil (CIF Rotterdam)	$ 563.00/ton	$ 558.00/ton	$ 5.00/ton	0.9%
Soy meal (CIF Rotterdam)	$ 352.00/ton	$ 380.00/ton	$ (28.00)/ton	(7.4)%

During the year ended January 2, 2016 net sales for the Feed Ingredients segment were $2,074.3 million as compared to $2,421.5 million for the year ended January 3, 2015, a decrease of approximately $347.2 million. Net sales for fats were approximately $539.8 million and $659.0 million for the years ended January 2, 2016 and January 3, 2015. Protein net sales were approximately $828.5 million and $979.8 million for the years ended January 2, 2016 and January 3, 2015. Other rendering net sales, which include hides, pet food and service charges, were approximately $244.0 million and $274.8 million for the years ended January 2, 2016 and January 3, 2015. Total rendering net sales were approximately $1,612.3 million and $1,913.6 million for the years ended January 2, 2016 and January 3, 2015. Used cooking oil net sales were approximately $154.0 million and $190.3 million of net sales for the years ended January 2, 2016 and January 3, 2015. Bakery net sales were approximately $217.9 million and $221.7 million of net sales for the years ended January 2, 2016 and January 3, 2015, respectively, and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $90.1 million and $95.9 million for the years ended January 2, 2016 and January 3, 2015, respectively. The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales year ended January 3, 2015	$659.0	$979.8	$274.8	$1,913.6	$190.3	$221.7	$95.9	$2,421.5
Increase/(decrease) in sales volumes	28.4	34.1	—	62.5	3.1	28.3	—	93.9
Increase/(decrease) in finished product prices	(124.1)	(118.6)	—	(242.7)	(37.6)	(32.1)	—	(312.4)
Increase/(decrease) due to currency exchange rates	(23.5)	(66.8)	(34.1)	(124.4)	(1.8)	—	(0.3)	(126.5)
Other change	—	—	3.3	3.3	—	—	(5.5)	(2.2)
Total change	(119.2)	(151.3)	(30.8)	(301.3)	(36.3)	(3.8)	(5.8)	(347.2)
Net sales year ended January 2, 2016	$539.8	$828.5	$244.0	$1,612.3	$154.0	$217.9	$90.1	$2,074.3

In the above table, the increase in sales volumes for bakery is primarily due to the Custom Blenders acquisition that occurred in the fourth quarter of fiscal 2014.

Segment Operating Income

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

Gross Margin Percentages

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2016
Gross Margin %	22.2%	21.1%	22.4%	—	21.9%

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2015
Gross Margin %	23.0%	17.5%	20.2%	—	21.1%

Gross Margin % before inventory step-up	23.6%	20.4%	20.3%	—	22.3%

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

In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2015, the gross margin percentage was 22.4% as compared to 20.2% for fiscal 2014. The increase in the fuel segment margin is mainly impacted by the Company's European operation. In addition, in fourth quarter of fiscal 2015 the Company recorded revenues of approximately $7.1 million related to the blenders tax credit, which was an increase of approximately $1.6 million as compared to fiscal year 2014. Considering foreign exchange impact the Fuel Ingredients segment gross margins for fiscal year 2015 were 27.8% higher as compared to the adjusted gross margins for fiscal year 2014.

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

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at December 31, 2016. On December 31, 2016, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(7,667)
Carrying value of 5.375% Notes due 2022	$492,333

4.75 % Notes due 2022 - Denominated in euros	$543,840
Less unamortized deferred loan costs	(8,956)
Carrying value of 4.75% Notes due 2022	$534,884

Amended Credit Agreement:
Term Loan A	$120,103
Less unamortized deferred loan costs	(1,083)
Carrying value of Term Loan A	$119,020

Term Loan B	$583,500
Less unamortized deferred loan costs	(6,298)
Carrying value of Term Loan B	$577,202

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	5,280
Letters of credit issued	26,585
Availability	$968,135

Other Debt	$22,224

During fiscal 2016, the U.S. dollar strengthened as compared to the euro and weakened as compared to the Canadian dollar. Using the euro and Canadian dollar based debt outstanding at December 31, 2016 and comparing the closing balance sheet rates at December 31, 2016 to those at January 2, 2016, the U.S. dollar debt balances of euro based debt decreased by $17.0 million and the U.S. dollar debt balances of Canadian based debt increased by approximately $2.3 million, at December 31, 2016. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at December 31, 2016 of €1.00:USD$1.05600 and CAD$1.00:USD$0.742094 as compared to the closing balance sheet rate at January 2, 2016 of €1.00:USD$1.08915 and CAD$1.00:USD$0.719861, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective December 16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment extended the maturity date of the term A loans and revolving credit facility loans under the Amended Credit Agreement from September 27, 2018 to December 16, 2021, subject to a 91-day “springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date (January 6, 2021) of the term B loans. For more information regarding the Amended Credit Agreement see Note 10 of Notes to Consolidated Financial Statements included herein.

•
As of December 31, 2016, the Company had availability of $968.1 million under the revolving loan facility, taking into account an aggregate of $5.3 million outstanding borrowings and letters of credit issued of $26.6 million.

•
As of December 31, 2016, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$46.4 million and $156.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments to commence on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021, subject to a 91 day “springing” adjustment if the Term B loans are outstanding 91 days prior to the maturity date (January 6, 2021) of the Term B loans.

•
As of December 31, 2016, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €510.0 million and $16.5 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 6, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 6, 2021. The term loan B facility will mature on January 6, 2021.

•
The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.00% per annum or base rate/Canadian prime rate plus 1.00% per annum, subject to certain step-downs or step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal (a) for U.S. dollar term loans, either the base rate plus 1.50% or LIBOR plus 2.50%, and (b) for euro revolving loans, the euro interbank offered rate plus 2.75%, in each case subject to a step-down based on our total leverage ratio. For term loan B loans, the LIBOR rate cannot be less than 0.75%.

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

4.75 % Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. (the “4.75% Issuer”), a wholly-owned indirect finance subsidiary of Darling incorporated as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of The Netherlands issued and sold €515.0 million aggregate principal amount of its 4.75% Notes. The 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the “4.75% Indenture”), among the 4.75% Issuer, Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the “4.75% Trustee”) and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. For a description of the terms of the 4.75% Notes see Note 10 of Notes to Consolidated Financial Statements.

Other debt consists of Canadian and European capital lease obligations, note arrangements in Argentina, China and Japan and European and U.S. notes that are not part of the Company's Amended Credit Agreement, 5.375% Notes or 4.75% Notes.

The classification of long-term debt in the Company’s December 31, 2016 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The Company's financial covenants are effective for fiscal quarter ending April 1, 2017, which is the first full fiscal quarter after the Fourth Amendment. As of December 31, 2016, the Company believes it is in compliance with all other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

Working Capital and Capital Expenditures

On December 31, 2016, the Company had working capital of $441.5 million and its working capital ratio was 1.98 to 1 compared to working capital of $490.1 million and a working capital ratio of 2.11 to 1 on January 2, 2016.  The decrease in working capital is primarily due to the reduction in unrestricted cash as a result of excess debt payments in fiscal 2016. At December 31, 2016, the Company had unrestricted cash of $114.6 million and funds available under the revolving credit facility of $968.1 million, compared to unrestricted cash of $156.9 million and funds available under the revolving credit facility of $956.7 million at January 2, 2016.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $391.0 million and $421.0 million for the fiscal years ended December 31, 2016 and January 2, 2016, respectively, a decrease of $30.0 million due primarily to changes in operating assets and liabilities, which includes a decrease in cash used by accounts receivable of approximately $31.0 million, a decrease in cash used by inventory and prepaid expenses of approximately $19.2 million, a decrease in income taxes refundable/payable of approximately $9.6 million, a decrease in other operating cash flow of approximately $43.6 million primarily due to changes in foreign currency hedge balances, an increase in accounts payable and accrued expense of approximately $50.7 million and an increase in net income of approximately $21.9 million. Cash used by investing activities was $243.2 million during fiscal 2016, compared to $229.7 million in fiscal 2015, an increase in cash used of $13.5 million, primarily due to cash paid for capital expenditures in excess of fiscal 2015.  Net cash used by financing activities was $183.9 million during fiscal 2016, compared to $139.6 million in fiscal 2015, an increase in cash used of $44.3 million primarily due to excess payments on term loan A borrowings in fiscal 2016.

Capital expenditures of $243.5 million were made during fiscal 2016 as compared to $229.8 million in fiscal 2015, an increase of $13.7 million, or 6.0%. The Company expects to incur approximately $239.0 million in capital expenditures in fiscal 2017. Additionally, included in the planned capital projects are costs associated with the Company's initiation of a new ERP system. As of December 31, 2016, the Company had spent approximately $39.9 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The expected total cash flow impact of this project will be in the range of approximately $41.0 million to $42.0 million. These costs are expected to be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $17.5 million in fiscal 2016, $17.6 million in fiscal 2015 and $34.3 million in fiscal 2014.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal 2016, the Company has accrued approximately $9.1 million as of December 31, 2016 that it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 31, 2016.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $1.0 million in order to meet minimum pension funding requirements to its domestic plans in fiscal 2017. In addition, the Company expects to make payments of approximately $3.3 million under its foreign pension plans in fiscal 2017.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2016 and fiscal 2015 of approximately $0.6 million and $0.4 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2016 of approximately $4.7 million, as compared to $9.2 million in contributions in fiscal 2015.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, six plans have certified as critical or red zone and one have certified as endangered or yellow zone, as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate current liability of approximately $1.8 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for the completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of December 31, 2016, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $270.7 million on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. The DGD Joint Venture received $156.4 million of 2015 calendar year blenders credits from the Internal Revenue Service in April 2016. As a result, the DGD Joint Venture made debt payment of approximately $54.7 million, made dividend distributions to each partner in the amount of $25.0 million and retained the remaining amount for future capital expenditures and general DGD Joint Venture purposes.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons to 275 million gallons of renewable diesel. Final engineering and cost analysis for the project were completed during the third quarter. The estimated construction costs for the project are $190 million, which is expected to be funded by DGD Joint Venture cash flow. The DGD Joint Venture estimates completion of construction and commissioning of the project in the second quarter of 2018. The DGD Joint Venture expects to operate at full capacity throughout the expansion phase, excluding an estimated 15-to-30 days of normal downtime maintenance in 2017 and an estimated 40 days of necessary downtime for final tie-ins in 2018. The planned expansion will also include expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide.

On February 23, 2015, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2017, unless extended by agreement of the parties. As of December 31, 2016, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partner, evaluates its capital structure from time to time, including opportunities to refinance the JV Loan.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal 2016, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2017 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures related to the Company's ongoing installation activities with respect to its ERP system, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and has approximately $89.1 million remaining in its share repurchase program.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at December 31, 2016 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$1,752,723	$4,500	$15,242	$689,141	$1,043,840
Operating lease obligations (c)	146,867	39,481	66,688	26,679	14,019
Capital lease obligations (c)	2,847	1,527	1,176	144	—
Estimated interest payable (d)	379,401	79,723	158,003	129,878	11,797
Purchase commitments (e)	100,314	100,314	—	—	—
Pension funding obligation (f)	4,321	4,321	—	—	—
Other obligations	19,522	18,818	403	75	226
Total	$2,405,995	$248,684	$241,512	$845,917	$1,069,882

(a)	The above table does not reflect uncertain tax positions at December 31, 2016. The Company's uncertain tax position is approximately $4.7 million.

(b)	Represents debt obligations outstanding as of December 31, 2016. See Note 10 to the consolidated financial statements.

(c)	See Note 9 to the consolidated financial statements.

(d)	Interest payable was calculated using the current rate for the debt that was outstanding as of December 31, 2016.

(e)	Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finished product purchases.

(f)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $4.3 million in required contributions to domestic and foreign pension plans in fiscal 2017.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $54.4 million at the end of fiscal 2016.  The Company knows certain of the multiemployer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multiemployer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of December 31, 2016 relate to operating lease obligations, letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at December 31, 2016 (in thousands):

Other commercial commitments:
Standby letters of credit	$26,585
Foreign bank guarantees	10,051
Total other commercial commitments:	$36,636

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $100.3 million of commodity products, consisting of approximately $88.7 million of finished and raw material products and approximately $9.8 million of natural gas and diesel fuel and approximately $1.8 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at December 31, 2016. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2017, in accordance with U.S. GAAP.

Based upon underlying lease agreements, the Company is obligated to pay approximately $39.5 million for operating leases during fiscal 2017, which are not included in liabilities on the Company’s balance sheet at December 31, 2016.  These lease obligations are included in cost of sales or selling, general and administrative expense on the Company’s Statement of Operations as the underlying lease obligation comes due, in accordance with U.S. GAAP.

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

Inventories

The Company’s inventories are valued at the lower of cost or market.  Finished product and work in process manufacturing cost in the Feed Ingredients and Fuel Ingredients segments is calculated primarily using the first-in, first-out (FIFO) method, based upon the Company’s raw material costs, collection and factory production operating expenses, and depreciation expense on collection and factory assets.  In the Food Ingredients segment inventory cost is primarily determined based on the weighted average cost as the Food Ingredients products have a longer sell cycle. Market values of inventory are estimated at each plant location, based upon either: 1) the backlog of unfilled sales orders at the balance sheet date, or  2) unsold inventory, calculated using regional finished product prices quoted in the Jacobsen at the balance sheet date.  Estimates of market value, based upon the backlog of unfilled sales orders or upon the Jacobsen, assume that the inventory held by the Company at the balance sheet date will be sold at the estimated market finished product sales price, subsequent to the balance sheet date.  Actual sales prices received on future sales of inventory held at the end of a period may vary from either the backlog unfilled sales order price or the Jacobsen quotation at the balance sheet date.  These variances could cause actual sales prices realized on future sales of inventory to be different than the estimate of market value of inventory at the end of the period.  Inventories were approximately $330.8 million and $344.6 million at December 31, 2016 and January 2, 2016, respectively.

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

The Company’s property, plant and equipment are recorded at cost when acquired.  Depreciation expense is computed on property, plant and equipment based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group.  Buildings and improvements are depreciated over a useful life of 15 to 30 years, machinery and equipment are depreciated over a useful life of 3 to 10 years and vehicles are depreciated over a life of 3 to 8 years.  These useful life estimates have been developed based upon the Company’s historical experience of asset life utility, and whether the asset is new or used when placed in service.  The actual life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Depreciation expense was approximately $212.2 million, $186.6 million and $186.0 million in fiscal years ending December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

The Company’s intangible assets, including permits, routes, non-compete agreements, trade names and royalty, consulting and leasehold agreements are recorded at fair value when acquired.  Amortization expense is computed on these finite lived intangible assets based upon a straight line method over the estimated useful life of the assets, which is based upon a standard classification of the asset group. Collection routes are amortized over a useful life of 5 to 21 years; non-compete agreements are amortized over a useful life of 3 to 7 years; trade names with a finite life are amortized over a useful life of 4 to 15 years; royalty, consulting and leasehold agreements are amortized over the term of the agreement; and permits are amortized over a useful life of 10 to 20 years.  The actual economic life and utility of the asset may vary from this estimated life.  Useful lives of the assets may be modified from time to time when the future utility or life of the asset is deemed to change from that originally estimated when the asset was placed in service.  Intangible asset amortization expense was approximately $77.7 million, $83.3 million and $83.6 million in fiscal years ending December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2016, fiscal 2015 and fiscal 2014, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment.

The net book value of property, plant and equipment was approximately $1,515.6 million and $1,508.2 million at December 31, 2016 and January 2, 2016, respectively.  The net book value of intangible assets was approximately $711.9 million and $782.3 million at December 31, 2016 and January 2, 2016, respectively.

Goodwill Valuation

The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 29, 2016 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date. Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

Based on the Company’s annual impairment testing at October 29, 2016, October 31, 2015 and October 25, 2014, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 29, 2016, the fair value of six of the Company's nine reporting units was less than 30% in excess of its carrying value and one reporting unit (ERS Feed) was approximately 8% in excess of its carrying value, with goodwill of approximately $179.4 million on this reporting unit.  The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these six reporting units was approximately $694.7 million.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. Goodwill was approximately $1,225.9 million and $1,233.1 million at December 31, 2016 and January 2, 2016, respectively.

Self Insurance, Environmental, Legal and Tax Reserves

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self insured retentions. The Company estimates and accrues for its expected ultimate claim costs related to accidents occurring during each fiscal year and carries this accrual as a reserve until these claims are paid by the Company. In developing estimates for self insured losses, the Company utilizes its staff, a third party actuary and outside counsel as sources of information and judgment as to the expected undiscounted future costs of the claims. The Company accrues reserves related to self insurance, environmental, litigation and tax matters based on estimated undiscounted future costs. With respect to the Company’s self insurance, environmental, litigation and tax contingencies reserves, estimates of reserve liability could change if future events are different than those included in the estimates of the actuary, consultants and management of the Company. At December 31, 2016 and January 2, 2016, the reserves for self insurance, environmental, litigation and tax contingencies aggregated to approximately $51.9 million and $54.6 million, respectively. The Company has insurance recovery receivables of approximately $15.9 million and $12.2 million, respectively, related to these liabilities.

Pension Liability

The Company has retirement and pension plans covering a substantial number of its domestic and foreign employees. Most retirement benefits to employees are provided by the Company under separate final-pay noncontributory and contributory defined benefit pension plans for all salaried and hourly employees (excluding those employees covered by a union-sponsored plan), who meet service and age requirements.  Defined benefits are based principally on length of service and earnings patterns during the five years preceding retirement.  Pension expense and pension liability recorded by the Company is based upon an annual actuarial estimate provided by a third party administrator.  Factors included in estimates of current year pension expense and pension liability at the balance sheet date include estimated future service period of employees, estimated future pay of employees, estimated future retirement ages of employees, and the projected time period of pension benefit payments.  Two of the most significant assumptions used to calculate future pension obligations are the discount rate applied to pension liability and the expected rate of return on pension plan assets.  These assumptions and estimates are subject to the risk of change over time, and each factor has inherent uncertainties which neither the actuary nor the Company is able to control or to predict with certainty.  Effective January 1, 2012, the Company's Board of Directors authorized the Company to proceed with the restructuring of its domestic retirement benefit program to include the closing of Darling's domestic salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company's domestic defined contribution plans. The Company-sponsored domestic hourly union plan has not been curtailed; however, several locations of the Company-sponsored domestic hourly union plan have been curtailed as a result of collective bargaining renewals for those sites. Effective on December 31, 2015, the largest foreign defined benefit plan was terminated. As a result of the terminated plan, all future accruals ceased, representing a curtailment of the future accruals. As part of the termination, the Company's subsidiary transferred all past service benefits and all assets in the plan to a third party insurance provider as a settlement of the plan. In place of this defined benefit plan, future benefits are now being provided for through a multiemployer plan that will be accounted for as a defined contribution plan. In fiscal 2016, two additional immaterial foreign defined benefit plans that were amended and terminated resulting in curtailment and settlement gains. See Note 15 of Notes to Consolidated Financial Statements for information on the Company's domestic and foreign pension plans.

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 3.81% at December 31, 2016 and 4.13% at January 2, 2016, respectively.  The net periodic benefit cost for fiscal 2017 would increase by approximately $1.2 million if the discount rate was 0.5% lower at a weighted average of 3.31%.  The net periodic benefit cost for fiscal 2017 would decrease by approximately $1.1 million if the discount rate was 0.5% higher at a weighted average of 4.31%.

The expected rate of return on the Company’s pension plan assets is the interest rate used to calculate future returns on investment of the plan assets.  The expected return on plan assets is a long-term assumption whose accuracy can only be assessed over a long period of time.  The weighted average expected return on pension plan assets was 6.52% and 6.62% for fiscal 2016 and fiscal 2015, respectively.  During fiscal 2016, the Company’s actual return on pension plan assets was a gain of $10.1 million or approximately 7.9% of pension plan assets as compared to fiscal 2015 where the Company’s actual return on pension plan assets was a loss of $17.9 million or approximately (5.4)% of pension plan assets.

The Company has recorded a net pension liability of approximately $54.4 million and $54.3 million at December 31, 2016 and January 2, 2016, respectively.  The Company’s net pension cost was approximately $5.2 million, $6.4 million and $6.1 million for the fiscal years ending December 31, 2016, January 2, 2016 and January 3, 2015, respectively.  The projected net periodic pension expense for fiscal 2017 is expected to increase by approximately $2.0 million as compared to fiscal 2016.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 Simplifying the Test for Goodwill Impairment. This ASU amends Topic 350, Intangibles-Goodwill and Other, which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of the assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. This ASU amends Topic 805, Business Combinations, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. This ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. In order to be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. This ASU is effective for fiscal year beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. This ASU amends Topic 230, Statement of Cash Flows, which includes new guidance on the classification and presentation of restricted cash in the statement of cash flows in order to eliminate the discrepancies that currently exist in how companies present these changes. This ASU requires restricted cash to be included with cash and cash equivalents when explaining the changes in cash in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU amends Topic 230, Statement of Cash Flows, which is intended to reduce the existing diversity in practice for classifying various types of cash flows including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interest in securitizations. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU amends Topic 718, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employee' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The ASU is effective January 1, 2017. The initial adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting. This ASU amends Topic 323, Investments - Equity Method and Joint Venture, which eliminates the requirements to retrospectively apply equity method accounting when an entity increases ownership or influence in a previously held investment. The ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company has substantially completed its assessment of this ASU to identify any potential changes in the amount and timing of revenue recognition for its current contracts and the expected impact on the Company's business processes, systems and controls. Based on this initial assessment, except for possible income statement reclassifications, the Company does not expect the adoption of ASU No. 2014-09 to have a material impact on the Company's operations, cash flows and financial position. The Company is currently evaluating ASU No. 2014-09 to determine the transition method to utilize at adoption and any additional disclosures required.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices; changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the Unites States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of Bird Flu including, but not limited to H5N1 flu, BSE, PED or other diseases associated with animal origin in the United States or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; difficulties or a significant disruption in our information systems or failure to implement new systems and software successfully, including our ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At December 31, 2016, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn option contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2015 and fiscal 2016, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2017. As of December 31, 2016, the aggregate fair value of these corn option contracts was $4.2 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of December 31, 2016, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	28,304	Euro	7,270	3.46 - 4.41	$8,695
Brazilian real	66,273	U.S. dollar	18,900	3.21 - 3.92	18,900
Euro	150,394	U.S. dollar	166,377	1.05 - 1.13	166,377
Euro	10,444	Polish zloty	47,000	4.42 - 4.51	11,029
Euro	4,295	Japanese yen	505,320	114.37 - 122.50	4,536
Euro	34,337	Chinese renminbi	254,639	7.42	36,260
Euro	11,563	Australian dollar	16,700	1.44	12,211
Euro	1,405	British pound	1,200.085		1,484
Polish zloty	19,111	Euro	4,312	4.31 - 4.52	4,562
Japanese yen	14,423	U.S. dollar	135	106.54 - 107.13	135
					$264,189

The above foreign currency contracts mature within one year and include hedges on approximately $150.0 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $8.3 million and are included in other current assets and accrued expenses at December 31, 2016.

Additionally, the Company had corn options contracts that are marked to market because they did not qualify for hedge accounting at December 31, 2016.  These contracts have an aggregate fair value of less than $0.1 million and are included in current other assets and accrued expenses at December 31, 2016.

As of December 31, 2016, the Company had forward purchase agreements in place for purchases of approximately $9.8 million of natural gas and diesel fuel and approximately $1.8 million of other commitments in fiscal 2016.  As of December 31, 2016, the Company had forward purchase agreements in place for purchases of approximately $88.7 million of finished product in fiscal 2017 and years beyond.

Interest Rate Sensitivity

At December 31, 2016, the Company's fixed rate debt obligations consist of the 5.375% Notes, the 4.75% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 5.05%. As of December 31, 2016, the Company has long-term debt of approximately $0.7 billion subject to variable interest rates under the Company's Senior Secured Credit Facilities. This portion of the Company's debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company's annual interest expense by approximately $7.1 million.

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

We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (the Company) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darling Ingredients Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Darling Ingredients Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 28, 2017

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darling Ingredients Inc.:

We have audited Darling Ingredients Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Darling Ingredients Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Darling Ingredients Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 28, 2017

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2016 and January 2, 2016
(in thousands, except share and per share data)

ASSETS	December 31, 2016	January 2, 2016
Current assets:
Cash and cash equivalents	$114,564	$156,884
Restricted cash	293	331
Accounts receivable, less allowance for bad debts of $8,090 at December 31, 2016 and $9,732 at January 2, 2016	388,397	371,392
Inventories	330,815	344,583
Prepaid expenses	29,984	36,175
Income taxes refundable	7,479	11,963
Other current assets	21,770	10,460
Total current assets	893,302	931,788

Property, plant and equipment, net	1,515,575	1,508,167
Intangible assets, less accumulated amortization of $301,187 at December 31, 2016 and $252,719 at January 2, 2016	711,927	782,349
Goodwill	1,225,893	1,233,102
Investment in unconsolidated subsidiaries	292,717	247,238
Other assets	43,613	41,623
Deferred income taxes	14,990	16,352
	$4,698,017	$4,760,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,247	$45,166
Accounts payable, principally trade	180,895	149,998
Income taxes payable	4,913	6,679
Accrued expenses	242,796	239,825
Total current liabilities	451,851	441,668

Long-term debt, net of current portion	1,727,696	1,885,851
Other noncurrent liabilities	96,114	97,809
Deferred income taxes	346,134	360,681
Total liabilities	2,621,795	2,786,009

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 250,000,000 shares authorized, 167,641,415 and 167,070,983 shares issued at December 31, 2016 and January 2, 2016, respectively	1,676	1,671
Additional paid-in capital	1,499,431	1,488,783
Treasury stock, at cost; 3,028,857 and 2,335,607 shares at December 31, 2016 and January 2, 2016, respectively	(40,909)	(34,316)
Accumulated other comprehensive loss	(340,006)	(335,918)
Retained earnings	852,802	750,489
Total Darling's stockholders’ equity	1,972,994	1,870,709
Noncontrolling interests	103,228	103,901
Total stockholders’ equity	2,076,222	1,974,610
	$4,698,017	$4,760,619

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 31, 2016
(in thousands, except per share data)

	December 31, 2016	January 2, 2016	January 3, 2015
Net sales	$3,398,115	$3,397,446	$3,956,443
Costs and expenses:
Cost of sales and operating expenses	2,641,734	2,654,025	3,123,171
Selling, general and administrative expenses	314,005	322,574	374,580
Depreciation and amortization	289,908	269,904	269,517
Acquisition and integration costs	401	8,299	24,667
Total costs and expenses	3,246,048	3,254,802	3,791,935
Operating income	152,067	142,644	164,508

Other expense:
Interest expense	(94,187)	(105,530)	(135,416)
Foreign currency losses	(1,854)	(4,911)	(13,548)
Other income/(expense), net	(3,866)	(6,839)	299
Total other expense	(99,907)	(117,280)	(148,665)

Equity in net income of unconsolidated subsidiaries	70,379	73,416	65,609
Income from operations before income taxes	122,539	98,780	81,452

Income taxes	15,315	13,501	13,141

Net income	107,224	85,279	68,311

Net income attributable to noncontrolling interests	(4,911)	(6,748)	(4,096)

Net income attributable to Darling	$102,313	$78,531	$64,215

Net income per share:
Basic	$0.62	$0.48	$0.39
Diluted	$0.62	$0.48	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended December 31, 2016
(in thousands)

	December 31, 2016	January 2, 2016	January 3, 2015
Net income	$107,224	$85,279	$68,311
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(5,593)	(162,436)	(119,684)
Pension adjustments	(1,016)	4,202	(20,381)
Natural gas swap derivative adjustments	—	—	(113)
Corn option derivative adjustments	625	1,767	(1,259)
Total other comprehensive loss, net of tax	(5,984)	(156,467)	(141,437)
Total comprehensive income/(loss)	101,240	(71,188)	(73,126)
Comprehensive income attributable to noncontrolling interests	3,015	9,139	10,296
Comprehensive income/(loss) attributable to Darling	$98,225	$(80,327)	$(83,422)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 31, 2016
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 28, 2013	164,267,425	$1,653	$1,454,250	$(13,271)	$(29,423)	$607,743	$2,020,952	$—	$2,020,952
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	90,919	90,919
Net income	—	—	—	—	—	64,215	64,215	4,096	68,311
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,272)	(4,272)
Additions to noncontrolling interests	—	—	—	—	—	—	—	1,201	1,201
Pension liability adjustments, net of tax	—	—	—	—	(20,381)	—	(20,381)	—	(20,381)
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(113)	—	(113)	—	(113)
Corn option derivative adjustment, net of tax	—	—	—	—	(1,259)	—	(1,259)	—	(1,259)
Foreign currency translation adjustments	—	—	—	—	(125,884)	—	(125,884)	6,200	(119,684)
Issuance of non-vested stock	209,827	2	4,369	—	—	—	4,371	—	4,371
Stock-based compensation	—	—	9,993	—	—	—	9,993	—	9,993
Tax benefits associated with stock-based compensation	—	—	2,420	—	—	—	2,420	—	2,420
Treasury stock	(507,552)	—	—	(9,936)	—	—	(9,936)	—	(9,936)
Issuance of common stock	742,963	7	8,605	—	—	—	8,612	—	8,612
Balances at January 3, 2015	164,712,663	$1,662	$1,479,637	$(23,207)	$(177,060)	$671,958	$1,952,990	$98,144	$2,051,134
Net income	—	—	—	—	—	78,531	78,531	6,748	85,279
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,295)	(3,295)
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(87)	(87)
Pension liability adjustments, net of tax	—	—	—	—	4,202	—	4,202	—	4,202
Corn option derivative adjustment, net of tax	—	—	—	—	1,767	—	1,767	—	1,767
Foreign currency translation adjustments	—	—	—	—	(164,827)	—	(164,827)	2,391	(162,436)
Issuance of non-vested stock	261,615	3	3,788	—	—	—	3,791	—	3,791
Stock-based compensation	—	—	2,083	—	—	—	2,083	—	2,083
Tax benefits associated with stock-based compensation	—	—	(389)	—	—	—	(389)	—	(389)
Treasury stock	(834,477)	—	—	(11,109)	—	—	(11,109)	—	(11,109)
Issuance of common stock	595,575	6	3,664	—	—	—	3,670	—	3,670
Balances at January 2, 2016	164,735,376	$1,671	$1,488,783	$(34,316)	$(335,918)	$750,489	$1,870,709	$103,901	$1,974,610
Net income	—	—	—	—	—	102,313	102,313	4,911	107,224
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,688)	(3,688)
Pension liability adjustments, net of tax	—	—	—	—	(1,016)	—	(1,016)	—	(1,016)
Corn option derivative adjustment, net of tax	—	—	—	—	625	—	625	—	625
Foreign currency translation adjustments	—	—	—	—	(3,697)	—	(3,697)	(1,896)	(5,593)
Issuance of non-vested stock	341,185	3	4,128	—	—	—	4,131	—	4,131
Stock-based compensation	—	—	4,081	—	—	—	4,081	—	4,081
Tax benefits associated with stock-based compensation	—	—	(364)	—	—	—	(364)	—	(364)
Treasury stock	(693,250)	—	—	(6,593)	—	—	(6,593)	—	(6,593)
Issuance of common stock	229,247	2	2,803	—	—	—	2,805	—	2,805
Balances at December 31, 2016	164,612,558	$1,676	$1,499,431	$(40,909)	$(340,006)	$852,802	$1,972,994	$103,228	$2,076,222

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 31, 2016
(in thousands)

	December 31, 2016	January 2, 2016	January 3, 2015
Cash flows from operating activities:
Net income	$107,224	$85,279	$68,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289,908	269,904	269,517
Deferred income taxes	(11,532)	7,807	(21,216)
Loss/(gain) on sale of assets	1,744	1,311	(2,437)
Gain on insurance proceeds from insurance settlement	(356)	(561)	(1,550)
Increase/(decrease) in long-term pension liability	(430)	(4,811)	9,593
Stock-based compensation expense	10,330	8,995	20,807
Write-off deferred loan costs	528	10,633	4,330
Deferred loan cost amortization	11,171	10,155	9,949
Equity in net income of unconsolidated subsidiary	(70,379)	(73,416)	(65,609)
Distributions of earnings from unconsolidated subsidiaries	26,317	26,589	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(22,796)	8,214	982
Income taxes refundable/payable	2,839	12,377	(22,451)
Inventories and prepaid expenses	15,343	34,536	(11,194)
Accounts payable and accrued expenses	39,286	(11,449)	(31,223)
Other	(8,161)	35,396	47,363
Net cash provided by operating activities	391,036	420,959	275,172
Cash flows from investing activities:
Capital expenditures	(243,523)	(229,848)	(228,918)
Acquisitions, net of cash acquired	(8,511)	(377)	(2,094,400)
Gross proceeds from sale of property, plant and equipment and other assets	7,329	3,840	9,262
Proceeds from insurance settlement	1,537	561	1,550
Payments related to routes and other intangibles	(23)	(3,845)	(11,288)
Net cash used in investing activities	(243,191)	(229,669)	(2,323,794)
Cash flows from financing activities:
Proceeds from long-term debt	36,327	590,745	1,842,184
Payments on long-term debt	(204,428)	(609,255)	(333,762)
Borrowings from revolving credit facility	99,276	78,244	170,143
Payments on revolving credit facility	(104,028)	(166,755)	(351,589)
Net cash overdraft financing	1,071	(1,261)	4,077
Deferred loan costs	(3,879)	(17,310)	(45,223)
Issuance of common stock	188	171	416
Repurchase of common stock	(5,000)	(5,912)	—
Minimum withholding taxes paid on stock awards	(1,843)	(4,874)	(10,026)
Excess tax benefit from stock-based compensation	—	—	2,420
Addition/(deductions) of noncontrolling interest	—	(87)	1,201
Distributions to noncontrolling interests	(1,552)	(3,295)	(4,272)
Net cash provided/(used) in financing activities	(183,868)	(139,589)	1,275,569
Effect of exchange rate changes on cash flows	(6,297)	(3,601)	10,980
Net increase/(decrease) in cash and cash equivalents	(42,320)	48,100	(762,073)
Cash and cash equivalents at beginning of year	156,884	108,784	870,857
Cash and cash equivalents at end of year	$114,564	$156,884	$108,784
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(937)	$5,325	$1,340
Cash paid during the year for:
Interest, net of capitalized interest	$82,094	$78,979	$104,834
Income taxes, net of refunds	$23,220	$(3,035)	$28,315
Non-cash financing activities
Debt issued for service contract assets	$10	$2,591	$—
Contribution of assets to unconsolidated subsidiary	$2,674	$—	$—
  The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries.  As further discussed in Note 2, on January 7, 2014, the Company acquired the VION Ingredients business division (“VION Ingredients”) of VION Holding, N.V., a Dutch limited liability company (“VION”), by purchasing all of the shares of VION Ingredients International (Holding) B.V., and VION Ingredients Germany GmbH, and 60% of Best Hides GmbH (collectively, the “VION Companies”), pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION (the “VION Acquisition”). The VION Ingredients business is now conducted under the name Darling Ingredients International. The Company’s business operations is conducted through a global network of over 200 locations across five continents within three business segments, Feed Ingredients, Food Ingredients and Fuel Ingredients. Comparative segment revenues and related financial information are presented in Note 20 to the consolidated financial statements.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 31, 2016, the 52 weeks ended January 2, 2016, and the 53 weeks ended January 3, 2015.

(3)	Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

(7)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2016, 2015 and 2014 no such events occurred requiring that the Company perform testing of its long-lived assets for impairment.

(8)	Goodwill

The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 29, 2016 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date.  Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

In fiscal 2016, 2015 and 2014, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values.  Goodwill was approximately $1,225.9 million and $1,233.1 million at December 31, 2016 and January 2, 2016, respectively.  See Note 6 for further information on the Company’s goodwill.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Net Income per Common Share (in thousands, except per share data)
		December 31,			January 2,			January 3,
		2016			2016			2015
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$102,313	164,600	$0.62	$78,531	165,031	$0.48	$64,215	164,627	$0.39

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	1,329	—	—	168	—	—	806	—
Less: Pro-forma treasury shares	—	(717)	—	—	(80)	—	—	(374)	—
Diluted:
Net income attributable to Darling	$102,313	165,212	$0.62	$78,531	165,119	$0.48	$64,215	165,059	$0.39

For fiscal 2016, 2015 and 2014, respectively, 1,148,707, 790,092 and 319,240 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2016, 2015 and 2014, respectively, 758,557, 587,961 and 751,444 non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

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

Total stock-based compensation recognized in the statement of operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 was approximately $10.3 million, $9.0 million and $20.9 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $3.4 million, $3.3 million and $5.9 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow when recognized as current income tax benefit or as an operating cash flow when recognized as current income tax expense.  For the year ended December 31, 2016 and January 2, 2016, the Company recognized $0.4 million, respectively of such tax expense as a decrease in operating cash flow. For the year ended January 3, 2015, the Company recognized $2.4 million income tax benefit as an increase in financing cash flows.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company's 5.375% Senior Notes due 2022, 4.75% Senior Notes due 2022, term loans and revolver borrowings outstanding at December 31, 2016, as described in Note 10 have a fair value based on market valuation from a third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the carrying value. See Note 17 for financial instruments' fair values.

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

At December 31, 2016, the Company had corn options outstanding that qualified and were designated for hedge accounting as well as corn options and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

The Company announced in January 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The Company has related party sale transactions and loan transactions with the DGD Joint Venture.  See Note 22 for further information on the Company's related party transactions.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(18)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $3.7 million, $164.8 million and $125.9 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

(19)	Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

(20)	Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

NOTE 2.    ACQUISITIONS

On January 7, 2014, the Company acquired the VION Ingredients business division from VION purchasing shares of the VION Companies as described in Note1, pursuant to a Sale and Purchase Agreement dated October 5, 2013, as amended, between Darling and VION. The VION Ingredients business is now conducted under the name Darling Ingredients International. Darling Ingredients International is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in pharmaceuticals, food, pet food, feed, fuel, bioenergy and fertilizer. On January 7, 2014, Darling Ingredients International operated a global network of production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (bioenergy), Sonac (bone products, proteins, fats, edible fats and plasma products), Ecoson (bioenergy), Rousselot (gelatin and collagen hydrolysates), CTH (natural casings) and Best Hides (hides and skins). The purchase of the VION Companies allows the Company to have a global reach. The purchase price for the transaction was approximately€1.6 billion in cash (approximately $2.2 billion at the exchange rate of €1.00:USD$1.3605 ). The purchase price was financed through (i) borrowings under the Company’s senior secured revolving credit facility and term loan facilities; (ii) proceeds from the Company’s $874.0 million public common stock offering in the fourth quarter of fiscal 2013; and (iii) proceeds from the private offering of $500.0 million aggregate principal amount of the Company’s 5.375% Senior Notes due 2022, that closed on January 2, 2014.

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

The Company notes that the pro forma results of operations for the below acquisition has not been presented because the effect is not deemed material to revenues and net income of the Company for any fiscal period presented.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 3.    INVENTORIES

A summary of inventories follows (in thousands):

	December 31, 2016	January 2, 2016
Finished product	$156,542	$164,428
Work in process	87,284	84,474
Raw material	39,859	48,401
Supplies and other	47,130	47,280
	$330,815	$344,583

The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 31, 2016	January 2, 2016
Land	$152,949	$156,422
Buildings and improvements	464,957	448,620
Machinery and equipment	1,385,694	1,211,465
Vehicles	204,995	189,561
Aircraft	13,504	13,504
Construction in process	135,662	141,470
	2,357,761	2,161,042
Accumulated depreciation	(842,186)	(652,875)
	$1,515,575	$1,508,167

NOTE 5.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	December 31, 2016	January 2, 2016
Indefinite Lived Intangible Assets
Trade names	$51,687	$52,466
	51,687	52,466
Finite Lived Intangible Assets:
Routes	374,989	390,888
Permits	493,311	494,754
Non-compete agreements	3,638	6,996
Trade names	76,033	75,825
Royalty, consulting, land use rights and leasehold	13,456	14,139
	961,427	982,602
Accumulated Amortization:
Routes	(105,934)	(99,819)
Permits	(170,165)	(134,752)
Non-compete agreements	(1,788)	(4,628)
Trade names	(21,042)	(11,959)
Royalty, consulting, land use rights and leasehold	(2,258)	(1,561)
	(301,187)	(252,719)
Total Intangible assets, less accumulated amortization	$711,927	$782,349

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2016 and fiscal 2015 by approximately $27.7 million and $7.7 million, respectively as a result of asset retirements. Amortization expense for the three years ended December 31, 2016, January 2, 2016 and January 3, 2015, was approximately $77.7 million, $83.3 million and $83.6 million, respectively. Amortization expense for the next five fiscal years is estimated to be $75.4 million, $73.0 million, $71.8 million, $71.3 million and $70.8 million.

NOTE 6.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 3, 2015
Goodwill	$863,508	$346,153	$126,672	$1,336,333
Accumulated impairment losses	(15,914)	—	—	(15,914)
	847,594	346,153	126,672	1,320,419
Goodwill acquired during year	(259)	—	521	262
Foreign currency translation	(50,452)	(22,768)	(14,359)	(87,579)
Balance at January 2, 2016
Goodwill	812,797	323,385	112,834	1,249,016
Accumulated impairment losses	(15,914)	—	—	(15,914)
	796,883	323,385	112,834	1,233,102
Goodwill acquired during year	827	—	2	829
Foreign currency translation	(3)	(6,377)	(1,658)	(8,038)
Balance at December 31, 2016
Goodwill	813,621	317,008	111,178	1,241,807
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$797,707	$317,008	$111,178	$1,225,893

Certain of the Company's rendering facilities are highly dependent on one or few suppliers.  It is reasonably possible that certain of those suppliers could cease their operations or choose a competitor’s services, which could have a significant impact on these facilities.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2016, fiscal 2015 and fiscal 2014, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value pursuant to a quantitative assessment completed as of October 29, 2016, October 31, 2015 and October 24, 2014, respectively.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that were acquired in the VION Acquisition that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	December 31, 2016	December 31, 2015
Assets:
Total current assets	$268,734	$261,444
Property, plant and equipment, net	354,871	356,230
Other assets	12,164	3,034
Total assets	$635,769	$620,708
Liabilities and members' equity:
Total current portion of long term debt	$17,023	$62,023
Total other current liabilities	23,200	19,935
Total long term debt	53,753	86,819
Total other long term liabilities	418	380
Total members' equity	541,375	451,551
Total liabilities and member's equity	$635,769	$620,708

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues:
Operating revenues	$527,670	$475,934	$487,834
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	353,222	298,946	324,557
Depreciation, amortization and accretion expense	27,821	19,714	18,186
Operating income	146,627	157,274	145,091
Other income	551	120	82
Interest and debt expense, net	(7,354)	(13,604)	(17,640)
Net income	$139,824	$143,790	$127,533

As of December 31, 2016, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $270.7 million on the consolidated balance sheet and has recorded approximately $69.9 million, $71.9 million and $63.8 million in equity net income in the unconsolidated subsidiary for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. Biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing 0.1% diesel fuel. As a blender, the DGD Joint Venture has recorded approximately, $160.6 million, $156.6 million and $126.0 million in blender credits, for its fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. These blenders credits were recorded by the DGD Joint Venture as a reduction of total costs and expenses in the above table. In fiscal 2015 and fiscal 2014, the DGD Joint Venture booked all blenders tax credits in the fourth quarter. In addition, for each of the years ended December 31, 2016 and January 2, 2016, the Company received $25.0 million in dividend distributions from the DGD Joint Venture and subsequent to December 31, 2016, the Company received a $25.0 million dividend distribution from the DGD Joint Venture.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2016	January 2, 2016
Compensation and benefits	$83,355	$79,087
Utilities and sewage	16,446	16,671
Accrued income, ad valorem, and franchise taxes	19,179	13,711
Reserve for self insurance, litigation, environmental and tax matters (Note 19)	12,479	13,643
Medical claims liability	5,070	3,807
Accrued operating expenses	55,128	50,953
Accrued interest payable	15,961	16,060
Other accrued expense	35,178	45,893
	$242,796	$239,825

NOTE 9.    LEASES

The Company leases 14 processing plants and storage locations, land surrounding certain processing plants, three office locations under operating leases and a portion of its transportation equipment under operating and capital leases.  Leases are noncancellable and expire at various times through the year 2066.  Minimum rental commitments under noncancellable leases as of December 31, 2016, are as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2017	$39,481	$1,527
2018	35,653	891
2019	31,035	285
2020	19,258	144
2021	7,421	—
Thereafter	14,019	—
	$146,867	$2,847
Less amounts representing interest		(145)
Capital lease obligations included in current and long-term debt		$2,702

Rent expense was approximately $43.6 million, $41.5 million and $41.0 million, for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

The Company's capital lease assets are included in property, plant and equipment and the capital lease obligations are included in the Company's current and long-term debt obligations on the consolidated balance sheet.

NOTE 10.    DEBT

Debt consists of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2016	January 2, 2016
Amended Credit Agreement:
Revolving Credit Facility ($5.3 million denominated in euro at December 31, 2016 and $9.4 million denominated in CAD at January 2, 2016)	$5,280	$9,358
Term Loan A ($76.9 million and $97.1 million denominated in CAD at December 31, 2016 and January 2, 2016, respectively)	120,103	277,181
Less unamortized deferred loan costs	(1,083)	(1,552)
Carrying value Term Loan A	119,020	275,629

Term Loan B	583,500	589,500
Less unamortized deferred loan costs	(6,298)	(7,774)
Carrying value Term Loan B	577,202	581,726

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(7,667)	(8,952)
Carrying value 5.375% Senior Notes due 2022	492,333	491,048

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	543,840	560,912
Less unamortized deferred loan costs - Denominated in euro	(8,956)	(10,705)
Carrying value 4.75% Senior Notes due 2022	534,884	550,207

Other Notes and Obligations	22,224	23,049
	1,750,943	1,931,017
Less Current Maturities	23,247	45,166
	$1,727,696	$1,885,851

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU amends ASC (Subtopic 835-30), Interest - Imputation of Interest. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. On January 3, 2016, the Company adopted this standard as a change in accounting principal on a retrospective basis. As of December 31, 2016 and January 2, 2016, the Company has presented debt issuance costs related to the Company's term loans and senior notes, previously reported in other assets, as direct deductions from the carrying amount of the debt liability. In addition, the Company has presented the debt issuance costs related to the Company's amended credit agreement as a deferred asset within other assets as permitted by ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which was issued in August 2015. Upon adoption of ASU No. 2015-03, other assets of approximately $29.0 million were reclassified as a deduction from the carrying value of the recognized debt liability at January 2, 2016.

As of December 31, 2016, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$103.6 million. See below for discussion relating to the Company's debt agreements. In addition, at December 31, 2016, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$1.4 million and CAD$1.3 million, respectively.

As of December 31, 2016, the Company had outstanding debt under the Company's 4.75% Senior Notes due 2022 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at December 31, 2016, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.4 million and €0.2 million, respectively.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Effective December 16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment (i) extended the maturity date of the term A loans and revolving credit facility loans under the Amended Credit Agreement from September 27, 2018 to December 16, 2021, subject to a 91-day “springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date (January 6, 2021) of the term B loans; (ii) reset the amortization schedule of the term A loans to their original schedule; (iii) adjusted the applicable margin pricing grid on borrowings under the term A Loan and revolving credit facility which adjusts based on the Company’s total leverage ratio as set forth in the Amended Credit Agreement; (iv) eliminated the secured leverage ratio financial maintenance covenant so that from and after the effective date of the Fourth Amendment the Company’s financial covenants consist of maintaining of total leverage ratio not to exceed 5.50 to 1.00 and maintaining an interest coverage ratio of not less than 3.00 to 1.00; (v) modified certain of the negative covenants to include a senior leverage ratio incurrence-based test and to increase the allowances for certain actions, including debt, investments and restricted payments; and (vi) made other updates and changes.

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.65 billion comprised of (i) the Company's $350.0 million term loan A facility (ii) the Company's $1.3 billion term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $150.0 million of which will be available for a letter of credit sub-facility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $500.0 million of the revolving loan facility is available to be borrowed by (x) Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, (y) Darling Canada in Canadian dollars and (z) Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”) and CTH Germany GmbH (“CTH”) in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender. The revolving loan facility and term loan A facility will mature on December 16, 2021, subject to a 91-day “springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date (January 6, 2021) of the term B loans. The revolving loan facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

On June 3, 2015, the Company refinanced €504.9 million of the outstanding euro borrowings under the term loan B facility (the “Euro Term Loan B”) using the proceeds from the 4.75% Senior Notes due 2022. As a result of the refinance, the Company incurred a charge of approximately $10.6 million from the write-off of deferred loan costs related to Euro Term Loan B.

The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.00% per annum or base rate/Canadian prime rate plus 1.00% per annum, subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal (a) for U.S. dollar term loans, either the base rate plus 1.50% or LIBOR plus 2.50%, and (b) for euro revolver loans, the euro interbank offered rate plus 2.75%, in each case subject to a step-down based on Darling’s total leverage ratio. For term loan B loans, the LIBOR rate shall not be less than 0.75%.

As of December 31, 2016, the Company had $43.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.00% per annum for a total of 2.77% per annum. The Company had $583.5 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.27% per annum. The Company had CAD$103.6 million outstanding under the term loan A Facility at CDOR plus a margin of 2.00% per annum for a total of 3.0247% per annum. The Company had €5.0 million outstanding under the revolver at LIBOR plus a margin of 2.00% per annum for a total of 2.00% per annum. As of December 31, 2016, the Company had availability of $968.1 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $26.6 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $10.1 million at December 31, 2016. In addition, the Company capitalized $4.8 million of deferred loan costs in fiscal year 2016 in connection with the Fourth Amendment.

The Amended Credit Agreement contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The Amended Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on Darling and its restricted subsidiaries, (b) certain negative covenants that generally prohibit, subject to various

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

exceptions, Darling and its restricted subsidiaries from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends and engaging in mergers and consolidations, sale and leasebacks and asset dispositions, (c) financial covenants, which include a maximum total leverage ratio and a minimum interest coverage ratio and (d) customary events of default (including a change of control) for financings of this type. Obligations under the Senior Secured Credit Facilities may be declared due and payable upon the occurrence and during the continuance of customary events of default.

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Corporation, a wholly-owned subsidiary of Darling, issued $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the “5.375% Notes”) pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the “Original 5.375% Indenture”), among Darling Escrow Corporation, the subsidiary guarantors party thereto from time to time, and U.S. Bank National Association, as trustee (the “5.375% Trustee”). On January 8, 2014, Darling Escrow Corporation merged with and into Darling and entered into a supplemental indenture with Darling, the subsidiary guarantors party thereto and the 5.375% Trustee (the “Supplemental 5.375% Indenture,” and together with the Original 5.375% Indenture, the “5.375% Indenture”), pursuant to which Darling assumed all obligations under the 5.375% Notes and the 5.375% Indenture. Darling and the 5.375% Guarantors completed a registered exchange offer for the 5.375% Notes under the Securities Act during the third quarter of 2014. Darling used a portion of the proceeds from the offering of the 5.375% Notes to pay certain fees and expenses (including bank fees and expenses) related to the offering and the financing of its acquisition of its Darling Ingredients International business from VION and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018. Darling used the remaining proceeds of the 5.375% Notes to pay certain other fees and expenses related to the completion of the VION Acquisition and its related financings, to repay a portion of the borrowings under its revolving credit facility used to fund a portion of the consideration for the VION Acquisition and for general corporate purposes.

The 5.375% Notes will mature on January 15, 2022. Darling pays interest on the 5.375% Notes on January 15 and July 15 of each year, commencing on July 15, 2014. Interest on the 5.375% Notes accrues at a rate of 5.375% per annum and is payable in cash. The 5.375% Notes are guaranteed on an unsecured senior basis by all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivables entity) that guarantee the Senior Secured Credit Facilities (the “5.375% Guarantors”). The 5.375% Notes and the guarantees thereof are senior unsecured obligations of Darling and the 5.375% Guarantors and rank equally in right of payment to all of Darling's and the 5.375% Guarantors' existing and future senior unsecured indebtedness. The 5.375% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make distributions or repurchases of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling's subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets.

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

The 4.75% Notes will mature on May 30, 2022. The 4.75% Issuer pays interest on the 4.75% Notes on May 30 and November 30 of each year, commencing on November 30, 2015. Interest on the 4.75% Notes accrues from June 3, 2015 at a rate of 4.75% per annum and is payable in cash. The 4.75% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than any foreign subsidiary, the 4.75% Issuer or any

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

receivables entity) that guarantee the Senior Secured Credit Facilities (collectively “4.75% Guarantors”). The 4.75% Notes and the guarantees thereof are senior unsecured obligations of the 4.75% Issuer and the 4.75% Guarantors and rank equally in right of payment to all of the 4.75% Issuer's and the 4.75% Guarantors' existing and future senior unsecured indebtedness. The 4.75% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries (including the 4.75% Issuer) to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchases of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or certain other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling's subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all of substantially all of Darling's assets.

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

The Company's financial covenants are effective for fiscal quarter ending April 1, 2017, which is the first full fiscal quarter after the Fourth Amendment. As of December 31, 2016, the Company believes it is in compliance with all other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

Maturities of long-term debt at December 31, 2016 follow (in thousands):

Contractual Debt Payment
2017	$24,758
2018	7,105
2019	9,661
2020	129,832
2021	559,525
thereafter	1,044,066
$1,774,947

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2016	January 2, 2016
Accrued pension liability (Note 15)	$53,152	$53,220
Reserve for self insurance, litigation, environmental and tax matters (Note 19)	41,251	42,778
Other	1,711	1,811
	$96,114	$97,809

NOTE 12.    INCOME TAXES

U.S. and foreign income from operations before income taxes are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2016	January 2, 2016	January 3, 2015
United States	$48,869	$50,473	$58,972
Foreign	73,670	48,307	22,480
Income from operations before income taxes	$122,539	$98,780	$81,452

Income tax expense attributable to income from continuing operations before income taxes consists of the following (in thousands):

	December 31, 2016	January 2, 2016	January 3, 2015
Current:
Federal	$65	$(21,775)	$1,134
State	(332)	411	(884)
Foreign	27,992	29,871	24,770
Total current	27,725	8,507	25,020
Deferred:
Federal	(8,056)	13,057	886
State	(649)	(1,521)	1,235
Foreign	(3,705)	(6,542)	(14,000)
Total deferred	(12,410)	4,994	(11,879)
	$15,315	$13,501	$13,141

Income tax expense for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	December 31, 2016	January 2, 2016	January 3, 2015
Computed "expected" tax expense	$42,888	$34,573	$28,508
Change in valuation allowance	1,039	4,421	5,420
Deferred tax on unremitted foreign earnings	2,546	4,848	1,956
Sub-Part F income	6,159	4,923	3,786
Foreign rate differential	(9,982)	(5,653)	(9,754)
Biofuel tax incentives	(28,435)	(28,143)	(22,546)
Non-deductible transaction costs	—	—	4,107
Other, net	1,100	(1,468)	1,664
	$15,315	$13,501	$13,141

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and January 2, 2016 are presented below (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2016	January 2, 2016
Deferred tax assets:
Loss contingency reserves	$11,998	$11,961
Employee benefits	9,586	9,383
Pension liability	18,200	17,714
Intangible assets amortization, including taxable goodwill	2,317	2,947
Net operating losses	119,602	99,534
Inventory	8,523	7,934
Other	13,583	16,621
Total gross deferred tax assets	183,809	166,094
Less valuation allowance	(20,150)	(22,209)
Net deferred tax assets	163,659	143,885

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(189,233)	(182,748)
Property, plant and equipment depreciation	(207,729)	(209,925)
Investment in DGD Joint Venture	(47,607)	(46,239)
Tax on unremitted foreign earnings	(49,196)	(48,106)
Other	(1,038)	(1,196)
Total gross deferred tax liabilities	(494,803)	(488,214)
Net deferred tax liability	$(331,144)	$(344,329)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$14,990	$16,352
Non-current deferred tax liability	(346,134)	(360,681)
Net deferred tax liability	$(331,144)	$(344,329)

At December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $193.2 million, which begin to expire in 2019 through 2036.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of approximately $4.9 million of the federal net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses. The Company had approximately $172.6 million of net operating loss carryforwards for state income tax purposes, which expire in 2019 through 2036. Also at December 31, 2016, the Company had U.S. foreign tax credit carryforwards of approximately $2.2 million and state tax credit carryforwards of approximately $1.0 million. The Company had foreign net operating loss carryforwards of about $168.3 million, $84.1 million of which expire in 2017 through 2036 and $84.2 million of which can be carried forward indefinitely. As of December 31, 2016, the Company had a valuation allowance of $4.8 million due to uncertainties in respect to its ability to utilize its U.S. (federal and state) net operating loss and tax credit carryforwards before they expire. The Company also had a valuation allowance of $15.4 million due to uncertainties in its ability to utilize foreign net operating loss carryforwards and other foreign deferred tax assets.

At December 31, 2016, the Company had unrecognized tax benefits of approximately $4.7 million. An indemnity receivable of $3.0 million has also been recorded in respect to the VION Acquisition. There was no material income statement activity in fiscal 2016 in respect to unrecognized tax benefits. All of the unrecognized tax benefits would favorably impact the Company's effective tax rate if recognized. The Company believes it is reasonably possible that unrecognized tax benefits could change by $1.7 million in the next twelve months. The possible change in unrecognized tax benefits relates to the expiration of certain statutes of limitation and the possible settlement of an ongoing income tax audit. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2016, interest and penalties related to unrecognized tax benefits were $1.5 million. These interest and penalties related to the unrecognized tax benefits from the VION Acquisition and were primarily recorded in purchase accounting.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2016	January 2, 2016
Balance at beginning of Year	$5,604	$8,130
Change in tax positions related to prior years	99	(1,953)
Expiration of the Statute of Limitations	(1,036)	(573)
Balance at end of year	$4,667	$5,604

In fiscal 2016, the Company's major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany and the Netherlands. The Company is currently subject to federal and state examinations in the U.S. for tax years 2012 through 2014. The Company is also subject to regular examination by various foreign tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's major jurisdictions is open for varying periods, but is generally closed through the 2010 tax year.

Prior to fiscal 2014, the Company did not have significant operations outside of the U.S. During fiscal 2013, the Company began operations in Canada through the Rothsay Acquisition. During fiscal 2014, the Company began operations in the other major taxing jurisdictions through the VION Acquisition. The Company generally expects to indefinitely reinvest the earnings of its foreign subsidiaries outside the U.S. and has not provided deferred income taxes on the accumulated earnings of its foreign subsidiaries except for the accumulated earnings of certain joint venture companies. At December 31, 2016, the amount of undistributed foreign subsidiary earnings indefinitely reinvested outside of the U.S. for which no U.S. deferred incomes taxes have been provided is approximately $71.8 million. It is not practicable to determine the deferred tax liability related to these undistributed earnings.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. As of December 31, 2016, the Company has approximately $89.1 million remaining under the share repurchase program approved in August 2015.

On May 8, 2012, the shareholders approved the Company's 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”).  The 2012 Omnibus Plan replaced the Company's 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”) for future grants. Under the 2012 Omnibus Plan, the Company can grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 11,066,544 common shares available under the 2012 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2012 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2012 Omnibus Plan.  The 2012 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2012 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2012 Omnibus Plan.  The Committee has adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company's key employees, as a subplan under the terms of the 2012 Omnibus Plan.  The principal purpose of the LTIP is to encourage the Company's executives to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by executives. At December 31, 2016, the number of common shares available for issuance under the 2012 Omnibus Plan was 4,566,505.

For fiscal 2015 and 2014, the Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP to certain of the Company's key employees, including the Chief Executive Officer and other executive officers, and such restricted stock and stock options were issued only if predetermined financial

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

objectives were met by the Company.  The Company met the financial objectives for fiscal 2015 and fiscal 2014 and those shares and options were issued in accordance with the terms of the LTIP.

Beginning in fiscal 2016, a shift was made in the LTIP from backward-looking performance-based restricted stock and stock options to a combination of (i) annual, overlapping grants of performance share units (“PSUs”) tied to a three-year, forward-looking performance metric and (ii) annual stock option grants that vest 33.33% on the first, second and third anniversaries of grant; provided that a small portion of fiscal 2016 LTIP value was granted as one-time, non-incremental transition PSUs to facilitate the switch to a forward-looking program, with these grants tied to a two-year, forward-looking performance metric. See “Stock Option Awards” and “Fiscal 2016 LTIP PSU Awards” below for more information regarding the stock options and PSU awards, respectively, under the 2016 LTIP.

The following is a summary of stock-based compensation awards granted during the years ended December 31, 2016, January 2, 2016 and January 3, 2015.

Stock Option Awards. Stock options to purchase Darling common shares are granted by the Committee to certain of the Company's employees as part of the Company's LTIP under the 2012 Omnibus Plan. For the options granted under the fiscal 2015 LTIP and fiscal 2014 LTIP, the exercise price was equal to the market value of Darling common shares on the close of the trading day immediately preceding the grant date, and such options vest 25 percent upon grant and 25 percent each of the first three anniversary dates of the grant thereafter. The Company met the requisite performance measure under the 2015 LTIP, accordingly, in accordance with the terms of the 2015 LTIP, the Company granted 452,878 stock options to participants on March 7, 2016. For the options granted under the fiscal 2016 LTIP, the exercise price was equal to the closing price of Darling common shares on the date of grant, which was February 25, 2016, and such options vest 33.33% on the first, second and third anniversaries of the grant. The Company granted 1,094,306 stock options under the 2016 LTIP. During fiscal 2016, 2015 and 2014 only nonqualified stock options were issued and none of the options were incentive stock options. The Company’s stock options granted under the 2012 Omnibus Plan generally terminate 10 years after date of grant.

A summary of all stock option activity as of December 31, 2016 and changes during the year ended is as follows:

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 28, 2013	906,251	$9.97	5.0 years
Granted	163,078	19.94
Exercised	(343,550)	6.18
Forfeited	(29,603)	16.89
Expired	—	—
Options outstanding at January 3, 2015	696,176	13.88	6.2 years
Granted	422,386	14.76
Exercised	(131,653)	4.13
Forfeited	(136,177)	16.68
Expired	—	—
Options outstanding at January 2, 2016	850,732	15.38	7.7 years
Granted	1,547,184	9.53
Exercised	(28,000)	6.71
Forfeited	(4,000)	16.20
Expired	—	—
Options outstanding at December 31, 2016	2,365,916	$11.65	8.4 years
Options exercisable at December 31, 2016	715,833	$15.18	6.8 years

The fair value of each stock option grant under the Company's stock option plan was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2016, 2015 and 2014.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Weighted Average	2016	2015	2014
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.35%	1.82%	1.77%
Expected term	5.76 years	5.75 years	5.75 years
Expected volatility	34.4%	38.0%	43.7%
Fair value of options granted	$3.34	$5.59	$8.93

The expected lives for options granted during fiscal 2016, 2015 and 2014 were computed using the simplified method since the current option plans historical exercise data has not provided a reasonable basis for estimating the expected term for the current option grants.

At December 31, 2016, $13.6 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.4 years.

For the year ended December 31, 2016, the amount of cash received from the exercise of options was approximately $0.2 million and the related tax benefit was less than $0.1 million. For the year ended January 2, 2016, the amount of cash received from the exercise of options was approximately $0.2 million and the related tax benefit was approximately $0.4 million. For the year ended January 3, 2015 the amount of cash received from the exercise of options was approximately $0.4 million and the related tax benefits were approximately $1.2 million. The total intrinsic value of options exercised for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 was approximately $0.2 million, $1.4 million and $4.5 million, respectively.  The fair value of shares vested for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 was approximately $8.3 million, $7.5 million and $19.6 million, respectively.  At December 31, 2016, the aggregate intrinsic value of options outstanding was approximately $5.4 million and the aggregate intrinsic value of options exercisable was approximately $0.3 million.

Non-Vested Stock, Restricted Stock Unit and Performance Share Unit Awards. The Company has in the past granted non-vested stock and restricted stock unit (RSU) awards to certain of the Company's employees as part of the LTIP under the 2012 Omnibus Plan, and beginning in 2016, the Company grants performance share unit awards as part of the LTIP. In addition, the Company has granted performance share unit awards, individual non-vested stock and RSU awards to key employees from time to time at the discretion of the Committee. Non-vested stock is generally granted to U.S. based employees, and generally vests 25 percent upon grant and 25 percent each of the first three anniversary dates of the grant thereafter. RSUs are generally granted to foreign based employees, with each RSU equivalent to one share of common stock and payable upon vesting in an equivalent number of shares of Darling common stock. Generally, all RSU awards vest 25 percent upon grant and 25 percent each of the first three anniversary dates of the grant thereafter. Generally, upon termination of employment (voluntary or with cause), non-vested stock, RSUs and discretionary performance share awards that have not vested are forfeited. Upon, death, disability or qualifying retirement, a pro-rata portion of the unvested non-vested and RSU awards will vest and be payable. Under the 2015 LTIP, the Company met the requisite performance measure, accordingly, in accordance with the 2015 LTIP, the Company granted 454,916 shares of nonvested stock and 147,390 restricted stock units in the first quarter of fiscal 2016.

In connection with the closing of the VION Acquisition, in January 2014, the Company made awards of Performance Share Units (“2014 PSUs”) and common stock under the Company’s 2012 Omnibus Plan to certain of the Company’s key employees selected by the Committee. The awards covered an aggregate of 975,000 shares of the Company’s common stock. For North American-based executives, each award was in the form of 2014 PSUs for a specified number of shares of common stock of the Company. For European-based executives, each award was in the form of a combination of fully vested shares (representing 25% of the total award given to the European-based executives), and 2014 PSUs for a specified number of shares common stock of the Company (representing the other 75% of the award). On January 7, 2014, the Company issued 118,750 fully vested shares that were granted to the European-based executives. the 2014 PSUs were to vest in three equal installments on the first, second and third anniversaries of the closing of the VION Acquisition based on attainment of specified levels of adjusted EBITDA for the Company and/or Darling Ingredients International for fiscal years 2014, 2015 and 2016, respectively. If the target level of adjusted EBITDA for the fiscal year for both the Company and/or Darling Ingredients International was not achieved (subject to a near miss provision contained in the award agreements that provides for a portion of the shares to be paid out under certain circumstances), the installment for the related vesting date was forfeited. The performance target was achieved for 2014, and accordingly a total of 252,087 shares were paid out to the participants in March

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

2015; however, the requisite performance targets were not achieved for 2015 and 2016, so therefore the final two installments of the 2014 PSUs award were forfeited by each of the participants in the first quarter of fiscal 2016 and fiscal 2017 after it was determined that the performance targets for 2015 and 2016 were not achieved.

A summary of the Company’s non-vested stock, restricted stock unit and performance share unit awards as of December 31, 2016, and changes during the year ended is as follows:

	Non-Vested, RSU and PSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 28, 2013	821,207	$14.93
Shares granted	1,436,658	20.73
Shares vested	(861,772)	16.43
Shares forfeited	(138,920)	19.90
Stock awards outstanding January 3, 2015	1,257,173	19.98
Shares granted	524,225	14.47
Shares vested	(714,626)	17.91
Shares forfeited	(32,581)	19.65
Stock awards outstanding January 2, 2016	1,034,191	18.63
Shares granted	602,306	12.11
Shares vested	(413,654)	15.11
Shares forfeited	(241,582)	20.86
Stock awards outstanding December 31, 2016	981,261	$15.56

Fiscal 2016 LTIP PSU Awards. On February 25, 2016, the Committee granted 664,120 PSUs under the Company's 2016 LTIP, 511,120 of which are tied to a three-year, forward-looking performance metric and 153,000 of which are tied to a two-year forward-looking performance metric, with the earned award to be determined in the first quarter of fiscal 2018 and fiscal 2019, respectively, after the final results for the relevant performance period are determined. The PSUs were granted at target level; however, actual awards may vary between 0% and 225% of the target number of PSUs, depending on the performance level achieved. In addition, the number of PSUs earned may be reduced (up to 30%) or increased (capped at the maximum payout) based on the Company's total shareholder return (TSR) over the performance period. In addition, certain of the PSUs have a two-year holding requirement after vesting before the PSUs are settled in shares of the Company's Common Stock.

The fair value of each 2016 LTIP PSU award under the Company's 2016 LTIP was estimated on the date of grant using a Monte Carlo model with the following weighted average assumptions for fiscal 2016, except for the illiquidity discount, which only pertains to the 2016 LTIP PSU's with a holding period requirement.

Weighted Average	2016
Expected dividend yield	0.0%
Risk-free interest rate	0.80%
Expected term	2.62 years
Expected volatility	29.3%
Illiquidity discount	16.1%

A summary of the Company’s 2016 LTIP PSU awards as of December 31, 2016, and changes during the year ended is as follows:

	LTIP PSU Shares	Weighted Average Grant Date Fair Value
LTIP PSU awards outstanding January 2, 2016	—	$—
Granted	664,120	7.17
Vested	—	—
Forfeited	—	—
LTIP PSU awards outstanding December 31, 2016	664,120	$7.17

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Nonemployee Director Restricted Stock and Restricted Stock Unit Awards.  On February 24, 2011, the Company's Board of Directors approved an Amended and Restated Non-Employee Director Restricted Stock Award Plan (the “Director Restricted Stock Plan”) pursuant to and in accordance with the 2004 Omnibus Plan in order to attract and retain highly qualified persons to serve as non-employee directors and to more closely align such directors' interests with the interests of the stockholders of the Company by providing a portion of their compensation in the form of Company common stock. Under the Director Restricted Stock Plan, $60,000 in restricted Company common stock was awarded to each non-employee director on the fourth business day after the Company released its earnings for its prior completed fiscal year (the “Date of Award”).  The amount of restricted stock to be issued was calculated using the closing price of the Company’s common stock on the third business day after the Company released its earnings.  The restricted stock was subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's board of directors for cause and was not transferable. These restrictions lapse with respect to 100% of the restricted stock upon the earliest to occur of (i) 10 years after the date of award, (ii) a Change of Control (as defined in the 2004 Omnibus Plan), and (iii) termination of the non-employee director's service with the Company, other than for “cause” (as defined in the Director Restricted Stock Plan).

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

A summary of the Company’s non-employee director restricted stock awards as of December 31, 2016, and changes during the year ended is as follows:

	Restricted stock and Restricted Stock Unit Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 28, 2013	130,238	$10.75
Restricted shares granted	25,678	19.67
Restricted shares where the restriction lapsed	—	—
Restricted shares forfeited	—	—
Stock awards outstanding January 3, 2015	155,916	12.22
Restricted shares granted	46,910	13.80
Restricted shares where the restriction lapsed	(50,322)	12.25
Restricted shares forfeited	—	—
Stock awards outstanding January 2, 2016	152,504	12.69
Restricted shares granted	43,421	14.51
Restricted shares where the restriction lapsed	(81,031)	11.55
Restricted shares forfeited	(3,535)	14.51
Stock awards outstanding December 31, 2016	111,359	$14.18

NOTE 14.    COMPREHENSIVE INCOME

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and foreign currency translation adjustments. The components of other comprehensive income (loss) and the related tax impacts for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended January 3, 2015
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(34,547)	$12,001	$(22,546)
Amortization of actuarial loss	2,078	(806)	1,272
Actuarial prior service cost recognized	1,140	(261)	879
Amortization of prior service costs	23	(9)	14
Total defined benefit pension plans	(31,306)	10,925	(20,381)
Natural gas swap derivatives
Loss/(gain) reclassified to net income	(196)	76	(120)
Gain/(loss) recognized in other comprehensive income (loss)	11	(4)	7
Total natural gas derivatives	(185)	72	(113)
Corn option derivatives
Loss/(gain) reclassified to net income	(3,868)	1,501	(2,367)
Gain/(loss) recognized in other comprehensive income (loss)	1,812	(704)	1,108
Total corn options	(2,056)	797	(1,259)
Foreign currency translation
Other comprehensive income/(loss)	(119,684)	—	(119,684)
Other comprehensive income/(loss)	$(153,231)	$11,794	$(141,437)
Year Ended January 2, 2016
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(3,822)	$1,499	$(2,323)
Amortization of actuarial loss	5,101	(1,986)	3,115
Amortization of prior service costs	(67)	36	(31)
Amortization of curtailment	(1,181)	328	(853)
Amortization of settlement	5,291	(1,468)	3,823
Other	471	—	471
Total defined benefit pension plans	5,793	(1,591)	4,202
Corn option derivatives
Loss/(gain) reclassified to net income	(1,517)	589	(928)
Gain/(Loss) recognized in other comprehensive income	4,405	(1,710)	2,695
Total corn options	2,888	(1,121)	1,767
Foreign currency translation	(162,436)	—	(162,436)
Other comprehensive income/(loss)	$(153,755)	$(2,712)	$(156,467)
Year Ended December 31, 2016
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(5,257)	$1,396	$(3,861)
Amortization of actuarial loss	4,632	(1,786)	2,846
Amortization of prior service costs	36	(12)	24
Amortization of curtailment	—	—	—
Amortization of settlement	(114)	45	(69)
Other	44	—	44
Total defined benefit pension plans	(659)	(357)	(1,016)
Corn option derivatives
Loss/(gain) reclassified to net income	(3,868)	1,501	(2,367)
Gain/(Loss) recognized in other comprehensive income	4,889	(1,897)	2,992
Total corn options	1,021	(396)	625
Foreign currency translation	(5,593)	—	(5,593)
Other comprehensive income/(loss)	$(5,231)	$(753)	$(5,984)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$—	$—	$196	Cost of sales and operating expenses
Corn option derivatives	3,868	1,517	3,868	Cost of sales and operating expenses
	3,868	1,517	4,064	Total before tax
	(1,501)	(589)	(1,577)	Income taxes
	2,367	928	2,487	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(36)	$67	$(23)	(a)
Amortization of actuarial loss	(4,632)	(5,101)	(2,078)	(a)
Amortization of curtailment	—	1,181	—	(a)
Amortization of settlement	114	(5,291)	—	(a)
	(4,554)	(9,144)	(2,101)	Total before tax
	1,753	3,090	815	Income taxes
	(2,801)	(6,054)	(1,286)	Net of tax
Total reclassifications	$(434)	$(5,126)	$1,201	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of December 31, 2016 as follows (in thousands):

	Fiscal Year Ended December 31, 2016
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) January 2, 2016, attributable to Darling, net of tax	$(305,213)	$1,843	$(32,548)	$(335,918)
Other comprehensive gain before reclassifications	(5,593)	2,992	(3,817)	(6,418)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(2,367)	2,801	434
Net current-period other comprehensive income	(5,593)	625	(1,016)	(5,984)
Noncontrolling interest	(1,896)	—	—	(1,896)
Accumulated Other Comprehensive Income/(loss) December 31, 2016, attributable to Darling, net of tax	$(308,910)	$2,468	$(33,564)	$(340,006)

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Effective on December 31, 2015, the largest foreign defined benefit plan was terminated. As a result of the terminated plan, all future accruals ceased, representing a curtailment of the future accruals. As part of the termination, the Company's subsidiary transferred all past service benefits and all assets in the plan to a third party insurance provider as a settlement of the plan. In place of this defined benefit plan, future benefits are now being provided for through a multiemployer plan that will be accounted for as a defined contribution plan. In fiscal 2016, two additional immaterial foreign defined benefit plans were amended and terminated resulting in curtailment and settlement gains.

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company's matching portion and annual employer contributions to the Company's domestic defined contribution plans for fiscal 2016, 2015 and 2014 were approximately $9.2 million, $9.3 million and $9.2 million, respectively. The Company's matching portion and annual employer contributions to the Company's foreign defined contribution plans for fiscal 2016, 2015 and 2014 were approximately $6.2 million, $3.0 million and $3.5 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The ASU amends ASC Topic 715, Compensation-Retirement Benefits. The new standard permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. This ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years with early adoption permitted. The Company has elected to early adopt in 2015 the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. The following table sets forth the plans’ funded status for the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's consolidated balance sheets based on the measurement date (December 31, 2016 and December 31, 2015) (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2016	January 2, 2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$182,276	$395,142
Acquisitions	—	—
Service cost	2,549	6,638
Interest cost	6,950	10,536
Employee contributions	439	1,862
Plan amendments	101	90
Actuarial loss/(gain)	7,905	(24,436)
Benefits paid	(7,146)	(11,197)
Effect of curtailment	(1,286)	(9,545)
Effect of settlement	(953)	(162,600)
Other	(1,545)	(24,214)
Projected benefit obligation at end of period	189,290	182,276

Change in plan assets:
Fair value of plan assets at beginning of period	127,970	328,220
Acquisitions	—	—
Actual return on plan assets	10,138	(17,888)
Employer contributions	5,250	9,612
Employee contributions	439	1,862
Benefits paid	(7,146)	(11,197)
Effect of settlement	(953)	(162,600)
Other	(789)	(20,039)
Fair value of plan assets at end of period	134,909	127,970

Funded status	(54,381)	(54,306)
Net amount recognized	$(54,381)	$(54,306)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$—
Current liability	(1,229)	(1,086)
Noncurrent liability	(53,152)	(53,220)
Net amount recognized	$(54,381)	$(54,306)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$52,525	$51,921
Prior service cost/(credit)	417	359
Net amount recognized (a)	$52,942	$52,280

(a)	Amounts do not include deferred taxes of $19.4 million and $19.7 million at December 31, 2016 and January 2, 2016, respectively.

The amounts included in “Other” in the above table reflect the impact of foreign exchange translation for plans in Argentina, Brazil, Belgium, Canada, France, Germany, Japan, Netherlands and United Kingdom. The Company's domestic pension plan benefits comprise approximately 75% and 76% of the projected benefit obligation for fiscal 2016 and fiscal 2015, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2016 and fiscal 2015 of approximately $0.6 million and approximately $0.4 million, respectively. The Company made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2016 and fiscal 2015 of approximately $4.7 million and $ 9.2 million, respectively.

	December 31, 2016	January 2, 2016
Projected benefit obligation	$189,290	$182,276
Accumulated benefit obligation	181,340	171,530
Fair value of plan assets	134,909	127,970

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

 Net pension cost includes the following components (in thousands):

	December 31, 2016	January 2, 2016	January 3, 2015
Service cost	$2,549	$6,638	$5,208
Interest cost	6,950	10,536	13,214
Expected return on plan assets	(7,552)	(12,229)	(14,439)
Net amortization and deferral	4,668	5,034	2,094
Curtailment	(1,285)	(1,181)	7
Settlement	(114)	(2,353)	—
Net pension cost	$5,216	$6,445	$6,084

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2016	2015
Actuarial (loss)/gain recognized:
Reclassification adjustments	$2,846	$3,115
Actuarial (loss)/gain recognized during the period	(3,861)	(2,323)
Amortization of settlement	(69)	3,823
Prior service (cost) credit recognized:
Reclassification adjustments	24	(31)
Prior service cost arising during the period	—	—
Amortization of curtailment	—	(853)
Other	44	471
	$(1,016)	$4,202

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2017 is as follows (in thousands):

2017
Net actuarial loss	$4,754
Prior service cost	33
$4,787

Weighted average assumptions used to determine benefit obligations were:

	December 31, 2016	January 2, 2016	January 3, 2015

Discount rate	3.81%	4.13%	2.79%
Rate of compensation increase	0.38%	0.31%	1.82%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 31, 2016	January 2, 2016	January 3, 2015
Discount rate	3.55%	3.47%	4.15%
Rate of increase in future compensation levels	0.84%	0.38%	1.70%
Expected long-term rate of return on assets	6.52%	6.62%	5.06%

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Consideration was made to the long-term time horizon for the (U.S. and Canada's) plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 60% equity and 40% fixed income with equity exposure on a declining trend since the implementation of the glide path for two of the U.S. plans, the Company believes it is reasonable to expect a long-term rate of return of 6.9% for the (U.S. and Canada's) plans' investments as a whole. The remaining foreign plans' assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 2.7%.

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

Investment results and changing discount rates are the most critical elements in achieving funding objectives; however, contributions are used as a supplemental source of funding as deemed appropriate.

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

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as January 2, 2016
Fixed Income:
Long Term	$21,079	$21,079	$—	$—
Short Term	1,341	1,341	—	—
Equity Securities:
Domestic equities	34,864	34,864	—	—
International equities	21,190	21,190	—	—
Insurance contracts	8,121	—	5,801	2,320
Total categorized in fair value hierarchy	86,595	78,474	5,801	2,320
Other investments measured at NAV	41,375
Totals	$127,970	$78,474	$5,801	$2,320

Balances as December 31, 2016
Fixed Income:
Long Term	$17,408	$17,408	$—	$—
Short Term	2,825	2,825	—	—
Equity Securities:
Domestic equities	41,300	41,300	—	—
International equities	24,403	24,403	—	—
Insurance contracts	10,670	—	7,887	2,783
Total categorized in fair value hierarchy	96,606	85,936	7,887	2,783
Other investments measured at NAV	38,303
Totals	$134,909	$85,936	$7,887	$2,783

The majority of the U.S. and Canada plan pension assets are invested in mutual funds; however, some assets are invested in pooled separate accounts (“PSA”) which have similar mutual fund counterparts. PSA accounts are generally used to access lower fund management expenses when compared to their mutual fund counterparts. The mutual funds are generally invested in institutional shares, retirement shares, or A-shares with no loads. The fair value of each mutual fund and PSA is based on the market value of the underlying investments. The U.S. pension plans PSA for fiscal 2016 utilized net asset value (“NAV”) per share (or its equivalent) to measure its investments, as a practical expedient in accordance with ASC Topic 820, Fair Value Measurements and have not been classified in the fair value hierarchy in the above table. The majority of the foreign pension assets are held under insurance contracts where the investment risk for the accumulated benefit obligation rests with the insurer, which the Company has no specific detailed asset information.

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of January 3, 2015	$194,909
Unrealized gains/(losses) relating to instruments still held in the reporting period.	(12,601)
Purchases, sales, and settlements	(161,402)
Exchange rate changes	(18,586)
Balance as of January 2, 2016	2,320
Unrealized gains/(losses) relating to instruments still held in the reporting period.	316
Purchases, sales, and settlements	244
Exchange rate changes	(97)
Balance as of December 31, 2016	$2,783

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Contributions

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company expects to make payments of approximately $4.3 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2017.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2017	$9,854
2018	8,438
2019	9,307
2020	9,849
2021	10,931
Years 2022 – 2026	58,887

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

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2016	2015	Implemented	2016	2015	2014	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,456	$1,387	$1,384	April 2020 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	934	858	876	August 2018 (c)
All other multiemployer plans					983	986	1,042
		Total Company Contributions			$3,373	$3,231	$3,302

(a)	In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities. In April 2016 the IRS approved a modification of the amortization extension.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, six plans have certified as critical or red zone, one plan have certified as endangered or yellow zone, as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.4 million, $3.2 million and $3.3 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

The Company has received notices in prior years of withdrawal liability from two U.S. multiemployer plans in which it participated. As of December 31, 2016, the Company has an aggregate accrued liability of approximately $1.8 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 16.    DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency.  At December 31, 2016, the Company had corn options outstanding that qualified and were designated for hedge accounting as well as corn options and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2015 and fiscal 2016, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of it's forecasted sales of BBP into the fourth quarter of fiscal 2017. As of December 31, 2016, all fiscal 2015 contracts and some of the fiscal 2016 contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of December 31, 2016, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	28,304	Euro	7,270
Brazilian real	66,273	U.S. Dollar	18,900
Euro	150,394	U.S. Dollar	166,377
Euro	10,444	Polish zloty	47,000
Euro	4,295	Japanese yen	505,320
Euro	34,337	Chinese renminbi	254,639
Euro	11,563	Australian dollar	16,700
Euro	1,405	British pound	1,200
Polish zloty	19,111	Euro	4,312
Japanese yen	14,423	U.S. dollar	135

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at December 31, 2016 into earnings over the next 12 months will be approximately $4.0 million.  As of December 31, 2016, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments as of December 31, 2016 and January 2, 2016 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	December 31, 2016	January 2, 2016
Corn options	Other current assets	$4,235	$3,215

Total derivatives designated as hedges		$4,235	$3,215

Derivatives not Designated as Hedges
Foreign currency contracts	Other current assets	$8,939	$644
Corn options and futures	Other current assets	151	599

Total derivatives not designated as hedges		$9,090	$1,243

Total asset derivatives		$13,325	$4,458

	Balance Sheet	Liability Derivatives Fair Value
	Location	December 31, 2016	January 2, 2016

Derivatives not Designated as Hedges
Foreign currency contracts	Accrued Expenses	$608	$4,435
Corn options and futures	Accrued Expenses	122	2

Total derivatives not designated as hedges		$730	$4,437

Total liability derivatives		$730	$4,437

The effect of the Company's derivative instruments on the consolidated financial statements for the fiscal years ended December 31, 2016 and January 2, 2016 are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2016	2015	2016	2015	2016	2015

Corn options	$4,889	$4,405	$3,868	$1,517	$331	$68

Total	$4,889	$4,405	$3,868	$1,517	$331	$68

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive gain of approximately $4.9 million and approximately $4.4 million recorded net of taxes of approximately $1.9 million and approximately $1.7 million for the year ended December 31, 2016 and January 2, 2016, respectively.

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

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the year ended December 31, 2016, January 2, 2016 and January 3, 2015 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	December 31, 2016	January 2, 2016	January 3, 2015
Foreign exchange	Foreign currency loss/(gain)	$(1,542)	$(27,321)	$(21,162)
Foreign exchange	Selling, general and administrative expense	(8,543)	7,508	4,652
Corn options and futures	Net sales	472	(2)	—
Corn options and futures	Cost of sales and operating expenses	(1,411)	(2,067)	(71)
Natural gas and heating oil swaps and options	Cost of sales and operating expenses	—	132	982
Heating oil swaps and options	Net sales	455	—	—
Soybean meal	Net sales	7	—	—
Total		$(10,562)	$(21,750)	$(15,599)

At December 31, 2016, the Company had forward purchase agreements in place for purchases of approximately $9.8 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined.

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of December 31, 2016 and January 2, 2016 and are categorized using the fair value hierarchy

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$13,325	$—	$13,325	$—
Total Assets	13,325	—	13,325	—

Liabilities
Derivative liabilities	730	—	730	—
5.375% Senior Notes	520,300	—	520,300	—
4.75% Senior Notes	575,111	—	575,111	—
Term Loan A	120,403	—	120,403	—
Term Loan B	593,347	—	593,347	—
Revolver	5,201	—	5,201	—
Total Liabilities	$1,815,092	$—	$1,815,092	$—

		Fair Value Measurements at January 2, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$4,458	$—	$4,458	$—
Total Assets	4,458	—	4,458	—

Liabilities
Derivative liabilities	4,437	—	4,437	—
5.375% Senior Notes	495,000	—	495,000	—
4.75% Senior Notes	541,280	—	541,280	—
Term Loan A	277,874	—	277,874	—
Term Loan B	577,710	—	577,710	—
Revolver	9,218	—	9,218	—
Total Liabilities	$1,905,519	$—	$1,905,519	$—

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 18.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2016, 2015 and 2014.

NOTE 19.    CONTINGENCIES

The Company is a party to various lawsuits, claims and loss contingencies arising in the ordinary course of its business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and/or air, wastewater and storm water discharges from the Company's processing facilities, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year under these insurance policies and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At December 31, 2016 and January 2, 2016, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $51.9 million and $54.6 million, respectively.  The Company has insurance recovery receivables of approximately $15.9 million and $12.2 million, as of December 31, 2016 and January 2, 2016, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Superior Court heard the motion on February 4, 2014, and entered an order on February 18, 2014 denying the motion. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter was scheduled for trial in July 2014; however, the parties have agreed to stay the litigation while they participate in a mediation process, which remains ongoing. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition, results of operations or cash flows.

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

Business Segments (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2016
Net Sales	$2,089,145	$1,061,912	$247,058	$—	$3,398,115
Cost of sales and operating expenses	1,624,858	834,410	182,466	—	2,641,734
Gross Margin	464,287	227,502	64,592	—	756,381

Selling, general and administrative expense	169,648	96,170	6,895	41,292	314,005
Acquisition costs	—	—	—	401	401
Depreciation and amortization	178,845	70,120	28,531	12,412	289,908
Segment operating income/(loss)	115,794	61,212	29,166	(54,105)	152,067

Equity in net income of unconsolidated subsidiaries	467	—	69,912	—	70,379
Segment income	116,261	61,212	99,078	(54,105)	222,446

Total other expense					(99,907)
Income before income taxes					$122,539

Segment assets at December 31, 2016	$2,464,509	$1,414,409	$657,637	$161,462	$4,698,017

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2016
Net Sales	$2,074,333	$1,094,918	$228,195	$—	$3,397,446
Cost of sales and operating expenses	1,613,402	863,562	177,061	—	2,654,025
Gross Margin	460,931	231,356	51,134	—	743,421

Selling, general and administrative expense	178,624	103,301	7,264	33,385	322,574
Acquisition costs	—	—	—	8,299	8,299
Depreciation and amortization	165,854	66,817	26,711	10,522	269,904
Segment operating income/(loss)	116,453	61,238	17,159	(52,206)	142,644

Equity in net income of unconsolidated subsidiaries	1,521	—	71,895	—	73,416
Segment income	117,974	61,238	89,054	(52,206)	216,060

Total other expense					(117,280)
Income before income taxes					$98,780

Segment assets at January 2, 2016	$2,438,869	$1,448,014	$631,968	$241,768	$4,760,619

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2015
Net Sales	$2,421,462	$1,248,352	$286,629	$—	$3,956,443
Cost of sales and operating expenses	1,864,835	1,029,488	228,848	—	3,123,171
Gross Margin	556,627	218,864	57,781	—	833,272

Selling, general and administrative expense	205,484	118,716	8,596	41,784	374,580
Acquisition costs	—	—	—	24,667	24,667
Depreciation and amortization	158,871	73,274	27,898	9,474	269,517
Segment operating income/(loss)	192,272	26,874	21,287	(75,925)	164,508

Equity in net income of unconsolidated subsidiaries	1,842	—	63,767	—	65,609
Segment income	194,114	26,874	85,054	(75,925)	230,117

Total other expense					(148,665)
Income before income taxes					$81,452

 Business Segment Property, Plant and Equipment (in thousands):

	December 31, 2016	January 2, 2016	January 3, 2015
Depreciation and amortization:
Feed Ingredients	$178,845	$165,854	$158,871
Food Ingredients	70,120	66,817	73,274
Fuel Ingredients	28,531	26,711	27,898
Corporate Activities	12,412	10,522	9,474
Total	$289,908	$269,904	$269,517
Capital expenditures:
Feed Ingredients	$167,313	$153,894	$135,923
Food Ingredients	50,020	49,066	61,657
Fuel Ingredients	22,323	19,478	21,392
Corporate Activities	3,867	7,410	9,946
Total (a)	$243,523	$229,848	$228,918

(a)	Excludes the immaterial capital assets acquired in fiscal 2016 and fiscal 2015 and the VION Acquisition and Custom Blenders acquisition in fiscal 2014 of approximately $984.2 million.

Geographic Area Net Trade Revenues (in thousands):

	December 31, 2016	January 2, 2016	January 3, 2015
North America	$1,817,659	$1,951,421	$2,131,978
Europe	1,225,397	1,066,779	1,438,320
China	218,480	234,978	229,876
South America	61,276	68,226	73,241
Other	75,303	76,042	83,028
Total	$3,398,115	$3,397,446	$3,956,443

The Company attributes revenues from external customers to individual foreign countries based on the origin of the Company's shipments.

Long-lived assets related to the Company's operations in North America, Europe, China, South American and other were as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	FY 2016	FY 2015
	Long-Lived Assets	Long-Lived Assets
North America	$2,411,489	$2,375,919
Europe	1,158,087	1,215,341
China	152,150	169,832
South America	74,837	60,396
Other	8,152	7,343
Total	$3,804,715	$3,828,831

NOTE 21.    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended December 31, 2016
	First Quarter (a)	Second Quarter (a)	Third Quarter	Fourth Quarter (b)
Net sales	$779,641	$877,341	$853,856	$887,277
Operating income	26,692	54,467	35,528	35,380
Income from operations before income taxes	4,526	41,974	28,146	47,893
Net income	2,663	33,991	28,890	41,680
Net (income)/loss attributable to minority interests	(1,584)	(1,992)	(196)	(1,139)
Net income/(loss) attributable to Darling	1,079	31,999	28,694	40,541
Basic earnings per share	0.01	0.19	0.17	0.25
Diluted earnings per share	0.01	0.19	0.17	0.25

(a)
Included in net income are $0.3 million in integration costs in the first quarter of fiscal 2016, $0.1 million in integration costs in the second quarter of fiscal 2016 primarily relating to the integration of the Company's Canadian subsidiary Rothsay (“Rothsay”).

(b)	Included in net income is approximately $5.6 million related to a recorded insurance settlement gain in the Netherlands relating to a December 2015 casualty fire.

	Year Ended January 2, 2016
	First Quarter (c)	Second Quarter (c), (d)	Third Quarter (c)	Fourth Quarter (c), (d)
Net sales	$874,694	$859,315	$853,762	$809,675
Operating income	31,825	39,292	38,808	32,719
Income from operations before income taxes	3,939	9,602	502	84,737
Net income	1,824	4,937	(7,357)	85,875
Net (income)/loss attributable to minority interests	(1,715)	(1,857)	(1,730)	(1,446)
Net income/(loss) attributable to Darling	109	3,080	(9,087)	84,429
Basic earnings per share	—	0.02	(0.06)	0.51
Diluted earnings per share	—	0.02	(0.06)	0.51

(c)
Included in net income are $5.3 million in integration costs in the first quarter of fiscal 2015, $1.2 million in integration costs in the second quarter of fiscal 2015, $1.3 million in integration costs in the third quarter of fiscal 2015 and $0.5 million in the fourth quarter of fiscal 2015 primarily relating to the integration of Darling Ingredients International and Rothsay.

(d)
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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 22.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the DGD Joint Venture pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company has recorded sales to the DGD Joint Venture of approximately $150.5 million, $158.7 million and $159.8 million, respectively. At December 31, 2016 and January 2, 2016, the Company has approximately $6.3 million and $5.1 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $4.1 million, $5.0 million and $5.1 million for the year ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively to the DGD Joint Venture and deferred the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at December 31, 2016, January 2, 2016 and January 3, 2015 of approximately $0.7 million, $0.8 million and $1.3 million, respectively.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2017, unless extended by agreement of the parties. The Opco borrowed and repaid $2.5 million and $3.5 million in fiscal 2016 and fiscal 2015, respectively plus an insignificant amount of interest to Darling Green. As of December 31, 2016, no amounts are owed to Darling Green under the DGD Loan Agreement.

NOTE 23.    NEW ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-04 Simplifying the Test for Goodwill Impairment. This ASU amends Topic 350, Intangibles-Goodwill and Other, which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of the assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. This ASU amends Topic 805, Business Combinations, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. This ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. In order to be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. This ASU is effective for fiscal year beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. This ASU amends Topic 230, Statement of Cash Flows, which includes new guidance on the classification and presentation of restricted cash in the statement of cash flows in order to eliminate the discrepancies that currently exist in how companies present these changes.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

This ASU requires restricted cash to be included with cash and cash equivalents when explaining the changes in cash in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU amends Topic 230, Statement of Cash Flows, which is intended to reduce the existing diversity in practice for classifying various types of cash flows including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interest in securitizations. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU amends Topic 718, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employee' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The ASU is effective January 1, 2017. The initial adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting. This ASU amends Topic 323, Investments - Equity Method and Joint Venture, which eliminates the requirements to retrospectively apply equity method accounting when an entity increases ownership or influence in a previously held investment. The ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company has substantially completed its assessment of this ASU to identify any potential changes in the amount and timing of revenue recognition for its current contracts and the expected impact on the Company's business processes, systems and controls. Based on this initial assessment, except for possible income statement reclassifications, the Company does not expect the adoption of ASU No. 2014-09 to have a material impact on the Company's operations, cash flows and financial position. The Company is currently evaluating ASU No. 2014-09 to determine the transition method to utilize at adoption and any additional disclosures required.

NOTE 24.    GUARANTOR FINANCIAL INFORMATION

The Company's 5.375% Notes and 4.75% Notes (see Note 10) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of December 31, 2016 and January 2, 2016, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,470	$5,754	$107,340	$—	$114,564
Restricted cash	103	—	190	—	293
Accounts receivable	39,209	97,220	339,251	(87,283)	388,397
Inventories	16,573	85,890	228,352	—	330,815
Income taxes refundable	3,566	—	3,913	—	7,479
Prepaid expenses	11,152	2,769	16,063	—	29,984
Other current assets	5,859	3,165	19,221	(6,475)	21,770
Total current assets	77,932	194,798	714,330	(93,758)	893,302
Investment in subsidiaries	4,296,200	1,154,398	909,263	(6,359,861)	—
Property, plant and equipment, net	233,456	497,312	784,807	—	1,515,575
Intangible assets, net	13,746	291,724	406,457	—	711,927
Goodwill	21,860	549,960	654,073	—	1,225,893
Investment in unconsolidated subsidiaries	1,438	—	291,279	—	292,717
Other assets	36,063	396,222	160,505	(549,177)	43,613
Deferred income taxes	—	—	14,990	—	14,990
	$4,680,695	$3,084,414	$3,935,704	$(7,002,796)	$4,698,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4,220	$—	$25,502	$(6,475)	$23,247
Accounts payable	116,075	18,142	130,718	(84,040)	180,895
Income taxes payable	(383)	373	4,923	—	4,913
Accrued expenses	86,581	33,834	125,624	(3,243)	242,796
Total current liabilities	206,493	52,349	286,767	(93,758)	451,851
Long-term debt, net of current portion	1,109,523	—	1,167,349	(549,176)	1,727,696
Other noncurrent liabilities	63,072	—	33,042	—	96,114
Deferred income taxes	140,543	—	205,591	—	346,134
Total liabilities	1,519,631	52,349	1,692,749	(642,934)	2,621,795
Total stockholders' equity	3,161,064	3,032,065	2,242,955	(6,359,862)	2,076,222
	$4,680,695	$3,084,414	$3,935,704	$(7,002,796)	$4,698,017

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,443	$3,993	$149,448	$—	$156,884
Restricted cash	102	—	229	—	331
Accounts receivable	184,472	81,644	310,932	(205,656)	371,392
Inventories	13,564	89,078	241,941	—	344,583
Income taxes refundable	7,695	—	4,268	—	11,963
Prepaid expenses	13,322	2,262	20,591	—	36,175
Other current assets	5,273	24	22,852	(17,689)	10,460
Total current assets	227,871	177,001	750,261	(223,345)	931,788
Investment in subsidiaries	4,072,855	1,141,644	837,604	(6,052,103)	—
Property, plant and equipment, net	224,208	477,446	806,513	—	1,508,167
Intangible assets, net	17,794	326,231	438,324	—	782,349
Goodwill	21,860	549,690	661,552	—	1,233,102
Investment in unconsolidated subsidiary	—	—	247,238	—	247,238
Other assets	36,488	499,764	314,893	(809,522)	41,623
Deferred income taxes	—	—	16,352	—	16,352
	$4,601,076	$3,171,776	$4,072,737	$(7,084,970)	$4,760,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,328	$—	$42,527	$(17,689)	$45,166
Accounts payable	6,981	210,926	122,136	(190,045)	149,998
Income tax payable	(383)	373	6,689	—	6,679
Accrued expenses	82,854	29,037	143,547	(15,613)	239,825
Total current liabilities	109,780	240,336	314,899	(223,347)	441,668
Long-term debt, net of current portion	1,234,002	—	1,461,371	(809,522)	1,885,851
Other noncurrent liabilities	57,578	1,999	38,232	—	97,809
Deferred income taxes	147,416	—	213,265	—	360,681
Total liabilities	1,548,776	242,335	2,027,767	(1,032,869)	2,786,009
Total stockholders' equity	3,052,300	2,929,441	2,044,970	(6,052,101)	1,974,610
	$4,601,076	$3,171,776	$4,072,737	$(7,084,970)	$4,760,619

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$501,856	$1,341,925	$1,752,844	$(198,510)	$3,398,115
Cost and expenses:
Cost of sales and operating expenses	392,876	1,085,582	1,361,786	(198,510)	2,641,734
Selling, general and administrative expenses	130,573	51,029	132,403	—	314,005
Depreciation and amortization	41,106	105,261	143,541	—	289,908
Acquisition and integration costs	—	—	401	—	401
Total costs and expenses	564,555	1,241,872	1,638,131	(198,510)	3,246,048
Operating income	(62,699)	100,053	114,713	—	152,067

Interest expense	(60,971)	17,492	(50,708)	—	(94,187)
Foreign currency gains/(losses)	122	(283)	(1,693)	—	(1,854)
Other income/(expense), net	(13,538)	106	9,566	—	(3,866)
Equity in net income of unconsolidated subsidiaries	(1,236)	—	71,615	—	70,379
Earnings in investments in subsidiaries	223,347	—	—	(223,347)	—
Income/(loss) from operations before taxes	85,025	117,368	143,493	(223,347)	122,539
Income taxes (benefit)	(17,288)	14,669	17,934	—	15,315
Net (income)/loss attributable to noncontrolling interests	—	—	(4,911)	—	(4,911)
Net income/(loss) attributable to Darling	$102,313	$102,699	$120,648	$(223,347)	$102,313

Condensed Consolidating Statements of Operations
For the year ended January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$475,213	$1,363,279	$1,759,800	$(200,846)	$3,397,446
Cost and expenses:
Cost of sales and operating expenses	369,928	1,108,864	1,376,079	(200,846)	2,654,025
Selling, general and administrative expenses	122,509	55,691	144,374	—	322,574
Depreciation and amortization	34,889	98,400	136,615	—	269,904
Acquisition and integration costs	3,177	—	5,122	—	8,299
Total costs and expenses	530,503	1,262,955	1,662,190	(200,846)	3,254,802
Operating income	(55,290)	100,324	97,610	—	142,644

Interest expense	(60,945)	18,839	(63,424)	—	(105,530)
Foreign currency gains/(losses)	(123)	(1,649)	(3,139)	—	(4,911)
Other income/(expense), net	(22,455)	435	15,181	—	(6,839)
Equity in net income of unconsolidated subsidiaries	—	—	73,416	—	73,416
Earnings in investments in subsidiaries	198,371	—	—	(198,371)	—
Income/(loss) from operations before taxes	59,558	117,949	119,644	(198,371)	98,780
Income taxes (benefit)	(18,973)	16,121	16,353	—	13,501
Net (income)/loss attributable to noncontrolling interests	—	—	(6,748)	—	(6,748)
Net income/(loss) attributable to Darling	$78,531	$101,828	$96,543	$(198,371)	$78,531

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended January 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$557,316	$1,620,054	$2,063,310	$(284,237)	$3,956,443
Cost and expenses:
Cost of sales and operating expenses	421,883	1,330,038	1,655,487	(284,237)	3,123,171
Selling, general and administrative expenses	145,258	54,070	175,252	—	374,580
Depreciation and amortization	31,183	83,957	154,377	—	269,517
Acquisition costs	20,410	—	4,257	—	24,667
Total costs and expenses	618,734	1,468,065	1,989,373	(284,237)	3,791,935
Operating income	(61,418)	151,989	73,937	—	164,508

Interest expense	(97,912)	21,231	(58,554)	(181)	(135,416)
Foreign currency gains/(losses)	(12,244)	(417)	(887)	—	(13,548)
Other income/(expense), net	(3,717)	(19)	3,854	181	299
Equity in net income of unconsolidated subsidiary	—	—	65,609	—	65,609
Earnings in investments in subsidiaries	223,790	—	—	(223,790)	—
Income/(loss) from operations before taxes	48,499	172,784	83,959	(223,790)	81,452
Income taxes (benefit)	(15,716)	17,534	11,323	—	13,141
Net (income)/loss attributable to noncontrolling interests	—	—	(4,096)	—	(4,096)
Net income/(loss) attributable to Darling	$64,215	$155,250	$68,540	$(223,790)	$64,215

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$107,224	$102,699	$120,648	$(223,347)	$107,224
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(5,593)	—	(5,593)
Pension adjustments	1,766	—	(2,782)	—	(1,016)
Corn option derivative adjustments	625	—	—	—	625
Total other comprehensive income, net of tax	2,391	—	(8,375)	—	(5,984)
Total comprehensive income/(loss)	109,615	102,699	112,273	(223,347)	101,240
Comprehensive income attributable to noncontrolling interests	—	—	3,015	—	$3,015
Comprehensive income/(loss) attributable to Darling	$109,615	$102,699	$109,258	$(223,347)	$98,225

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$85,279	$101,828	$96,543	$(198,371)	$85,279
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	—	(162,436)	—	(162,436)
Pension adjustments	83	109	4,010	—	4,202
Corn option derivative adjustments	1,767	—	—	—	1,767
Total other comprehensive income, net of tax	1,850	109	(158,426)	—	(156,467)
Total comprehensive income (loss)	$87,129	$101,937	$(61,883)	$(198,371)	$(71,188)
Comprehensive income attributable to noncontrolling interests	—	—	9,139	—	9,139
Comprehensive income/(loss) attributable to Darling	$87,129	$101,937	$(71,022)	$(198,371)	$(80,327)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended January 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$68,311	$155,250	$68,540	$(223,790)	$68,311
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	—	(119,684)	—	(119,684)
Pension adjustments	(11,844)	(34)	(8,503)	—	(20,381)
Natural gas swap derivative adjustments	(113)	—	—	—	(113)
Corn option derivative adjustments	(1,259)	—	—	—	(1,259)
Total other comprehensive income, net of tax	(13,216)	(34)	(128,187)	—	(141,437)
Total comprehensive income (loss)	$55,095	$155,216	$(59,647)	$(223,790)	$(73,126)
Comprehensive income attributable to noncontrolling interests	—	—	10,296	—	10,296
Comprehensive income/(loss) attributable to Darling	$55,095	$155,216	$(69,943)	$(223,790)	$(83,422)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$107,224	$102,699	$120,648	$(223,347)	$107,224
Earnings in investments in subsidiaries	(223,347)	—	—	223,347	—
Other operating cash flows	317,040	(100,970)	67,742	—	283,812
Net cash provided/(used) by operating activities	200,917	1,729	188,390	—	391,036

Cash flows from investing activities:
Capital expenditures	(51,330)	(91,340)	(100,853)	—	(243,523)
Acquisitions, net of cash acquired	—	—	(8,511)	—	(8,511)
Investment in subsidiaries and affiliates	—	(12,754)	—	12,754	—
Note receivable from affiliates	—	103,056	(103,056)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,784	1,070	3,475	—	7,329
Proceeds from insurance settlements	—	—	1,537	—	1,537
Payments related to routes and other intangibles	—	—	(23)	—	(23)
Net cash provide/(used) in investing activities	(48,546)	32	(207,431)	12,754	(243,191)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	36,327	—	36,327
Payments on long-term debt	(143,935)	—	(60,493)	—	(204,428)
Borrowings from revolving credit facility	94,000	—	5,276	—	99,276
Payments on revolving credit facility	(94,000)	—	(10,028)	—	(104,028)
Net overdraft financing	—	—	1,071	—	1,071
Deferred loan costs	(3,879)	—	—	—	(3,879)
Issuance of common stock	188	—	—	—	188
Repurchase of treasury stock	(5,000)	—	—	—	(5,000)
Contributions from parent	—	—	12,754	(12,754)	—
Minimum withholding taxes paid on stock awards	(1,718)	—	(125)	—	(1,843)
Distributions to noncontrolling interests	—	—	(1,552)	—	(1,552)
Net cash provided/(used) in financing activities	(154,344)	—	(16,770)	(12,754)	(183,868)

Effect of exchange rate changes on cash and cash equivalent	—	—	(6,297)	—	(6,297)
Net increase/(decrease) in cash and cash equivalents	(1,973)	1,761	(42,108)	—	(42,320)
Cash and cash equivalents at beginning of year	3,443	3,993	149,448	—	156,884
Cash and cash equivalents at end of year	$1,470	$5,754	$107,340	$—	$114,564

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$85,279	$101,828	$96,543	$(198,371)	$85,279
Earnings in investments in subsidiaries	(198,371)	—	—	198,371	—
Other operating cash flows	250,597	(53,098)	138,181	—	335,680
Net cash provided by operating activities	137,505	48,730	234,724	—	420,959

Cash flows from investing activities:
Capital expenditures	(46,574)	(91,702)	(91,572)	—	(229,848)
Acquisitions, net of cash acquired	—	—	(377)	—	(377)
Investment in subsidiaries and affiliates	(20)	(45,103)	29,541	15,582	—
Note receivable from affiliates	—	76,019	(76,019)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,035	1,154	1,651	—	3,840
Proceeds from insurance settlements	71	490	—	—	561
Payments related to routes and other intangibles	—	—	(3,845)	—	(3,845)
Net cash provided/(used) in investing activities	(45,488)	(59,142)	(140,621)	15,582	(229,669)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	590,745	—	590,745
Payments on long-term debt	(16,111)	(55)	(593,089)	—	(609,255)
Borrowings from revolving credit facility	25,000	—	53,244	—	78,244
Payments on revolving credit facility	(90,000)	—	(76,755)	—	(166,755)
Net overdraft financing	—	—	(1,261)	—	(1,261)
Deferred loan costs	(7,295)	—	(10,015)	—	(17,310)
Issuances of common stock	171	—	—	—	171
Repurchase of treasury stock	(5,912)	—	—	—	(5,912)
Contributions from parent	—	—	15,582	(15,582)	—
Minimum withholding taxes paid on stock awards	(4,874)	—	—	—	(4,874)
Deductions to noncontrolling interest	—	—	(87)	—	(87)
Distributions to noncontrolling interests	—	—	(3,295)	—	(3,295)
Net cash provided/(used) in financing activities	(99,021)	(55)	(24,931)	(15,582)	(139,589)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,601)	—	(3,601)
Net increase/(decrease) in cash and cash equivalents	(7,004)	(10,467)	65,571	—	48,100
Cash and cash equivalents at beginning of year	10,447	14,460	83,877	—	108,784
Cash and cash equivalents at end of year	$3,443	$3,993	$149,448	$—	$156,884

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended January 3, 2015
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$68,311	$155,250	$68,540	$(223,790)	$68,311
Earnings in investments in subsidiaries	(223,790)	—	—	223,790	—
Other operating cash flows	226,120	(34,238)	14,979	—	206,861
Net cash provided/(used) by operating activities	70,641	121,012	83,519	—	275,172

Cash flows from investing activities:
Capital expenditures	(39,248)	(84,299)	(105,371)	—	(228,918)
Acquisitions, net of cash acquired	—	(19,394)	(2,075,006)	—	(2,094,400)
Investment in subsidiaries and affiliates	(1,483,007)	(1,442,788)	(440,619)	3,366,414	—
Note receivable from affiliates	—	(204,074)	204,074	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,522	5,155	2,585	—	9,262
Proceeds from insurance settlements	1,350	200	—	—	1,550
Payments related to routes and other intangibles	(9,640)	—	(1,648)	—	(11,288)
Net cash provided/(used) in investing activities	(1,529,023)	(1,745,200)	(2,415,985)	3,366,414	(2,323,794)

Cash flows from financing activities:
Proceeds from long-term debt	1,100,000	—	742,184	—	1,842,184
Payments on long-term debt	(264,500)	(87)	(69,175)	—	(333,762)
Borrowing from revolving credit facility	122,445	—	47,698	—	170,143
Payments on revolving credit facility	(297,445)	—	(54,144)	—	(351,589)
Net overdraft financing	—	—	4,077	—	4,077
Deferred loan costs	(41,748)	—	(3,475)	—	(45,223)
Issuances of common stock	416	—	—	—	416
Contributions from parent	—	1,632,618	1,733,796	(3,366,414)	—
Minimum withholding taxes paid on stock awards	(10,026)	—	—	—	(10,026)
Excess tax benefits from stock-based compensation	2,420	—	—	—	2,420
Addition of noncontrolling interest	—	—	1,201	—	1,201
Distributions to noncontrolling interests	—	—	(4,272)	—	(4,272)
Net cash provided/(used) in financing activities	611,562	1,632,531	2,397,890	(3,366,414)	1,275,569

Effect of exchange rate changes on cash and cash equivalents	—	—	10,980	—	10,980
Net increase/(decrease) in cash and cash equivalents	(846,820)	8,343	76,404	—	(762,073)
Cash and cash equivalents at beginning of year	857,267	6,117	7,473	—	870,857
Cash and cash equivalents at end of year	$10,447	$14,460	$83,877	$—	$108,784

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

Internal Control over Financial Reporting.

(a)    Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.

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

(c)    Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than SOX control changes related to the upgrade of accounting software at its international operations that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,”  “Our Management - Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2017 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2016, and such information is incorporated herein by reference.

The Company has adopted the Darling Ingredients Inc. Code of Conduct (“Code of Conduct”), which is applicable to all of the Company’s employees, including its senior financial officers, the Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and General Counsel.  A copy of the Company’s Code of Conduct has been posted on the “Investor” portion of our web site, at www.darlingii.com.  We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code of Conduct by posting such information on the same web site.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2017 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2016, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 31, 2016, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company's security holders, and (ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;

•	the weighted-average exercise price of the outstanding options and granted non-vested stock; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,500,409	(1)	$11.56	4,566,505
Equity compensation plans not approved by security holders	–		–	–
Total	3,500,409		$11.56	4,566,505

(1)
Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2004 Omnibus Plan (the “2004 Plan”) and the 2012 Omnibus Incentive Plan (the “2012 Plan”) as approved by the Company’s stockholders.  See Note 13 of Notes to Consolidated Financial Statements for information regarding the material features of the 2012 Plan, which are substantially similar to the 2004 Plan.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2017 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2016, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,”  “Corporate Governance – Code of Business Conduct” and “Corporate Governance - Independent Directors” included in the Company's definitive Proxy Statement relating to the 2017 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2016, and such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2017 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2016, and such information is incorporated herein by reference.

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

(3) Exhibits

(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 001-13323).

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

10.2
First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 13, 2015, among the Company, as the parent borrower, the other subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2015 and incorporated herein by reference).

10.3
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

10.4
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

10.5
Fourth Amendment, dated as of December 16, 2016, to Second Amended and Restated Credit Agreement by and among Darling Ingredients Inc., as the parent borrower, the other subsidiary borrowers party thereto, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2016 and incorporated herein by reference).

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

10.15 *	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed herewith).

10.16 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.17 *	Amendment to Darling International Inc. 2012 Omnibus Incentive Plan (filed herewith).

10.18 *
Form of Performance Award Agreement for use in connection with awards under the 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2016 and incorporated herein by reference).

10.19 *
Form of Stock Option Notice and Agreement for use in connection with awards under the 2012 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2016 and incorporated herein by reference).

10.20 *
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

10.24 *
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

10.26 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 21, 2009 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

10.27 *
Amendment No. 1, dated as of March 23, 2015, to Amended and Restated Employment Agreement between Darling Ingredients Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2015 and incorporated herein by reference).

10.28 *
Employment Agreement, dated as of February 12, 2014, between Darling International Netherlands BV and Dirk Kloosterboer (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.29 *
Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.30 *
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

10.32 *
Senior Executive Termination Benefits Agreement, dated effective as of January 1, 2015, between Darling Ingredients Inc. and John O. Muse (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2014 and incorporated herein by reference).

10.33 *	Senior Executive Termination Benefits Agreement, dated effective as of January 15, 2017, between Darling Ingredients Inc. and Patrick C. Lynch (filed herewith).

10.34 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2016 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 28, 2017
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ John O. Muse	Executive Vice President –	February 28, 2017
John O. Muse	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ D. Eugene Ewing	Director	February 28, 2017
D. Eugene Ewing

/s/ Dirk Kloosterboer	Director	February 28, 2017
Dirk Kloosterboer

/s/ Mary R. Korby	Director	February 28, 2017
Mary R. Korby

/s/ Cynthia Pharr Lee	Director	February 28, 2017
Cynthia Pharr Lee

/s/ Charles Macaluso	Director	February 28, 2017
Charles Macaluso

/s/ Gary W. Mize	Director	February 28, 2017
Gary W. Mize

INDEX TO EXHIBITS

(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 001-13323).

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

10.2
First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 13, 2015, among the Company, as the parent borrower, the other subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2015 and incorporated herein by reference).

10.3
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

10.4
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

10.5
Fourth Amendment, dated as of December 16, 2016, to Second Amended and Restated Credit Agreement by and among Darling Ingredients Inc., as the parent borrower, the other subsidiary borrowers party thereto, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2016 and incorporated herein by reference).

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

10.15 *	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed herewith).

10.16 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.17 *	Amendment to Darling International Inc. 2012 Omnibus Incentive Plan (filed herewith).

10.18 *
Form of Performance Award Agreement for use in connection with awards under the 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2016 and incorporated herein by reference).

10.19 *
Form of Stock Option Notice and Agreement for use in connection with awards under the 2012 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2016 and incorporated herein by reference).

10.20 *
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

10.24 *
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

10.26 *
Amended and Restated Employment Agreement, dated as of January 1, 2009, between Darling International Inc. and Randall C. Stuewe (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 21, 2009 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

10.27 *
Amendment No. 1, dated as of March 23, 2015, to Amended and Restated Employment Agreement between Darling Ingredients Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2015 and incorporated herein by reference).

10.28 *
Employment Agreement, dated as of February 12, 2014, between Darling International Netherlands BV and Dirk Kloosterboer (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2014 and incorporated herein by reference).

10.29 *
Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.30 *
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

10.32 *
Senior Executive Termination Benefits Agreement, dated effective as of January 1, 2015, between Darling Ingredients Inc. and John O. Muse (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2014 and incorporated herein by reference).

10.33 *	Senior Executive Termination Benefits Agreement, dated effective as of January 15, 2017, between Darling Ingredients Inc. and Patrick C. Lynch (filed herewith).

10.34 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of John O. Muse, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2016 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.