Form 10-Q
period 2017-04-01
DARLING INGREDIENTS INC.
filed 2017-05-11
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
OR

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    X         No ____

    Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).        Yes    X        No ___

 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

There were 164,651,231 shares of common stock, $0.01 par value, outstanding at May 4, 2017.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 1, 2017 and December 31, 2016
(in thousands, except share data)

	April 1, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$138,880	$114,564
Restricted cash	282	293
Accounts receivable, net	389,864	388,397
Inventories	342,114	330,815
Prepaid expenses	32,852	29,984
Income taxes refundable	6,978	7,479
Other current assets	16,331	21,770
Total current assets	927,301	893,302
Property, plant and equipment, less accumulated depreciation of $891,451 at April 1, 2017 and $842,186 at December 31, 2016	1,532,583	1,515,575
Intangible assets, less accumulated amortization of $315,008 at April 1, 2017 and $301,187 at December 31, 2016	697,820	711,927
Goodwill	1,233,271	1,225,893
Investment in unconsolidated subsidiaries	270,921	292,717
Other assets	42,138	43,613
Deferred income taxes	15,627	14,990
	$4,719,661	$4,698,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,965	$23,247
Accounts payable, principally trade	181,439	180,895
Income taxes payable	12,066	4,913
Accrued expenses	233,324	242,796
Total current liabilities	451,794	451,851
Long-term debt, net of current portion	1,727,496	1,727,696
Other non-current liabilities	95,720	96,114
Deferred income taxes	340,814	346,134
Total liabilities	2,615,824	2,621,795
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 167,816,001 and 167,641,415 shares issued at April 1, 2017 and at December 31, 2016, respectively	1,678	1,676
Additional paid-in capital	1,506,253	1,499,431
Treasury stock, at cost; 3,164,276 and 3,028,857 shares at April 1, 2017 and at December 31, 2016, respectively	(42,809)	(40,909)
Accumulated other comprehensive loss	(324,348)	(340,006)
Retained earnings	858,588	852,802
Total Darling's stockholders’ equity	1,999,362	1,972,994
Noncontrolling interests	104,475	103,228
Total stockholders' equity	$2,103,837	$2,076,222
	$4,719,661	$4,698,017

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended April 1, 2017 and April 2, 2016
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$880,072	$779,641
Costs and expenses:
Cost of sales and operating expenses	689,627	598,893
Selling, general and administrative expenses	87,917	81,469
Acquisition and integration costs	—	331
Depreciation and amortization	71,114	72,256
Total costs and expenses	848,658	752,949
Operating income	31,414	26,692

Other expense:
Interest expense	(21,680)	(23,901)
Foreign currency loss	(264)	(2,603)
Other expense, net	(960)	(1,305)
Total other expense	(22,904)	(27,809)

Equity in net income of unconsolidated subsidiaries	706	5,643
Income before income taxes	9,216	4,526

Income tax expense	1,818	1,863

Net income	7,398	2,663

Net income attributable to noncontrolling interests	(1,569)	(1,584)

Net income attributable to Darling	$5,829	$1,079

Basic income per share	$0.04	$0.01
Diluted income per share	$0.04	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended April 1, 2017 and April 2, 2016
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$7,398	$2,663
Other comprehensive income/(loss), net of tax:
Foreign currency translation	15,679	57,531
Pension adjustments	759	726
Corn option derivative adjustments	(1,102)	(706)
Total other comprehensive income, net of tax	15,336	57,551
Total comprehensive income	$22,734	$60,214
Comprehensive income/(loss) attributable to noncontrolling interests	1,247	(420)
Comprehensive income attributable to Darling	$21,487	$60,634

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 1, 2017 and April 2, 2016
(in thousands)
(unaudited)

	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net Income	$7,398	$2,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,114	72,256
Loss/(gain) on disposal of property, plant, equipment and other assets	(125)	698
Deferred taxes	(8,454)	(3,705)
Increase/(decrease) in long-term pension liability	702	(1,146)
Stock-based compensation expense	6,732	2,440
Deferred loan cost amortization	2,176	2,794
Equity in net income of unconsolidated subsidiaries	(706)	(5,643)
Distributions of earnings from unconsolidated subsidiaries	25,000	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(753)	7,118
Income taxes refundable/payable	7,576	400
Inventories and prepaid expenses	(10,660)	(21,206)
Accounts payable and accrued expenses	(8,365)	3,336
Other	2,834	(14,962)
Net cash provided by operating activities	94,469	45,043
Cash flows from investing activities:
Capital expenditures	(62,292)	(53,375)
Acquisitions, net of cash acquired	—	(8,511)
Investment in unconsolidated subsidiary	(2,250)	—
Gross proceeds from disposal of property, plant and equipment and other assets	1,340	1,424
Proceeds from insurance settlement	3,301	1,181
Net cash used by investing activities	(59,901)	(59,281)
Cash flows from financing activities:
Proceeds from long-term debt	8,649	8,760
Payments on long-term debt	(9,265)	(16,207)
Borrowings from revolving credit facility	47,000	33,000
Payments on revolving credit facility	(52,327)	(21,000)
Net cash overdraft financing	(1,077)	—
Deferred loan costs	(1,135)	—
Issuance of common stock	22	45
Repurchase of treasury stock	—	(5,000)
Minimum withholding taxes paid on stock awards	(1,995)	(1,788)
Excess tax benefits from stock-based compensation	—	(446)
Distributions to noncontrolling interests	(433)	—
Net cash used by financing activities	(10,561)	(2,636)
Effect of exchange rate changes on cash	309	7,316
Net increase/(decrease) in cash and cash equivalents	24,316	(9,558)
Cash and cash equivalents at beginning of period	114,564	156,884
Cash and cash equivalents at end of period	$138,880	$147,326
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(2,787)	$(6,595)
Cash paid during the period for:
Interest, net of capitalized interest	$19,022	$20,597
Income taxes, net of refunds	$2,429	$5,114
Non-cash financing activities
Debt issued for assets	$—	$10
Contribution of assets to unconsolidated subsidiary	$—	$2,674

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 1, 2017
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended April 1, 2017 and April 2, 2016, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of April 1, 2017, and include the 13 weeks ended April 1, 2017, and the 13 weeks ended April 2, 2016.

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

(d)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gains of approximately $16.0 million and approximately $59.5 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		April 1, 2017			April 2, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$5,829	164,738	$0.04	$1,079	164,434	$0.01
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,012			157
Less: Pro forma treasury shares		(886)			(38)
Diluted:
Net income attributable to Darling	$5,829	165,864	$0.04	$1,079	164,553	$0.01

For the three months ended April 1, 2017 and April 2, 2016, respectively, 1,812,518 and 1,699,363 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended April 1, 2017 and April 2, 2016, respectively, 636,445 and 606,255 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)	Inventories

A summary of inventories follows (in thousands):

	April 1, 2017	December 31, 2016
Finished product	$165,710	$156,542
Work in process	93,859	87,284
Raw material	34,078	39,859
Supplies and other	48,467	47,130
	$342,114	$330,815

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. This ASU amends Topic 330, Inventory. The ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost and net realizable value. The adoption of this standard on January 1, 2017 did not have a material impact on the Company's consolidated financial statements.

(4)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	April 1, 2017	December 31, 2016
Indefinite Lived Intangible Assets
Trade names	$51,983	$51,687
	51,983	51,687
Finite Lived Intangible Assets:
Routes	371,686	374,989
Permits	495,939	493,311
Non-compete agreements	3,564	3,638
Trade names	76,102	76,033
Royalty, consulting, land use rights and leasehold	13,554	13,456
	960,845	961,427
Accumulated Amortization:
Routes	(107,661)	(105,934)
Permits	(179,690)	(170,165)
Non-compete agreements	(1,843)	(1,788)
Trade names	(23,343)	(21,042)
Royalty, consulting, land use rights and leasehold	(2,471)	(2,258)
	(315,008)	(301,187)
Total Intangible assets, less accumulated amortization	$697,820	$711,927

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2017 as a result of approximately and $6.7 million of asset retirements. Amortization expense for the three months ended April 1, 2017 and April 2, 2016, was approximately $19.1 million, $19.2 million, respectively.

(5)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 31, 2016
Goodwill	$813,621	$317,008	$111,178	$1,241,807
Accumulated impairment losses	(15,914)	—	—	(15,914)
	797,707	317,008	111,178	1,225,893
Goodwill acquired during year	—	—	—	—
Foreign currency translation	3,695	2,424	1,259	7,378
Balance at April 1, 2017
Goodwill	817,316	319,432	112,437	1,249,185
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$801,402	$319,432	$112,437	$1,233,271

(6)	Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “DGD Facility”), which is capable of processing approximately 12,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013.

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	March 31, 2017	December 31, 2016
Assets:
Total current assets	$212,915	$268,734
Property, plant and equipment, net	360,476	354,871
Other assets	10,226	12,164
Total assets	$583,617	$635,769
Liabilities and members' equity:
Total current portion of long term debt	$17,023	$17,023
Total other current liabilities	24,100	23,200
Total long term debt	49,497	53,753
Total other long term liabilities	427	418
Total members' equity	492,570	541,375
Total liabilities and member's equity	$583,617	$635,769

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Revenues:
Operating revenues	$125,397	$71,768
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	115,322	52,509
Depreciation, amortization and accretion expense	8,113	5,378
Total costs and expenses	123,435	57,887
Operating income	1,962	13,881
Other income	223	15
Interest and debt expense, net	(990)	(2,814)
Net income/(loss)	$1,195	$11,082

As of April 1, 2017 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $246.3 million on the consolidated balance sheet and has recorded an equity net gain of approximately $0.6 million and $5.5 million for the three months ended April 1, 2017 and April 2, 2016, respectively. In the first quarter of fiscal 2017, the Company received a dividend distribution of $25.0 million from the DGD Joint Venture. Additionally, the biodiesel blenders tax credit expired on December 31, 2016, as a result the DGD Joint Venture fiscal 2017 results does not include any blenders tax credits, while fiscal 2016 included blenders tax credits.

(7)	Debt

Debt consists of the following (in thousands):

	April 1, 2017	December 31, 2016
Amended Credit Agreement:
Revolving Credit Facility ($5.3 million denominated in euro at December 31, 2016)	$—	$5,280
Term Loan A ($77.6 million and $76.9 million denominated in CAD at April 1, 2017 and December 31, 2016, respectively)	120,859	120,103
Less unamortized deferred loan costs	(1,024)	(1,083)
Carrying value Term Loan A	119,835	119,020

Term Loan B	582,000	583,500
Less unamortized deferred loan costs	(5,924)	(6,298)
Carrying value Term Loan B	576,076	577,202

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(7,333)	(7,667)
Carrying value 5.375% Senior Notes due 2022	492,667	492,333

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	550,329	543,840
Less unamortized deferred loan costs - Denominated in euro	(8,690)	(8,956)
Carrying value 4.75% Senior Notes due 2022	541,639	534,884

Other Notes and Obligations	22,244	22,224
	1,752,461	1,750,943
Less Current Maturities	24,965	23,247
	$1,727,496	$1,727,696

As of April 1, 2017, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$103.6 million. See below for discussion relating to the Company's debt agreements. In addition, as of April 1, 2017, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$1.2 million and CAD$1.1 million, respectively.

As of April 1, 2017, the Company had outstanding debt under the Company's 4.75% Senior Notes due 2022 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at April 1, 2017, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.3 million and €0.2 million, respectively.

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

The Company's Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.65 billion comprised of (i) the Company's $350.0 million term loan A facility, (ii) the Company's $1.3 billion term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $150.0 million of which is available for a letter of credit sub-facility and $50.0 million of which is available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $500.0 million of the revolving loan facility is available to be borrowed by (x) Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, (y) Darling Canada in Canadian dollars and (z) Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”) and CTH Germany GmbH (“CTH”) in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender. The revolving loan facility and term loan A facility will mature on December 16, 2021, subject to a 91-day “Springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date (January 6, 2021) of the term B loans. The revolving loan facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.00% per annum or base rate/Canadian prime rate plus 1.00% per annum, subject to certain step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal (a) for U.S. dollar term loans, either the base rate plus 1.50% or LIBOR plus 2.50%, and (b) for euro term loans, the euro interbank offered rate plus 2.75%, in each case subject to a step-down based on Darling’s total leverage ratio. For term loan B loans, the LIBOR rate shall not be less than 0.75%.

As of April 1, 2017, the Company had $43.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.00% per annum for a total of 2.99% per annum. The Company had $577.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.49% per annum and $5.0 million outstanding under the term loan B facility at base rate plus a margin of 1.50% per annum for a total of 5.50% per annum. The Company had CAD$103.6 million outstanding under the term loan A facility at CDOR plus a margin of 2.00% per annum for a total of 2.9987% per annum. As of April 1, 2017, the Company had unused capacity of $973.7 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $26.3 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $10.1 million at April 1, 2017.

5.375 % Senior Notes due 2022. On January 2, 2014, Darling Escrow Corporation, a wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the “5.375% Notes”). The 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the “Original 5.375% Indenture”) (as supplemented, the “537.5 Indenture”), among Darling Escrow Corporation, the subsidiary guarantors party thereto from time to time, and U.S. Bank National Association, as trustee (the “5.375% Trustee”).

4.75 % Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. (the “4.75% Issuer”), a wholly-owned subsidiary of Darling, issued and sold €515.0 million aggregate principal amount of the 4.75% Senior Notes due 2022 (the “4.75% Notes”). The 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the “4.75% Indenture”), among the 4.75% Issuer, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the “4.75% Trustee”) and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar.

As of April 1, 2017, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

(8)	Income Taxes

The Company has provided income taxes for the three month periods ended April 1, 2017 and April 2, 2016, based on its estimate of the effective tax rate for the entire 2017 and 2016 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, including Subpart F income, the relative proportion of income and losses by juridiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of April 1, 2017, the Company had $2.7 million of gross unrecognized tax benefits and $1.6 million of related accrued interest and penalties. An indemnity receivable of $3.0 million has been recorded for the uncertain tax positions related to the VION Acquisition. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $1.7 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and interest rate swap derivative adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three months ended April 1, 2017 and April 2, 2016 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$9	$7	$(3)	$(3)	$6	$4
Amortization of actuarial loss	1,203	1,168	(450)	(446)	753	722
Total defined benefit pension plans	1,212	1,175	(453)	(449)	759	726
Corn option derivatives
Loss/(gain) reclassified to net income	(1,185)	(1,474)	460	572	(725)	(902)
Gain/(loss) activity recognized in other comprehensive income (loss)	(615)	320	238	(124)	(377)	196
Total corn option derivatives	(1,800)	(1,154)	698	448	(1,102)	(706)

Foreign currency translation	15,679	57,531	—	—	15,679	57,531

Other comprehensive income (loss)	$15,091	$57,552	$245	$(1)	$15,336	$57,551

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three months ended April 1, 2017 and April 2, 2016 as follows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016	Statement of Operations Classification
Derivative instruments
Corn option derivatives	$1,185	$1,474	Cost of sales and operating expenses
	1,185	1,474	Total before tax
	(460)	(572)	Income taxes
	725	902	Net of tax
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(9)	$(7)	(a)
Amortization of actuarial loss	(1,203)	(1,168)	(a)
Amortization of settlement	—	—	(a)
	(1,212)	(1,175)	Total before tax
	453	449	Income taxes
	(759)	(726)	Net of tax
Total reclassifications	$(34)	$176	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 11 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of April 1, 2017 as follows (in thousands):

	Three Months Ended April 1, 2017
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 31, 2016, attributable to Darling, net of tax	$(308,910)	$2,468	$(33,564)	$(340,006)
Other comprehensive gain before reclassifications	15,679	(377)	—	15,302
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(725)	759	34
Net current-period other comprehensive income	15,679	(1,102)	759	15,336
Noncontrolling interest	(322)	—	—	(322)
Accumulated Other Comprehensive Income (loss) April 1, 2017, attributable to Darling, net of tax	(292,909)	$1,366	$(32,805)	$(324,348)

(10)    Stockholders' Equity

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU amends Topic 718, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company adopted this standard in the quarter ended April 1, 2017 and prior periods were not recasted. The impact of the adoption resulted in the following:

•
The Company recorded a tax expense of $0.1 million within income tax expense for the three months ended April 1, 2017 related to the excess tax expense on stock options, nonvested stock, director restricted stock units and performance units. Prior to the adoption this amount would have been recorded as reduction of additional paid-in capital.

•
The Company has made a policy election to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. Applying this guidance on a modified retrospective basis resulted in an insignificant adjustment to opening retained earnings.

•
The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company's diluted earnings per share for the three months ended April 1, 2017. This increased the Company's diluted weighted average common shares outstanding by approximately 185,000 shares in three months ended April 1, 2017.

Fiscal 2017 Long-Term Incentive Opportunity Awards (2017 LTIP). On February 6, 2017, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2017 LTIP pursuant to which they awarded certain of the Company's key employees, 956,809 stock options and 559,388 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The stock options vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to three-year forward-looking performance periods and will be earned based on the Company's average return on capital employed (ROCE), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2020, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase depending on the Company's ROCE relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (TSR) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies. In addition, certain of the PSUs have a two-year holding requirement after vesting before the PSUs are settled in shares of the Company's Common Stock.

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

Net pension cost for the three months ended April 1, 2017 and April 2, 2016 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	April 1, 2017	April 2, 2016
Service cost	$735	$637
Interest cost	1,669	1,745
Expected return on plan assets	(1,788)	(1,885)
Amortization of prior service cost/(benefit)	9	7
Amortization of net loss	1,203	1,168
Curtailment gain	—	(1,223)
Net pension cost	$1,828	$449

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at April 1, 2017, the Company expects to contribute approximately $4.4 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended April 1, 2017 and April 2, 2016 of approximately $0.7 million and $0.8 million, respectively.

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

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of April 1, 2017, the Company has an aggregate accrued liability of approximately $1.8 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(12)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At April 1, 2017, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as soybean meal option contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2016 and the first three months of fiscal 2017, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of April 1, 2017, some of the contracts have been settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of April 1, 2017, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	28,544	Euro	7,670
Brazilian real	77,314	U.S. dollar	23,172
Brazilian real	805	Mexican peso	7,680
Euro	155,982	U.S. dollar	169,109
Euro	12,106	Polish zloty	52,000
Euro	5,083	Japanese yen	613,598
Euro	43,423	Chinese renminbi	321,089
Euro	12,116	Australian dollar	16,700
Polish zloty	19,624	Euro	4,538
British pound	171	Euro	200
Japanese yen	41,372	U.S. dollar	375

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at April 1, 2017 into earnings over the next 12 months will be approximately $2.2 million. As of April 1, 2017, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of April 1, 2017 and December 31, 2016 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	April 1, 2017	December 31, 2016
Corn options	Other current assets	$2,645	$4,235
Corn options	Other assets	253	—

Total asset derivatives designated as hedges		$2,898	$4,235

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$4,053	$8,939
Corn options and futures	Other current assets	136	151
Soybean meal options	Other current assets	243	—

Total asset derivatives not designated as hedges		$4,432	$9,090

Total asset derivatives		$7,330	$13,325

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	April 1, 2017	December 31, 2016
Corn options	Accrued expenses	$36	$—
Corn options	Other non-current liabilities	30	—

Total liability derivatives designated as hedges		$66	$—

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$681	$608
Corn options and futures	Accrued expenses	76	122
Soybean meal options	Accrued expenses	5	—

Total liability derivatives not designated as hedges		$762	$730

Total liability derivatives		$828	$730

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended April 1, 2017 and April 2, 2016 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2017	2016	2017	2016	2017	2016
Corn options	$(615)	$320	$1,185	$1,474	$88	$52

Total	$(615)	$320	$1,185	$1,474	$88	$52

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $(0.6) million and $0.3 million recorded net of taxes of approximately $0.2 million and $(0.1) million as of April 1, 2017 and April 2, 2016, respectively.

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

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three months ended April 1, 2017 and April 2, 2016 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	April 1, 2017	April 2, 2016

Foreign Exchange	Foreign currency loss/(gain)	$3,146	$11,287
Foreign Exchange	Selling, general and administrative expense	(1,481)	(2,911)
Corn options and futures	Net sales	(22)	1
Corn options and futures	Cost of sales and operating expenses	270	(532)
Heating Oil swaps and options	Net sales	—	(73)
Soybean Meal	Net sales	(272)	—
Soybean Oil	Net sales	45	—
Total		$1,686	$7,772

At April 1, 2017, the Company had forward purchase agreements in place for purchases of approximately $23.7 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(13)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of April 1, 2017 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at April 1, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$7,330	$—	$7,330	$—
Total Assets	$7,330	$—	$7,330	$—

Liabilities:
Derivative instruments	$828	$—	$828	$—
5.375% Senior notes	518,750	—	518,750	—
4.75% Senior notes	577,845	—	577,845	—
Term loan A	121,464	—	121,464	—
Term loan B	588,169	—	588,169	—
Total Liabilities	$1,807,056	$—	$1,807,056	$—

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$13,325	$—	$13,325	$—
Total Assets	$13,325	$—	$13,325	$—

Liabilities:
Derivative instruments	$730	$—	$730	$—
5.375% Senior notes	520,300	—	520,300	—
4.75% Senior notes	575,111	—	575,111	—
Term loan A	120,403	—	120,403	—
Term loan B	593,347	—	593,347	—
Revolver debt	5,201	—	5,201	—
Total Liabilities	$1,815,092	$—	$1,815,092	$—

Derivative assets and liabilities consist of the Company’s soybean meal option contracts, corn option and future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 12 (Derivatives) for breakdown by instrument type.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At April 1, 2017 and December 31, 2016, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $52.8 million and $51.9 million, respectively.  The Company has insurance recovery receivables of approximately $15.9 million as of April 1, 2017 and December 31, 2016, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. Darling International Inc. The complaint, as subsequently amended, alleges that the Company's Fresno facility is operating without a proper use permit and seeks, among other things, injunctive relief. The complaint had at one time also alleged that the Company's Fresno facility constitutes a continuing private and public nuisance, but the plaintiff has since amended the complaint to drop these allegations. The City of Fresno was also named as a defendant in the original complaint but has since had a judgment entered in its favor and is no longer a defendant in the lawsuit; however, in December 2013 the City of Fresno filed a motion to intervene as a plaintiff in this matter. The Superior Court heard the motion on February 4, 2014, and entered an order on February 18, 2014 denying the motion. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter was scheduled for trial in July 2014; however, the parties have agreed to stay the litigation while they participate in a mediation process, which remains ongoing. In January 2017, the Company entered into a non-binding letter of intent with the City of Fresno pursuant to which the City and the Company will work toward the execution of a definitive agreement to relocate the facility to a different location in Fresno. Whether an agreement to relocate the facility ultimately gets executed is subject to the Company’s receipt of certain incentives and an agreement by the Concerned Citizens of West Fresno to settle and dismiss the aforementioned litigation. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company's financial condition, results of operations or cash flows.

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company's U.S. ingredients business, including the Company's fats and proteins, used cooking oil, trap grease and food residuals collection businesses, the Rothsay ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, and plasma products) and (ii) the Company's bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, protein and hides.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 1, 2017
Net Sales	$552,624	$267,788	$59,660	$—	$880,072
Cost of sales and operating expenses	432,610	211,001	46,016	—	689,627
Gross Margin	120,014	56,787	13,644	—	190,445

Selling, general and administrative expense	45,467	25,059	3,291	14,100	87,917
Acquisition and integration costs	—	—	—	—	—
Depreciation and amortization	43,719	17,601	6,845	2,949	71,114
Segment operating income/(loss)	30,828	14,127	3,508	(17,049)	31,414

Equity in net income/(loss) of unconsolidated subsidiaries	109	—	597	—	706
Segment income/(loss)	30,937	14,127	4,105	(17,049)	32,120

Total other expense					(22,904)
Income before income taxes					$9,216

Segment assets at April 1, 2017	$2,474,563	$1,428,868	$638,808	$177,422	$4,719,661

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 2, 2016
Net Sales	$476,171	$247,897	$55,573	$—	$779,641
Cost of sales and operating expenses	372,657	185,554	40,682	—	598,893
Gross Margin	103,514	62,343	14,891	—	180,748

Selling, general and administrative expense	45,251	23,759	1,850	10,609	81,469
Acquisition and integration costs	—	—	—	331	331
Depreciation and amortization	44,377	16,704	6,919	4,256	72,256
Segment operating income/(loss)	13,886	21,880	6,122	(15,196)	26,692

Equity in net income/(loss) of unconsolidated subsidiaries	102	—	5,541	—	5,643
Segment income/(loss)	13,988	21,880	11,663	(15,196)	32,335

Total other expense					(27,809)
Income before income taxes					$4,526

Segment assets at December 31, 2016	$2,464,509	$1,414,409	$657,637	$161,462	$4,698,017

(16)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended April 1, 2017 and April 2, 2016, the Company has recorded sales to the DGD Joint Venture of approximately $35.7 million and $23.7 million, respectively. At April 1, 2017 and December 31, 2016, the Company has $6.6 million and $6.3 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $7.0 million of additional sales for the three months ended April 1, 2017 to defer the Company's portion of profit of approximately $1.4 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at April 1, 2017.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to making loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2017, unless extended by agreement of the parties. As of April 1, 2017, no amounts are owed to Darling Green under the DGD Loan Agreement.

(17)    New Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU amends Topic 715, Compensation - Retirement Benefits, which requires that an employer report the service cost component of net benefit costs to be disaggregated from all other components and reported in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost. The ASU is effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company is currently evaluating the impact of this standard.

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

(18)    Subsequent Events

In April and May 2017, the Company acquired a used cooking oil service provider in New Jersey and a rendering business in Florida for a combined purchase price of approximately $20.0 million, funded by cash on hand. The acquired assets consisted primarily of routes, trucks, land, buildings and non-compete agreements. The Company is in the process of completing purchase price allocation.

(19)     Guarantor Financial Information

The Company's 5.375% Notes and 4.75% Notes (see Note 7) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the three months ended April 1, 2017 and April 2, 2016. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidating Balance Sheet
As of April 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,492	$2,548	$134,840	$—	$138,880
Restricted cash	103	—	179	—	282
Accounts receivable	37,683	132,374	374,206	(154,399)	389,864
Inventories	15,485	86,262	240,367	—	342,114
Income taxes refundable	3,035	—	3,943	—	6,978
Prepaid expenses	12,066	2,210	18,576	—	32,852
Other current assets	4,861	2,568	10,060	(1,158)	16,331
Total current assets	74,725	225,962	782,171	(155,557)	927,301
Investment in subsidiaries	4,334,518	1,154,398	909,263	(6,398,179)	—
Property, plant and equipment, net	240,775	497,348	794,460	—	1,532,583
Intangible assets, net	12,935	283,060	401,825	—	697,820
Goodwill	21,860	549,956	661,455	—	1,233,271
Investment in unconsolidated subsidiaries	3,315	—	267,606	—	270,921
Other assets	34,987	396,174	161,982	(551,005)	42,138
Deferred taxes	—	—	15,627	—	15,627
	$4,723,115	$3,106,898	$3,994,389	$(7,104,741)	$4,719,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$5,712	$—	$20,411	$(1,158)	$24,965
Accounts payable	174,121	22,212	134,387	(149,281)	181,439
Income taxes payable	2,140	373	9,553	—	12,066
Accrued expenses	64,391	26,697	147,354	(5,118)	233,324
Total current liabilities	246,364	49,282	311,705	(155,557)	451,794
Long-term debt, net of current portion	1,107,240	—	1,171,260	(551,004)	1,727,496
Other noncurrent liabilities	62,795	—	32,925	—	95,720
Deferred income taxes	135,404	—	205,410	—	340,814
Total liabilities	1,551,803	49,282	1,721,300	(706,561)	2,615,824
Total stockholders’ equity	3,171,312	3,057,616	2,273,089	(6,398,180)	2,103,837
	$4,723,115	$3,106,898	$3,994,389	$(7,104,741)	$4,719,661

Condensed Consolidating Balance Sheet
As of December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,470	$5,754	$107,340	$—	$114,564
Restricted cash	103	—	190	—	293
Accounts receivable	39,209	97,220	339,251	(87,283)	388,397
Inventories	16,573	85,890	228,352	—	330,815
Income taxes refundable	3,566	—	3,913	—	7,479
Prepaid expenses	11,152	2,769	16,063	—	29,984
Other current assets	5,859	3,165	19,221	(6,475)	21,770
Total current assets	77,932	194,798	714,330	(93,758)	893,302
Investment in subsidiaries	4,296,200	1,154,398	909,263	(6,359,861)	—
Property, plant and equipment, net	233,456	497,312	784,807	—	1,515,575
Intangible assets, net	13,746	291,724	406,457	—	711,927
Goodwill	21,860	549,960	654,073	—	1,225,893
Investment in unconsolidated subsidiary	1,438	—	291,279	—	292,717
Other assets	36,063	396,222	160,505	(549,177)	43,613
Deferred income taxes	—	—	14,990	—	14,990
	$4,680,695	$3,084,414	$3,935,704	$(7,002,796)	$4,698,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4,220	$—	$25,502	$(6,475)	$23,247
Accounts payable	116,075	18,142	130,718	(84,040)	180,895
Income taxes payable	(383)	373	4,923	—	4,913
Accrued expenses	86,581	33,834	125,624	(3,243)	242,796
Total current liabilities	206,493	52,349	286,767	(93,758)	451,851
Long-term debt, net of current portion	1,109,523	—	1,167,349	(549,176)	1,727,696
Other noncurrent liabilities	63,072	—	33,042	—	96,114
Deferred income taxes	140,543	—	205,591	—	346,134
Total liabilities	1,519,631	52,349	1,692,749	(642,934)	2,621,795
Total stockholders’ equity	3,161,064	3,032,065	2,242,955	(6,359,862)	2,076,222
	$4,680,695	$3,084,414	$3,935,704	$(7,002,796)	$4,698,017

Condensed Consolidating Statements of Operations
For the three months ended April 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$136,157	$360,184	$441,350	$(57,619)	$880,072
Cost and expenses:
Cost of sales and operating expenses	109,663	292,771	344,812	(57,619)	689,627
Selling, general and administrative expenses	39,816	14,177	33,924	—	87,917
Acquisition and integration costs	—	—	—	—	—
Depreciation and amortization	10,285	25,436	35,393	—	71,114
Total costs and expenses	159,764	332,384	414,129	(57,619)	848,658
Operating income/(loss)	(23,607)	27,800	27,221	—	31,414

Interest expense	(13,586)	4,023	(12,117)	—	(21,680)
Foreign currency gains/(losses)	(6)	(25)	(233)	—	(264)
Other expense, net	(2,901)	32	1,909	—	(960)
Equity in net income/(loss) of unconsolidated subsidiaries	(373)	—	1,079	—	706
Earnings in investments in subsidiaries	38,318	—	—	(38,318)	—
Income/(loss) before taxes	(2,155)	31,830	17,859	(38,318)	9,216
Income taxes (benefit)	(7,984)	6,279	3,523	—	1,818
Net income attributable to noncontrolling interests	—	—	(1,569)	—	(1,569)
Net income/(loss) attributable to Darling	$5,829	$25,551	$12,767	$(38,318)	$5,829

Condensed Consolidating Statements of Operations
For the three months ended April 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$108,371	$303,765	$411,037	$(43,532)	$779,641
Cost and expenses:
Cost of sales and operating expenses	89,483	236,336	316,606	(43,532)	598,893
Selling, general and administrative expenses	35,893	13,136	32,440	—	81,469
Acquisition and integration costs	—	—	331	—	331
Depreciation and amortization	11,425	26,808	34,023	—	72,256
Total costs and expenses	136,801	276,280	383,400	(43,532)	752,949
Operating income/(loss)	(28,430)	27,485	27,637	—	26,692

Interest expense	(15,522)	4,377	(12,756)	—	(23,901)
Foreign currency gains/(losses)	(31)	165	(2,737)	—	(2,603)
Other expense, net	(3,325)	(5)	2,025	—	(1,305)
Equity in net loss of unconsolidated subsidiaries	(97)	—	5,740	—	5,643
Earnings in investments in subsidiaries	28,971	—	—	(28,971)	—
Income/(loss) before taxes	(18,434)	32,022	19,909	(28,971)	4,526
Income taxes (benefit)	(19,513)	13,181	8,195	—	1,863
Net income attributable to noncontrolling interests	—	—	(1,584)	—	(1,584)
Net income/(loss) attributable to Darling	$1,079	$18,841	$10,130	$(28,971)	$1,079

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended April 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$7,398	$25,551	$12,767	$(38,318)	$7,398
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	15,679	—	15,679
Pension adjustments	641	—	118	—	759
Corn option derivative adjustments	(1,102)	—	—	—	(1,102)
Total other comprehensive income/(loss), net of tax	(461)	—	15,797	—	15,336
Total comprehensive income/(loss)	6,937	25,551	28,564	(38,318)	22,734
Total comprehensive income attributable to noncontrolling interest	—	—	1,247	—	1,247
Total comprehensive income/(loss) attributable to Darling	$6,937	$25,551	$27,317	$(38,318)	$21,487

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the three months ended April 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$2,663	$18,841	$10,130	$(28,971)	$2,663
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	57,531	—	57,531
Pension adjustments	658	—	68	—	726
Corn option derivative adjustments	(706)	—	—	—	(706)
Total other comprehensive income/(loss), net of tax	(48)	—	57,599	—	57,551
Total comprehensive income/(loss)	2,615	18,841	67,729	(28,971)	60,214
Total comprehensive income attributable to noncontrolling interest	—	—	(420)	—	(420)
Total comprehensive income/(loss) attributable to Darling	$2,615	$18,841	$68,149	$(28,971)	$60,634

Condensed Consolidating Statements of Cash Flows
For the three months ended April 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$7,398	$25,551	$12,767	$(38,318)	$7,398
Earnings in investments in subsidiaries	(38,318)	—	—	38,318	—
Other operating cash flows	56,236	(9,676)	40,511	—	87,071
Net cash provided by operating activities	25,316	15,875	53,278	—	94,469

Cash flows from investing activities:
Capital expenditures	(18,732)	(19,689)	(23,871)	—	(62,292)
Investment in subsidiaries and affiliates	(2,250)	—	—	—	(2,250)
Gross proceeds from sale of property, plant and equipment and other assets	304	608	428	—	1,340
Proceeds from insurance settlements	—	—	3,301	—	3,301
Net cash used in investing activities	(20,678)	(19,081)	(20,142)	—	(59,901)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	8,649	—	8,649
Payments on long-term debt	(1,522)	—	(7,743)	—	(9,265)
Borrowings from revolving facilities	47,000	—	—	—	47,000
Payments on revolving facilities	(47,000)	—	(5,327)	—	(52,327)
Net cash overdraft financing	—	—	(1,077)	—	(1,077)
Deferred loan costs	(1,135)	—	—	—	(1,135)
Issuances of common stock	22	—	—	—	22
Minimum withholding taxes paid on stock awards	(1,981)	—	(14)	—	(1,995)
Distributions to noncontrolling interests	—	—	(433)	—	(433)
Net cash used in financing activities	(4,616)	—	(5,945)	—	(10,561)

Effect of exchange rate changes on cash	—	—	309	—	309

Net increase/(decrease) in cash and cash equivalents	22	(3,206)	27,500	—	24,316
Cash and cash equivalents at beginning of year	1,470	5,754	107,340	—	114,564
Cash and cash equivalents at end of year	$1,492	$2,548	$134,840	$—	$138,880

Condensed Consolidating Statements of Cash Flows
For the three months ended April 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$2,663	$18,841	$10,130	$(28,971)	$2,663
Earnings in investments in subsidiaries	(28,971)	—	—	28,971	—
Other operating cash flows	34,573	(4,953)	12,760	—	42,380
Net cash provided by operating activities	8,265	13,888	22,890	—	45,043

Cash flows from investing activities:
Capital expenditures	(11,065)	(21,764)	(20,546)	—	(53,375)
Acquisitions	—	—	(8,511)	—	(8,511)
Note receivable from affiliates	—	—	(5,963)	5,963	—
Gross proceeds from sale of property, plant and equipment and other assets	945	—	479	—	1,424
Proceeds from insurance settlements	—	—	1,181	—	1,181
Net cash used in investing activities	(10,120)	(21,764)	(33,360)	5,963	(59,281)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	8,760	—	8,760
Payments on long-term debt	(5,291)	—	(10,916)	—	(16,207)
Borrowings from revolving credit facility	33,000	—	—	—	33,000
Payments on revolving credit facility	(21,000)	—	—	—	(21,000)
Borrowings from affiliates	—	5,963	—	(5,963)	—
Issuances of common stock	45	—	—	—	45
Repurchase of treasury stock	(5,000)	—	—	—	(5,000)
Minimum withholding taxes paid on stock awards	(1,663)	—	(125)	—	(1,788)
Excess tax benefits from stock-based compensation	(446)	—	—	—	(446)
Net cash used in financing activities	(355)	5,963	(2,281)	(5,963)	(2,636)

Effect of exchange rate changes on cash	—	—	7,316	—	7,316

Net increase/(decrease) in cash and cash equivalents	(2,210)	(1,913)	(5,435)	—	(9,558)
Cash and cash equivalents at beginning of year	3,443	3,993	149,448	—	156,884
Cash and cash equivalents at end of year	$1,233	$2,080	$144,013	$—	$147,326

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017 and in the Company's other public filings with the SEC.

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry, fish and pork animal by-products in North America and Europe into non-food grade oils and protein meals; (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations; (iii) the collection and processing of used cooking oil in North America into non-food grade fats, as well as the production and sale of cooking oil collection systems; (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin; (v) the processing of cattle hides and hog skins in North America and cattle hides in Europe; (vi) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe; and (vii) the provision of grease trap services to food service establishments and environmental services to food processors in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America; (ii) the conversion of organic sludge and food waste into biogas in Europe; (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications; (iv) the processing of manure into natural bio-phosphate in Europe; and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 6 to the Company's Consolidated Financial Statement for the period ended April 1, 2017 included herein.

Corporate activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Business and Regulatory Developments

Various strains of avian influenza (or “Bird Flu”) continue to be reported in wild fowl and commercial poultry flocks across Europe, the Middle East and parts of Asia. In the United States, wild fowl migrating along the Mississippi fly-way are believed to be responsible for two cases of highly pathogenic H7 avian influenza confirmed on March 5 and March 16, 2017. Both cases occurred in commercial chicken breeder flocks located in Lincoln County, Tennessee. Subsequently, commercial flocks in Kentucky, Alabama and Georgia were confirmed to be infected with a low pathogenic H7 strain. All flocks affected by either strain of the H7 virus were depopulated under the supervision of state and federal animal health officials. As of the date of this report, there have been no new cases of highly pathogenic avian influenza in poultry reported within the United States. For a more detailed discussion of this and other factors that can impact the Company’s business and results of operations, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

The Company’s Fuel Ingredients segment converts fats into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources. The Company's gross margin and profitability in this segment are impacted by world energy prices for oil, electricity and natural gas.

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

Results of Operations

Three Months Ended April 1, 2017 Compared to Three Months Ended April 2, 2016

Operating Performance Metrics

Other operating performance metrics which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency

•	Corporate activities

•	Non-U.S. GAAP measures

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the first quarter of fiscal 2017, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2017, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2016 are as follows:

	Avg. Price 1st Quarter 2017	Avg. Price 1st Quarter 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 270.69/ton	$ 220.98/ton	$ 49.71/ton	22.5%
Feed Grade PM (Mid-South)	$ 287.42/ton	$ 249.10/ton	$ 38.32/ton	15.4%
Pet Food PM (Mid-South)	$ 635.89/ton	$ 506.31/ton	$ 129.58/ton	25.6%
Feather meal (Mid-South)	$ 422.94/ton	$ 277.21/ton	$ 145.73/ton	52.6%
BFT (Chicago)	$ 31.35/cwt	$ 27.07/cwt	$ 4.28/cwt	15.8%
YG (Illinois)	$ 23.78/cwt	$ 21.25/cwt	$ 2.53/cwt	11.9%
Corn (Illinois)	$ 3.69/bushel	$ 3.81/bushel	$ (0.12)/bushel	(3.1)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 765.00/MT	$ 632.00/MT	$ 133.00/MT	21.0%
Soy meal (CIF Rotterdam)	$ 368.00/MT	$ 328.00/MT	$ 40.00/MT	12.2%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2017, compared to the average Jacobsen and Reuters prices for the fourth quarter of fiscal 2016.

	Avg. Price 1st Quarter 2017	Avg. Price 4th Quarter 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 270.69/ton	$ 223.24/ton	$ 47.45/ton	21.3%
Feed Grade PM (Mid-South)	$ 287.42/ton	$ 281.43/ton	$ 5.99/ton	2.1%
Pet Food PM (Mid-South)	$ 635.89/ton	$ 571.09/ton	$ 64.80/ton	11.3%
Feather meal (Mid-South)	$ 422.94/ton	$ 356.91/ton	$ 66.03/ton	18.5%
BFT (Chicago)	$ 31.35/cwt	$ 30.77/cwt	$ 0.58/cwt	1.9%
YG (Illinois)	$ 23.78/cwt	$ 23.05/cwt	$ 0.73/cwt	3.2%
Corn (Illinois)	$ 3.69/bushel	$ 3.58/bushel	$ 0.11/bushel	3.1%
Reuters:
Palm Oil (CIF Rotterdam)	$ 765.00/MT	$ 752.00/MT	$ 13.00/MT	1.7%
Soy meal (CIF Rotterdam)	$ 368.00/MT	$ 360.00/MT	$ 8.00/MT	2.2%

Segment Results

Segment operating income for the three months ended April 1, 2017 was $31.4 million, which reflects an increase of $4.7 million or 17.6% as compared to the three months ended April 2, 2016. Adjusting the three months ended April 2, 2016 for the net change between the acquisition and integration costs in the three months ended April 1, 2017 as compared to the three months ended April 2, 2016, operating income would have been $27.0 million in the three months ended April 2, 2016.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 1, 2017
Net Sales	$552,624	$267,788	$59,660	$—	$880,072
Cost of sales and operating expenses	432,610	211,001	46,016	—	689,627
Gross Margin	120,014	56,787	13,644	—	190,445

Gross Margin %	21.7%	21.2%	22.9%	—%	21.6%

Selling, general and administrative expense	45,467	25,059	3,291	14,100	87,917
Acquisition and integration costs	—	—	—	—	—
Depreciation and amortization	43,719	17,601	6,845	2,949	71,114
Segment operating income/(loss)	30,828	14,127	3,508	(17,049)	31,414

Equity in net income of unconsolidated subsidiaries	109	—	597	—	706
Segment income/(loss)	30,937	14,127	4,105	(17,049)	32,120

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 2, 2016
Net Sales	$476,171	$247,897	$55,573	$—	$779,641
Cost of sales and operating expenses	372,657	185,554	40,682	—	598,893
Gross Margin	103,514	62,343	14,891	—	180,748

Gross Margin %	21.7%	25.1%	26.8%	—%	23.2%

Selling, general and administrative expense	45,251	23,759	1,850	10,609	81,469
Acquisition and integration costs	—	—	—	331	331
Depreciation and amortization	44,377	16,704	6,919	4,256	72,256
Segment operating income/(loss)	13,886	21,880	6,122	(15,196)	26,692

Equity in net income of unconsolidated subsidiaries	102	—	5,541	—	5,643
Segment income/(loss)	13,988	21,880	11,663	(15,196)	32,335

Feed Ingredients Segment

Feed Ingredients operating income for the three months ended April 1, 2017 was $30.8 million, an increase of $16.9 million or 121.6% as compared to the three months ended April 2, 2016. Earnings for the Feed Ingredients segment were higher due to an overall increase in finished product prices, sales volumes and higher raw material volumes as compared to the same period in fiscal 2016.

Raw material volume. Overall, in the three months ended April 1, 2017, the raw material processed by the Company Feed Ingredients segment totaled 2.05 million metric tons. Compared to the three months ended April 2, 2016 overall raw material volume processed in the Feed Ingredients segment increased approximately 4.3%. On a sequential quarter basis, raw material volume processed in the Feed Ingredients segment decreased by approximately 0.7%.

Sales. During the three months ended April 1, 2017 net sales for the Feed Ingredients segment were $552.6 million as compared to $476.2 million during the three months ended April 2, 2016, an increase of approximately $76.4 million or 16.0%. Net sales for fats were approximately $158.0 million and $125.3 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Protein net sales were approximately $198.2 million and $172.0 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $73.6 million and $66.6 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Total rendering net sales were approximately $429.8 million and $363.9 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Used cooking oil net sales were approximately $44.0 million and $34.4 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Bakery net sales were approximately $56.1 million and $54.5 million for the three months ended April 1, 2017 and April 2, 2016, respectively, and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $22.7 million and $23.4 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended April 2, 2016	$125.3	$172.0	$66.6	$363.9	$34.4	$54.5	$23.4	$476.2
Increase/(decrease) in sales volumes	13.0	17.3	—	30.3	(0.8)	0.4	—	29.9
Increase/(decrease) in finished product prices	20.3	10.6	—	30.9	10.5	1.2	—	42.6
Increase/(decrease) due to currency exchange rates	(0.6)	(1.7)	(1.6)	(3.9)	(0.1)	—	—	(4.0)
Other change	—	—	8.6	8.6	—	—	(0.7)	7.9
Total change	32.7	26.2	7.0	65.9	9.6	1.6	(0.7)	76.4
Net sales three months ended April 1, 2017	$158.0	$198.2	$73.6	$429.8	$44.0	$56.1	$22.7	$552.6

Margins. In the Feed Ingredients segment for the three months ended April 1, 2017 and April 2, 2016, the gross margin percentage was 21.7%.

Food Ingredients Segment

Food Ingredients operating income was $14.1 million for the three months ended April 1, 2017, a decrease of $7.8 million or 35.6% as compared to the three months ended April 2, 2016. The earnings in the gelatin business were down as compared to the prior year due to the performance in the Company's South American markets. The Company's South American business was impacted by sales price decline influenced by an oversupply of hide gelatin as well as the results of lower import tariff regulations in Argentina during the quarter.

Raw material volume. Overall, for the three months ended April 1, 2017, the raw material processed by the Company's Food Ingredients segment totaled 274,000 metric tons. As compared to the three months ended April 2, 2016, overall raw material volume processed in the Food Ingredients segment was basically unchanged. On a sequential quarter basis, raw material volume processed in the Food Ingredients segment decreased by approximately 0.5%.

Sales. Overall sales increased in the Food Ingredients segment as a result of higher sales volumes in both the gelatin and casing businesses.

Margins. In the Food Ingredients segment for the three months ended April 1, 2017, the gross margin percentage decreased to 21.2% as compared to 25.1% during the comparable period of fiscal 2016. The decrease is primarily the result of lower production volumes, higher raw material prices and an oversupply of hide gelatin in South America. Additionally, selling, general and administrative expense in the Food Ingredients segment increased primarily due to a reduction of currency hedge gains in the three months ended April 1, 2017 as compared to the same period in fiscal 2016.

Fuel Ingredients Segment

Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment income for the three months ended April 1, 2017 was $3.5 million, a decrease of $2.6 million or 42.6% as compared to the same period in fiscal 2016. For the three months ended April 1, 2017, the North American region results do not include the blenders' tax credit, while fiscal 2016 included blenders tax credit. Earnings in Rendac for the three months ended April 1, 2017 were up slightly as compared to the prior year as a result of an increase in sales volumes, an increase in raw material volumes and higher finished fat prices due to biofuel demand.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended April 1, 2017 was $4.1 million, as compared to segment income of $11.7 million in the same period of 2016. The decrease of $7.6 million is primarily related to the lack of blenders tax credits for the three months ended April 1, 2017 as compared to the same period in fiscal 2016.

Raw material volume. Overall, in the three months ended April 1, 2017, the raw material processed by the Company's Fuel Ingredients segment totaled 301,000 metric tons. As compared to the three months ended April 2, 2016 overall raw material volume processed in the Fuel Ingredients segment was up approximately 8.1%. On a sequential quarter basis, raw material volume processed in the Fuel Ingredients segment was down by approximately 4.8%.

Sales. Overall sales increased in the Fuel Ingredients segment due to generally higher fat prices in the first three months ended April 1, 2017 as compared to the same period in fiscal 2016.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended April 1, 2017, the gross margin percentage decreased to 22.9% as compared to 26.8% for the comparable period of fiscal 2016, primarily due to the lack of blenders tax credits for the three months ended April 1, 2017 as compared to the same period in fiscal 2016.

Foreign Currency

During the first quarter of fiscal 2017, the euro weakened and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2016. Using actual results for three months ended April 1, 2017 and using the prior year's average currency rate for the three months ended April 2, 2016, this foreign currency translation would result in an increase in operating income of approximately $1.8 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended April 2, 2016 of €1.00:USD$1.10 and CAD$1.00:USD$0.73 as compared to the average rate for the three months ended April 1, 2017 of €1.00:USD$1.07 and CAD$1.00:USD$0.75, respectively.

On a sequential period basis, the actual results for the three months ended April 1, 2017 over the three months ended December 31, 2016 were lower by approximately $0.6 million. This impact is mainly due to an increase in the U.S dollar as compared to the euro. The average rates assumptions used in this calculation on a sequential basis were the actual fiscal average rate for the three months ended December 31, 2016 of €1.00:USD$1.08 and CAD$1.00:USD$0.75 as compared to the average rate for the three months ended April 1, 2017 of €1.00:USD$1.07 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $14.1 million during the three months ended April 1, 2017, compared to $10.6 million during the three months ended April 2, 2016, an increase of $3.5 million. The increase is primarily due to higher corporate related benefits due to the acceleration of equity compensation costs as compared to the three months ended April 2, 2016.

Acquisition and Integration Costs.  There were no acquisition and integration costs during the three months ended April 1, 2017, as compared to $0.3 million in the three months ended April 2, 2016. The decrease is due to completion of the acquisition and integration activity in fiscal 2017.

Depreciation and Amortization.  Depreciation and amortization charges decreased $1.4 million to $2.9 million during the three months ended April 1, 2017, as compared to $4.3 million during the three months ended April 2, 2016.  The decrease is due to certain of the Company's corporate assets becoming fully depreciated in fiscal 2016.

Interest Expense. Interest expense was $21.7 million during the three months ended April 1, 2017, compared to $23.9 million during the three months ended April 2, 2016, a decrease of $2.2 million. The decrease is primarily due to a reduction in borrowings under the Company's revolving credit line and lower outstanding balances under the Company's term loan A debt, term loan B debt and other debt balances.

Foreign Currency Gains/(Losses).  Foreign currency losses were $0.3 million during the three months ended April 1, 2017, as compared to foreign currency losses of approximately $2.6 million for the three months ended April 2, 2016. The decrease in currency losses is primarily due to offsetting gains on non-designated foreign exchange hedge contracts related to the Company's intercompany notes as compared to losses on the same type of transactions in 2016.

Other Income/Expense. Other expense was $1.0 million in the three months ended April 1, 2017, compared to $1.3 million in the three months ended April 2, 2016.  The decrease in other expense in the three months ended April 1, 2017 as compared to the same period in fiscal 2016 is primarily due to (i) the reduction of fire and casualty losses, (ii) a decrease in bank service charges, and (iii) an increase in interest income that was partially offset by an increase in expense related to the ineffective portion of the Company's product hedges.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the three months ended April 1, 2017. The net income for the three months ended April 1, 2017 was $0.7 million compared to a net income of $5.6 million for the three months ended April 2,

2016. The $4.9 million decrease is primarily due to not recording the blenders tax credits in fiscal 2017 as compared to blenders tax credits recorded at the DGD Joint Venture in the first quarter of fiscal 2016.

Income Taxes. The Company recorded income tax expense of $1.8 million for the three months ended April 1, 2017, compared to $1.9 million of income tax expense recorded in the three months ended April 2, 2016, a decrease of $0.1 million. The effective tax rate for the three months ended April 1, 2017 is 19.7%. The effective tax rate for the three months ended April 1, 2017 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit and discrete items including the favorable settlement of an audit. The effective tax rate for the three months ended April 2, 2016 was 41.2%. The effective tax rate for the three months ended April 2, 2016 differed from the statutory rate of 35% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit and discrete items. The Company's effective tax rate excluding discrete items is 46.1% for the three months ended April 1, 2017, compared to 38.6% for the three months ended April 2, 2016, an increase of 7.5% primarily due to the expiration of the biofuel tax incentive.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expenses, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiary. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at April 1, 2017.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2017 As Compared to First Quarter 2016

	Three Months Ended
(dollars in thousands)	April 1, 2017	April 2, 2016
Net income/(loss) attributable to Darling	$5,829	$1,079
Depreciation and amortization	71,114	72,256
Interest expense	21,680	23,901
Income tax expense/(benefit)	1,818	1,863
Foreign currency loss/(gain)	264	2,603
Other expense/(income), net	960	1,305
Equity in net (income)/loss of unconsolidated subsidiaries	(706)	(5,643)
Net income attributable to non-controlling interests	1,569	1,584
Adjusted EBITDA	$102,528	$98,948

Acquisition and integration-related expenses	—	331
Pro forma Adjusted EBITDA (Non-GAAP)	$102,528	$99,279

Foreign currency exchange impact (1)	1,832	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$104,360	$99,279

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$5,037	$9,629

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended April 2, 2016 of €1.00:USD$1.10 and CAD$1.00:USD$0.73 as compared to the average rate for the three months ended April 1, 2017 of €1.00:USD$1.07 and CAD$1.00:USD$0.75, respectively.

For the three months ended April 1, 2017, the Company generated Adjusted EBITDA of $102.5 million, as compared to $98.9 million in the same period in fiscal 2016. The increase is primarily attributable to higher finished product prices and higher raw material volumes in the Feed Ingredients segment.

On a Pro forma Adjusted EBITDA (Non-GAAP) basis, the Company would have generated $102.5 million in the three months ended April 1, 2017, as compared to a Pro forma Adjusted EBITDA (Non-GAAP) of $99.3 million in the same period in fiscal 2016.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 6 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2017 As Compared on a Sequential Basis to Fourth Quarter 2016

	Three Months Ended
(dollars in thousands)	April 1, 2017	December 31, 2016
Net income/(loss) attributable to Darling	$5,829	$40,541
Depreciation and amortization	71,114	77,468
Interest expense	21,680	22,439
Income tax expense/(benefit)	1,818	6,213
Foreign currency loss/(gain)	264	(387)
Other expense/(income), net	960	(1,819)
Equity in net (income)/loss of unconsolidated subsidiaries	(706)	(32,746)
Net income attributable to non-controlling interests	1,569	1,139
Adjusted EBITDA	$102,528	$112,848

Foreign currency exchange impact (1)	583	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$103,111	$112,848

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$5,037	$36,721

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended December 31, 2016 of €1.00:USD$1.08 and CAD$1.00:USD$0.75 as compared to the average rate for the three months ended April 1, 2017 of €1.00:USD$1.07 and CAD$1.00:USD$0.75, respectively.

On a sequential basis, the Company generated Adjusted EBITDA of $102.5 million for the three months ended April 1, 2017, as compared to $112.8 million for the three months ended December 31, 2016, a decrease of $10.3 million. This decrease is primarily attributable to lower earnings in the Fuel Ingredients segment in the three months ended April 1, 2017 as compared to the three months ended December 31, 2016 due to the fact that 2017 includes no blenders tax credits. In addition, in the three months ended December 31, 2016 the Company recorded a business interruption gain from insurance as compared to no gains in the three months ended April 1, 2017. Additionally, the Company had higher selling, general and administrative costs in the three months ended April 1, 2017 as compared to the three months ended December 31, 2016 due primarily to higher compensation related benefit costs.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company would have generated $103.1 million for the three months ended April 1, 2017, as compared to $112.8 million for the three months ended December 31, 2016, a decrease of $9.7 million.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 6 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at April 1, 2017. On April 1, 2017, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(7,333)
Carrying value of 5.375% Notes due 2022	$492,667

4.75 % Notes due 2022 - Denominated in euros	$550,329
Less unamortized deferred loan costs	(8,690)
Carrying value of 4.75% Notes due 2022	$541,639

Amended Credit Agreement:
Term Loan A	$120,859
Less unamortized deferred loan costs	(1,024)
Carrying value of Term Loan A	119,835

Term Loan B	$582,000
Less unamortized deferred loan costs	(5,924)
Carrying value of Term Loan B	$576,076

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	—
Letters of credit issued	26,272
Availability	$973,728

Other Debt	$22,244

During the first three months of fiscal 2017, the U.S. dollar weakened as compared to the euro and Canadian dollar. Using the euro and Canadian dollar based debt outstanding at April 1, 2017 and comparing the closing balance sheet rates at April 1, 2017 to those at December 31, 2016, the U.S. dollar debt balances of euro based debt and Canadian based debt increased by approximately $6.4 million and $0.8 million, respectively, at April 1, 2017. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at April 1, 2017 of €1.00:USD$1.06860 and CAD$1.00:USD$0.749395 as compared to the closing balance sheet rate at December 31, 2016 of €1.00:USD$1.05600 and CAD$1.00:USD$0.742094, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling Canada and Darling NL entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective December 16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment extended the maturity date of the term A loans and revolving credit facility loans under the Amended Credit Agreement from September 27, 2018 to December 16, 2021, subject to a 91-day “springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date (January 6, 2021) of the term B loans. For a description of the terms of the Amended Credit Agreement, including the revolving loan, term loan A and term loan B facilities provided thereunder, see Note 7 to the Company's Consolidated Financial Statements included herein.

•
As of April 1, 2017, the Company had unused capacity of $973.7 million under the revolving loan facility, taking into account that the Company had no outstanding borrowings and letters of credit issued of $26.3 million.

•
As of April 1, 2017, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$46.4 million and $156.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments to commence on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021, subject to a 91-day “springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date (January 6, 2021) of the term B loans.

•
As of April 1, 2017, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €510.0 million and $18.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 6, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 6, 2021. The term loan B facility will mature on January 6, 2021.

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

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes. The 5.375% Notes, which were offered in a private offering in connection with the VION Acquisition, were issued pursuant to the Original 5.375% Indenture, (as supplemented, the “5.375% Indenture”), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the “5.375% Trustee”). For a description of the 5.375% Notes see Note 7 to the Company's Consolidated Financial Statements.

4.75 % Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. (the “4.375% Issuer”), a wholly-owned indirect finance subsidiary of Darling incorporated as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of The Netherlands issued and sold €515.0 million aggregate principal amount of its 4.75% Notes. The 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the “4.75% Indenture”), among the 4.375% Issuer, Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the “4.75% Trustee”) and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. For a description of the 5.375% Notes see Note 7 to the Company's Consolidated Financial Statements.

Other debt consists of Canadian and European capital lease obligations, note arrangements in Argentina, China and Japan and European and U.S. notes that are not part of the Company's Amended Credit Agreement, 5.375% Notes or 4.75% Notes.

The classification of long-term debt in the Company’s April 1, 2017 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 28, 2017.

As of April 1, 2017, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

Working Capital and Capital Expenditures

On April 1, 2017, the Company had working capital of $475.5 million and its working capital ratio was 2.05 to 1 compared to working capital of $441.5 million and a working capital ratio of 1.98 to 1 on December 31, 2016.  As of April 1, 2017, the Company had unrestricted cash of $138.9 million and funds available under the revolving credit facility of $973.7 million, compared to unrestricted cash of $114.6 million and funds available under the revolving credit facility of $968.1 million at December 31, 2016. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $94.5 million for the first three months ended April 1, 2017, as compared to net cash provided by operating activities of $45.0 million for the first three months ended April 2, 2016, an increase of $49.5 million due primarily to an increase in net income of approximately $4.7 million, an increase in distributions for unconsolidated subsidiaries of approximately $25.0 million and changes in operating assets and liabilities that include an increase in cash provided by inventory and prepaids of $10.5 million, an increase in cash provided by income tax refundable/payable of approximately $7.2 million, an increase in other operating cash flow of approximately $17.8 million primarily due to changes in the foreign currency hedge balances, a decrease in cash from accounts receivable of $7.9 million and a decrease in cash used by accounts payable and accrued expenses of approximately $11.8 million.  Cash used by investing activities was $59.9 million for the first three months ended April 1, 2017, compared to $59.3 million for the first three months ended April 2, 2016, an increase of $0.6 million.  Net cash used by financing activities was $10.6 million for the first three months ended April 1, 2017, compared to net cash used by financing activities of $2.6 million for the first three months ended

April 2, 2016, an increase of $8.4 million, primarily due to an overall increase in debt and debt related payments in the first three months ended April 1, 2017 as compared to the first three months ended April 2, 2016.

Capital expenditures of $62.3 million were made during the first three months of fiscal 2017, compared to $53.4 million in the first three months of fiscal 2016, for a net increase of $8.9 million (16.7%). The Company expects to incur additional capital expenditures of $176.7 million for the remainder of fiscal 2017. Additionally, included in the planned capital projects are costs associated with the Company's continued implementation of its new ERP system. As of April 1, 2017, the Company has spent life-to-date approximately $40.8 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system. The total expected cash flow impact of this project will be in the range of $41.0 million to $42.0 million. These costs will be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $5.4 million and $2.1 million during the first three months ended April 1, 2017 and April 2, 2016, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2017, the Company has accrued approximately $10.4 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at April 1, 2017.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.0 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first three months ended April 1, 2017 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first three months ended April 1, 2017 of approximately $0.6 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, six plans have certified as critical or red zone and one has certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate liability of approximately $1.8 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of April 1, 2017, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $246.3 million included on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. During the three months ended April 1, 2017, the DGD Joint Venture made dividend distributions to each partner in the amount of $25.0 million.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons. Final engineering and cost analysis for the project were completed during the third quarter of 2016. The estimated construction costs for the project are $190 million, which is expected to be funded by DGD Joint Venture cash flow. The DGD Joint Venture estimates completion of construction and commissioning of the project in the second quarter of 2018. The DGD Joint Venture expects to operate at full capacity throughout the expansion phase, excluding an estimated 15-to-30 days of normal downtime maintenance in 2017, which occurred in the first quarter of 2017, and an estimated 40 days of necessary downtime for final tie-ins in 2018. The planned expansion will also include expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide.

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2017, unless extended by agreement of the parties. As of April 1, 2017, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partners, evaluates its capital structure from time to time, including opportunities to refinance the JV.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first three months of fiscal 2017, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2017 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  Except for expenditures relating to the Company's ongoing installation activities with respect to its ERP system, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchases may occur over the 24 month period ending in August 2017, unless extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and has approximately $89.1 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $61.0 million of commodity products consisting of approximately $35.9 million of finished products, approximately $23.7 million of natural gas and diesel fuel and approximately $1.4 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 1, 2017.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2017, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $39.8 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at April 1, 2017.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at April 1, 2017 (in thousands):

Other commercial commitments:
Standby letters of credit	$26,272
Foreign bank guarantees	10,134
Total other commercial commitments:	$36,406

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017.

Based on the Company’s annual impairment testing at October 29, 2016, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of six of the Company's nine reporting units was less than 30% in excess of its carrying value and one reporting unit (ERS Feed) was approximately 8% in excess of its carrying value, with goodwill of approximately $181.5 million on this reporting unit.  The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company and primarily used the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill. The amount of goodwill allocated to these six reporting units was approximately $703.0 million. The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. As of April 1, 2017, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU amends Topic 715, Compensation - Retirement Benefits, which requires that an employer report the service cost component of net benefit costs to be disaggregated from all other components and reported in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost. The ASU is effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company is currently evaluating the impact of this standard.

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and green house gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of Bird Flu including, but not limited to H5N1 flu, bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; difficulties or a significant disruption in our information systems or failure to implement new systems and software successfully, including our ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At April 1, 2017, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as soybean meal options contracts, corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2016 and the first three months of fiscal 2017, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of April 1, 2017, the aggregate fair value of these corn option contracts was approximately $2.8 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of April 1, 2017, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the function currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	28,544	Euro	7,670	3.42 - 3.99	$9,024
Brazilian real	77,314	U.S. dollar	23,172	3.10 - 3.71	23,172
Brazilian real	805	Mexican peso	7,680	0.05 - 0.16	255
Euro	155,982	U.S. dollar	169,109	1.05 - 1.09	169,109
Euro	12,106	Polish zloty	52,000	4.25 - 4.31	12,937
Euro	5,083	Japanese yen	613,598	119.36 - 122.61	5,431
Euro	43,423	Chinese renminbi	321,089	7.37 - 7.69	46,401
Euro	12,116	Australian dollar	16,700	1.38	12,948
Polish zloty	19,624	Euro	4,538	4.27 - 4.36	4,967
British pound	171	Euro	200	0.86	214
Japanese yen	41,372	U.S. dollar	375	106.54 - 113.59	375
					$284,833

The above foreign currency contracts mature within one year and include hedges on approximately $150.0 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $3.4 million and are included in other current assets and accrued expenses at April 1, 2017.

Additionally, the Company had corn options contracts and forward contracts and soybean meal options that are marked to market because they did not qualify for hedge accounting at April 1, 2017. These contracts have an aggregate fair value of approximately $0.3 million and are included in other current assets and accrued expenses at April 1, 2017.

As of April 1, 2017, the Company had forward purchase agreements in place for purchases of approximately $23.7 million of natural gas and diesel fuel and approximately $1.4 million of other commitments in fiscal 2017. As of April 1, 2017, the Company had forward purchase agreements in place for purchases of approximately $35.9 million of finished product in fiscal 2017.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 14 on pages 20 through 21 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 , which could materially affect the Company's business, financial condition or future results. The risks described in this report and in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Form of Performance Unit Award Agreement for 2017 awards under the 2017 Omnibus Incentive Plan.
10.2	Form of Stock Option Notice and Agreement for 2017 awards under the 2017 Omnibus Incentive Plan.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Patrick C. Lynch, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Patrick C. Lynch, the Chief Financial Officer of the Company.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended April 1, 2017 and April 2, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended April 1, 2017 and April 2, 2016; (iv) Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and April 2, 2016; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 11, 2017	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	May 11, 2017	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)