Form 10-Q
period 2017-07-01
DARLING INGREDIENTS INC.
filed 2017-08-09
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
OR

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

There were 164,657,207 shares of common stock, $0.01 par value, outstanding at August 3, 2017.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 1, 2017

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 1, 2017 and December 31, 2016
(in thousands, except share data)

	July 1, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$124,817	$114,564
Restricted cash	282	293
Accounts receivable, net	382,957	388,397
Inventories	359,635	330,815
Prepaid expenses	37,750	29,984
Income taxes refundable	6,387	7,479
Other current assets	13,101	21,770
Total current assets	924,929	893,302
Property, plant and equipment, less accumulated depreciation of $957,017 at July 1, 2017 and $842,186 at December 31, 2016	1,584,735	1,515,575
Intangible assets, less accumulated amortization of $339,794 at July 1, 2017 and $301,187 at December 31, 2016	703,182	711,927
Goodwill	1,271,927	1,225,893
Investment in unconsolidated subsidiaries	279,814	292,717
Other assets	48,239	43,613
Deferred income taxes	17,050	14,990
	$4,829,876	$4,698,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,370	$23,247
Accounts payable, principally trade	186,458	180,895
Income taxes payable	17,213	4,913
Accrued expenses	265,939	242,796
Total current liabilities	488,980	451,851
Long-term debt, net of current portion	1,727,553	1,727,696
Other non-current liabilities	96,916	96,114
Deferred income taxes	349,221	346,134
Total liabilities	2,662,670	2,621,795
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 167,835,432 and 167,641,415 shares issued at July 1, 2017 and at December 31, 2016, respectively	1,678	1,676
Additional paid-in capital	1,510,689	1,499,431
Treasury stock, at cost; 3,179,671 and 3,028,857 shares at July 1, 2017 and at December 31, 2016, respectively	(43,054)	(40,909)
Accumulated other comprehensive loss	(272,748)	(340,006)
Retained earnings	867,737	852,802
Total Darling's stockholders’ equity	2,064,302	1,972,994
Noncontrolling interests	102,904	103,228
Total stockholders' equity	$2,167,206	$2,076,222
	$4,829,876	$4,698,017

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended July 1, 2017 and July 2, 2016
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$896,348	$877,341	$1,776,420	$1,656,982
Costs and expenses:
Cost of sales and operating expenses	700,764	677,115	1,390,391	1,276,008
Selling, general and administrative expenses	85,531	76,158	173,448	157,627
Acquisition and integration costs	—	70	—	401
Depreciation and amortization	72,990	69,531	144,104	141,787
Total costs and expenses	859,285	822,874	1,707,943	1,575,823
Operating income	37,063	54,467	68,477	81,159

Other expense:
Interest expense	(22,446)	(23,980)	(44,126)	(47,881)
Foreign currency gain/(loss)	(2,111)	8	(2,375)	(2,595)
Other expense, net	(2,696)	(2,373)	(3,656)	(3,678)
Total other expense	(27,253)	(26,345)	(50,157)	(54,154)

Equity in net income of unconsolidated subsidiaries	8,260	13,852	8,966	19,495
Income before income taxes	18,070	41,974	27,286	46,500

Income tax expense	7,742	7,983	9,560	9,846

Net income	10,328	33,991	17,726	36,654

Net income attributable to noncontrolling interests	(1,179)	(1,992)	(2,748)	(3,576)

Net income attributable to Darling	$9,149	$31,999	$14,978	$33,078

Basic income per share	$0.06	$0.19	$0.09	$0.20
Diluted income per share	$0.05	$0.19	$0.09	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and six months ended July 1, 2017 and July 2, 2016
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$10,328	$33,991	$17,726	$36,654
Other comprehensive income/(loss), net of tax:
Foreign currency translation	49,112	(8,008)	64,791	49,523
Pension adjustments	760	651	1,519	1,377
Corn option derivative adjustments	(869)	1,227	(1,971)	521
Total other comprehensive income/(loss), net of tax	49,003	(6,130)	64,339	51,421
Total comprehensive income	$59,331	$27,861	$82,065	$88,075
Comprehensive income/(loss) attributable to noncontrolling interests	(1,418)	1,725	(171)	1,305
Comprehensive income attributable to Darling	$60,749	$26,136	$82,236	$86,770

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 1, 2017 and July 2, 2016
(in thousands)
(unaudited)

	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net Income	$17,726	$36,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,104	141,787
Loss/(gain) on disposal of property, plant, equipment and other assets	(358)	827
Gain on insurance proceeds from insurance settlements	—	(356)
Deferred taxes	(11,205)	(1,812)
Increase/(decrease) in long-term pension liability	1,362	(1,596)
Stock-based compensation expense	11,003	5,067
Write-off deferred loan costs	340	57
Deferred loan cost amortization	4,366	5,600
Equity in net income of unconsolidated subsidiaries	(8,966)	(19,495)
Distributions of earnings from unconsolidated subsidiaries	25,806	25,994
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,705	(20,081)
Income taxes refundable/payable	12,857	1,559
Inventories and prepaid expenses	(21,952)	(19,501)
Accounts payable and accrued expenses	16,594	30,989
Other	(11,834)	(17,460)
Net cash provided by operating activities	197,548	168,233
Cash flows from investing activities:
Capital expenditures	(127,824)	(109,406)
Acquisitions, net of cash acquired	(12,369)	(8,511)
Investment in unconsolidated subsidiary	(2,250)	—
Gross proceeds from disposal of property, plant and equipment and other assets	3,603	2,404
Proceeds from insurance settlement	3,301	1,537
Payments related to routes and other intangibles	(4,635)	—
Net cash used by investing activities	(140,174)	(113,976)
Cash flows from financing activities:
Proceeds from long-term debt	16,405	17,277
Payments on long-term debt	(67,974)	(59,255)
Borrowings from revolving credit facility	80,000	41,000
Payments on revolving credit facility	(80,327)	(47,207)
Net cash overdraft financing	(1,077)	—
Deferred loan costs	(1,177)	—
Issuance of common stock	22	143
Repurchase of common stock	—	(5,000)
Minimum withholding taxes paid on stock awards	(2,091)	(1,812)
Excess tax benefits from stock-based compensation	—	(413)
Distributions to noncontrolling interests	(2,135)	—
Net cash used by financing activities	(58,354)	(55,267)
Effect of exchange rate changes on cash	11,233	1,941
Net increase in cash and cash equivalents	10,253	931
Cash and cash equivalents at beginning of period	114,564	156,884
Cash and cash equivalents at end of period	$124,817	$157,815
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(5,445)	$(3,684)
Cash paid during the period for:
Interest, net of capitalized interest	$38,688	$41,813
Income taxes, net of refunds	$7,986	$11,799
Non-cash financing activities
Debt issued for assets	$—	$10
Contribution of assets to unconsolidated subsidiary	$—	$2,674

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
July 1, 2017
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and six month periods ended July 1, 2017 and July 2, 2016, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represent the outstanding ownership interest in the Company's consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income of the consolidated subsidiaries is shown as an allocation of the Company's net income and is presented separately as “Net income attributable to noncontrolling interests”. In the Company's Consolidated Balance Sheets, noncontrolling interests represent the ownership interests in the Company consolidated subsidiaries' net assets held by parties other than the Company. These ownership interests are presented separately as “Noncontrolling interests” within “Stockholders' Equity.” All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of July 1, 2017, and include the 13 and 26 weeks ended July 1, 2017, and the 13 and 26 weeks ended July 2, 2016.

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

(d)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gains of approximately $67.7 million and approximately $51.8 million for the six months ended July 1, 2017 and July 2, 2016, respectively.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		July 1, 2017			July 2, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$9,149	164,718	$0.06	$31,999	164,634	$0.19
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		4,166			1,793
Less: Pro forma treasury shares		(2,053)			(953)
Diluted:
Net income attributable to Darling	$9,149	166,831	$0.05	$31,999	165,474	$0.19

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		July 1, 2017			July 2, 2016
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net Income/(loss) attributable to Darling	$14,978	164,728	$0.09	$33,078	164,534	$0.20
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,089			975
Less: Pro forma treasury shares		(1,469)			(496)
Diluted:
Net income/(loss) attributable to Darling	$14,978	166,348	$0.09	$33,078	165,013	$0.20

For the three months ended July 1, 2017 and July 2, 2016, respectively, 772,402 and 1,231,664 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended July 1, 2017 and July 2, 2016, respectively, 680,100 and 899,422 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended July 1, 2017 and July 2, 2016, respectively, 791,116 and 1,080,410 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the six months ended July 1, 2017 and July 2, 2016, respectively, 853,313 and 824,068 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)	Inventories

A summary of inventories follows (in thousands):

	July 1, 2017	December 31, 2016
Finished product	$180,476	$156,542
Work in process	95,750	87,284
Raw material	32,998	39,859
Supplies and other	50,411	47,130
	$359,635	$330,815

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

(4)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	July 1, 2017	December 31, 2016
Indefinite Lived Intangible Assets
Trade names	$53,670	$51,687
	53,670	51,687
Finite Lived Intangible Assets:
Routes	391,031	374,989
Permits	504,074	493,311
Non-compete agreements	3,871	3,638
Trade names	76,301	76,033
Royalty, consulting, land use rights and leasehold	14,029	13,456
	989,306	961,427
Accumulated Amortization:
Routes	(118,562)	(105,934)
Permits	(190,631)	(170,165)
Non-compete agreements	(2,027)	(1,788)
Trade names	(25,773)	(21,042)
Royalty, consulting, land use rights and leasehold	(2,801)	(2,258)
	(339,794)	(301,187)
Total Intangible assets, less accumulated amortization	$703,182	$711,927

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2017 as a result of approximately $6.7 million of asset retirements and also increased due to acquired intangibles of approximately $9.0 million. Amortization expense for the three and six months months ended July 1, 2017 and July 2, 2016, was approximately $19.3 million, $19.7 million and $38.4 million and $38.8 million, respectively.

(5)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 31, 2016
Goodwill	$813,621	$317,008	$111,178	$1,241,807
Accumulated impairment losses	(15,914)	—	—	(15,914)
	797,707	317,008	111,178	1,225,893
Goodwill acquired during year	2,197	—	—	2,197
Foreign currency translation	19,980	16,236	7,621	43,837
Balance at July 1, 2017
Goodwill	835,798	333,244	118,799	1,287,841
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$819,884	$333,244	$118,799	$1,271,927

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	June 30, 2017	December 31, 2016
Assets:
Total current assets	$216,993	$268,734
Property, plant and equipment, net	371,355	354,871
Other assets	7,291	12,164
Total assets	$595,639	$635,769
Liabilities and members' equity:
Total current portion of long term debt	$17,023	$17,023
Total other current liabilities	24,112	23,200
Total long term debt	45,242	53,753
Total other long term liabilities	435	418
Total members' equity	508,827	541,375
Total liabilities and member's equity	$595,639	$635,769

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Operating revenues	$150,786	$132,226	$276,183	$203,994
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	125,975	95,565	241,297	148,074
Depreciation, amortization and accretion expense	8,021	7,547	16,134	12,925
Total costs and expenses	133,996	103,112	257,431	160,999
Operating income	16,790	29,114	18,752	42,995
Other income	328	70	551	85
Interest and debt expense, net	(861)	(1,928)	(1,851)	(4,742)
Net income/(loss)	$16,257	$27,256	$17,452	$38,338

As of July 1, 2017 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $254.4 million on the consolidated balance sheet and has recorded an equity net gain of approximately $8.7 million and $19.2 million for the six months ended July 1, 2017 and July 2, 2016, respectively. In the first quarter of fiscal 2017, the Company received a dividend distribution of $25.0 million from the DGD Joint Venture. Additionally, the biodiesel blenders tax credit expired on December 31, 2016, as a result the DGD Joint Venture fiscal 2017 results does not include any blenders tax credits, while fiscal 2016 included blenders tax credits.

(7)	Debt

Debt consists of the following (in thousands):

	July 1, 2017	December 31, 2016
Amended Credit Agreement:
Revolving Credit Facility ($5.3 million denominated in euro at December 31, 2016)	$5,000	$5,280
Term Loan A ($72.1 million and $76.9 million denominated in CAD at July 1, 2017 and December 31, 2016, respectively)	115,356	120,103
Less unamortized deferred loan costs	(931)	(1,083)
Carrying value Term Loan A	114,425	119,020

Term Loan B	540,500	583,500
Less unamortized deferred loan costs	(5,251)	(6,298)
Carrying value Term Loan B	535,249	577,202

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(6,998)	(7,667)
Carrying value 5.375% Senior Notes due 2022	493,002	492,333

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	587,306	543,840
Less unamortized deferred loan costs - Denominated in euro	(8,877)	(8,956)
Carrying value 4.75% Senior Notes due 2022	578,429	534,884

Other Notes and Obligations	20,818	22,224
	1,746,923	1,750,943
Less Current Maturities	19,370	23,247
	$1,727,553	$1,727,696

As of July 1, 2017, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$93.6 million. See below for discussion relating to the Company's debt agreements. In addition, as of July 1, 2017, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$1.0 million and CAD$0.8 million, respectively.

As of July 1, 2017, the Company had outstanding debt under the Company's 4.75% Senior Notes due 2022 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at July 1, 2017, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.3 million and €0.1 million, respectively.

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

As of July 1, 2017, the Company had $43.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.00% per annum for a total of 3.23% per annum and $5.0 million outstanding under the revolver at base rate plus a margin of 1.00% per annum for a total of 5.25% per annum. The Company had $540.5 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.73% per annum. The Company had CAD$93.6 million outstanding under the term loan A facility at CDOR plus a margin of 2.00% per annum for a total of 3.0637% per annum. As of July 1, 2017, the Company had unused capacity of $968.7 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $26.3 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $11.6 million at July 1, 2017.

5.375 % Senior Notes due 2022. On January 2, 2014, Darling Escrow Corporation, a wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the “5.375% Notes”). The 5.375% Notes, which were offered in a private offering in connection with the Company's acquisition in January 2014 of its Darling Ingredients International business from VION Holding, N.V. (the “VION Acquisition”), were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the “Original 5.375% Indenture”) (as supplemented, the “5.375% Indenture”), among Darling Escrow Corporation, the subsidiary guarantors party thereto from time to time, and U.S. Bank National Association, as trustee (the “5.375% Trustee”).

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

As of July 1, 2017, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

(8)	Income Taxes

The Company has provided income taxes for the three and six month periods ended July 1, 2017 and July 2, 2016, based on its estimate of the effective tax rate for the entire 2017 and 2016 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, including Subpart F income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of July 1, 2017, the Company had $2.8 million of gross unrecognized tax benefits and $1.6 million of related accrued interest and penalties. An indemnity receivable of $3.2 million has been recorded for the uncertain tax positions related to the VION Acquisition. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $1.8 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, corn option adjustments and foreign currency translation adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three and six months months ended July 1, 2017 and July 2, 2016 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$9	$7	$(2)	$(2)	$7	$5
Amortization of actuarial loss	1,203	1,166	(450)	(445)	753	721
Amortization of settlement	—	(123)	—	48	—	(75)
Total defined benefit pension plans	1,212	1,050	(452)	(399)	760	651
Corn option derivatives
Loss/(gain) reclassified to net income	(1,213)	(869)	470	337	(743)	(532)
Gain/(loss) activity recognized in other comprehensive income (loss)	(207)	2,875	81	(1,116)	(126)	1,759
Total corn option derivatives	(1,420)	2,006	551	(779)	(869)	1,227

Foreign currency translation	49,112	(8,008)	—	—	49,112	(8,008)

Other comprehensive income (loss)	$48,904	$(4,952)	$99	$(1,178)	$49,003	$(6,130)

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$18	$14	$(5)	$(5)	$13	$9
Amortization of actuarial loss	2,406	2,334	(900)	(891)	1,506	1,443
Amortization of settlement	—	(123)	—	48	—	(75)
Total defined benefit pension plans	2,424	2,225	(905)	(848)	1,519	1,377
Corn option derivatives
Loss/(gain) reclassified to net income	(2,398)	(2,343)	930	909	(1,468)	(1,434)
Gain/(loss) activity recognized in other comprehensive income (loss)	(822)	3,195	319	(1,240)	(503)	1,955
Total corn option derivatives	(3,220)	852	1,249	(331)	(1,971)	521

Foreign currency translation	64,791	49,523	—	—	64,791	49,523

Other comprehensive income (loss)	$63,995	$52,600	$344	$(1,179)	$64,339	$51,421

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and six months months ended July 1, 2017 and July 2, 2016 as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	Statement of Operations Classification
Derivative instruments
Corn option derivatives	$1,213	$869	$2,398	$2,343	Cost of sales and operating expenses
	1,213	869	2,398	2,343	Total before tax
	(470)	(337)	(930)	(909)	Income taxes
	743	532	1,468	1,434	Net of tax
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(9)	$(7)	$(18)	$(14)	(a)
Amortization of actuarial loss	(1,203)	(1,166)	(2,406)	(2,334)	(a)
Amortization of settlement	—	123	—	123	(a)
	(1,212)	(1,050)	(2,424)	(2,225)	Total before tax
	452	399	905	848	Income taxes
	(760)	(651)	(1,519)	(1,377)	Net of tax
Total reclassifications	$(17)	$(119)	$(51)	$57	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 11 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of July 1, 2017 as follows (in thousands):

	Six Months Ended July 1, 2017
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 31, 2016, attributable to Darling, net of tax	$(308,910)	$2,468	$(33,564)	$(340,006)
Other comprehensive gain before reclassifications	64,791	(503)	—	64,288
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(1,468)	1,519	51
Net current-period other comprehensive income	64,791	(1,971)	1,519	64,339
Noncontrolling interest	(2,919)	—	—	(2,919)
Accumulated Other Comprehensive Income (loss) July 1, 2017, attributable to Darling, net of tax	(241,200)	$497	$(32,045)	$(272,748)

(10)    Stockholders' Equity

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU amends Topic 718, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company adopted this standard in the quarter ended April 1, 2017 and prior periods were not recasted. The impact of the adoption resulted in the following:

•
The Company recorded a tax expense of less than $0.1 million within income tax expense for the six months ended July 1, 2017 related to the excess tax expense on stock options, nonvested stock, director restricted stock units and performance units. Prior to the adoption this amount would have been recorded as reduction of additional paid-in capital.

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company's diluted earnings per share for the six months ended July 1, 2017. This increased the Company's diluted weighted average common shares outstanding by approximately 306,000 shares in the six months ended July 1, 2017.

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

On August 7, 2017, the Company's Board of Directors, approved the extension for an additional two years of its previously announced share repurchase program of up to an aggregate of $100.0 million of the Company's common stock depending on market conditions.

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

Net pension cost for the three and six months months ended July 1, 2017 and July 2, 2016 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$750	$685	$1,485	$1,322
Interest cost	1,679	1,770	3,348	3,515
Expected return on plan assets	(1,790)	(1,890)	(3,578)	(3,775)
Amortization of prior service cost/(benefit)	9	7	18	14
Amortization of net loss	1,203	1,166	2,406	2,334
Curtailment gain	—	—	—	(1,223)
Settlement gain	—	(123)	—	(123)
Net pension cost	$1,851	$1,615	$3,679	$2,064

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at July 1, 2017, the Company expects to contribute approximately $4.5 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended July 1, 2017 and July 2, 2016 of approximately $1.6 million and $2.1 million, respectively.

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

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of July 1, 2017, the Company has an aggregate accrued liability of approximately $1.8 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(12)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At July 1, 2017, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2016 and the first six months of fiscal 2017, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of July 1, 2017, some of the contracts have been settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of July 1, 2017, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	28,302	Euro	7,710
Brazilian real	83,615	U.S. dollar	25,010
Brazilian real	328	Mexican peso	1,824
Euro	140,552	U.S. dollar	155,711
Euro	9,649	Polish zloty	40,444
Euro	3,848	Japanese yen	464,300
Euro	37,637	Chinese renminbi	287,736
Euro	11,064	Australian dollar	16,700
Polish zloty	23,992	Euro	5,678
Japanese yen	22,550	U.S. dollar	203

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at July 1, 2017 into earnings over the next 12 months will be approximately $0.8 million. As of July 1, 2017, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of July 1, 2017 and December 31, 2016 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	July 1, 2017	December 31, 2016
Corn options	Other current assets	$1,033	$4,235

Total asset derivatives designated as hedges		$1,033	$4,235

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$1,468	$8,939
Corn options and futures	Other current assets	144	151

Total asset derivatives not designated as hedges		$1,612	$9,090

Total asset derivatives		$2,645	$13,325

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	July 1, 2017	December 31, 2016
Corn options	Accrued expenses	$447	$—
Corn options	Other non-current liabilities	624	—

Total liability derivatives designated as hedges		$1,071	$—

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$5,771	$608
Corn options and futures	Accrued expenses	119	122

Total liability derivatives not designated as hedges		$5,890	$730

Total liability derivatives		$6,961	$730

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended July 1, 2017 and July 2, 2016 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2017	2016	2017	2016	2017	2016
Corn options	$(207)	$2,875	$1,213	$869	$(1,394)	$162

Total	$(207)	$2,875	$1,213	$869	$(1,394)	$162

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $(0.2) million and $2.9 million recorded net of taxes of approximately $0.1 million and $(1.1) million as of July 1, 2017 and July 2, 2016, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the six months ended July 1, 2017 and July 2, 2016 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2017	2016	2017	2016	2017	2016
Corn options	$(822)	$3,195	$2,398	$2,343	$(1,305)	$214

Total	$(822)	$3,195	$2,398	$2,343	$(1,305)	$214

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $(0.8) million and $3.2 million recorded net of taxes of approximately $0.3 million and $(1.2) million as of July 1, 2017 and July 2, 2016, respectively.

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

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and six months months ended July 1, 2017 and July 2, 2016 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Foreign Exchange	Foreign currency loss/(gain)	$6,130	$(7,204)	$9,276	$4,083
Foreign Exchange	Selling, general and administrative expense	492	(3,868)	(989)	(6,779)
Corn options and futures	Net sales	(18)	344	(40)	345
Corn options and futures	Cost of sales and operating expenses	46	(81)	316	(613)
Heating Oil swaps and options	Net sales	—	226	—	153
Soybean Meal	Net sales	(9)	7	(281)	7
Soybean Oil	Net sales	—	—	45	—
Total		$6,641	$(10,576)	$8,327	$(2,804)

At July 1, 2017, the Company had forward purchase agreements in place for purchases of approximately $43.7 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(13)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of July 1, 2017 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at July 1, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$2,645	$—	$2,645	$—
Total Assets	$2,645	$—	$2,645	$—

Liabilities:
Derivative instruments	$6,961	$—	$6,961	$—
5.375% Senior notes	519,350	—	519,350	—
4.75% Senior notes	616,671	—	616,671	—
Term loan A	115,644	—	115,644	—
Term loan B	542,865	—	542,865	—
Revolver debt	4,975	—	4,975	—
Total Liabilities	$1,806,466	$—	$1,806,466	$—

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$13,325	$—	$13,325	$—
Total Assets	$13,325	$—	$13,325	$—

Liabilities:
Derivative instruments	$730	$—	$730	$—
5.375% Senior notes	520,300	—	520,300	—
4.75% Senior notes	575,111	—	575,111	—
Term loan A	120,403	—	120,403	—
Term loan B	593,347	—	593,347	—
Revolver debt	5,201	—	5,201	—
Total Liabilities	$1,815,092	$—	$1,815,092	$—

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At July 1, 2017 and December 31, 2016, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $53.2 million and $51.9 million, respectively.  The Company has insurance recovery receivables of approximately $15.9 million as of July 1, 2017 and December 31, 2016, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 1, 2017
Net Sales	$549,119	$279,827	$67,402	$—	$896,348
Cost of sales and operating expenses	422,236	223,830	54,698	—	700,764
Gross Margin	126,883	55,997	12,704	—	195,584

Selling, general and administrative expense	43,506	26,788	2,902	12,335	85,531
Depreciation and amortization	44,354	18,184	7,715	2,737	72,990
Segment operating income/(loss)	39,023	11,025	2,087	(15,072)	37,063

Equity in net income of unconsolidated subsidiaries	131	—	8,129	—	8,260
Segment income/(loss)	39,154	11,025	10,216	(15,072)	45,323

Total other expense					(27,253)
Income before income taxes					$18,070

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 2, 2016
Net Sales	$542,955	$272,120	$62,266	$—	$877,341
Cost of sales and operating expenses	416,145	214,279	46,691	—	677,115
Gross Margin	126,810	57,841	15,575	—	200,226

Selling, general and administrative expense	43,319	20,455	1,804	10,580	76,158
Acquisition and integration costs	—	—	—	70	70
Depreciation and amortization	42,119	17,736	7,184	2,492	69,531
Segment operating income/(loss)	41,372	19,650	6,587	(13,142)	54,467

Equity in net income of unconsolidated subsidiaries	224	—	13,628	—	13,852
Segment income/(loss)	41,596	19,650	20,215	(13,142)	68,319

Total other expense					(26,345)
Income before income taxes					$41,974

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 1, 2017
Net Sales	$1,101,743	$547,615	$127,062	$—	$1,776,420
Cost of sales and operating expenses	854,846	434,831	100,714	—	1,390,391
Gross Margin	246,897	112,784	26,348	—	386,029

Selling, general and administrative expense	88,973	51,847	6,193	26,435	173,448
Depreciation and amortization	88,073	35,785	14,560	5,686	144,104
Segment operating income/(loss)	69,851	25,152	5,595	(32,121)	68,477

Equity in net income of unconsolidated subsidiaries	240	—	8,726	—	8,966
Segment income/(loss)	70,091	25,152	14,321	(32,121)	77,443

Total other expense					(50,157)
Income before income taxes					$27,286

Segment assets at July 1, 2017	$2,542,793	$1,466,675	$658,039	$162,369	$4,829,876

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 2, 2016
Net Sales	$1,019,126	$520,017	$117,839	$—	$1,656,982
Cost of sales and operating expenses	788,802	399,833	87,373	—	1,276,008
Gross Margin	230,324	120,184	30,466	—	380,974

Selling, general and administrative expense	88,570	44,214	3,654	21,189	157,627
Acquisition and integration costs	—	—	—	401	401
Depreciation and amortization	86,496	34,440	14,103	6,748	141,787
Segment operating income/(loss)	55,258	41,530	12,709	(28,338)	81,159

Equity in net income of unconsolidated subsidiaries	326	—	19,169	—	19,495
Segment income/(loss)	55,584	41,530	31,878	(28,338)	100,654

Total other expense					(54,154)
Income before income taxes					$46,500

Segment assets at December 31, 2016	$2,464,509	$1,414,409	$657,637	$161,462	$4,698,017

(16)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended July 1, 2017 and July 2, 2016, the Company has recorded sales to the DGD Joint Venture of approximately $42.5 million and $42.9 million, respectively. For the six months ended July 1, 2017 and July 2, 2016, the Company has recorded sales to the DGD Joint Venture of approximately $78.1 million and $66.6 million, respectively. At July 1, 2017 and December 31, 2016, the Company has $5.9 million and $6.3 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $5.5 million of additional sales for the three months ended July 1, 2017 to defer the Company's portion of profit of approximately $1.1 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at July 1, 2017.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to making loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2017, unless extended by agreement of the parties. As of July 1, 2017, no amounts are owed to Darling Green under the DGD Loan Agreement.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company has substantially completed its assessment of this ASU to identify any potential changes in the amount and timing of revenue recognition for its current contracts and the expected impact on the Company's business processes, systems and controls. Based on this initial assessment, except for possible income statement reclassifications and incremental disclosures, the Company does not expect the adoption of ASU No. 2014-09 to have a material impact on the Company's operations, cash flows and financial position. The Company is currently evaluating ASU No. 2014-09 to determine the transition method to utilize at adoption and any additional disclosures required.

(18)     Guarantor Financial Information

The Company's 5.375% Notes and 4.75% Notes (see Note 7) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling,

(ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) and the condensed consolidated statements of cash flows for the three and six months months ended July 1, 2017 and July 2, 2016. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,174	$1,717	$121,926	$—	$124,817
Restricted cash	103	—	179	—	282
Accounts receivable	31,932	181,674	363,857	(194,506)	382,957
Inventories	12,466	93,965	253,204	—	359,635
Income taxes refundable	2,914	—	3,473	—	6,387
Prepaid expenses	13,531	2,785	21,434	—	37,750
Other current assets	2,915	1,712	12,095	(3,621)	13,101
Total current assets	65,035	281,853	776,168	(198,127)	924,929
Investment in subsidiaries	4,361,030	1,154,398	875,051	(6,390,479)	—
Property, plant and equipment, net	252,217	504,818	827,700	—	1,584,735
Intangible assets, net	19,104	276,198	407,880	—	703,182
Goodwill	21,860	552,154	697,913	—	1,271,927
Investment in unconsolidated subsidiaries	2,923	—	276,891	—	279,814
Other assets	34,385	356,456	179,084	(521,686)	48,239
Deferred taxes	—	—	17,050	—	17,050
	$4,756,554	$3,125,877	$4,057,737	$(7,110,292)	$4,829,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$1,215	$—	$21,776	$(3,621)	$19,370
Accounts payable	207,344	26,538	137,308	(184,732)	186,458
Income taxes payable	3,819	373	13,021	—	17,213
Accrued expenses	84,454	24,990	166,268	(9,773)	265,939
Total current liabilities	296,832	51,901	338,373	(198,126)	488,980
Long-term debt, net of current portion	1,076,227	—	1,173,012	(521,686)	1,727,553
Other noncurrent liabilities	62,021	—	34,895	—	96,916
Deferred income taxes	137,049	—	212,172	—	349,221
Total liabilities	1,572,129	51,901	1,758,452	(719,812)	2,662,670
Total stockholders’ equity	3,184,425	3,073,976	2,299,285	(6,390,480)	2,167,206
	$4,756,554	$3,125,877	$4,057,737	$(7,110,292)	$4,829,876

Condensed Consolidated Balance Sheet
As of December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,470	$5,754	$107,340	$—	$114,564
Restricted cash	103	—	190	—	293
Accounts receivable	39,209	97,220	339,251	(87,283)	388,397
Inventories	16,573	85,890	228,352	—	330,815
Income taxes refundable	3,566	—	3,913	—	7,479
Prepaid expenses	11,152	2,769	16,063	—	29,984
Other current assets	5,859	3,165	19,221	(6,475)	21,770
Total current assets	77,932	194,798	714,330	(93,758)	893,302
Investment in subsidiaries	4,296,200	1,154,398	909,263	(6,359,861)	—
Property, plant and equipment, net	233,456	497,312	784,807	—	1,515,575
Intangible assets, net	13,746	291,724	406,457	—	711,927
Goodwill	21,860	549,960	654,073	—	1,225,893
Investment in unconsolidated subsidiary	1,438	—	291,279	—	292,717
Other assets	36,063	396,222	160,505	(549,177)	43,613
Deferred income taxes	—	—	14,990	—	14,990
	$4,680,695	$3,084,414	$3,935,704	$(7,002,796)	$4,698,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4,220	$—	$25,502	$(6,475)	$23,247
Accounts payable	116,075	18,142	130,718	(84,040)	180,895
Income taxes payable	(383)	373	4,923	—	4,913
Accrued expenses	86,581	33,834	125,624	(3,243)	242,796
Total current liabilities	206,493	52,349	286,767	(93,758)	451,851
Long-term debt, net of current portion	1,109,523	—	1,167,349	(549,176)	1,727,696
Other noncurrent liabilities	63,072	—	33,042	—	96,114
Deferred income taxes	140,543	—	205,591	—	346,134
Total liabilities	1,519,631	52,349	1,692,749	(642,934)	2,621,795
Total stockholders’ equity	3,161,064	3,032,065	2,242,955	(6,359,862)	2,076,222
	$4,680,695	$3,084,414	$3,935,704	$(7,002,796)	$4,698,017

Condensed Consolidated Statements of Operations
For the three months ended July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$135,896	$359,840	$459,621	$(59,009)	$896,348
Cost and expenses:
Cost of sales and operating expenses	107,977	290,511	361,285	(59,009)	700,764
Selling, general and administrative expenses	35,951	13,351	36,229	—	85,531
Depreciation and amortization	9,980	25,876	37,134	—	72,990
Total costs and expenses	153,908	329,738	434,648	(59,009)	859,285
Operating income/(loss)	(18,012)	30,102	24,973	—	37,063

Interest expense	(14,247)	3,968	(12,167)	—	(22,446)
Foreign currency gains/(losses)	(178)	205	(2,138)	—	(2,111)
Other income/(expense), net	(3,437)	(1,590)	2,331	—	(2,696)
Equity in net income/(loss) of unconsolidated subsidiaries	(393)	—	8,653	—	8,260
Earnings in investments in subsidiaries	26,513	—	—	(26,513)	—
Income/(loss) before taxes	(9,754)	32,685	21,652	(26,513)	18,070
Income taxes (benefit)	(18,903)	16,325	10,320	—	7,742
Net income attributable to noncontrolling interests	—	—	(1,179)	—	(1,179)
Net income/(loss) attributable to Darling	$9,149	$16,360	$10,153	$(26,513)	$9,149

Condensed Consolidated Statements of Operations
For the six months ended July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$272,053	$720,024	$900,971	$(116,628)	$1,776,420
Cost and expenses:
Cost of sales and operating expenses	217,640	583,282	706,097	(116,628)	1,390,391
Selling, general and administrative expenses	75,767	27,528	70,153	—	173,448
Depreciation and amortization	20,265	51,312	72,527	—	144,104
Total costs and expenses	313,672	662,122	848,777	(116,628)	1,707,943
Operating income/(loss)	(41,619)	57,902	52,194	—	68,477

Interest expense	(27,833)	7,991	(24,284)	—	(44,126)
Foreign currency gains/(losses)	(184)	180	(2,371)	—	(2,375)
Other income/(expense), net	(6,338)	(1,558)	4,240	—	(3,656)
Equity in net income/(loss) of unconsolidated subsidiaries	(766)	—	9,732	—	8,966
Earnings in investments in subsidiaries	64,831	—	—	(64,831)	—
Income/(loss) before taxes	(11,909)	64,515	39,511	(64,831)	27,286
Income taxes (benefit)	(26,887)	22,604	13,843	—	9,560
Net income attributable to noncontrolling interests	—	—	(2,748)	—	(2,748)
Net income/(loss) attributable to Darling	$14,978	$41,911	$22,920	$(64,831)	$14,978

Condensed Consolidated Statements of Operations
For the three months ended July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$129,377	$342,879	$452,833	$(47,748)	$877,341
Cost and expenses:
Cost of sales and operating expenses	99,788	272,746	352,329	(47,748)	677,115
Selling, general and administrative expenses	34,569	11,461	30,128	—	76,158
Acquisition and integration costs	—	—	70	—	70
Depreciation and amortization	9,412	24,102	36,017	—	69,531
Total costs and expenses	143,769	308,309	418,544	(47,748)	822,874
Operating income/(loss)	(14,392)	34,570	34,289	—	54,467

Interest expense	(15,338)	4,577	(13,219)	—	(23,980)
Foreign currency gains/(losses)	74	23	(89)	—	8
Other income/(expense), net	(3,665)	127	1,165	—	(2,373)
Equity in net income/(loss) of unconsolidated subsidiaries	(355)	—	14,207	—	13,852
Earnings in investments in subsidiaries	68,020	—	—	(68,020)	—
Income/(loss) before taxes	34,344	39,297	36,353	(68,020)	41,974
Income taxes	2,345	1,920	3,718	—	7,983
Net income attributable to noncontrolling interests	—	—	(1,992)	—	(1,992)
Net income/(loss) attributable to Darling	$31,999	$37,377	$30,643	$(68,020)	$31,999

Condensed Consolidated Statements of Operations
For the six months ended July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$237,748	$646,644	$863,870	$(91,280)	$1,656,982
Cost and expenses:
Cost of sales and operating expenses	189,271	509,082	668,935	(91,280)	1,276,008
Selling, general and administrative expenses	70,462	24,597	62,568	—	157,627
Acquisition costs	—	—	401	—	401
Depreciation and amortization	20,837	50,910	70,040	—	141,787
Total costs and expenses	280,570	584,589	801,944	(91,280)	1,575,823
Operating income/(loss)	(42,822)	62,055	61,926	—	81,159

Interest expense	(30,860)	8,954	(25,975)	—	(47,881)
Foreign currency gains/(losses)	43	188	(2,826)	—	(2,595)
Other income/(expense), net	(6,990)	122	3,190	—	(3,678)
Equity in net income/(loss) of unconsolidated subsidiaries	(452)	—	19,947	—	19,495
Earnings in investments in subsidiaries	96,991	—	—	(96,991)	—
Income/(loss) before taxes	15,910	71,319	56,262	(96,991)	46,500
Income taxes (benefit)	(17,168)	15,101	11,913	—	9,846
Net income attributable to noncontrolling interests	—	—	(3,576)	—	(3,576)
Net income/(loss) attributable to Darling	$33,078	$56,218	$40,773	$(96,991)	$33,078

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$10,328	$16,360	$10,153	$(26,513)	$10,328
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	49,112	—	49,112
Pension adjustments	641	—	119	—	760
Corn option derivative adjustments	(869)	—	—	—	(869)
Total other comprehensive income/(loss), net of tax	(228)	—	49,231	—	49,003
Total comprehensive income/(loss)	10,100	16,360	59,384	(26,513)	59,331
Total comprehensive loss attributable to noncontrolling interest	—	—	(1,418)	—	(1,418)
Total comprehensive income/(loss) attributable to Darling	$10,100	$16,360	$60,802	$(26,513)	$60,749

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the six months ended July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$17,726	$41,911	$22,920	$(64,831)	$17,726
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	—	—	64,791	—	64,791
Pension adjustments	1,282	—	237	—	1,519
Corn option derivative adjustments	(1,971)	—	—	—	(1,971)
Total other comprehensive income, net of tax	(689)	—	65,028	—	64,339
Total comprehensive income/(loss)	17,037	41,911	87,948	(64,831)	82,065
Total comprehensive loss attributable to noncontrolling interest	—	—	(171)	—	(171)
Total comprehensive income/(loss) attributable to Darling	$17,037	$41,911	$88,119	$(64,831)	$82,236

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$33,991	$37,377	$30,643	$(68,020)	$33,991
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(8,008)	—	(8,008)
Pension adjustments	658	(75)	68	—	651
Corn option derivative adjustments	1,227	—	—	—	1,227
Total other comprehensive income/(loss), net of tax	1,885	(75)	(7,940)	—	(6,130)
Total comprehensive income/(loss)	35,876	37,302	22,703	(68,020)	27,861
Total comprehensive income attributable to noncontrolling interest	—	—	1,725	—	1,725
Total comprehensive income/(loss) attributable to Darling	$35,876	$37,302	$20,978	$(68,020)	$26,136

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the six months ended July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$36,654	$56,218	$40,773	$(96,991)	$36,654
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	49,523	—	49,523
Pension adjustments	1,316	(75)	136	—	1,377
Corn option derivative adjustments	521	—	—	—	521
Total other comprehensive income, net of tax	1,837	(75)	49,659	—	51,421
Total comprehensive income/(loss)	38,491	56,143	90,432	(96,991)	88,075
Total comprehensive income attributable to noncontrolling interest	—	—	1,305	—	1,305
Total comprehensive income/(loss) attributable to Darling	$38,491	$56,143	$89,127	$(96,991)	$86,770

Condensed Consolidated Statements of Cash Flows
For the six months ended July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$17,726	$41,911	$22,920	$(64,831)	$17,726
Earnings in investments in subsidiaries	(64,831)	—	—	64,831	—
Other operating cash flows	135,192	(36,021)	80,651	—	179,822
Net cash provided by operating activities	88,087	5,890	103,571	—	197,548

Cash flows from investing activities:
Capital expenditures	(41,907)	(38,269)	(47,648)	—	(127,824)
Acquisitions	—	(12,369)	—	—	(12,369)
Investment in subsidiaries and affiliates	(2,250)	—	—	—	(2,250)
Note receivable from affiliates	—	39,733	(39,733)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,704	978	921	—	3,603
Proceeds from insurance settlements	—	—	3,301	—	3,301
Payments related to routes and other intangibles	(4,635)	—	—	—	(4,635)
Net cash used in investing activities	(47,088)	(9,927)	(83,159)	—	(140,174)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	16,405	—	16,405
Payments on long-term debt	(43,063)	—	(24,911)	—	(67,974)
Borrowings from revolving facilities	80,000	—	—	—	80,000
Payments on revolving facilities	(75,000)	—	(5,327)	—	(80,327)
Net cash overdraft financing	—	—	(1,077)	—	(1,077)
Deferred loan costs	(1,177)	—	—	—	(1,177)
Issuances of common stock	22	—	—	—	22
Minimum withholding taxes paid on stock awards	(2,077)	—	(14)	—	(2,091)
Distributions to noncontrolling interests	—	—	(2,135)	—	(2,135)
Net cash used in financing activities	(41,295)	—	(17,059)	—	(58,354)

Effect of exchange rate changes on cash	—	—	11,233	—	11,233

Net increase/(decrease) in cash and cash equivalents	(296)	(4,037)	14,586	—	10,253
Cash and cash equivalents at beginning of year	1,470	5,754	107,340	—	114,564
Cash and cash equivalents at end of year	$1,174	$1,717	$121,926	$—	$124,817

Condensed Consolidated Statements of Cash Flows
For the six months ended July 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$36,654	$56,218	$40,773	$(96,991)	$36,654
Earnings in investments in subsidiaries	(96,991)	—	—	96,991	—
Other operating cash flows	121,503	(16,111)	26,187	—	131,579
Net cash provided by operating activities	61,166	40,107	66,960	—	168,233

Cash flows from investing activities:
Capital expenditures	(21,542)	(43,883)	(43,981)	—	(109,406)
Acquisitions	—	—	(8,511)	—	(8,511)
Gross proceeds from sale of property, plant and equipment and other assets	1,009	383	1,012	—	2,404
Proceeds from insurance settlements	—	—	1,537	—	1,537
Net cash used in investing activities	(20,533)	(43,500)	(49,943)	—	(113,976)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	17,277	—	17,277
Payments on long-term debt	(35,890)	—	(23,365)	—	(59,255)
Borrowings from revolving credit facility	41,000	—	—	—	41,000
Payments on revolving credit facility	(41,000)	—	(6,207)	—	(47,207)
Issuances of common stock	143	—	—	—	143
Repurchase of treasury stock	(5,000)	—	—	—	(5,000)
Minimum withholding taxes paid on stock awards	(1,687)	—	(125)	—	(1,812)
Excess tax benefits from stock-based compensation	(413)	—	—	—	(413)
Net cash used in financing activities	(42,847)	—	(12,420)	—	(55,267)

Effect of exchange rate changes on cash	—	—	1,941	—	1,941

Net increase/(decrease) in cash and cash equivalents	(2,214)	(3,393)	6,538	—	931
Cash and cash equivalents at beginning of year	3,443	3,993	149,448	—	156,884
Cash and cash equivalents at end of year	$1,229	$600	$155,986	$—	$157,815

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America; (ii) the conversion of organic sludge and food waste into biogas in Europe; (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications; (iv) the processing of manure into natural bio-phosphate in Europe; and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 6 to the Company's Consolidated Financial Statement for the period ended July 1, 2017 included herein.

Corporate activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Business and Regulatory Developments

Various strains of highly pathogenic avian influenza (or “Bird Flu”) continue to be reported in wild fowl and commercial poultry flocks across Europe, the Middle East, parts of Asia and in North America. Except for Asia, no new confirmed cases of Bird Flu were reported in commercial poultry flocks between June 1, 2017 and the date of this report. On May 2, 2017, the first new cases of porcine epidemic diarrhea virus (“PEDV”) since September 2016 were reported on hog farms in Manitoba, Canada. The disease had spread to 60 commercial hog operations by July 14, 2017, which is the last date a new infection was reported. On July 18, 2017, an eleven-year-old cow on an Alabama farm was confirmed positive with atypical bovine spongiform encephalopathy, which is commonly referred to as “mad cow” disease (“BSE”). This was the first such case since 2012 and the fifth case of BSE reported in the U.S. The last four cases were all atypical form. Confirmation of atypical BSE will not affect the “negligible BSE risk” status of a country because the World Organization for Animal Health
(“OIE”) recognizes that atypical BSE can occur spontaneously in older cattle. For a more detailed discussion of these and other factors that can impact the Company’s business and results of operations, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Results of Operations

Three Months Ended July 1, 2017 Compared to Three Months Ended July 2, 2016

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency

•	Corporate activities

•	Non-U.S. GAAP measures

These indicators and their importance are discussed below.

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2017, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2017, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2016 are as follows:

	Avg. Price 2nd Quarter 2017	Avg. Price 2nd Quarter 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 251.91/ton	$ 328.26/ton	$ (76.35)/ton	(23.3)%
Feed Grade PM (Mid-South)	$ 284.90/ton	$ 305.58/ton	$ (20.68)/ton	(6.8)%
Pet Food PM (Mid-South)	$ 688.91/ton	$ 557.81/ton	$ 131.10/ton	23.5%
Feather meal (Mid-South)	$ 390.14/ton	$ 358.91/ton	$ 31.23/ton	8.7%
BFT (Chicago)	$ 33.61/cwt	$ 32.57/cwt	$ 1.04/cwt	3.2%
YG (Illinois)	$ 25.64/cwt	$ 26.77/cwt	$ (1.13)/cwt	(4.2)%
Corn (Illinois)	$ 3.73/bushel	$ 3.99/bushel	$ (0.26)/bushel	(6.5)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 690.00/MT	$ 702.00/MT	$ (12.00)/MT	(1.7)%
Soy meal (CIF Rotterdam)	$ 341.00/MT	$ 409.00/MT	$ (68.00)/MT	(16.6)%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2017, compared to the average Jacobsen and Reuters prices for the first quarter of fiscal 2017.

	Avg. Price 2nd Quarter 2017	Avg. Price 1st Quarter 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 251.91/ton	$ 270.69/ton	$ (18.78)/ton	(6.9)%
Feed Grade PM (Mid-South)	$ 284.90/ton	$ 287.42/ton	$ (2.52)/ton	(0.9)%
Pet Food PM (Mid-South)	$ 688.91/ton	$ 635.89/ton	$ 53.02/ton	8.3%
Feather meal (Mid-South)	$ 390.14/ton	$ 422.94/ton	$ (32.80)/ton	(7.8)%
BFT (Chicago)	$ 33.61/cwt	$ 31.35/cwt	$ 2.26/cwt	7.2%
YG (Illinois)	$ 25.64/cwt	$ 23.78/cwt	$ 1.86/cwt	7.8%
Corn (Illinois)	$ 3.73/bushel	$ 3.69/bushel	$ 0.04/bushel	1.1%
Reuters:
Palm Oil (CIF Rotterdam)	$ 690.00/MT	$ 765.00/MT	$ (75.00)/MT	(9.8)%
Soy meal (CIF Rotterdam)	$ 341.00/MT	$ 368.00/MT	$ (27.00)/MT	(7.3)%

Segment Results

Segment operating income for the three months ended July 1, 2017 was $37.1 million, which reflects a decrease of $17.4 million or (31.9)% as compared to the three months ended July 2, 2016.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 1, 2017
Net Sales	$549,119	$279,827	$67,402	$—	$896,348
Cost of sales and operating expenses	422,236	223,830	54,698	—	700,764
Gross Margin	126,883	55,997	12,704	—	195,584

Gross Margin %	23.1%	20.0%	18.8%	—%	21.8%

Selling, general and administrative expense	43,506	26,788	2,902	12,335	85,531
Depreciation and amortization	44,354	18,184	7,715	2,737	72,990
Segment operating income/(loss)	39,023	11,025	2,087	(15,072)	37,063

Equity in net income of unconsolidated subsidiaries	131	—	8,129	—	8,260
Segment income/(loss)	39,154	11,025	10,216	(15,072)	45,323

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 2, 2016
Net Sales	$542,955	$272,120	$62,266	$—	$877,341
Cost of sales and operating expenses	416,145	214,279	46,691	—	677,115
Gross Margin	126,810	57,841	15,575	—	200,226

Gross Margin %	23.4%	21.3%	25.0%	—%	22.8%

Selling, general and administrative expense	43,319	20,455	1,804	10,580	76,158
Acquisition and integration costs	—	—	—	70	70
Depreciation and amortization	42,119	17,736	7,184	2,492	69,531
Segment operating income/(loss)	41,372	19,650	6,587	(13,142)	54,467

Equity in net income of unconsolidated subsidiaries	224	—	13,628	—	13,852
Segment income/(loss)	41,596	19,650	20,215	(13,142)	68,319

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended July 1, 2017, the raw material processed by the Company Feed Ingredients segment totaled 2.02 million metric tons. Compared to the three months ended July 2, 2016 overall raw material volume processed in the Feed Ingredients segment increased approximately 2.2%.

Sales. During the three months ended July 1, 2017 net sales for the Feed Ingredients segment were $549.1 million as compared to $543.0 million during the three months ended July 2, 2016, an increase of approximately $6.1 million or 1.1%. Net sales for fats were approximately $160.2 million and $152.9 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Protein net sales were approximately $195.8 million and $199.1 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $73.5 million and $70.4 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Total rendering net sales were approximately $429.5 million and $422.4 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Used cooking oil net sales were approximately $45.4 million and $41.7 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Bakery net sales were approximately $51.6 million and $56.4 million for the three months ended July 1, 2017 and July 2, 2016, respectively, and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $22.6 million and $22.5 million for the three months ended July 1, 2017 and July 2, 2016, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended July 2, 2016	$152.9	$199.1	$70.4	$422.4	$41.7	$56.4	$22.5	$543.0
Increase/(decrease) in sales volumes	6.9	1.2	—	8.1	—	(1.9)	—	6.2
Increase/(decrease) in finished product prices	1.7	(2.1)	—	(0.4)	3.8	(2.9)	—	0.5
Increase/(decrease) due to currency exchange rates	(1.3)	(2.4)	(1.3)	(5.0)	(0.1)	—	—	(5.1)
Other change	—	—	4.4	4.4	—	—	0.1	4.5
Total change	7.3	(3.3)	3.1	7.1	3.7	(4.8)	0.1	6.1
Net sales three months ended July 1, 2017	$160.2	$195.8	$73.5	$429.5	$45.4	$51.6	$22.6	$549.1

Margins. In the Feed Ingredients segment for the three months ended July 1, 2017, the gross margin percentage decreased slightly to 23.1% as compared to 23.4% for the same period of fiscal 2016.

Segment operating income. Feed Ingredients operating income for the three months ended July 1, 2017 was $39.0 million, a decrease of $2.4 million or (5.8)% as compared to the three months ended July 2, 2016. Segment operating income was down in the three months ended July 1, 2017 as compared to the same period in fiscal 2016 due to higher depreciation from new plant locations that were not operating in the three months ended July 2, 2016.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended July 1, 2017, the raw material processed by the Company's Food Ingredients segment totaled 276,000 metric tons. As compared to the three months ended July 2, 2016, overall raw material volume processed in the Food Ingredients segment increase by approximately 0.6%.

Sales. Overall sales increased in the Food Ingredients segment as a result of higher sales volumes in both the gelatin and casing businesses.

Margins. In the Food Ingredients segment for the three months ended July 1, 2017, the gross margin percentage decreased to 20.0% as compared to 21.2% during the comparable period of fiscal 2016. The decrease is primarily the result of higher raw material prices and reduced sales prices for hide gelatin in South America. Reduced margins in North America is primarily due to higher raw material prices.

Segment operating income. Food Ingredients operating income was $11.0 million for the three months ended July 1, 2017, a decrease of $8.7 million or (44.2)% as compared to the three months ended July 2, 2016. The earnings in the gelatin business were down as compared to the prior year primarily due to the performance in the Company's South American and North American markets. The Company's South American gelatin business was the primary driver on the lower earnings and was impacted by margin compression influenced by rising raw material prices and continued macroeconomic factors. The Company's North American gelatin business was influenced by higher raw material prices. The casings business delivered improved performance due to high demand in China that slightly offset lower earnings in the gelatin business. Additionally, selling, general and administrative expense in the Food Ingredients segment increased approximately $4.8 million primarily due to currency hedge losses in the three months ended July 1, 2017 as compared to currency hedge gains in the same period in fiscal 2016.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended July 1, 2017, the raw material processed by the Company's Fuel Ingredients segment totaled 287,000 metric tons. As compared to the three months ended July 2, 2016 overall raw material volume processed in the Fuel Ingredients segment decreased by approximately (3.5)%.

Sales. Overall sales increased in the Fuel Ingredients segment due to generally higher fat prices in the three months ended July 1, 2017 as compared to the same period in fiscal 2016.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended July 1, 2017, the gross margin percentage decreased to 18.8% as compared to 25.0% for the comparable period of fiscal 2016, primarily due to the lack of blenders tax credits for the three months ended July 1, 2017 as compared to the same period in fiscal 2016.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment income for the three months ended July 1, 2017 was $2.1 million, a decrease of $4.5 million or (68.2)% as compared to the same period in fiscal 2016. For the three months ended July 1, 2017, the North American region results do not include the blenders tax credit, while fiscal 2016 included blenders tax credit. Earnings in Rendac and Ecoson for the three months ended July 1, 2017 were unchanged as compared to the same period in the prior year.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended July 1, 2017 was $10.2 million, as compared to segment income of $20.2 million in the same period of 2016. The decrease of $10.0 million is primarily related to the lack of blenders tax credits for the three months ended July 1, 2017 as compared to the same period in fiscal 2016.

Foreign Currency

During the second quarter of fiscal 2017, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2016. Using actual results for three months ended July 1, 2017 and using the prior year's average currency rate for the three months ended July 2, 2016, this foreign currency translation would result in an increase in operating income of approximately $2.0 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended July 2, 2016 of €1.00:USD$1.13 and CAD$1.00:USD$0.78 as compared to the average rate for the three months ended July 1, 2017 of €1.00:USD$1.10 and CAD$1.00:USD$0.74, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.3 million during the three months ended July 1, 2017, compared to $10.6 million during the three months ended July 2, 2016, an increase of $1.7 million. The increase is primarily due to higher corporate related benefits due to the acceleration of equity compensation costs as compared to the three months ended July 2, 2016.

Acquisition and Integration Costs.  There were no acquisition and integration costs during the three months ended July 1, 2017, as compared to $0.1 million in the three months ended July 2, 2016.

Depreciation and Amortization.  Depreciation and amortization charges increased $0.2 million to $2.7 million during the three months ended July 1, 2017, as compared to $2.5 million during the three months ended July 2, 2016.  The increase is due to additions to the Company's corporate assets in the second quarter of fiscal 2017 as compared to fiscal 2016.

Interest Expense. Interest expense was $22.4 million during the three months ended July 1, 2017, compared to $24.0 million during the three months ended July 2, 2016, a decrease of $1.6 million. The decrease is primarily due to lower debt balances for the Company as compared to the same period in fiscal 2016.

Foreign Currency Gains/(Losses).  Foreign currency losses were $2.1 million during the three months ended July 1, 2017, as compared to no loss for the three months ended July 2, 2016. The increase in currency losses is primarily due to losses on non-designated foreign exchange hedge contracts as compared to the same period in fiscal 2016.

Other Income/Expense. Other expense was $2.7 million in the three months ended July 1, 2017, compared to $2.4 million in the three months ended July 2, 2016.  The increase in other expense in the three months ended July 1, 2017 as compared to the same period in fiscal 2016 is primarily due to an increase in corn hedge ineffectiveness on the Company's cash flow hedges that more than offset an increase in interest income.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the three months ended July 1, 2017. The net income for the three months ended July 1, 2017 was $8.3 million compared to $13.9 million for the three months ended July 2, 2016. The $5.6 million decrease is primarily due to not recording the blenders tax credits in fiscal 2017 as compared to blenders tax credits recorded at the DGD Joint Venture in the second quarter of fiscal 2016.

Income Taxes. The Company recorded income tax expense of $7.7 million for the three months ended July 1, 2017, compared to $8.0 million of income tax expense recorded in the three months ended July 2, 2016, a decrease of $0.3 million. The effective tax rate for the three months ended July 1, 2017 is 42.8%. The effective tax rate for the three months ended July 1, 2017 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit and discrete items. The effective tax rate for the three months ended July 2, 2016 was 19.0%. The effective tax rate for the three months ended July 2, 2016 differed from the statutory rate of 35% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and Subpart F income. The Company's effective tax rate excluding discrete items is 47% for the three months ended July 1, 2017, compared to 19.3% for the three months ended July 2, 2016, an increase of 277 basis points primarily due to the expiration of the biofuel tax incentive and losses that provided no tax benefit.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at July 1, 2017.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Second Quarter 2017 As Compared to Second Quarter 2016

	Three Months Ended
(dollars in thousands)	July 1, 2017	July 2, 2016
Net income/(loss) attributable to Darling	$9,149	$31,999
Depreciation and amortization	72,990	69,531
Interest expense	22,446	23,980
Income tax expense/(benefit)	7,742	7,983
Foreign currency loss/(gain)	2,111	(8)
Other expense/(income), net	2,696	2,373
Equity in net (income)/loss of unconsolidated subsidiaries	(8,260)	(13,852)
Net income attributable to non-controlling interests	1,179	1,992
Adjusted EBITDA	$110,053	$123,998

Acquisition and integration-related expenses	—	70
Pro forma Adjusted EBITDA (Non-GAAP)	$110,053	$124,068

Foreign currency exchange impact (1)	1,973	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$112,026	$124,068

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$12,406	$18,331

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended July 2, 2016 of €1.00:USD$1.13 and CAD$1.00:USD$0.78 as compared to the average rate for the three months ended July 1, 2017 of €1.00:USD$1.10 and CAD$1.00:USD$0.74, respectively.

For the three months ended July 1, 2017, the Company generated Adjusted EBITDA of $110.5 million, as compared to $124.0 million in the same period in fiscal 2016. The decrease is primarily attributable to lower earnings in the Food Ingredients and the absence of the blenders tax credit in fiscal 2017 as compared to the same period in fiscal 2016.

On a Pro forma Adjusted EBITDA (Non-GAAP) basis, the Company generated $110.5 million in the three months ended July 1, 2017, as compared to a Pro forma Adjusted EBITDA (Non-GAAP) of $124.1 million in the same period in fiscal 2016.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 6 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Six Months Ended July 1, 2017 Compared to Six Months Ended July 2, 2016

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency

•	Corporate activities

•	Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first six months of fiscal 2017, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2017, compared to average Jacobsen and Reuters prices for the first six months of fiscal 2016 are as follows:

	Avg. Price First Six Months 2017	Avg. Price First Six Months 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 261.30/ton	$ 274.62/ton	$ (13.32)/ton	(4.9)%
Feed Grade PM (Mid-South)	$ 286.16/ton	$ 277.34/ton	$ 8.82/ton	3.2%
Pet Food PM (Mid-South)	$ 662.40/ton	$ 532.06/ton	$ 130.34/ton	24.5%
Feather meal (Mid-South)	$ 406.54/ton	$ 318.06/ton	$ 88.48/ton	27.8%
BFT (Chicago)	$ 32.48/cwt	$ 29.82/cwt	$ 2.66/cwt	8.9%
YG (Illinois)	$ 24.71/cwt	$ 24.01/cwt	$ 0.70/cwt	2.9%
Corn (Illinois)	$ 3.71/bushel	$ 3.90/bushel	$ (0.19)/bushel	(4.9)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 728.00/MT	$ 667.00/MT	$ 61.00/MT	9.1%
Soy meal (CIF Rotterdam)	$ 354.00/MT	$ 369.00/MT	$ (15.00)/MT	(4.1)%

Segment Results

Segment operating income for the six months ended July 1, 2017 was $68.5 million, which reflects a decrease of $12.7 million or (15.6)% as compared to the six months ended July 2, 2016. Adjusting the segment operating income for the six months ended July 2, 2016 to reflect the net change due to the acquisition and integration costs, operating income would have been $81.6 million in the six months ended July 2, 2016.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 1, 2017
Net Sales	$1,101,743	$547,615	$127,062	$—	$1,776,420
Cost of sales and operating expenses	854,846	434,831	100,714	—	1,390,391
Gross Margin	246,897	112,784	26,348	—	386,029

Gross Margin %	22.4%	20.6%	20.7%	—%	21.7%

Selling, general and administrative expense	88,973	51,847	6,193	26,435	173,448
Depreciation and amortization	88,073	35,785	14,560	5,686	144,104
Segment operating income/(loss)	69,851	25,152	5,595	(32,121)	68,477

Equity in net income of unconsolidated subsidiaries	240	—	8,726	—	8,966
Segment income/(loss)	70,091	25,152	14,321	(32,121)	77,443

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 2, 2016
Net Sales	$1,019,126	$520,017	$117,839	$—	$1,656,982
Cost of sales and operating expenses	788,802	399,833	87,373	—	1,276,008
Gross Margin	230,324	120,184	30,466	—	380,974

Gross Margin %	22.6%	23.1%	25.9%	—%	23.0%

Selling, general and administrative expense	88,570	44,214	3,654	21,189	157,627
Acquisition and integration costs	—	—	—	401	401
Depreciation and amortization	86,496	34,440	14,103	6,748	141,787
Segment operating income/(loss)	55,258	41,530	12,709	(28,338)	81,159

Equity in net income of unconsolidated subsidiaries	326	—	19,169	—	19,495
Segment income/(loss)	55,584	41,530	31,878	(28,338)	100,654

Feed Ingredients Segment

Raw material volume. Overall, in the six months ended July 1, 2017, the raw material processed by the Company Feed Ingredients segment totaled 4.07 million metric tons. Compared to the six months ended July 2, 2016 overall raw material volume processed in the Feed Ingredients segment increased approximately 6.6%.

Sales. During the six months ended July 1, 2017 net sales for the Feed Ingredients segment were $1,101.7 million as compared to $1,019.1 million during the six months ended July 2, 2016, an increase of approximately $82.6 million or 8.1%. Net sales for fats were approximately $318.2 million and $278.2 million for the six months ended July 1, 2017 and July 2, 2016, respectively. Protein net sales were approximately $394.0 million and $371.1 million for the six months ended July 1, 2017 and July 2, 2016, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $147.0 million and $137.0 million for the six months ended July 1, 2017 and July 2, 2016, respectively. Total rendering net sales were approximately $859.2 million and $786.3 million for the six months ended July 1, 2017 and July 2, 2016, respectively. Used cooking oil net sales were approximately $89.5 million and $76.0 million for the six months ended July 1, 2017 and July 2, 2016, respectively. Bakery net sales were approximately $107.7 million and $110.9 million for the three months ended July 1, 2017 and July 2, 2016, respectively, and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $45.3 million and $45.9 million for the six months ended July 1, 2017 and July 2, 2016, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales six months ended July 2, 2016	$278.2	$371.1	$137.0	$786.3	$76.0	$110.9	$45.9	$1,019.1
Increase/(decrease) in sales volumes	19.9	18.5	—	38.4	(0.8)	(1.5)	—	36.1
Increase/(decrease) in finished product prices	22.0	8.5	—	30.5	14.3	(1.7)	—	43.1
Increase/(decrease) due to currency exchange rates	(1.9)	(4.1)	(3.0)	(9.0)	—	—	—	(9.0)
Other change	—	—	13.0	13.0	—	—	(0.6)	12.4
Total change	40.0	22.9	10.0	72.9	13.5	(3.2)	(0.6)	82.6
Net sales six months ended July 1, 2017	$318.2	$394.0	$147.0	$859.2	$89.5	$107.7	$45.3	$1,101.7

Margins. In the Feed Ingredients segment for the six months ended July 1, 2017, the gross margin percentage decreased slightly to 22.4% as compared to 22.6%.

Segment operating income. Feed Ingredients operating income for the six months ended July 1, 2017 was $69.9 million, an increase of $14.6 million or 26.4% as compared to the six months ended July 2, 2016. Earnings for the Feed Ingredients segment were higher due to an overall increase in finished product prices, sales volumes and higher raw material volumes as compared to the same period in fiscal 2016.

Food Ingredients Segment

Raw material volume. Overall, for the six months ended July 1, 2017, the raw material processed by the Company's Food Ingredients segment totaled 551,000 metric tons. As compared to the six months ended July 2, 2016, overall raw material volume processed in the Food Ingredients segment increased by approximately 0.7%.

Sales. Overall sales increased in the Food Ingredients segment as a result of higher sales volumes in both the gelatin and casing businesses.

Margins. In the Food Ingredients segment for the six months ended July 1, 2017, the gross margin percentage decreased to 20.6% as compared to 23.1% during the comparable period of fiscal 2016. The decrease is primarily the result of higher raw material prices in the South American gelatin market.

Segment operating income. Food Ingredients operating income was $25.2 million for the six months ended July 1, 2017, a decrease of $16.3 million or (39.3)% as compared to the six months ended July 2, 2016. The earnings in the gelatin business were down as compared to the prior year primarily due to the performance in the Company's South American market. Lower earnings in the Company's South American gelatin business was due to margin compression influenced by rising raw material prices and macroeconomic factors. The casings business delivered improved performance due to high demand in China that slightly offset lower earnings in the gelatin business. Additionally, selling, general and administrative expense in the Food Ingredients segment increased approximately $6.3 million primarily due to a reduction of currency hedge gains in the six months ended July 1, 2017 as compared to the same period in fiscal 2016.

Fuel Ingredients Segment

Raw material volume. Overall, in the six months ended July 1, 2017, the raw material processed by the Company's Fuel Ingredients segment totaled 588,000 metric tons. As compared to the six months ended July 2, 2016 overall raw material volume processed in the Fuel Ingredients segment increased by approximately 4.6%.

Sales. Overall sales increased in the Fuel Ingredients segment due to generally higher fat prices in the first six months ended July 1, 2017 as compared to the same period in fiscal 2016.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the six months ended July 1, 2017, the gross margin percentage decreased to 20.7% as compared to 25.9% for the comparable period of fiscal 2016, primarily due to the lack of blenders tax credits for the six months ended July 1, 2017 as compared to the same period in fiscal 2016.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment income for the six months ended July 1, 2017 was $5.6 million, a decrease of $7.1 million or (55.9)% as compared to the same period in fiscal 2016. For the six months ended July 1, 2017, the North American region results do not include the blenders tax credit, while fiscal 2016 included blenders tax credit.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the six months ended July 1, 2017 was $14.3 million, as compared to segment income of $31.9 million in the same period of 2016. The decrease of $17.6 million is primarily related to the lack of blenders tax credits for the six months ended July 1, 2017 as compared to the same period in fiscal 2016.

Foreign Currency

During the first six months of fiscal 2017, the euro weakened against the U.S. dollar as compared to the same period in fiscal 2016. Using actual results for the six months ended July 1, 2017 and using the prior year's average currency rate for the six months ended July 2, 2016, this foreign currency translation would result in an increase in operating income of approximately $3.8 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the six months ended July 2, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.75 as compared to the average rate for the six months ended July 1, 2017 of €1.00:USD$1.08 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $26.4 million during the six months ended July 1, 2017, compared to $21.2 million during the six months ended July 2, 2016, an increase of $5.2 million. The increase is primarily due to higher corporate related benefits due to the acceleration of equity compensation costs as compared to the six months ended July 2, 2016.

Acquisition and Integration Costs.  There were no acquisition and integration costs during the six months ended July 1, 2017, as compared to $0.4 million in the six months ended July 2, 2016. The decrease is due to completion of the acquisition and integration activity in fiscal 2016.

Depreciation and Amortization.  Depreciation and amortization charges decreased $1.0 million to $5.7 million during the six months ended July 1, 2017, as compared to $6.7 million during the six months ended July 2, 2016.  The decrease is due to certain of the Company's corporate assets becoming fully depreciated as compared to the same period in fiscal 2016.

Interest Expense. Interest expense was $44.1 million during the six months ended July 1, 2017, compared to $47.9 million during the six months ended July 2, 2016, a decrease of $3.8 million. The decrease is primarily due to lower debt balances for the Company as compared to the same period in fiscal 2016.

Foreign Currency Gains/(Losses).  Foreign currency losses were $2.4 million during the six months ended July 1, 2017, as compared to foreign currency losses of approximately $2.6 million for the six months ended July 2, 2016. The decrease in currency losses is primarily due to offsetting gains on non-designated foreign exchange hedge contracts as compared to losses on the same type of transactions in 2016.

Other Income/Expense. Other expense was $3.7 million in the six months ended July 1, 2017 and July 2, 2016.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the six months ended July 1, 2017. The net income for the six months ended July 1, 2017 was $9.0 million compared to $19.5 million for the six months ended July 2, 2016. The $10.5 million decrease is primarily due to not recording the blenders tax credits in fiscal 2017 as compared to blenders tax credits recorded at the DGD Joint Venture in the same period in fiscal 2016.

Income Taxes. The Company recorded income tax expense of $9.6 million for the six months ended July 1, 2017, compared to $9.8 million of income tax expense recorded in the six months ended July 2, 2016, a decrease of $0.2 million. The effective tax rate for the six months ended July 1, 2017 is 35.0%. The effective tax rate for the six months ended July 1, 2017 is equal to the statutory rate of 35% and includes the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit and discrete items including the favorable settlement of an audit. The effective tax rate for the six months ended July 2, 2016 was 21.2%. The effective tax rate for the six months ended July 2, 2016 differed from the statutory rate of 35% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income and losses that provided no tax benefit. The Company's effective tax rate excluding discrete items is 46.7% for the six months ended July 1, 2017, compared to 21.2% for the six months ended July 2, 2016, an increase of 255 basis points primarily due to the expiration of the biofuel tax incentive and losses that provided no tax benefit.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see "Results of Operations - Three Months Ended July 1, 2017 Compared to Three Months Ended July 2, 2016 - Non-U.S. GAAP Measures."

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Six Months of Fiscal 2017 As Compared to First Six Months of Fiscal 2016

	Six Months Ended
(dollars in thousands)	July 1, 2017	July 2, 2016
Net income/(loss) attributable to Darling	$14,978	$33,078
Depreciation and amortization	144,104	141,787
Interest expense	44,126	47,881
Income tax expense/(benefit)	9,560	9,846
Foreign currency loss/(gain)	2,375	2,595
Other expense/(income), net	3,656	3,678
Equity in net (income)/loss of unconsolidated subsidiaries	(8,966)	(19,495)
Net income attributable to non-controlling interests	2,748	3,576
Adjusted EBITDA	$212,581	$222,946

Acquisition and integration-related expenses	—	401
Pro forma Adjusted EBITDA (Non-GAAP)	$212,581	$223,347

Foreign currency exchange impact (1)	3,805	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$216,386	$223,347

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$17,443	$27,960

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the six months ended July 2, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.75 as compared to the average rate for the six months ended July 1, 2017 of €1.00:USD$1.08 and CAD$1.00:USD$0.75, respectively.

For the six months ended July 1, 2017, the Company generated Adjusted EBITDA of $213.0 million, as compared to $222.9 million in the same period in fiscal 2016. The decrease is primarily attributable to lower earnings in the Food Ingredients and Fuel Ingredients segment.

On a Pro forma Adjusted EBITDA (Non-GAAP) basis, the Company would have generated $213.0 million in the six months ended July 1, 2017, as compared to a Pro forma Adjusted EBITDA (Non-GAAP) of $223.3 million in the same period in fiscal 2016.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 6 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at July 1, 2017. On July 1, 2017, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(6,998)
Carrying value of 5.375% Notes due 2022	$493,002

4.75 % Notes due 2022 - Denominated in euros	$587,306
Less unamortized deferred loan costs	(8,877)
Carrying value of 4.75% Notes due 2022	$578,429

Amended Credit Agreement:
Term Loan A	$115,356
Less unamortized deferred loan costs	(931)
Carrying value of Term Loan A	114,425

Term Loan B	$540,500
Less unamortized deferred loan costs	(5,251)
Carrying value of Term Loan B	$535,249

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	5,000
Letters of credit issued	26,272
Availability	$968,728

Other Debt	$20,818

During the first six months of fiscal 2017, the U.S. dollar weakened as compared to the euro and Canadian dollar. Using the euro and Canadian dollar based debt outstanding at July 1, 2017 and comparing the closing balance sheet rates at July 1, 2017 to those at December 31, 2016, the U.S. dollar debt balances of euro based debt and Canadian based debt increased by approximately $42.8 million and $2.7 million, respectively, at July 1, 2017. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at July 1, 2017 of €1.00:USD$1.14040 and CAD$1.00:USD$0.770671 as compared to the closing balance sheet rate at December 31, 2016 of €1.00:USD$1.05600 and CAD$1.00:USD$0.742094, respectively.

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

•
As of July 1, 2017, the Company had unused capacity of $968.7 million under the revolving loan facility, taking into account that the Company had $5.0 million outstanding borrowings and letters of credit issued of $26.3 million.

•
As of July 1, 2017, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$56.4 million and $156.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments which commenced on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on

December 16, 2021, subject to a 91-day “springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date (January 6, 2021) of the term B loans.

•
As of July 1, 2017, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €510.0 million and $59.5 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 6, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 6, 2021. The term loan B facility will mature on January 6, 2021.

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

The classification of long-term debt in the Company’s July 1, 2017 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

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

As of July 1, 2017, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

Working Capital and Capital Expenditures

On July 1, 2017, the Company had working capital of $435.9 million and its working capital ratio was 1.89 to 1 compared to working capital of $441.5 million and a working capital ratio of 1.98 to 1 on December 31, 2016.  As of July 1, 2017, the Company had unrestricted cash of $124.8 million and funds available under the revolving credit facility of $968.7 million, compared to unrestricted cash of $114.6 million and funds available under the revolving credit facility of $968.1 million at December 31, 2016. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $197.5 million for the first six months ended July 1, 2017, as compared to net cash provided by operating activities of $168.2 million for the first six months ended July 2, 2016, an increase of $29.3 million due primarily to a decrease in net income of approximately $19.0 million and changes in operating assets and liabilities that include an increase in cash provided by accounts receivable of approximately $37.8 million, an increase in cash provided by income tax refundable/payable of approximately $11.3 million, a decrease in cash used by inventory and prepaids of $2.5 million and a decrease in cash used by accounts payable and accrued expenses of approximately $14.4 million.  Cash used by investing activities was $140.2 million for the first six months ended July 1, 2017, compared to $114.0 million for the first six months ended July 2, 2016, an increase of $26.2 million, primarily due to an increase in capex spending, an increase in cash paid for acquisitions and payments of intangibles.  Net cash used by financing activities was $58.4 million for the first six months ended July 1, 2017, compared to net cash used by financing activities of $55.3 million for the first six months ended July 2, 2016, an increase of $3.1 million, primarily due to an overall increase in debt and debt related payments in the first six months ended July 1, 2017 as compared to the first six months ended July 2, 2016.

Capital expenditures of $127.8 million were made during the first six months of fiscal 2017, compared to $109.4 million in the first six months of fiscal 2016, for a net increase of $18.4 million (16.8%). The Company expects to incur additional capital expenditures of approximately $111.2 million for the remainder of fiscal 2017. These costs will be financed using cash flows from operations. Additionally, as of July 1, 2017, the Company has spent life-to-date approximately $41.9 million in capital expenditures for software and design costs related to the implementation of the Oracle E Business Suite ERP system and does not expect any material implementation capital expenditures going forward for this project. Capital expenditures related to compliance with environmental regulations were $12.1 million and $6.8 million during the first six months ended July 1, 2017 and July 2, 2016, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2017, the Company has accrued approximately $11.6 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at July 1, 2017.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.0 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended July 1, 2017 of approximately $0.3 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended July 1, 2017 of approximately $1.3 million.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of July 1, 2017, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $254.4 million included on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. During the six months ended July 1, 2017, the DGD Joint Venture made dividend distributions to each partner in the amount of $25.0 million.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons. Final engineering and cost analysis for the project were completed during the third quarter of 2016. The estimated construction costs for the project are $190 million, which is expected to be funded by DGD Joint Venture cash flow. The DGD Joint Venture estimates completion of construction and commissioning of the project in the second quarter of 2018. The DGD Joint Venture expects to operate at full capacity throughout the expansion phase, excluding 18 days of normal downtime maintenance in 2017, which occurred in the first quarter of 2017, and an estimated 40 days of necessary downtime for final tie-ins in 2018. The planned expansion will also include expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide.

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2017, unless extended by agreement of the parties. As of July 1, 2017, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partners, evaluates its capital structure from time to time, including opportunities to refinance the joint venture.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first six months of fiscal 2017, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2017 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24 month period; however, the Board has subsequently extended the program for an additional 24 month period and reset the amount of the program to $100.0 million. Accordingly, repurchases may occur through August 13, 2019, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and, as of the date of this report, has $100.0 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $80.3 million of commodity products consisting of approximately $35.7 million of finished products, approximately $43.7 million of natural gas and diesel fuel and approximately $0.9 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 1, 2017.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2017, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $39.8 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at July 1, 2017.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at July 1, 2017 (in thousands):

Other commercial commitments:
Standby letters of credit	$26,272
Foreign bank guarantees	11,612
Total other commercial commitments:	$37,884

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017.

Based on the Company’s annual impairment testing at October 29, 2016, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of six of the Company's nine reporting units was less than 30% in excess of its carrying value and one reporting unit (ERS Feed) was approximately 8% in excess of its carrying value, with goodwill of approximately $193.7 million on this reporting unit.  The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company and primarily used the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill. The amount of goodwill allocated to these six reporting units was approximately $750.3 million. The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. As of July 1, 2017, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company has substantially completed its assessment of this ASU to identify any potential changes in the amount and timing of revenue recognition for its current contracts and the expected impact on the Company's business processes, systems and controls. Based on this initial assessment, except for possible income statement reclassifications and incremental disclosures, the Company does not expect the adoption of ASU No. 2014-09 to have a material impact on the Company's operations, cash flows and financial position. The Company is currently evaluating ASU No. 2014-09 to determine the transition method to utilize at adoption and any additional disclosures required.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks affecting the Company include exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supplies and the price of natural gas and diesel fuel used in the Company's plants. Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines; warm weather, which can adversely affect the quality of raw material processed and finished products produced; and cold weather, which can impact the collection of raw material. Predominantly all of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale. Additionally, with the acquisition of foreign entities we are exposed to foreign currency exchange risks, imposition of currency controls and the possibility of currency devaluation.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At July 1, 2017, the Company had corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2016 and the first six months of fiscal 2017, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of July 1, 2017, the aggregate fair value of these corn option contracts was less than $0.1 million and is included in other current assets, accrued expenses and other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of July 1, 2017, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	28,302	Euro	7,710	3.42 - 3.99	$8,584
Brazilian real	83,615	U.S. dollar	25,010	3.19 - 3.71	25,010
Brazilian real	328	Mexican peso	1,824	0.18	100
Euro	140,552	U.S. dollar	155,711	1.06 - 1.15	155,711
Euro	9,649	Polish zloty	40,444	4.18 - 4.23	11,003
Euro	3,848	Japanese yen	464,300	118.26 - 123.71	4,389
Euro	37,637	Chinese renminbi	287,736	7.42 - 7.80	42,921
Euro	11,064	Australian dollar	16,700	1.51	12,617
Polish zloty	23,992	Euro	5,678	4.20 - 4.26	6,480
Japanese yen	22,550	U.S. dollar	203	106.54 - 113.02	203
					$267,018

The above foreign currency contracts mature within one year and include hedges on approximately $110.3 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $4.3 million and are included in other current assets and accrued expenses at July 1, 2017.

Additionally, the Company had corn options contracts and forward contracts that are marked to market because they did not qualify for hedge accounting at July 1, 2017. These contracts have an aggregate fair value of less than $0.1 million and are included in other current assets and accrued expenses at July 1, 2017.

As of July 1, 2017, the Company had forward purchase agreements in place for purchases of approximately $43.7 million of natural gas and diesel fuel and approximately $0.9 million of other commitments in fiscal 2017. As of July 1, 2017, the Company had forward purchase agreements in place for purchases of approximately $35.7 million of finished product in fiscal 2017.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 1, 2017

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 14 on pages 21 through 22 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company's business, financial condition or future results. The risks described in this report and in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of July 1, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three and six months ended July 1, 2017 and July 2, 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2017 and July 2, 2016; (iv) Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and July 2, 2016; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 9, 2017	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	August 9, 2017	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)