Form 10-Q
period 2017-09-30
DARLING INGREDIENTS INC.
filed 2017-11-07
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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

There were 164,681,819 shares of common stock, $0.01 par value, outstanding at November 2, 2017.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2017 and December 31, 2016
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$110,146	$114,564
Restricted cash	282	293
Accounts receivable, net	414,947	388,397
Inventories	375,098	330,815
Prepaid expenses	39,272	29,984
Income taxes refundable	5,370	7,479
Other current assets	17,101	21,770
Total current assets	962,216	893,302
Property, plant and equipment, less accumulated depreciation of $1,019,845 at September 30, 2017 and $842,186 at December 31, 2016	1,621,867	1,515,575
Intangible assets, less accumulated amortization of $364,842 at September 30, 2017 and $301,187 at December 31, 2016	697,908	711,927
Goodwill	1,298,266	1,225,893
Investment in unconsolidated subsidiaries	290,028	292,717
Other assets	47,018	43,613
Deferred income taxes	17,219	14,990
	$4,934,522	$4,698,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,215	$23,247
Accounts payable, principally trade	213,592	180,895
Income taxes payable	21,974	4,913
Accrued expenses	292,483	242,796
Total current liabilities	546,264	451,851
Long-term debt, net of current portion	1,734,176	1,727,696
Other non-current liabilities	96,354	96,114
Deferred income taxes	353,041	346,134
Total liabilities	2,729,835	2,621,795
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 167,843,895 and 167,641,415 shares issued at September 30, 2017 and at December 31, 2016, respectively	1,678	1,676
Additional paid-in capital	1,512,726	1,499,431
Treasury stock, at cost; 3,185,406 and 3,028,857 shares at September 30, 2017 and at December 31, 2016, respectively	(43,155)	(40,909)
Accumulated other comprehensive loss	(224,092)	(340,006)
Retained earnings	875,498	852,802
Total Darling's stockholders’ equity	2,122,655	1,972,994
Noncontrolling interests	82,032	103,228
Total stockholders' equity	$2,204,687	$2,076,222
	$4,934,522	$4,698,017

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2017 and October 1, 2016
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$937,681	$853,856	$2,714,101	$2,510,838
Costs and expenses:
Cost of sales and operating expenses	744,028	671,167	2,134,419	1,947,175
Selling, general and administrative expenses	83,141	76,508	256,589	234,135
Acquisition and integration costs	—	—	—	401
Depreciation and amortization	77,202	70,653	221,306	212,440
Total costs and expenses	904,371	818,328	2,612,314	2,394,151
Operating income	33,310	35,528	101,787	116,687

Other expense:
Interest expense	(22,531)	(23,867)	(66,657)	(71,748)
Foreign currency gain/(loss)	(2,055)	354	(4,430)	(2,241)
Other expense, net	(1,447)	(2,007)	(5,103)	(5,685)
Total other expense	(26,033)	(25,520)	(76,190)	(79,674)

Equity in net income of unconsolidated subsidiaries	7,703	18,138	16,669	37,633
Income before income taxes	14,980	28,146	42,266	74,646

Income tax expense/(benefit)	6,296	(744)	15,856	9,102

Net income	8,684	28,890	26,410	65,544

Net income attributable to noncontrolling interests	(923)	(196)	(3,671)	(3,772)

Net income attributable to Darling	$7,761	$28,694	$22,739	$61,772

Basic income per share	$0.05	$0.17	$0.14	$0.38
Diluted income per share	$0.05	$0.17	$0.14	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and nine months ended September 30, 2017 and October 1, 2016
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$8,684	$28,890	$26,410	$65,544
Other comprehensive income/(loss), net of tax:
Foreign currency translation	46,211	(5,839)	111,002	43,684
Pension adjustments	759	727	2,278	2,104
Natural gas swap derivative adjustments	22	—	22	—
Corn option derivative adjustments	850	734	(1,121)	1,255
Total other comprehensive income/(loss), net of tax	47,842	(4,378)	112,181	47,043
Total comprehensive income	$56,526	$24,512	$138,591	$112,587
Comprehensive income/(loss) attributable to noncontrolling interests	109	(94)	(62)	1,211
Comprehensive income attributable to Darling	$56,417	$24,606	$138,653	$111,376

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2017 and October 1, 2016
(in thousands)
(unaudited)

	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net Income	$26,410	$65,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,306	212,440
Loss/(gain) on disposal of property, plant, equipment and other assets	(537)	873
Gain on insurance proceeds from insurance settlements	—	(356)
Deferred taxes	(14,242)	(5,223)
Increase/(decrease) in long-term pension liability	1,574	(1,105)
Stock-based compensation expense	14,710	7,953
Write-off deferred loan costs	443	292
Deferred loan cost amortization	6,581	8,393
Equity in net income of unconsolidated subsidiaries	(16,669)	(37,633)
Distributions of earnings from unconsolidated subsidiaries	26,600	26,317
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,311)	(3,058)
Income taxes refundable/payable	18,332	1,432
Inventories and prepaid expenses	(31,058)	(11,368)
Accounts payable and accrued expenses	39,937	27,438
Other	(19,294)	(11,377)
Net cash provided by operating activities	268,782	280,562
Cash flows from investing activities:
Capital expenditures	(196,446)	(168,224)
Acquisitions, net of cash acquired	(12,144)	(8,511)
Investment in unconsolidated subsidiary	(4,750)	—
Gross proceeds from disposal of property, plant and equipment and other assets	4,953	4,492
Proceeds from insurance settlement	3,301	1,537
Payments related to routes and other intangibles	(5,635)	—
Net cash used by investing activities	(210,721)	(170,706)
Cash flows from financing activities:
Proceeds from long-term debt	24,069	28,765
Payments on long-term debt	(94,250)	(128,364)
Borrowings from revolving credit facility	142,000	83,000
Payments on revolving credit facility	(147,327)	(93,028)
Net cash overdraft financing	2,590	—
Deferred loan costs	(1,177)	—
Issuance of common stock	22	143
Repurchase of common stock	—	(5,000)
Minimum withholding taxes paid on stock awards	(2,140)	(1,843)
Acquisition of noncontrolling interest	(429)	—
Distributions to noncontrolling interests	(2,513)	(885)
Net cash used by financing activities	(79,155)	(117,212)
Effect of exchange rate changes on cash	16,676	(943)
Net decrease in cash and cash equivalents	(4,418)	(8,299)
Cash and cash equivalents at beginning of period	114,564	156,884
Cash and cash equivalents at end of period	$110,146	$148,585
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(3,532)	$(3,302)
Cash paid during the period for:
Interest, net of capitalized interest	$58,219	$62,395
Income taxes, net of refunds	$13,719	$14,018
Non-cash financing activities
Debt issued for assets	$3	$10
Contribution of assets to unconsolidated subsidiary	$—	$2,674

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2017 and October 1, 2016, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of September 30, 2017, and include the 13 and 39 weeks ended September 30, 2017, and the 13 and 39 weeks ended October 1, 2016.

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

(d)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gains of approximately $114.7 million and approximately $46.2 million for the nine months ended September 30, 2017 and October 1, 2016, respectively.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		September 30, 2017			October 1, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$7,761	164,735	$0.05	$28,694	164,653	$0.17
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		4,759			1,717
Less: Pro forma treasury shares		(2,313)			(934)
Diluted:
Net income attributable to Darling	$7,761	167,181	$0.05	$28,694	165,436	$0.17

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		September 30, 2017			October 1, 2016
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net Income attributable to Darling	$22,739	164,734	$0.14	$61,772	164,574	$0.38
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,645			1,222
Less: Pro forma treasury shares		(1,751)			(642)
Diluted:
Net income attributable to Darling	$22,739	166,628	$0.14	$61,772	165,154	$0.37

For the three months ended September 30, 2017 and October 1, 2016, respectively, 212,525 and 1,228,334 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended September 30, 2017 and October 1, 2016, respectively, 437,897 and 887,413 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended September 30, 2017 and October 1, 2016, respectively, 723,052 and 1,122,165 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the nine months ended September 30, 2017 and October 1, 2016, respectively, 650,758 and 812,780 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)	Acquisition of Noncontrolling Interest

During the third quarter of fiscal 2017, the Company, through a wholly-owned international subsidiary, acquired the minority interest in one of its international subsidiaries for approximately $19.1 million, including transaction costs. Except for an insignificant amount, the actual funding was accrued and will occur per the terms of the share purchase agreement underlying the transaction.

(4)	Inventories

A summary of inventories follows (in thousands):

	September 30, 2017	December 31, 2016
Finished product	$184,778	$156,542
Work in process	100,147	87,284
Raw material	37,609	39,859
Supplies and other	52,564	47,130
	$375,098	$330,815

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

(5)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	September 30, 2017	December 31, 2016
Indefinite Lived Intangible Assets
Trade names	$54,629	$51,687
	54,629	51,687
Finite Lived Intangible Assets:
Routes	401,919	374,989
Permits	511,210	493,311
Non-compete agreements	3,985	3,638
Trade names	76,618	76,033
Royalty, consulting, land use rights and leasehold	14,389	13,456
	1,008,121	961,427
Accumulated Amortization:
Routes	(129,504)	(105,934)
Permits	(201,656)	(170,165)
Non-compete agreements	(2,244)	(1,788)
Trade names	(28,343)	(21,042)
Royalty, consulting, land use rights and leasehold	(3,095)	(2,258)
	(364,842)	(301,187)
Total Intangible assets, less accumulated amortization	$697,908	$711,927

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2017 as a result of approximately $6.7 million of asset retirements and also increased due to acquired intangibles of approximately $9.0 million and the remaining increase is due to foreign currency translation. Amortization expense for the three and nine months months ended September 30, 2017 and October 1, 2016, was approximately $20.0 million, $19.6 million and $58.4 million and $58.4 million, respectively.

(6)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 31, 2016
Goodwill	$813,621	$317,008	$111,178	$1,241,807
Accumulated impairment losses	(15,914)	—	—	(15,914)
	797,707	317,008	111,178	1,225,893
Goodwill acquired during year	1,880	—	—	1,880
Foreign currency translation	34,308	24,086	12,099	70,493
Balance at September 30, 2017
Goodwill	849,809	341,094	123,277	1,314,180
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$833,895	$341,094	$123,277	$1,298,266

(7)	Investment in Unconsolidated Subsidiaries

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	September 30, 2017	December 31, 2016
Assets:
Total current assets	$218,357	$268,734
Property, plant and equipment, net	390,723	354,871
Other assets	5,482	12,164
Total assets	$614,562	$635,769
Liabilities and members' equity:
Total current portion of long term debt	$17,023	$17,023
Total other current liabilities	32,924	23,200
Total long term debt	40,986	53,753
Total other long term liabilities	443	418
Total members' equity	523,186	541,375
Total liabilities and member's equity	$614,562	$635,769

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Operating revenues	$175,585	$141,656	$451,768	$345,650
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	154,446	96,569	395,743	244,643
Depreciation, amortization and accretion expense	6,733	7,445	22,867	20,370
Total costs and expenses	161,179	104,014	418,610	265,013
Operating income	14,406	37,642	33,158	80,637
Other income	408	114	959	199
Interest and debt expense, net	(455)	(1,406)	(2,306)	(6,148)
Net income	$14,359	$36,350	$31,811	$74,688

As of September 30, 2017 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $261.6 million on the consolidated balance sheet and has recorded an equity net gain of approximately $15.9 million and $37.3 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. In the first quarter of fiscal 2017, the Company received a dividend distribution of $25.0 million from the DGD Joint Venture. Additionally, the biodiesel blenders tax credit expired on December 31, 2016, as a result the DGD Joint Venture fiscal 2017 results do not include any blenders tax credits, while fiscal 2016 included blenders tax credits.

(8)	Debt

Debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Amended Credit Agreement:
Revolving Credit Facility ($5.3 million denominated in euro at December 31, 2016)	$—	$5,280
Term Loan A ($64.8 million and $76.9 million denominated in CAD at September 30, 2017 and December 31, 2016, respectively)	108,053	120,103
Less unamortized deferred loan costs	(814)	(1,083)
Carrying value Term Loan A	107,239	119,020

Term Loan B	537,500	583,500
Less unamortized deferred loan costs	(4,874)	(6,298)
Carrying value Term Loan B	532,626	577,202

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(6,655)	(7,667)
Carrying value 5.375% Senior Notes due 2022	493,345	492,333

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	608,318	543,840
Less unamortized deferred loan costs - Denominated in euro	(8,769)	(8,956)
Carrying value 4.75% Senior Notes due 2022	599,549	534,884

Other Notes and Obligations	19,632	22,224
	1,752,391	1,750,943
Less Current Maturities	18,215	23,247
	$1,734,176	$1,727,696

As of September 30, 2017, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$80.6 million. See below for discussion relating to the Company's debt agreements. In addition, as of

September 30, 2017, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$0.9 million and CAD$0.5 million, respectively.

As of September 30, 2017, the Company had outstanding debt under the Company's 4.75% Senior Notes due 2022 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at September 30, 2017, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.3 million and €0.1 million, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013 (the Former Credit Agreement), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto.

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

As of September 30, 2017, the Company had $43.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.00% per annum for a total of 3.24% per annum. The Company had $525.5 million outstanding under the term loan B facility at LIBOR plus a margin of 2.50% per annum for a total of 3.74% per annum and $12.0 million outstanding under the term loan B facility at base rate plus a margin of 1.50% per annum for a total of 5.75% per annum. The Company had CAD$80.6 million outstanding under the term loan A facility at CDOR plus a margin of 2.00% per annum for a total of 3.3947% per annum. As of September 30, 2017, the Company had unused capacity of $976.0 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $24.0 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $12.2 million at September 30, 2017.

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

As of September 30, 2017, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

(9)	Income Taxes

The Company has provided income taxes for the three and nine month periods ended September 30, 2017 and October 1, 2016, based on its estimate of the effective tax rate for the entire 2017 and 2016 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, including Subpart F income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of September 30, 2017, the Company had $2.9 million of gross unrecognized tax benefits and $1.6 million of related accrued interest and penalties. An indemnity receivable of $3.3 million has been recorded for the uncertain tax positions related to the VION Acquisition. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $1.9 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

(10)	Other Comprehensive Income

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, corn option adjustments and foreign currency translation adjustments. The components of other comprehensive income (loss) and the related tax impacts for the three and nine months months ended September 30, 2017 and October 1, 2016 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$9	$8	$(3)	$(2)	$6	$6
Amortization of actuarial loss	1,204	1,168	(451)	(447)	753	721
Amortization of settlement	—	—	—	—	—	—
Total defined benefit pension plans	1,213	1,176	(454)	(449)	759	727
Natural gas swap derivatives
Gain/(loss) activity recognized in other comprehensive income (loss)	36	—	(14)	—	22	—
Total natural gas swap derivatives	36	—	(14)	—	22	—
Corn option derivatives
Loss/(gain) reclassified to net income	(1,352)	(861)	525	334	(827)	(527)
Gain/(loss) activity recognized in other comprehensive income (loss)	2,740	2,060	(1,063)	(799)	1,677	1,261
Total corn option derivatives	1,388	1,199	(538)	(465)	850	734

Foreign currency translation	46,211	(5,839)	—	—	46,211	(5,839)

Other comprehensive income (loss)	$48,848	$(3,464)	$(1,006)	$(914)	$47,842	$(4,378)

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$27	$22	$(8)	$(7)	$19	$15
Amortization of actuarial loss	3,610	3,502	(1,351)	(1,338)	2,259	2,164
Amortization of settlement	—	(123)	—	48	—	(75)
Total defined benefit pension plans	3,637	3,401	(1,359)	(1,297)	2,278	2,104
Natural gas swap derivatives
Gain/(loss) activity recognized in other comprehensive income (loss)	36	—	(14)	—	22	—
Total natural gas swap derivatives	36	—	(14)	—	22	—
Corn option derivatives
Loss/(gain) reclassified to net income	(3,750)	(3,204)	1,455	1,243	(2,295)	(1,961)
Gain/(loss) activity recognized in other comprehensive income (loss)	1,918	5,255	(744)	(2,039)	1,174	3,216
Total corn option derivatives	(1,832)	2,051	711	(796)	(1,121)	1,255

Foreign currency translation	111,002	43,684	—	—	111,002	43,684

Other comprehensive income (loss)	$112,843	$49,136	$(662)	$(2,093)	$112,181	$47,043

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and nine months months ended September 30, 2017 and October 1, 2016 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	Statement of Operations Classification
Derivative instruments
Corn option derivatives	$1,352	$861	$3,750	$3,204	Cost of sales and operating expenses
	1,352	861	3,750	3,204	Total before tax
	(525)	(334)	(1,455)	(1,243)	Income taxes
	827	527	2,295	1,961	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(9)	$(8)	$(27)	$(22)	(a)
Amortization of actuarial loss	(1,204)	(1,168)	(3,610)	(3,502)	(a)
Amortization of settlement	—	—	—	123	(a)
	(1,213)	(1,176)	(3,637)	(3,401)	Total before tax
	454	449	1,359	1,297	Income taxes
	(759)	(727)	(2,278)	(2,104)	Net of tax
Total reclassifications	$68	$(200)	$17	$(143)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 12 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of September 30, 2017 as follows (in thousands):

	Nine Months Ended September 30, 2017
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 31, 2016, attributable to Darling, net of tax	$(308,910)	$2,468	$(33,564)	$(340,006)
Other comprehensive gain before reclassifications	111,002	(2,295)	—	108,707
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1,196	2,278	3,474
Net current-period other comprehensive income	111,002	(1,099)	2,278	112,181
Noncontrolling interest	(3,733)	—	—	(3,733)
Accumulated Other Comprehensive Income (loss) September 30, 2017, attributable to Darling, net of tax	(194,175)	$1,369	$(31,286)	$(224,092)

(11)    Stockholders' Equity

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU amends Topic 718, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company adopted this standard in the quarter ended April 1, 2017 and prior periods were not recasted. The impact of the adoption resulted in the following:

•
The Company recorded a tax expense of less than $0.1 million within income tax expense for the nine months ended September 30, 2017 related to the excess tax expense on stock options, nonvested stock, director restricted stock units and performance units. Prior to the adoption this amount would have been recorded as reduction of additional paid-in capital.

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company's diluted earnings per share for the nine months ended September 30, 2017. This increased the Company's diluted weighted average common shares outstanding by approximately 155,000 shares in the nine months ended September 30, 2017.

Fiscal 2017 Long-Term Incentive Opportunity Awards (2017 LTIP). On February 6, 2017, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2017 LTIP pursuant to which they awarded certain of the Company's key employees, 956,809 stock options and 559,388 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The stock options vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on capital employed (ROCE), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2020, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase depending on the Company's ROCE relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (TSR) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies. In addition, certain of the PSUs have a two-year holding requirement after vesting before the PSUs are settled in shares of the Company's Common Stock.

On August 7, 2017, the Company's Board of Directors, approved the extension for an additional two years of its previously announced share repurchase program of up to an aggregate of $100.0 million of the Company's common stock depending on market conditions.

(12)    Employee Benefit Plans

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

Net pension cost for the three and nine months months ended September 30, 2017 and October 1, 2016 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$759	$599	$2,244	$1,921
Interest cost	1,672	1,702	5,020	5,217
Expected return on plan assets	(1,799)	(1,886)	(5,377)	(5,661)
Amortization of prior service cost	9	8	27	22
Amortization of net loss	1,204	1,168	3,610	3,502
Curtailment gain	—	(62)	—	(1,285)
Settlement gain	—	—	—	(123)
Net pension cost	$1,845	$1,529	$5,524	$3,593

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at September 30, 2017, the Company expects to contribute approximately $4.6 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 30, 2017 and October 1, 2016 of approximately $2.6 million and $2.9 million, respectively.

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

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of September 30, 2017, the Company has an aggregate accrued liability of approximately $1.8 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(13)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At September 30, 2017, the Company had natural gas swap contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, foreign currency forward contracts and soybean meal option contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In the first nine months of fiscal 2017, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its U.S. plants' forecasted natural gas usage into the first quarter of fiscal 2018. As of September 30, 2017, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

In fiscal 2016 and the first nine months of fiscal 2017, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of September 30, 2017, some of the contracts have been settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of September 30, 2017, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	33,790	Euro	9,030
Brazilian real	80,286	U.S. dollar	24,430
Brazilian real	953	Mexican peso	5,472
Euro	82,573	U.S. dollar	97,985
Euro	7,463	Polish zloty	32,000
Euro	4,040	Japanese yen	526,400
Euro	60,758	Chinese renminbi	474,901
Euro	11,455	Australian dollar	17,200
Euro	2,281	British pound	2,000
Polish zloty	35,960	Euro	8,383
Japanese yen	40,395	U.S. dollar	362

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at September 30, 2017 into earnings over the next 12 months will be approximately $2.2 million. As of September 30, 2017, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of September 30, 2017 and December 31, 2016 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	September 30, 2017	December 31, 2016
Corn options	Other current assets	$2,876	$4,235
Corn options	Other assets	106	—
Natural gas swaps	Other current assets	82	—

Total asset derivatives designated as hedges		$3,064	$4,235

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$1,153	$8,939
Corn options and futures	Other current assets	1,167	151
Soybean meal options	Other current assets	64	—

Total asset derivatives not designated as hedges		$2,384	$9,090

Total asset derivatives		$5,448	$13,325

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	September 30, 2017	December 31, 2016
Natural gas swaps	Accrued expenses	$4	$—

Total liability derivatives designated as hedges		$4	$—

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$1,063	$608
Corn options and futures	Accrued expenses	21	122

Total liability derivatives not designated as hedges		$1,084	$730

Total liability derivatives		$1,088	$730

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended September 30, 2017 and October 1, 2016 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2017	2016	2017	2016	2017	2016
Corn options	$2,740	$2,060	$1,352	$861	$1,655	$323
Natural gas swaps	36	—	—	—	34	—

Total	$2,776	$2,060	$1,352	$861	$1,689	$323

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $2.8 million and $2.1 million recorded net of taxes of approximately $(1.1) million and $(0.8) million as of September 30, 2017 and October 1, 2016, respectively.

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

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the nine months ended September 30, 2017 and October 1, 2016 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2017	2016	2017	2016	2017	2016
Corn options	$1,918	$5,255	$3,750	$3,204	$350	$537
Natural gas swaps	36	—	—	—	34	—

Total	$1,954	$5,255	$3,750	$3,204	$384	$537

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $2.0 million and $5.3 million recorded net of taxes of approximately $(0.8) million and $(2.0) million as of September 30, 2017 and October 1, 2016, respectively.

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

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and nine months months ended September 30, 2017 and October 1, 2016 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Foreign Exchange	Foreign currency loss/(gain)	$3,142	$1,871	$12,418	$5,954
Foreign Exchange	Selling, general and administrative expense	(2,118)	(786)	(3,107)	(7,565)
Corn options and futures	Net sales	165	267	125	612
Corn options and futures	Cost of sales and operating expenses	(1,566)	(997)	(1,250)	(1,610)
Heating Oil swaps and options	Net sales	492	323	492	476
Soybean Meal	Net sales	(131)	—	(412)	7
Soybean Oil	Net sales	—	—	45	—
Total		$(16)	$678	$8,311	$(2,126)

At September 30, 2017, the Company had forward purchase agreements in place for purchases of approximately $58.6 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(14)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of September 30, 2017 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at September 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$5,448	$—	$5,448	$—
Total Assets	$5,448	$—	$5,448	$—

Liabilities:
Derivative instruments	$1,088	$—	$1,088	$—
5.375% Senior notes	517,500	—	517,500	—
4.75% Senior notes	637,213	—	637,213	—
Term loan A	108,323	—	108,323	—
Term loan B	544,541	—	544,541	—
Total Liabilities	$1,808,665	$—	$1,808,665	$—

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$13,325	$—	$13,325	$—
Total Assets	$13,325	$—	$13,325	$—

Liabilities:
Derivative instruments	$730	$—	$730	$—
5.375% Senior notes	520,300	—	520,300	—
4.75% Senior notes	575,111	—	575,111	—
Term loan A	120,403	—	120,403	—
Term loan B	593,347	—	593,347	—
Revolver debt	5,201	—	5,201	—
Total Liabilities	$1,815,092	$—	$1,815,092	$—

Derivative assets and liabilities consist of the Company’s soybean meal contracts, natural gas contracts, corn option and future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 13 (Derivatives) for breakdown by instrument type.

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

The fair value of the senior notes, term loan A, term loan B and revolver debt is based on market quotation from third-party banks.

(15)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At September 30, 2017 and December 31, 2016, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $54.9 million and $51.9 million, respectively.  The Company has insurance recovery receivables of approximately $15.9 million as of September 30, 2017 and December 31, 2016, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

(16)	Business Segments

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 30, 2017
Net Sales	$575,543	$300,282	$61,856	$—	$937,681
Cost of sales and operating expenses	449,608	240,160	54,260	—	744,028
Gross Margin	125,935	60,122	7,596	—	193,653

Selling, general and administrative expense	45,471	25,633	(461)	12,498	83,141
Depreciation and amortization	46,860	19,506	7,912	2,924	77,202
Segment operating income/(loss)	33,604	14,983	145	(15,422)	33,310

Equity in net income of unconsolidated subsidiaries	523	—	7,180	—	7,703
Segment income/(loss)	34,127	14,983	7,325	(15,422)	41,013

Total other expense					(26,033)
Income before income taxes					$14,980

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 1, 2016
Net Sales	$531,413	$261,997	$60,446	$—	$853,856
Cost of sales and operating expenses	413,602	211,318	46,247	—	671,167
Gross Margin	117,811	50,679	14,199	—	182,689

Selling, general and administrative expense	38,943	25,352	1,332	10,881	76,508
Depreciation and amortization	43,614	17,383	6,896	2,760	70,653
Segment operating income/(loss)	35,254	7,944	5,971	(13,641)	35,528

Equity in net income of unconsolidated subsidiaries	(36)	—	18,174	—	18,138
Segment income/(loss)	35,218	7,944	24,145	(13,641)	53,666

Total other expense					(25,520)
Income before income taxes					$28,146

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 30, 2017
Net Sales	$1,677,286	$847,897	$188,918	$—	$2,714,101
Cost of sales and operating expenses	1,304,454	674,991	154,974	—	2,134,419
Gross Margin	372,832	172,906	33,944	—	579,682

Selling, general and administrative expense	134,444	77,480	5,732	38,933	256,589
Depreciation and amortization	134,933	55,291	22,472	8,610	221,306
Segment operating income/(loss)	103,455	40,135	5,740	(47,543)	101,787

Equity in net income of unconsolidated subsidiaries	763	—	15,906	—	16,669
Segment income/(loss)	104,218	40,135	21,646	(47,543)	118,456

Total other expense					(76,190)
Income before income taxes					$42,266

Segment assets at September 30, 2017	$2,599,196	$1,497,310	$682,868	$155,148	$4,934,522

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 1, 2016
Net Sales	$1,550,539	$782,014	$178,285	$—	$2,510,838
Cost of sales and operating expenses	1,202,404	611,151	133,620	—	1,947,175
Gross Margin	348,135	170,863	44,665	—	563,663

Selling, general and administrative expense	127,513	69,566	4,986	32,070	234,135
Acquisition and integration costs	—	—	—	401	401
Depreciation and amortization	130,110	51,823	20,999	9,508	212,440
Segment operating income/(loss)	90,512	49,474	18,680	(41,979)	116,687

Equity in net income of unconsolidated subsidiaries	290	—	37,343	—	37,633
Segment income/(loss)	90,802	49,474	56,023	(41,979)	154,320

Total other expense					(79,674)
Income before income taxes					$74,646

Segment assets at December 31, 2016	$2,464,509	$1,414,409	$657,637	$161,462	$4,698,017

(17)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended September 30, 2017 and October 1, 2016, the Company has recorded sales to the DGD Joint Venture of approximately $44.5 million and $42.4 million, respectively. For the nine months ended July 1, 2017 and July 2, 2016, the Company has recorded sales to the DGD Joint Venture of approximately $122.6 million and $109.0 million, respectively. At September 30, 2017 and December 31, 2016, the Company has $6.9 million and $6.3 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $6.1 million of additional sales for the three months ended September 30, 2017 to defer the Company's portion of profit of approximately $1.1 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at September 30, 2017.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to making loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2017, unless extended by agreement of the parties. As of September 30, 2017, no amounts are owed to Darling Green under the DGD Loan Agreement.

(18)    New Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvement to Accounting for Hedging Activities. This ASU amends Topic 815, Derivatives and Hedging, which is intended to more closely align hedge accounting with companies' risk management strategies and simplify the application of hedge accounting. The guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. The Company will be required to apply the guidance on a cumulative-effect basis with adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this standard.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company has completed its assessment of this ASU to identify any potential changes in the amount and timing of revenue recognition for its current contracts and the expected impact on the Company's business processes, systems and controls. Based on this assessment, the Company has elected to adopt this standard on a modified retrospective basis beginning in fiscal 2018. The adoption will not change the timing of revenues as the Company's revenues have been determined to be recognized at a point in time and not over time. The Company has elected not to capitalize contract fulfillment costs as the recovery of such costs are for a period of less than one year's time and are not material to the Company. Additionally, the Company has elected to treat shipping and handling as fulfillment costs and to report sales taxes net, which will result in a reduction of revenue and a reduction of cost of sales for fiscal 2016 of approximately $155.1 million and expects the reduction of revenue and cost of sales in fiscal 2017 to be similar to fiscal 2016 with no impact on overall earnings. The Company is currently reviewing the expanded incremental disclosures and the disaggregation of revenues disclosures as required under ASU No. 2014-09.

(19)     Guarantor Financial Information

The Company's 5.375% Notes and 4.75% Notes (see Note 8) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) and the condensed consolidated statements of cash flows for the three and nine months months ended September 30, 2017 and October 1, 2016. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,258	$2,694	$106,194	$—	$110,146
Restricted cash	103	—	179	—	282
Accounts receivable	35,722	242,553	386,776	(250,104)	414,947
Inventories	17,755	90,993	266,350	—	375,098
Income taxes refundable	1,914	—	3,456	—	5,370
Prepaid expenses	14,201	3,147	21,924	—	39,272
Other current assets	5,564	1,280	15,128	(4,871)	17,101
Total current assets	76,517	340,667	800,007	(254,975)	962,216
Investment in subsidiaries	4,387,119	1,152,677	849,848	(6,389,644)	—
Property, plant and equipment, net	265,365	506,393	850,109	—	1,621,867
Intangible assets, net	18,068	267,541	412,299	—	697,908
Goodwill	21,860	551,837	724,569	—	1,298,266
Investment in unconsolidated subsidiaries	4,936	—	285,092	—	290,028
Other assets	32,574	329,178	185,603	(500,337)	47,018
Deferred taxes	—	—	17,219	—	17,219
	$4,806,439	$3,148,293	$4,124,746	$(7,144,956)	$4,934,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$116	$—	$22,970	$(4,871)	$18,215
Accounts payable	253,921	31,824	163,082	(235,235)	213,592
Income taxes payable	5,853	373	15,748	—	21,974
Accrued expenses	87,159	28,478	191,715	(14,869)	292,483
Total current liabilities	347,049	60,675	393,515	(254,975)	546,264
Long-term debt, net of current portion	1,068,926	—	1,165,587	(500,337)	1,734,176
Other noncurrent liabilities	58,400	—	37,954	—	96,354
Deferred income taxes	136,430	—	216,611	—	353,041
Total liabilities	1,610,805	60,675	1,813,667	(755,312)	2,729,835
Total stockholders’ equity	3,195,634	3,087,618	2,311,079	(6,389,644)	2,204,687
	$4,806,439	$3,148,293	$4,124,746	$(7,144,956)	$4,934,522

Condensed Consolidated Balance Sheet
As of December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,470	$5,754	$107,340	$—	$114,564
Restricted cash	103	—	190	—	293
Accounts receivable	39,209	97,220	339,251	(87,283)	388,397
Inventories	16,573	85,890	228,352	—	330,815
Income taxes refundable	3,566	—	3,913	—	7,479
Prepaid expenses	11,152	2,769	16,063	—	29,984
Other current assets	5,859	3,165	19,221	(6,475)	21,770
Total current assets	77,932	194,798	714,330	(93,758)	893,302
Investment in subsidiaries	4,296,200	1,154,398	909,263	(6,359,861)	—
Property, plant and equipment, net	233,456	497,312	784,807	—	1,515,575
Intangible assets, net	13,746	291,724	406,457	—	711,927
Goodwill	21,860	549,960	654,073	—	1,225,893
Investment in unconsolidated subsidiary	1,438	—	291,279	—	292,717
Other assets	36,063	396,222	160,505	(549,177)	43,613
Deferred income taxes	—	—	14,990	—	14,990
	$4,680,695	$3,084,414	$3,935,704	$(7,002,796)	$4,698,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4,220	$—	$25,502	$(6,475)	$23,247
Accounts payable	116,075	18,142	130,718	(84,040)	180,895
Income taxes payable	(383)	373	4,923	—	4,913
Accrued expenses	86,581	33,834	125,624	(3,243)	242,796
Total current liabilities	206,493	52,349	286,767	(93,758)	451,851
Long-term debt, net of current portion	1,109,523	—	1,167,349	(549,176)	1,727,696
Other noncurrent liabilities	63,072	—	33,042	—	96,114
Deferred income taxes	140,543	—	205,591	—	346,134
Total liabilities	1,519,631	52,349	1,692,749	(642,934)	2,621,795
Total stockholders’ equity	3,161,064	3,032,065	2,242,955	(6,359,862)	2,076,222
	$4,680,695	$3,084,414	$3,935,704	$(7,002,796)	$4,698,017

Condensed Consolidated Statements of Operations
For the three months ended September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$135,001	$378,088	$489,003	$(64,411)	$937,681
Cost and expenses:
Cost of sales and operating expenses	103,591	315,847	389,001	(64,411)	744,028
Selling, general and administrative expenses	37,154	14,031	31,956	—	83,141
Depreciation and amortization	10,485	26,949	39,768	—	77,202
Total costs and expenses	151,230	356,827	460,725	(64,411)	904,371
Operating income/(loss)	(16,229)	21,261	28,278	—	33,310

Interest expense	(14,076)	4,009	(12,464)	—	(22,531)
Foreign currency gains/(losses)	(32)	320	(2,343)	—	(2,055)
Other income/(expense), net	(4,305)	1,555	1,303	—	(1,447)
Equity in net income/(loss) of unconsolidated subsidiaries	(487)	—	8,190	—	7,703
Earnings in investments in subsidiaries	27,810	—	—	(27,810)	—
Income/(loss) before taxes	(7,319)	27,145	22,964	(27,810)	14,980
Income taxes (benefit)	(15,080)	11,782	9,594	—	6,296
Net income attributable to noncontrolling interests	—	—	(923)	—	(923)
Net income/(loss) attributable to Darling	$7,761	$15,363	$12,447	$(27,810)	$7,761

Condensed Consolidated Statements of Operations
For the nine months ended September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$407,054	$1,098,112	$1,389,974	$(181,039)	$2,714,101
Cost and expenses:
Cost of sales and operating expenses	321,231	899,129	1,095,098	(181,039)	2,134,419
Selling, general and administrative expenses	112,921	41,559	102,109	—	256,589
Depreciation and amortization	30,750	78,261	112,295	—	221,306
Total costs and expenses	464,902	1,018,949	1,309,502	(181,039)	2,612,314
Operating income/(loss)	(57,848)	79,163	80,472	—	101,787

Interest expense	(41,909)	12,000	(36,748)	—	(66,657)
Foreign currency gains/(losses)	(216)	500	(4,714)	—	(4,430)
Other income/(expense), net	(10,643)	(3)	5,543	—	(5,103)
Equity in net income/(loss) of unconsolidated subsidiaries	(1,253)	—	17,922	—	16,669
Earnings in investments in subsidiaries	92,641	—	—	(92,641)	—
Income/(loss) before taxes	(19,228)	91,660	62,475	(92,641)	42,266
Income taxes (benefit)	(41,967)	34,386	23,437	—	15,856
Net income attributable to noncontrolling interests	—	—	(3,671)	—	(3,671)
Net income/(loss) attributable to Darling	$22,739	$57,274	$35,367	$(92,641)	$22,739

Condensed Consolidated Statements of Operations
For the three months ended October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$130,063	$347,384	$433,523	$(57,114)	$853,856
Cost and expenses:
Cost of sales and operating expenses	99,705	286,919	341,657	(57,114)	671,167
Selling, general and administrative expenses	29,987	13,421	33,100	—	76,508
Acquisition and integration costs	—	—	—	—	—
Depreciation and amortization	9,622	24,813	36,218	—	70,653
Total costs and expenses	139,314	325,153	410,975	(57,114)	818,328
Operating income/(loss)	(9,251)	22,231	22,548	—	35,528

Interest expense	(15,382)	4,437	(12,922)	—	(23,867)
Foreign currency gains/(losses)	(11)	(152)	517	—	354
Other income/(expense), net	(3,439)	258	1,174	—	(2,007)
Equity in net income/(loss) of unconsolidated subsidiaries	(362)	—	18,500	—	18,138
Earnings in investments in subsidiaries	60,952	—	—	(60,952)	—
Income/(loss) before taxes	32,507	26,774	29,817	(60,952)	28,146
Income taxes	3,813	(3,140)	(1,417)	—	(744)
Net income attributable to noncontrolling interests	—	—	(196)	—	(196)
Net income/(loss) attributable to Darling	$28,694	$29,914	$31,038	$(60,952)	$28,694

Condensed Consolidated Statements of Operations
For the nine months ended October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$367,811	$994,028	$1,297,393	$(148,394)	$2,510,838
Cost and expenses:
Cost of sales and operating expenses	288,976	796,001	1,010,592	(148,394)	1,947,175
Selling, general and administrative expenses	100,449	38,018	95,668	—	234,135
Acquisition costs	—	—	401	—	401
Depreciation and amortization	30,459	75,723	106,258	—	212,440
Total costs and expenses	419,884	909,742	1,212,919	(148,394)	2,394,151
Operating income/(loss)	(52,073)	84,286	84,474	—	116,687

Interest expense	(46,242)	13,391	(38,897)	—	(71,748)
Foreign currency gains/(losses)	32	36	(2,309)	—	(2,241)
Other income/(expense), net	(10,429)	380	4,364	—	(5,685)
Equity in net income/(loss) of unconsolidated subsidiaries	(814)	—	38,447	—	37,633
Earnings in investments in subsidiaries	157,943	—	—	(157,943)	—
Income/(loss) before taxes	48,417	98,093	86,079	(157,943)	74,646
Income taxes (benefit)	(13,355)	11,961	10,496	—	9,102
Net income attributable to noncontrolling interests	—	—	(3,772)	—	(3,772)
Net income/(loss) attributable to Darling	$61,772	$86,132	$71,811	$(157,943)	$61,772

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$8,684	$15,363	$12,447	$(27,810)	$8,684
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	46,211	—	46,211
Pension adjustments	641	—	118	—	759
Natural gas swap derivative adjustments	22	—	—	—	22
Corn option derivative adjustments	850	—	—	—	850
Total other comprehensive income/(loss), net of tax	1,513	—	46,329	—	47,842
Total comprehensive income/(loss)	10,197	15,363	58,776	(27,810)	56,526
Total comprehensive loss attributable to noncontrolling interest	—	—	109	—	109
Total comprehensive income/(loss) attributable to Darling	$10,197	$15,363	$58,667	$(27,810)	$56,417

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the nine months ended September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$26,410	$57,274	$35,367	$(92,641)	$26,410
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	—	—	111,002	—	111,002
Pension adjustments	1,923	—	355	—	2,278
Natural gas swap derivative adjustments	22	—	—	—	22
Corn option derivative adjustments	(1,121)	—	—	—	(1,121)
Total other comprehensive income, net of tax	824	—	111,357	—	112,181
Total comprehensive income/(loss)	27,234	57,274	146,724	(92,641)	138,591
Total comprehensive loss attributable to noncontrolling interest	—	—	(62)	—	(62)
Total comprehensive income/(loss) attributable to Darling	$27,234	$57,274	$146,786	$(92,641)	$138,653

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$28,890	$29,914	$31,038	$(60,952)	$28,890
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(5,839)	—	(5,839)
Pension adjustments	659	—	68	—	727
Corn option derivative adjustments	734	—	—	—	734
Total other comprehensive income/(loss), net of tax	1,393	—	(5,771)	—	(4,378)
Total comprehensive income/(loss)	30,283	29,914	25,267	(60,952)	24,512
Total comprehensive income attributable to noncontrolling interest	—	—	(94)	—	(94)
Total comprehensive income/(loss) attributable to Darling	$30,283	$29,914	$25,361	$(60,952)	$24,606

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the nine months ended October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$65,544	$86,132	$71,811	$(157,943)	$65,544
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	43,684	—	43,684
Pension adjustments	1,975	(75)	204	—	2,104
Corn option derivative adjustments	1,255	—	—	—	1,255
Total other comprehensive income, net of tax	3,230	(75)	43,888	—	47,043
Total comprehensive income/(loss)	68,774	86,057	115,699	(157,943)	112,587
Total comprehensive income attributable to noncontrolling interest	—	—	1,211	—	1,211
Total comprehensive income/(loss) attributable to Darling	$68,774	$86,057	$114,488	$(157,943)	$111,376

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$26,410	$57,274	$35,367	$(92,641)	$26,410
Earnings in investments in subsidiaries	(92,641)	—	—	92,641	—
Other operating cash flows	188,304	(59,113)	113,181	—	242,372
Net cash provided by operating activities	122,073	(1,839)	148,548	—	268,782

Cash flows from investing activities:
Capital expenditures	(63,746)	(57,388)	(75,312)	—	(196,446)
Acquisitions	—	(12,144)	—	—	(12,144)
Investment in subsidiaries and affiliates	(4,750)	—	—	—	(4,750)
Note receivable from affiliates	—	67,000	(67,000)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,309	1,311	1,333	—	4,953
Proceeds from insurance settlements	—	—	3,301	—	3,301
Payments related to routes and other intangibles	(5,635)	—	—	—	(5,635)
Net cash used in investing activities	(71,822)	(1,221)	(137,678)	—	(210,721)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	24,069	—	24,069
Payments on long-term debt	(47,182)	—	(47,068)	—	(94,250)
Borrowings from revolving facilities	142,000	—	—	—	142,000
Payments on revolving facilities	(142,000)	—	(5,327)	—	(147,327)
Net cash overdraft financing	—	—	2,590	—	2,590
Deferred loan costs	(1,177)	—	—	—	(1,177)
Issuances of common stock	22	—	—	—	22
Minimum withholding taxes paid on stock awards	(2,126)	—	(14)	—	(2,140)
Acquisition of noncontrolling interest	—	—	(429)	—	(429)
Distributions to noncontrolling interests	—	—	(2,513)	—	(2,513)
Net cash used in financing activities	(50,463)	—	(28,692)	—	(79,155)

Effect of exchange rate changes on cash	—	—	16,676	—	16,676

Net increase/(decrease) in cash and cash equivalents	(212)	(3,060)	(1,146)	—	(4,418)
Cash and cash equivalents at beginning of year	1,470	5,754	107,340	—	114,564
Cash and cash equivalents at end of year	$1,258	$2,694	$106,194	$—	$110,146

Condensed Consolidated Statements of Cash Flows
For the nine months ended October 1, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$65,544	$86,132	$71,811	$(157,943)	$65,544
Earnings in investments in subsidiaries	(157,943)	—	—	157,943	—
Other operating cash flows	215,375	(74,110)	73,753	—	215,018
Net cash provided by operating activities	122,976	12,022	145,564	—	280,562

Cash flows from investing activities:
Capital expenditures	(33,431)	(68,145)	(66,648)	—	(168,224)
Acquisitions	—	—	(8,511)	—	(8,511)
Note receivable from affiliates	—	53,056	(53,056)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,375	816	1,301	—	4,492
Proceeds from insurance settlements	—	—	1,537	—	1,537
Net cash used in investing activities	(31,056)	(14,273)	(125,377)	—	(170,706)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	28,765	—	28,765
Payments on long-term debt	(87,411)	—	(40,953)	—	(128,364)
Borrowings from revolving credit facility	83,000	—	—	—	83,000
Payments on revolving credit facility	(83,000)	—	(10,028)	—	(93,028)
Issuances of common stock	143	—	—	—	143
Repurchase of treasury stock	(5,000)	—	—	—	(5,000)
Minimum withholding taxes paid on stock awards	(1,718)	—	(125)	—	(1,843)
Distributions to noncontolling interests	—	—	(885)	—	(885)
Net cash used in financing activities	(93,986)	—	(23,226)	—	(117,212)

Effect of exchange rate changes on cash	—	—	(943)	—	(943)

Net increase/(decrease) in cash and cash equivalents	(2,066)	(2,251)	(3,982)	—	(8,299)
Cash and cash equivalents at beginning of year	3,443	3,993	149,448	—	156,884
Cash and cash equivalents at end of year	$1,377	$1,742	$145,466	$—	$148,585

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America; (ii) the conversion of organic sludge and food waste into biogas in Europe; (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications; (iv) the processing of manure into natural bio-phosphate in Europe; and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 7 to the Company's Consolidated Financial Statement for the period ended September 30, 2017 included herein.

Corporate activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Business and Regulatory Developments

Various strains of highly pathogenic avian influenza (or “Bird Flu”) continue to be reported in wild fowl and commercial poultry flocks across Europe, the Middle East, parts of Asia and in North America. New confirmed outbreaks of Bird Flu have been confirmed in commercial poultry flocks in Asia, Africa and Italy since August 1, 2017 but not in North America or other parts of Europe. On May 2, 2017, the first new cases of porcine epidemic diarrhea virus (“PEDV”) since September 2016 were reported on hog farms in Manitoba, Canada. The disease had spread to 89 commercial hog operations by October 12, 2017. On July 18, 2017, an eleven-year-old cow on an Alabama farm was confirmed positive with atypical bovine spongiform encephalopathy, which is commonly referred to as “mad cow” disease (“BSE”). This was the first such case since 2012 and the fifth case of BSE reported in the U.S. The last four cases were all the atypical form. Confirmation of atypical BSE will not affect the “negligible BSE risk” status of a country because the World Organization for Animal Health (“OIE”) recognizes that atypical BSE can occur spontaneously in older cattle. For a more detailed discussion of these and other factors that can impact the Company’s business and results of operations, see the Risk Factors discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended October 1, 2016

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2017, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2017, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2016 are as follows:

	Avg. Price 3rd Quarter 2017	Avg. Price 3rd Quarter 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 292.83/ton	$ 325.56/ton	$ (32.73)/ton	(10.1)%
Feed Grade PM (Mid-South)	$ 285.14/ton	$ 364.37/ton	$ (79.23)/ton	(21.7)%
Pet Food PM (Mid-South)	$ 577.02/ton	$ 593.47/ton	$ (16.45)/ton	(2.8)%
Feather meal (Mid-South)	$ 408.82/ton	$ 432.57/ton	$ (23.75)/ton	(5.5)%
BFT (Chicago)	$ 35.36/cwt	$ 28.59/cwt	$ 6.77/cwt	23.7%
YG (Illinois)	$ 27.20/cwt	$ 24.01/cwt	$ 3.19/cwt	13.3%
Corn (Illinois)	$ 3.56/bushel	$ 3.42/bushel	$ 0.14/bushel	4.1%
Reuters:
Palm Oil (CIF Rotterdam)	$ 687.00/MT	$ 705.00/MT	$ (18.00)/MT	(2.6)%
Soy meal (CIF Rotterdam)	$ 337.00/MT	$ 403.00/MT	$ (66.00)/MT	(16.4)%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2017, compared to the average Jacobsen and Reuters prices for the second quarter of fiscal 2017.

	Avg. Price 3rd Quarter 2017	Avg. Price 2nd Quarter 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 292.83/ton	$ 251.91/ton	$ 40.92/ton	16.2%
Feed Grade PM (Mid-South)	$ 285.14/ton	$ 284.90/ton	$ 0.24/ton	0.1%
Pet Food PM (Mid-South)	$ 577.02/ton	$ 688.91/ton	$ (111.89)/ton	(16.2)%
Feather meal (Mid-South)	$ 408.82/ton	$ 390.14/ton	$ 18.68/ton	4.8%
BFT (Chicago)	$ 35.36/cwt	$ 33.61/cwt	$ 1.75/cwt	5.2%
YG (Illinois)	$ 27.20/cwt	$ 25.64/cwt	$ 1.56/cwt	6.1%
Corn (Illinois)	$ 3.56/bushel	$ 3.73/bushel	$ (0.17)/bushel	(4.6)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 687.00/MT	$ 690.00/MT	$ (3.00)/MT	(0.4)%
Soy meal (CIF Rotterdam)	$ 337.00/MT	$ 341.00/MT	$ (4.00)/MT	(1.2)%

Segment Results

Segment operating income for the three months ended September 30, 2017 was $33.3 million, which reflects a decrease of $2.2 million or (6.2)% as compared to the three months ended October 1, 2016.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 30, 2017
Net Sales	$575,543	$300,282	$61,856	$—	$937,681
Cost of sales and operating expenses	449,608	240,160	54,260	—	744,028
Gross Margin	125,935	60,122	7,596	—	193,653

Gross Margin %	21.9%	20.0%	12.3%	—%	20.7%

Selling, general and administrative expense	45,471	25,633	(461)	12,498	83,141
Depreciation and amortization	46,860	19,506	7,912	2,924	77,202
Segment operating income/(loss)	33,604	14,983	145	(15,422)	33,310

Equity in net income of unconsolidated subsidiaries	523	—	7,180	—	7,703
Segment income/(loss)	34,127	14,983	7,325	(15,422)	41,013

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 1, 2016
Net Sales	$531,413	$261,997	$60,446	$—	$853,856
Cost of sales and operating expenses	413,602	211,318	46,247	—	671,167
Gross Margin	117,811	50,679	14,199	—	182,689

Gross Margin %	22.2%	19.3%	23.5%	—%	21.4%

Selling, general and administrative expense	38,943	25,352	1,332	10,881	76,508
Depreciation and amortization	43,614	17,383	6,896	2,760	70,653
Segment operating income/(loss)	35,254	7,944	5,971	(13,641)	35,528

Equity in net income of unconsolidated subsidiaries	(36)	—	18,174	—	18,138
Segment income/(loss)	35,218	7,944	24,145	(13,641)	53,666

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended September 30, 2017, the raw material processed by the Company's Feed Ingredients segment totaled 2.04 million metric tons. Compared to the three months ended October 1, 2016 overall raw material volume processed in the Feed Ingredients segment increased approximately 3.8%.

Sales. During the three months ended September 30, 2017 net sales for the Feed Ingredients segment were $575.5 million as compared to $531.4 million during the three months ended October 1, 2016, an increase of approximately $44.1 million or 8.3%. Net sales for fats were approximately $166.0 million and $145.3 million for the three months ended September 30, 2017 and October 1, 2016, respectively. Protein net sales were approximately $218.8 million and $205.4 million for the three months ended September 30, 2017 and October 1, 2016, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $68.7 million and $63.0 million for the three months ended September 30, 2017 and October 1, 2016, respectively. Total rendering net sales were approximately $453.5 million and $413.7 million for the three months ended September 30, 2017 and October 1, 2016, respectively. Used cooking oil net sales were approximately $46.6 million and $41.4 million for the three months ended September 30, 2017 and October 1, 2016, respectively. Bakery net sales were approximately $51.9 million and $53.8 million for the three months ended September 30, 2017 and October 1, 2016, respectively, and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $23.5 million and $22.5 million for the three months ended September 30, 2017 and October 1, 2016, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended October 1, 2016	$145.3	$205.4	$63.0	$413.7	$41.4	$53.8	$22.5	$531.4
Increase/(decrease) in sales volumes	8.1	7.5	—	15.6	0.5	(2.7)	—	13.4
Increase/(decrease) in finished product prices	10.6	1.3	—	11.9	4.6	0.8	—	17.3
Increase/(decrease) due to currency exchange rates	2.0	4.6	2.2	8.8	0.1	—	—	8.9
Other change	—	—	3.5	3.5	—	—	1.0	4.5
Total change	20.7	13.4	5.7	39.8	5.2	(1.9)	1.0	44.1
Net sales three months ended September 30, 2017	$166.0	$218.8	$68.7	$453.5	$46.6	$51.9	$23.5	$575.5

Margins. In the Feed Ingredients segment for the three months ended September 30, 2017, the gross margin percentage decreased slightly to 21.9% as compared to 22.2% for the same period of fiscal 2016.

Segment operating income. Feed Ingredients operating income for the three months ended September 30, 2017 was $33.6 million, a decrease of $1.7 million or (4.8)% as compared to the three months ended October 1, 2016. Segment operating income was down in the three months ended September 30, 2017 as compared to the same period in fiscal 2016 due to higher payroll related benefits and higher depreciation from new plant locations that were not operating in the three months ended October 1, 2016 that more than offset increased raw material volumes and increased finished fat product prices.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended September 30, 2017, the raw material processed by the Company's Food Ingredients segment totaled 285,000 metric tons. As compared to the three months ended October 1, 2016, overall raw material volume processed in the Food Ingredients segment increased by approximately 9.2%.

Sales. Overall sales increased in the Food Ingredients segment as a result of higher gelatin, edible fat and casing sales volumes.

Margins. In the Food Ingredients segment for the three months ended September 30, 2017, the gross margin percentage increased to 20.0% as compared to 19.3% during the comparable period of fiscal 2016. The increase was due to improved performances in the China, South American and North American markets for gelatin and increased supply volumes and prices for edible fats.

Segment operating income. Food Ingredients operating income was $15.0 million for the three months ended September 30, 2017, an increase of $7.1 million or 89.9% as compared to the three months ended October 1, 2016. The earnings in the gelatin business were up as compared to the prior year primarily due to improved performance in the Company's China, North American and South American markets. The Company's edible fat markets improved due to increased volumes and fat prices. The casings business delivered an improved performance due to higher supply volumes and higher demand for casings.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended September 30, 2017, the raw material processed by the Company's Fuel Ingredients segment totaled 284,000 metric tons. As compared to the three months ended October 1, 2016 overall raw material volume processed in the Fuel Ingredients segment decreased by approximately (2.2)%.

Sales. Overall sales increased in the Fuel Ingredients segment due to generally higher fat prices going to biofuels in the three months ended September 30, 2017 as compared to the same period in fiscal 2016.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended September 30, 2017, the gross margin percentage decreased to 12.3% as compared to 23.5% for the comparable period of fiscal 2016. This was primarily due to the lack of blenders tax credits in North America for the three months ended September 30, 2017 as compared to the same period in fiscal 2016 and lower supply volumes and curtailed operations at Ecoson to address current regulatory requirements.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment income for the three months ended September 30, 2017 was $0.1 million, a decrease of $5.9 million or (98.3)% as compared to the same period in fiscal 2016. For the three months ended September 30, 2017, the North American region results did not include the blenders tax credit, while fiscal 2016 included the blenders tax credit. Higher earnings in Rendac due to increased supply volumes for the three months ended September 30, 2017 were offset by decreased earnings in Ecoson due to lower supply volumes and curtailed operations at Ecoson to address current regulatory requirements as compared to the same period in the prior year. In addition, selling, general and administrative costs were improved for the three months ended September 30, 2017, mainly due to business interruption insurance of approximately $5.1 million related to a fire incident at a Rendac operation during the period.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended September 30, 2017 was $7.3 million, as compared to segment income of $24.1 million in the same period of 2016. The decrease of $16.8 million was primarily related to the lack of blenders tax credits for the three months ended September 30, 2017 as compared to the same period in fiscal 2016.

Foreign Currency

During the third quarter of fiscal 2017, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2016. Using actual results for three months ended September 30, 2017 and using the prior year's average currency rate for the three months ended October 1, 2016, foreign currency translation would result in a decrease in operating income of approximately $3.6 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended October 1, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.77 as compared to the average rate for the three months ended September 30, 2017 of €1.00:USD$1.18 and CAD$1.00:USD$0.80, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.5 million during the three months ended September 30, 2017, compared to $10.9 million during the three months ended October 1, 2016, an increase of $1.6 million. The increase was primarily due to higher corporate payroll related benefits as compared to the three months ended October 1, 2016.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $0.1 million to $2.9 million during the three months ended September 30, 2017, as compared to $2.8 million during the three months ended October 2, 2016.  The increase was due to additions to the Company's corporate assets in the third quarter of fiscal 2017 as compared to fiscal 2016.

Interest Expense. Interest expense was $22.5 million during the three months ended September 30, 2017, compared to $23.9 million during the three months ended October 1, 2016, a decrease of $1.4 million. The decrease was primarily due to lower debt balances for the Company as compared to the same period in fiscal 2016.

Foreign Currency Gains/(Losses).  Foreign currency losses were $2.1 million during the three months ended September 30, 2017, as compared to no loss for the three months ended October 1, 2016. The increase in currency losses was primarily due to losses on non-designated foreign exchange hedge contracts as compared to the same period in fiscal 2016.

Other Income/Expense. Other expense was $1.4 million in the three months ended September 30, 2017, compared to $2.0 million in the three months ended October 1, 2016.  The decrease in other expense in the three months ended September 30, 2017 as compared to the same period in fiscal 2016 was primarily due to corn hedge ineffectiveness gains on the Company's cash flow hedges and an increase in interest income that more than offset a legal settlement charge.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the three months ended September 30, 2017. The net income for the three months ended September 30, 2017 was $7.7 million compared to $18.1 million for the three months ended October 1, 2016. The $10.4 million decrease was primarily due to not recording the blenders tax credits in fiscal 2017 as compared to blenders tax credits recorded at the DGD Joint Venture in the third quarter of fiscal 2016.

Income Taxes. The Company recorded income tax expense of $6.3 million for the three months ended September 30, 2017, compared to $0.7 million of income tax benefit recorded in the three months ended October 1, 2016, an increase of $7.0 million. The increase in tax expense is primarily due to the expiration of the biofuel tax incentives. The quarterly income tax expense is based on the Company’s estimate of its expected tax rate for the full year and any discrete items recognized during the period. The quarterly income tax expense for the three months ended September 30, 2017 and October 1, 2016 is calculated as the difference in the income tax provision for the nine months ended September 30, 2017 and October 1, 2016 and the income tax provision for the six months ended July 1, 2017 and July 2, 2016, respectively.

The effective tax rate for the three months ended September 30, 2017 was 42.0%. The effective tax rate for the three months ended September 30, 2017 differs from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit and discrete items.

The effective tax rate for the three months ended October 1, 2016 was (2.6)%. The effective tax rate for the three months ended October 1, 2016 differed from the statutory rate of 35% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) Subpart F income and losses that provided no tax benefit. In addition, the effective tax rate for the three months ended October

1, 2016 was impacted due to changes in the relative proportion of pre-tax income and losses by jurisdiction used in determining the Company’s estimated annual effective tax rate for the 2016 fiscal year.

The Company's effective tax rate excluding discrete items is 49% for the three months ended September 30, 2017, compared to (1.1)% for the three months ended October 1, 2016, an increase of 501 basis points primarily due to the expiration of the biofuel tax incentive and losses that provided no tax benefit.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at September 30, 2017.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Third Quarter 2017 As Compared to Third Quarter 2016

	Three Months Ended
(dollars in thousands)	September 30, 2017	October 1, 2016
Net income/(loss) attributable to Darling	$7,761	$28,694
Depreciation and amortization	77,202	70,653
Interest expense	22,531	23,867
Income tax expense/(benefit)	6,296	(744)
Foreign currency loss/(gain)	2,055	(354)
Other expense/(income), net	1,447	2,007
Equity in net (income)/loss of unconsolidated subsidiaries	(7,703)	(18,138)
Net income attributable to non-controlling interests	923	196
Adjusted EBITDA	$110,512	$106,181

Foreign currency exchange impact (1)	(3,574)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$106,938	$106,181

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$10,570	$22,543

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended September 30, 2017 of €1.00:USD$1.18 and CAD$1.00:USD$0.80 as compared to the average rate for the three months ended October 1, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.77, respectively.

For the three months ended September 30, 2017, the Company generated Adjusted EBITDA of $110.5 million, as compared to $106.2 million in the same period in fiscal 2016. The increase was primarily attributable to higher earnings in the Food Ingredients segment in fiscal 2017 as compared to the same period in fiscal 2016.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $106.9 million in the three months ended September 30, 2017, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $106.2 million in the same period in fiscal 2016.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 7 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended October 1, 2016

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency

•	Corporate activities

•	Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first nine months of fiscal 2017, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2017, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2016 are as follows:

	Avg. Price First Nine Months 2017	Avg. Price First Nine Months 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 271.81/ton	$ 291.60/ton	$ (19.79)/ton	(6.8)%
Feed Grade PM (Mid-South)	$ 285.82/ton	$ 306.35/ton	$ (20.53)/ton	(6.7)%
Pet Food PM (Mid-South)	$ 633.94/ton	$ 552.53/ton	$ 81.41/ton	14.7%
Feather meal (Mid-South)	$ 407.30/ton	$ 356.23/ton	$ 51.07/ton	14.3%
BFT (Chicago)	$ 33.44/cwt	$ 29.41/cwt	$ 4.03/cwt	13.7%
YG (Illinois)	$ 25.54/cwt	$ 24.01/cwt	$ 1.53/cwt	6.4%
Corn (Illinois)	$ 3.66/bushel	$ 3.74/bushel	$ (0.08)/bushel	(2.1)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 714.00/MT	$ 680.00/MT	$ 34.00/MT	5.0%
Soy meal (CIF Rotterdam)	$ 349.00/MT	$ 380.00/MT	$ (31.00)/MT	(8.2)%

Segment Results

Segment operating income for the nine months ended September 30, 2017 was $101.8 million, which reflects a decrease of $14.9 million or (12.8)% as compared to the nine months ended October 1, 2016. Adjusting the segment operating income for the nine months ended October 1, 2016 to reflect the net change due to the acquisition and integration costs, operating income would have been $117.1 million in the nine months ended October 1, 2016.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 30, 2017
Net Sales	$1,677,286	$847,897	$188,918	$—	$2,714,101
Cost of sales and operating expenses	1,304,454	674,991	154,974	—	2,134,419
Gross Margin	372,832	172,906	33,944	—	579,682

Gross Margin %	22.2%	20.4%	18.0%	—%	21.4%

Selling, general and administrative expense	134,444	77,480	5,732	38,933	256,589
Depreciation and amortization	134,933	55,291	22,472	8,610	221,306
Segment operating income/(loss)	103,455	40,135	5,740	(47,543)	101,787

Equity in net income of unconsolidated subsidiaries	763	—	15,906	—	16,669
Segment income/(loss)	104,218	40,135	21,646	(47,543)	118,456

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 1, 2016
Net Sales	$1,550,539	$782,014	$178,285	$—	$2,510,838
Cost of sales and operating expenses	1,202,404	611,151	133,620	—	1,947,175
Gross Margin	348,135	170,863	44,665	—	563,663

Gross Margin %	22.5%	21.8%	25.1%	—%	22.4%

Selling, general and administrative expense	127,513	69,566	4,986	32,070	234,135
Acquisition and integration costs	—	—	—	401	401
Depreciation and amortization	130,110	51,823	20,999	9,508	212,440
Segment operating income/(loss)	90,512	49,474	18,680	(41,979)	116,687

Equity in net income of unconsolidated subsidiaries	290	—	37,343	—	37,633
Segment income/(loss)	90,802	49,474	56,023	(41,979)	154,320

Feed Ingredients Segment

Raw material volume. Overall, in the nine months ended September 30, 2017, the raw material processed by the Company's Feed Ingredients segment totaled 6.11 million metric tons. Compared to the nine months ended October 1, 2016 overall raw material volume processed in the Feed Ingredients segment increased approximately 10.4%.

Sales. During the nine months ended September 30, 2017 net sales for the Feed Ingredients segment were $1,677.3 million as compared to $1,550.5 million during the nine months ended October 1, 2016, an increase of approximately $126.8 million or 8.2%. Net sales for fats were approximately $484.4 million and $423.5 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. Protein net sales were approximately $612.7 million and $576.5 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $215.8 million and $200.0 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. Total rendering net sales were approximately $1,312.9 million and $1,200.0 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. Used cooking oil net sales were approximately $136.1 million and $117.4 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. Bakery net sales were approximately $159.5 million and $164.7 million for the nine months ended September 30, 2017 and October 1, 2016, respectively, and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $68.8 million and $68.4 million for the nine months ended September 30, 2017 and October 1, 2016, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales nine months ended October 1, 2016	$423.5	$576.5	$200.0	$1,200.0	$117.4	$164.7	$68.4	$1,550.5
Increase/(decrease) in sales volumes	28.1	26.0	—	54.1	(0.3)	(4.2)	—	49.6
Increase/(decrease) in finished product prices	32.7	9.8	—	42.5	18.9	(1.0)	—	60.4
Increase/(decrease) due to currency exchange rates	0.1	0.4	(0.7)	(0.2)	0.1	—	—	(0.1)
Other change	—	—	16.5	16.5	—	—	0.4	16.9
Total change	60.9	36.2	15.8	112.9	18.7	(5.2)	0.4	126.8
Net sales nine months ended September 30, 2017	$484.4	$612.7	$215.8	$1,312.9	$136.1	$159.5	$68.8	$1,677.3

Margins. In the Feed Ingredients segment for the nine months ended September 30, 2017, the gross margin percentage decreased slightly to 22.2% as compared to 22.5%.

Segment operating income. Feed Ingredients operating income for the nine months ended September 30, 2017 was $103.5 million, an increase of $13.0 million or 14.4% as compared to the nine months ended October 1, 2016. Earnings for the Feed Ingredients segment were higher due to an overall increase in sales volumes, finished product prices and higher raw material volumes as compared to the same period in fiscal 2016.

Food Ingredients Segment

Raw material volume. Overall, for the nine months ended September 30, 2017, the raw material processed by the Company's Food Ingredients segment totaled 836,000 metric tons. As compared to the nine months ended October 1, 2016, overall raw material volume processed in the Food Ingredients segment increased by approximately 9.9%.

Sales. Overall sales increased in the Food Ingredients segment as a result of higher sales volumes in both the gelatin and casing businesses.

Margins. In the Food Ingredients segment for the nine months ended September 30, 2017, the gross margin percentage decreased to 20.4% as compared to 21.8% during the comparable period of fiscal 2016. The decrease was primarily the result of operational inefficiencies and macroeconomic factors in the South American gelatin market.

Segment operating income. Food Ingredients operating income was $40.1 million for the nine months ended September 30, 2017, a decrease of $9.4 million or (19.0)% as compared to the nine months ended October 1, 2016. The earnings in the gelatin business were down as compared to the prior year primarily due to lower earnings in the Company's South American gelatin business due to margin compression influenced by operating inefficiencies and macroeconomic factors. The casings business delivered improved performance due to overall high demand that slightly offset lower earnings in the gelatin business. Additionally, selling, general and administrative expense in the Food Ingredients segment increased approximately $5.1 million primarily due to a reduction of currency hedge gains in the nine months ended September 30, 2017 as compared to the same period in fiscal 2016.

Fuel Ingredients Segment

Raw material volume. Overall, in the nine months ended September 30, 2017, the raw material processed by the Company's Fuel Ingredients segment totaled 872,000 metric tons. As compared to the nine months ended October 1, 2016 overall raw material volume processed in the Fuel Ingredients segment increased by approximately 2.4%.

Sales. Overall sales increased in the Fuel Ingredients segment due to generally higher fat prices going into the biofuels market for the first nine months ended September 30, 2017 as compared to the same period in fiscal 2016.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the nine months ended September 30, 2017, the gross margin percentage decreased to 18.0% as compared to 25.1% for the comparable period of fiscal 2016. This was primarily due to the lack of the blenders tax credits in North America for the nine months ended September 30, 2017 as compared to the same period in fiscal 2016 and curtailed operations at Ecoson to address current regulatory requirements.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment income for the nine months ended September 30, 2017 was $5.7 million, a decrease of $13.0 million or (69.5)% as compared to the same period in fiscal 2016. The decrease for the nine months ended September 30, 2017 is primarily a result of the North American region results not including the blenders tax credit and curtailed operations at Ecoson to address current regulatory requirements, while fiscal 2016 included blenders tax credit.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the nine months ended September 30, 2017 was $21.6 million, as compared to segment income of $56.0 million in the same period of 2016. The decrease of $34.4 million was primarily related to the lack of blenders tax credits in North America for the nine months ended September 30, 2017 as compared to the same period in fiscal 2016.

Foreign Currency

During the first nine months of fiscal 2017, the euro weakened against the U.S. dollar and the Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2016. Using actual results for the nine months ended September 30, 2017 and using the prior year's average currency rate for the nine months ended October 1, 2016, this foreign currency translation would result in an increase in operating income of approximately $0.2 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the nine months ended October 1, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.76 as compared to the average rate for the nine months ended September 30, 2017 of €1.00:USD$1.11 and CAD$1.00:USD$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $38.9 million during the nine months ended September 30, 2017, compared to $32.1 million during the nine months ended October 1, 2016, an increase of $6.8 million. The increase was primarily due to higher corporate related benefits as compared to the nine months ended October 1, 2016.

Acquisition and Integration Costs.  There were no acquisition and integration costs during the nine months ended September 30, 2017, as compared to $0.4 million in the nine months ended October 1, 2016.

Depreciation and Amortization.  Depreciation and amortization charges decreased $0.9 million to $8.6 million during the nine months ended September 30, 2017, as compared to $9.5 million during the nine months ended October 1, 2016.  The decrease was due to certain of the Company's corporate assets becoming fully depreciated as compared to the same period in fiscal 2016.

Interest Expense. Interest expense was $66.7 million during the nine months ended September 30, 2017, compared to $71.7 million during the nine months ended October 1, 2016, a decrease of $5.0 million. The decrease was primarily due to lower debt balances for the Company as compared to the same period in fiscal 2016.

Foreign Currency Gains/(Losses).  Foreign currency losses were $4.4 million during the nine months ended September 30, 2017, as compared to foreign currency losses of approximately $2.2 million for the nine months ended October 1, 2016. The increase in currency losses was primarily due to losses on non-designated foreign exchange hedge contracts as compared to the same period in fiscal 2016.

Other Income/Expense. Other expense was $5.1 million in the nine months ended September 30, 2017, compared to $5.7 million and October 1, 2016.  The decrease in other expense in the nine months ended September 30, 2017 as compared to the same period in fiscal 2016 was primarily due to a decrease in bank service charges and an increase in interest income that more than offset a legal settlement charge.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the nine months ended September 30, 2017. The net income for the nine months ended September 30, 2017 was $16.7 million compared to $37.6 million for the nine months ended October 1, 2016. The $20.9 million decrease was primarily due to not recording the North American blenders tax credits in fiscal 2017 as compared to blenders tax credits recorded at the DGD Joint Venture in the same period in fiscal 2016.

Income Taxes. The Company recorded income tax expense of $15.9 million for the nine months ended September 30, 2017, compared to $9.1 million of income tax expense recorded in the nine months ended October 1, 2016, an increase of $6.8 million. The increase in tax expense is primarily due to the expiration of the biofuel tax incentives.

The effective tax rate for the nine months ended September 30, 2017 was 37.5%. The effective tax rate for the nine months ended September 30, 2017 differed from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit and discrete items including the favorable settlement of an audit.

The effective tax rate for the nine months ended October 1, 2016 was 12.2%. The effective tax rate for the nine months ended October 1, 2016 differed from the statutory rate of 35% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income and losses that provided no tax benefit.

The Company's effective tax rate excluding discrete items is 47.5% for the nine months ended September 30, 2017, compared to 12.8% for the nine months ended October 1, 2016, an increase of 347 basis points primarily due to the expiration of the biofuel tax incentive and losses that provided no tax benefit.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see "Results of Operations - Three Months Ended September 30, 2017 Compared to Three Months Ended October 1, 2016 - Non-U.S. GAAP Measures."

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Nine Months of Fiscal 2017 As Compared to First Nine Months of Fiscal 2016

	Nine Months Ended
(dollars in thousands)	September 30, 2017	October 1, 2016
Net income/(loss) attributable to Darling	$22,739	$61,772
Depreciation and amortization	221,306	212,440
Interest expense	66,657	71,748
Income tax expense/(benefit)	15,856	9,102
Foreign currency loss/(gain)	4,430	2,241
Other expense/(income), net	5,103	5,685
Equity in net (income)/loss of unconsolidated subsidiaries	(16,669)	(37,633)
Net income attributable to non-controlling interests	3,671	3,772
Adjusted EBITDA	$323,093	$329,127

Acquisition and integration-related expenses	—	401
Pro forma Adjusted EBITDA (Non-GAAP)	$323,093	$329,528

Foreign currency exchange impact (1)	231	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$323,324	$329,528

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$28,013	$50,503

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the nine months ended September 30, 2017 of €1.00:USD$1.11 and CAD$1.00:USD$0.77 as compared to the average rate for the nine months ended October 1, 2016 of €1.00:USD$1.12 and CAD$1.00:USD$0.76, respectively.

For the nine months ended September 30, 2017, the Company generated Adjusted EBITDA of $323.1 million, as compared to $329.1 million in the same period in fiscal 2016. The decrease was primarily attributable to lower earnings in the Food Ingredients and Fuel Ingredients segment.

On a Pro forma Adjusted EBITDA (Non-GAAP) basis, the Company would have generated $323.1 million in the nine months ended September 30, 2017, as compared to a Pro forma Adjusted EBITDA (Non-GAAP) of $329.5 million in the same period in fiscal 2016.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company would have generated $323.3 million in the nine months ended September 30, 2017, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $329.5 million in the same period in fiscal 2016.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 7 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at September 30, 2017. On September 30, 2017, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(6,655)
Carrying value of 5.375% Notes due 2022	$493,345

4.75 % Notes due 2022 - Denominated in euros	$608,318
Less unamortized deferred loan costs	(8,769)
Carrying value of 4.75% Notes due 2022	$599,549

Amended Credit Agreement:
Term Loan A	$108,053
Less unamortized deferred loan costs	(814)
Carrying value of Term Loan A	107,239

Term Loan B	$537,500
Less unamortized deferred loan costs	(4,874)
Carrying value of Term Loan B	$532,626

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	—
Letters of credit issued	24,017
Availability	$975,983

Other Debt	$19,632

During the first nine months of fiscal 2017, the U.S. dollar weakened as compared to the euro and Canadian dollar. Using the euro and Canadian dollar based debt outstanding at September 30, 2017 and comparing the closing balance sheet rates at September 30, 2017 to those at December 31, 2016, the U.S. dollar debt balances of euro based debt and Canadian based debt increased by approximately $63.6 million and $5.1 million, respectively, at September 30, 2017. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at September 30, 2017 of €1.00:USD$1.18120 and CAD$1.00:USD$0.804386 as compared to the closing balance sheet rate at December 31, 2016 of €1.00:USD$1.05600 and CAD$1.00:USD$0.742094, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling Canada and Darling NL entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective December

16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment extended the maturity date of the term A loans and revolving credit facility loans under the Amended Credit Agreement from September 27, 2018 to December 16, 2021, subject to a 91-day “springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date (January 6, 2021) of the term B loans. For a description of the terms of the Amended Credit Agreement, including the revolving loan, term loan A and term loan B facilities provided thereunder, see Note 8 to the Company's Consolidated Financial Statements included herein.

•
As of September 30, 2017, the Company had unused capacity of $976.0 million under the revolving loan facility, taking into account that the Company had no outstanding borrowings and letters of credit issued of $24.0 million.

•
As of September 30, 2017, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$69.4 million and $156.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments which commenced on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021, subject to a 91-day “springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date (January 6, 2021) of the term B loans.

•
As of September 30, 2017, the Company has borrowed all $1.3 billion under the terms of the term loan B facility and repaid approximately €510.0 million and $62.5 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following January 6, 2014, and continuing until the last day of each quarter period ending immediately prior to January 6, 2021; and one final installment in the amount of the relevant term loan B facility then outstanding, due on January 6, 2021. The term loan B facility will mature on January 6, 2021.

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

The classification of long-term debt in the Company’s September 30, 2017 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

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

As of September 30, 2017, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

Working Capital and Capital Expenditures

On September 30, 2017, the Company had working capital of $416.0 million and its working capital ratio was 1.76 to 1 compared to working capital of $441.5 million and a working capital ratio of 1.98 to 1 on December 31, 2016.  As of September 30, 2017, the Company had unrestricted cash of $110.1 million and funds available under the revolving credit facility of $976.0 million, compared to unrestricted cash of $114.6 million and funds available under the revolving credit facility of $968.1 million at December 31, 2016. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $268.8 million for the first nine months ended September 30, 2017, as compared to net cash provided by operating activities of $280.6 million for the first nine months ended October 1, 2016, a decrease of $11.8 million due primarily to a decrease in net income of approximately $39.1 million and changes in operating assets and liabilities that include an increase in cash provided by income tax refundable/payable of approximately $16.9 million, an increase in accounts payable and accrued expenses of approximately $12.5 million, and a decrease in cash used by inventory and prepaid expense of approximately $19.7 million.  Cash used by investing activities was $210.7 million for the first nine months ended September 30, 2017, compared to $170.7 million for the first nine months ended October 1, 2016, an increase of $40.0 million, primarily due to an increase in capital asset spending, an increase in cash paid for acquisition, an additional investment in a unconsolidated subsidiary and payments for intangibles.  Net cash used by financing activities was $79.2 million for the first nine months ended September 30, 2017, compared to net cash used by financing activities of $117.2 million for the first nine months ended October 1, 2016, a decrease in net cash used by financing activities of $38.0 million, primarily due to an overall decrease in debt and debt related payments in the first nine months ended September 30, 2017 as compared to the first nine months ended October 1, 2016.

Capital expenditures of $196.4 million were made during the first nine months of fiscal 2017, compared to $168.2 million in the first nine months of fiscal 2016, for a net increase of $28.2 million (16.8%). The Company expects to incur additional capital expenditures of approximately $43.0 million for the remainder of fiscal 2017. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $16.0 million and $9.8 million during the first nine months ended September 30, 2017 and October 1, 2016, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2017, the Company has accrued approximately $13.8 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at September 30, 2017.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.0 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.6 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended September 30, 2017 of approximately $0.8 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended September 30, 2017 of approximately $1.8 million.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of September 30, 2017, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $261.6 million included on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. During the nine months ended September 30, 2017, the DGD Joint Venture made dividend distributions to each partner in the amount of $25.0 million.

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

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2017, unless extended by agreement of the parties. As of September 30, 2017, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partners, evaluates its capital structure from time to time, including opportunities to refinance the joint venture.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2017, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2017 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24 month period; however, the Board has subsequently extended the program for an additional 24 month period and reset the amount of the program to $100.0 million. Accordingly, repurchases may occur through August 13, 2019, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and, as of the date of this report, has $100.0 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $89.8 million of commodity products consisting of approximately $27.6 million of finished products, approximately $58.6 million of natural gas and diesel fuel and approximately $3.6 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 30, 2017.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2017, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $41.1 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 30, 2017.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at September 30, 2017 (in thousands):

Other commercial commitments:
Standby letters of credit	$24,017
Foreign bank guarantees	12,209
Total other commercial commitments:	$36,226

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017.

Based on the Company’s annual impairment testing at October 29, 2016, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, the fair value of six of the Company's nine reporting units was less than 30% in excess of its carrying value and one reporting unit (ERS Feed) was approximately 8% in excess of its carrying value, with goodwill of approximately $200.6 million on this reporting unit.  The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company and primarily used the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill. The amount of goodwill allocated to these six reporting units was approximately $770.3 million. The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. As of September 30, 2017, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvement to Accounting for Hedging Activities. This ASU amends Topic 815, Derivatives and Hedging, which is intended to more closely align hedge accounting with companies' risk management strategies and simplify the application of hedge accounting. The guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. The Company will be required to apply the guidance on a cumulative-effect basis with adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this standard.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company has completed its assessment of this ASU to identify any potential changes in the amount and timing of revenue recognition for its current contracts and the expected impact on the Company's business processes, systems and controls. Based on this assessment, the Company has elected to adopt this standard on a modified retrospective basis effective in fiscal 2018. The adoption will not change the timing of revenues as the Company's revenues have been determined to be recognized at a point in time and not over time. The Company has elected not to capitalize contract fulfillment costs as the recovery of such costs are for less than one year's time and are not material to the Company. Additionally, the Company has elected to treat shipping and handling as fulfillment costs and to report sales taxes net, which will result in a reduction of revenue and a reduction of cost of sales for fiscal 2016 of approximately $155.1 million and expects the reduction of revenue and cost of sales in fiscal 2017 to be similar to fiscal 2016 with no impact on overall earnings. The Company is currently reviewing the expanded incremental disclosures and the disaggregation of revenues disclosures as required under ASU No. 2014-09.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At September 30, 2017, the Company had natural gas swap contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, foreign currency forward contracts and soybean meal option contracts that did not qualify and were not designated for hedge accounting.

In the first nine months of fiscal 2017, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its U.S. plants' forecasted natural gas usage into the first quarter of fiscal 2018. As of September 30, 2017, the aggregate fair value of these natural gas contracts was approximately $0.1 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2016 and the first nine months of fiscal 2017, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of September 30, 2017, the aggregate fair value of these corn option contracts was approximately $3.0 million and is included in other current assets and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of September 30, 2017, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	33,790	Euro	9,030	3.49 - 3.99	$10,605
Brazilian real	80,286	U.S. dollar	24,430	3.16 - 3.53	24,430
Brazilian real	953	Mexican peso	5,472	0.17 - 0.18	299
Euro	82,573	U.S. dollar	97,985	1.06 - 1.19	97,985
Euro	7,463	Polish zloty	32,000	4.25 - 4.29	8,815
Euro	4,040	Japanese yen	526,400	128.91 - 132.86	4,772
Euro	60,758	Chinese renminbi	474,901	7.49 - 7.86	71,767
Euro	11,455	Australian dollar	17,200	1.50	13,530
Euro	2,281	British pound	2,000	0.88	2,694
Polish zloty	35,960	Euro	8,383	4.22 - 4.33	9,845
Japanese yen	40,395	U.S. dollar	362	109.66 - 113.02	362
					$245,104

The above foreign currency contracts mature within one year and include hedges on approximately $83.0 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $0.1 million and are included in other current assets and accrued expenses at September 30, 2017.

Additionally, the Company had corn options contracts and forward contracts and soybean meal option contracts that are marked to market because they did not qualify for hedge accounting at September 30, 2017. These contracts have an aggregate fair value of less than $1.2 million and are included in other current assets and accrued expenses at September 30, 2017.

As of September 30, 2017, the Company had forward purchase agreements in place for purchases of approximately $58.6 million of natural gas and diesel fuel and approximately $3.6 million of other commitments in fiscal 2017. As of September 30, 2017, the Company had forward purchase agreements in place for purchases of approximately $27.6 million of finished product in fiscal 2017.

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

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than SOX control changes related to the upgrade of accounting software in North American and at its international operations that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 15 on pages 21 through 22 of this Form 10-Q and is incorporated herein by reference.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and October 1, 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and October 1, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and October 1, 2016; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 7, 2017	By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman and
Chief Executive Officer

Date:	November 7, 2017	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)