Form 10-K
period 2017-12-30
DARLING INGREDIENTS INC.
filed 2018-02-27
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

As of the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $2,558,227,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 164,676,070 shares of common stock, $0.01 par value, outstanding at February 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2018 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2017

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

OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as gelatin, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed and fuel ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments and disposal services for waste solids from the wastewater treatment systems of industrial food processing plants. In fiscal 2017, the Company generated $3.7 billion in revenues and $128.5 million in net income attributable to Darling.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 130 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), meat products for the pet food industry, blood products (plasma and whole blood), gelatin, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. In the United States Darling operates a biodiesel facility and is a partner with Valero Energy Corporation in Diamond Green Diesel, a renewable diesel facility, both of which convert used cooking oils into valuable biofuel products. In Canada, the Company operates under the name Rothsay, which is a leading recycler of animal by-products and producer of biodiesel. Rothsay processes raw materials into finished fat and protein products for use in animal feed, pet food, biodiesel, fertilizer and other ingredients and manufactures biodiesel for domestic and international markets. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec.

Europe, China, Australia and South America

Darling Ingredients International, our subsidiary, is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 63 production facilities across five continents covering all aspects of animal by-product processing through five brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy and fertilizer), Rousselot (gelatin and hydrolyzed collagen) and CTH (natural casings). Darling Ingredients International's specialized portfolio of over 330 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s rendering and specialties business has leading positions across Europe and China with European operations in the Netherlands, Belgium, Germany, Poland and Italy under the Ecoson, Rendac and Sonac brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot is a global leading market provider of gelatin for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

Operating Segments

The Company's business operates within three reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food, (vi) the processing of cattle hides and hog skins in North America and cattle hides in Europe, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (viii) the provision of grease trap services to food service establishments and environmental services to food processors in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins and collagens produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutriceutical, food, pet food, and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 7 to the Company's Consolidated Financial Statement for the period ended December 30, 2017 included herein.

For financial information about our operating segments and geographic areas, refer to Note 20 to the Company's Consolidated Financial Statements for the period ended December 30, 2017 included herein.

Fiscal 2017 Net External Sales

Darling’s net external sales from fiscal 2017 continuing operations by operating segment were as follows (in thousands):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
Net sales:
Feed Ingredients	$2,239,492	61.1%	$2,089,145	61.6%	$2,074,333	61.2%
Food Ingredients	1,156,976	31.6	1,055,725	31.1	1,088,727	32.1
Fuel Ingredients	265,783	7.3	247,058	7.3	228,195	6.7
Total	$3,662,251	100.0%	$3,391,928	100.0%	$3,391,255	100.0%

OPERATIONS

Feed Ingredients Segment

Our Feed Ingredients segment consists principally of (i) our U.S. ingredients business, including our fats and proteins, used cooking oil, trap grease and food residuals collection businesses, the Rothsay ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats and plasma products) and (ii) our bakery residuals business.

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

In North America, we also collect used cooking oil from and service grease traps at restaurants, food service establishments and grocery stores. Used cooking oil is heated, settled, and purified for use as an animal feed additive or is further processed into biodiesel. Products derived from used cooking oil include YG, biodiesel, and Fat for Fuel®, which uses grease as a fuel source for industrial boilers and dryers. Many of our customers operate stores that are part of national chains. Used cooking oil from food service establishments is placed in various sizes and types of containers that we supply. In some instances, these containers are unloaded directly onto our trucks, while in other instances used cooking oil is pumped through a vacuum hose into the truck.  We provide several types of containers, for used cooking oil collection to food service establishments, which are proprietary self-contained collection systems that are housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve. The frequency of all forms of used cooking oil collection is determined by the volume of oil generated by the food service establishment. We either transport trap grease to waste treatment centers or recycle it at our facilities into a host of environmentally safe product streams. We provide our customers with a comprehensive set of solutions to their trap grease disposal needs, including manifests for regulatory compliance, computerized routing for consistent cleaning and comprehensive trap cleaning. The Company also collects non-hazardous liquid and semi-solid waste streams from the food processing industry and reprocesses and recycles these residuals, primarily by permitted land application to enrich soils in accordance with applicable environmental regulations.

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

International Operations

Darling Ingredients International’s ingredients and specialty products businesses are operated under the Sonac name by our Sonac C3 and Sonac Blood business activities. The Sonac ingredients and specialty products businesses of Darling Ingredients International operate similarly to our North American ingredients division. However, the Sonac businesses, with the exception of Sonac C3, further separate raw material streams to add additional value to each stream.

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

Other Products

Our Feed Ingredients segment also includes the Company’s hides businesses and the organic fertilizer business conducted under the Nature Safe® name.

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

Food Ingredients Segment

Our Food Ingredients segment consists principally of (i) the gelatin and collagen hydrolysates business conducted by Darling Ingredients International under the Rousselot name, (ii) the natural casings and meat by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.

Gelatin

Rousselot is a global leading market provider of gelatin and hydrolyzed collagen for the food, nutritional pharmaceutical and technical (e.g., photographic) industries with operations in Europe, China, South America and the United States. Rousselot has a network of 12 production plants and 6 sales locations, covering sales into more than 75 countries. With the Rousselot gelatin business, the Company is part of the growing global gelatin market. Gelatin is a functional ingredient, which means that it has a role in the end product by adding a critical property to it that is largely non-substitutable. Gelatin is used in a large variety of end products, but only small amounts are used in most products. Currently, available substitutes are limited and do not have the broad functionality required for most usages. Rousselot gelatin products have higher sales prices relative to the Company’s other end products, but comprise a minimal portion of the cost of final products in many segments, for example the pharmaceutical end markets. We believe many end customers focus on gelatin quality and consistency, supply reliability, application know-how and regulatory support and are therefore relatively less price sensitive to gelatin products. Rousselot’s profitability is mainly driven by its ability to timely transfer increases in net raw materials costs to its customers in order to realize a relatively stable added value per kilogram of gelatin, in combination with a strong focus on operations excellence and product quality. Rousselot is involved in all four types of gelatin (pigskin, hide, bone and fish). Raw material prices are mainly driven by the availability and quality of raw material, and sales prices are mainly driven by market demand and the expected availability of gelatin supply. As such, securing sufficient raw material positions is key to the business. Rousselot enters into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot markets its hydrolyzed collagen under the “Peptan” brand; this fast-growing specialty ingredient is positioned specifically towards nutritional supplement customers focusing on improved bone, joint and skin health.

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

•
CTH Meat By-Products harvests, purchases and processes hog, sheep and beef meat for customers in the global food and European pet food industries. In the meat by-products market, CTH is a major player with established sales networks in Europe and Asia.

Other Specialty Products

In addition, our Food Ingredients segment includes the Sonac bone, heparin and edible fat businesses currently operated by Darling Ingredients International under the Sonac name:

•	Sonac Bone processes porcine bones into fat, bone protein, glue, bone ash and bone chips for the feed, pet food, food and gelatin industries.

•	Sonac Heparin extracts crude heparin from hydrolyzed mucosa for application in the pharmaceutical industry.

•	Sonac Fat primarily melts, refines and packages animal fat into food grade fat for the food markets.

Fuel Ingredients Segment

Our Fuel Ingredients segment consists of (i) our biofuel business conducted under the Dar Pro® and Rothsay names, (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names and (iii) our investment in the DGD Joint Venture.

Biofuel

We produce biodiesel at our facilities in the United States and Canada. In the United States, we use a portion of our rendered animal fats and recycled cooking oils, as well as third-party additives, to produce Bio G-3000™ Premium Diesel Fuel. We have the annual capacity to produce approximately two million gallons of Bio G-3000™ at our facility in Butler, Kentucky. Our facility in Sainte-Catherine, Quebec also processes tallow and recycled cooking oils produced by us into biodiesel. The Rothsay Quebec facility has a current annual capacity to produce approximately 14 million gallons a year. Our biodiesel product is sold to our internal divisions, as well as to commercial biodiesel producers in the United States and Canada, to be used as biodiesel fuel, a clean burning additive for diesel fuel, or as a biodegradable solvent or cleaning agent.

Bioenergy

In Europe, Ecoson produces green power from biogas production out of organic sludge and food waste for combined heat plant installations.  Ecoson is the largest industrial digestion operation in the Netherlands, with an output matching the annual use of energy needs of approximately 12,400 households. In addition Ecoson's fat refinery produces refined fats and fatty acids. In fiscal 2014, Ecoson commenced the processing of manure into natural biophosphate for use as fertilizer and green gas.

Rendac collects fallen stock and animal waste, also referred to as Category 1 and Category 2 material under applicable E.U. regulations, from farmers and slaughterhouses, and processes these materials into fats and meals, which can only be used as a low grade source of energy or fuel for boilers and cement kilns. With a specialized collection fleet of approximately 300 trucks, Rendac collects raw materials in the Netherlands, Germany, Luxembourg and Belgium. This business is a market leader in the countries of Belgium, Netherlands and Luxembourg (the "Benelux region") and certain parts of Germany, a predominantly regulated market with spare capacity requirements and long-term contracts with local governments. The market for the collection and processing of fallen stock in these regions is regulated, and government contracts provide for exclusivity of the service to the contracted partner.

Diamond Green Diesel

The DGD Joint Venture commenced operations in June 2013. The DGD Joint Venture operates a renewable diesel plant (the “DGD Facility”) located in Norco, Louisiana capable of processing approximately 12,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. We account for the DGD Joint Venture as an “investment in unconsolidated subsidiary.” The DGD Joint Venture operates the DGD Facility, which converts animal fats and used cooking oils, which are supplied in part by us, and other feedstocks that become economically and commercially viable, such as inedible corn oil and soybean oil, into renewable diesel. The DGD Facility uses an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group designed to convert approximately 1.4 billion pounds per year of feedstocks, into renewable diesel and certain other co-products. The Diamond Green Diesel renewable diesel product is sold to refiners under the Diamond Green Diesel® name to be blended with diesel fuel and is interchangeable with diesel produced from petroleum. For 2016 and 2015, biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing 0.1% diesel fuel. As a blender, the DGD Joint Venture has recorded approximately $160.6 million and $156.6 million of blenders tax credits in fiscal 2016 and 2015, respectively, with Darling's portion equaling 50%. Although the blenders tax credits expired on December 31, 2016, in February 2018 they were retroactively reinstated for calendar year 2017. However, to date the blenders tax credits have not been extended and are therefore at risk for calendar year 2018 and into the future. In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons, with an estimated date of completion of construction and commissioning of the project in the second quarter of 2018. In November 2017, the Company announced that the DGD Joint Venture was initiating an engineering and construction cost review to analyze an additional expansion of the DGD Facility’s annual production capacity to 550 million gallons. A final decision on the incremental 275 million gallons of annual production capacity is expected in 2018 and will be dependent on further engineering and cost estimates, as well as the status of government regulations.

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

A majority of our U.S. North American volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. A majority of Rothsay’s North American volume of rendering raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices. Although Darling Ingredients International, in general, has no long term contracts with its key suppliers, it has procured a series of three-year supply agreements with VION’s foods division (“VION Food”) that become effective in fiscal 2018. In fiscal 2017 VION Food provided approximately 11% of

Darling Ingredients International’s raw material supply (based on raw materials procured in fiscal 2017). Approximately 84% of Darling's U.S. North American volume of raw materials in fiscal 2017 was acquired on a "formula" basis.

Certain of the Company's geographic regions facilities are highly dependent on one or a few suppliers.  During the 2017 fiscal year, the Company's 10 largest raw materials suppliers in North America accounted for approximately 29% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 6% of the total raw material processed in North America. In Europe, the Company's 10 largest raw material suppliers accounted for approximately 32% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 13% of the total raw material processed in Europe. In China, the Company's 10 largest raw material suppliers accounted for approximately 24% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 4% of the total raw material processed in China. In South America, the Company's 10 largest raw material suppliers accounted for approximately 64% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 13% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.”  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected.  (See “Risk Factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas and at our regional office in Cold Spring, Kentucky.  We also maintain a sales office in Des Moines, Iowa for the sale and distribution of selected products.  Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. Where appropriate, we coordinate international sales of common products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale, and assists in the distribution of, most finished products produced at our processing plants.  The Company also sells its finished products internationally directly to customers or, in some cases, through commodities brokers and agents. We market certain of our finished products under our Dar Pro Ingredients brand, certain specialty products under the Sonac name, gelatin products under the Rousselot name and natural casings and meat by-products under the CTH name. See Note 20 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by geographic regions.

The Company sells finished products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing.  Certain of our finished products are ingredients that compete with alternatives, such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil, based on nutritional and functional values; therefore, the actual pricing for those finished products, as well as competing products, can be quite volatile.  While the Company's principal finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables us to sell into the market with the highest return. The Company's premium, value-added and branded products command significantly higher pricing relative to the Company's principal finished product lines due to their enhanced nutritional content, which is a function of the Company's specialized processing techniques. Customers for our premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses.  Feed mills purchase meals, fats, blood products, and Cookie Meal® for use as feed ingredients. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content.  As a result, pet food manufacturers typically purchase only premium or value-added products under supply contracts with us. Oleo-chemical producers use fats as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Darling Ingredients International’s premium, value-added and branded products also command higher pricing, including with respect to gelatin, natural casings, meat by-products, edible fat, heparin and specialty plasma products.

We obtain payment protection for most of our global export sales by requiring payment before shipment, either through bank letters of credit or cash against documents at the origin of the sale or guarantees of payment from government agencies. For U.S. sales, we are ordinarily paid for products in U.S. dollars and have not experienced any material currency translation losses or any material foreign exchange control difficulties. Darling Ingredients International’s product sales are generally denominated in the local currency. However, in certain markets (such as South America), some product sales are denominated in non-functional currencies, such as U.S. dollars and euros. Darling Ingredients International hedges non-functional currency product sales.

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

The Company operates a fleet of trucks, trailers and railcars to transport raw materials from suppliers and finished products to customers or ports for transportation by ship.  It also utilizes third party freight companies to cost-effectively transfer materials and augment our in-house logistics fleet.  Within our bakery and international by-products division, except for Rendac, substantially all inbound and outbound freight is handled by third party logistics companies.

COMPETITION

We believe we are the only global ingredients company with products generated principally from animal-origin raw material types; however, we compete with a number of regional and local players in our various sub-segments and end markets.

The procurement of raw materials currently presents greater challenges to our business than the sale of finished products. In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” renderers (rendering operations integrated with the meat or poultry packing operation).  At the same time, the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as us, has been decreasing.  In addition, the slaughter rates in the meat processing industry are subject to economic conditions and, as a result, during periods of economic decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  These factors have been offset, in part, however, by increasing environmental consciousness.  The need for food service establishments in the United States to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source.  The rendering industry is highly fragmented with a number of local slaughtering operations that provide us with raw materials. In North America, we compete with other rendering, restaurant services and bakery residual businesses, and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies, biodiesel companies, anaerobic digestion companies and others. In addition, U.S. food service establishments have increasingly experienced theft of used cooking oil.  A number of our competitors for the procurement of raw material are experienced, well-capitalized companies that have significant operating experience and historic supplier relationships.  Competition for available raw materials is based primarily on price and proximity to the supplier.

In marketing our finished products domestically and internationally, we face competition from other processors and from producers of other suitable ingredient alternatives.  However, we differentiate ourselves through the scope and depth of our product portfolio and geographic footprint. While we compete with a number of well capitalized companies across our business, such as Cargill, Inc., Tyson Foods, Inc. and JBS & Company in the U.S. products business, and others in the global gelatin, bone products, and blood products business, we do not have a single competitor that we compete with across all of our products or geographies.

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

EMPLOYEES AND LABOR RELATIONS

As of December 30, 2017, the Company employed globally approximately 9,800 persons full-time. While we have no national or multi-plant union contracts, at December 30, 2017, approximately 23% of the Company's North American employees were covered by multiple collective bargaining agreements. In addition, approximately 41% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

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

The Company’s Fuel Ingredients segment, which converts fats into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources is impacted by world energy prices for oil, electricity and natural gas, as well as potential competition from the adoption of non-rendered feedstock in biodiesel markets.

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

•
The slaughter rates in the United States and international meat processing industry are subject to decline during poor economic conditions when consumers generally reduce their consumption of protein, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to independent renderers, such as us, decreases.

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

In fiscal 2017, the Company's top ten customers for finished products accounted for approximately 20% of product sales. In addition, the Company's top ten raw material suppliers accounted for approximately 21% of its raw material supply in the same period. VION Food, Darling Ingredients International’s largest raw materials supplier, accounted for approximately 11% of Darling Ingredients International’s raw materials supply in fiscal 2017. Darling Ingredients International has entered into supply agreements with VION Food pursuant to which VION Food supplies Darling Ingredients International with by-products generated by VION Food’s operations. MFI, Rothsay’s largest raw materials supplier, accounted for approximately 23% of Rothsay’s raw materials supply in fiscal 2017. In connection with the acquisition of Rothsay, we entered into a seven-year supply agreement with MFI to supply us with substantially all of the MFI raw materials processed by Rothsay prior to the sale.

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

•	imposition of border restrictions by foreign countries with respect to the import of poultry, beef and pork products due to animal disease or other perceived health or safety issues;

•	change in existing trade agreements, such as the North American Free Trade Agreement (NAFTA), which could negatively impact our business;

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

•
compliance with and enforcement of a wide variety of complex U.S. and non-U.S. laws, treaties and regulations, including, without limitation, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010, the Brazilian corporate anti-corruption law and similar anti-corruption legislation in many jurisdictions in which we operate, as well as economic and trade sanctions enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the European Union (“EU”) and other governmental entities; and

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

In January 2011, our wholly-owned subsidiary entered into a limited liability company agreement with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD Facility, which is capable of processing approximately 12,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. The DGD Facility, which is located adjacent to Valero’s refinery in Norco, Louisiana, reached mechanical completion and began production of renewable diesel in June 2013. As of December 30, 2017, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $273.9 million included on the consolidated balance sheet. There is no assurance that the DGD Joint Venture will continue to be profitable or allow us to continue to make a return on our investment.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons to 275 million gallons of renewable diesel. Final engineering and cost analysis for the project were completed during the third quarter of 2016. The estimated construction costs for the project are $190 million, which is expected to be funded by DGD Joint Venture cash flow. The DGD Joint Venture estimates completion of construction and commissioning of the project in the second quarter of 2018. The DGD Joint Venture expects to operate at full capacity throughout the remainder of the expansion phase, excluding and estimated 40 days of necessary downtime for final tie-ins in 2018. The planned expansion will also include expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. While construction on the expansion project is underway, there is no guarantee that unforeseen issues will not arise in connection with the completion or startup of the expansion project, and any unexpected significant changes to the scope of the project related thereto could require investment of additional financial resources by the DGD Joint Venture and/or the joint venture partners, including the Company, which could be significant.

The DGD Joint Venture is dependent on governmental energy policies and programs, such as the National Renewable Fuel Standard Program (“RFS2”) and low carbon fuel standards (LCFS) (such as in the state of California), which positively impact the demand for and price of renewable diesel. Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse effect on the DGD Joint Venture. See the section entitled “Risk Factors-Risks Related to the Company-Our biofuels business may be affected by energy policies of U.S. and foreign governments.” Similarly, the DGD Joint Venture is subject to the risk that new or changing technologies may be developed that could meet demand for renewable diesel under governmental mandates in a more efficient or less costly manner than the technologies used by the DGD Joint Venture, which could negatively affect the price of renewable diesel and have a material adverse effect on the DGD Joint Venture.

In addition, the operation of a joint venture such as this involves a number of risks that could harm our business and result in the DGD Joint Venture not performing as expected, such as:

•	problems integrating or developing operations, personnel, technologies or products;

•
the unanticipated breakdown or failure of equipment or processes, including any unforeseen issues that may arise in connection with the operation of the DGD Facility or completion and startup of the expansion project or the possibility of equipment failure as a result of materials degradation;

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

•
the risk that one or more competitive new renewable diesel plants are constructed that use different technologies from the DGD Facility and result in the marketing of products that are more effective as a substitute for carbon-based fuels or less expensive than the products marketed by the DGD Joint Venture;

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

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the EPA finalized regulations for RFS2 in 2010. The regulation mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012. Beyond 2012, the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the Administrator of the EPA. The volume mandates for 2017 are 2.0 billion gallons for biomass based diesel, 4.28 billion gallons for advanced biofuel and 19.28 billion gallons for renewable fuel. The EPA has also established a final volume mandate for biomass based diesel for 2018 of 2.1 billion gallons. In November 2017, the EPA finalized the volume mandates for 2018 advanced biofuel at 4.29 billion gallons and for renewable fuel at 19.29 billion gallons. In addition, the EPA affirmed the 2018 Biomass Based Diesel mandate of 2.1 billion gallons and established the 2019 Biomass Based Diesel mandate at 2.1 billion gallons. Biomass-based diesel qualifies to fulfill the biomass based diesel requirement, the non-specified portion of the advanced biofuel requirement and the total renewable fuel requirement. In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation. The EPA has determined that biofuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation. Prices for our finished products may be impacted by worldwide government policies relating to renewable fuels and GHG. Programs like RFS2 and LCFS and tax credits for biofuels both in the United States and abroad may positively impact the demand for our finished products. As a blender, the DGD Joint Venture has recorded approximately $160.6 million and $156.6 million of blenders tax credits in fiscal 2016 and 2015, respectively, with Darling's portion equaling 50%. While in fiscal 2016, the amount of tax credits for biofuels impacting the Company was material, legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations. Although the blenders tax credits expired on December 31, 2016, in February 2018 they were retroactively reinstated for calendar year 2017. However, to date the blenders tax credits have not been extended and are therefore at risk for calendar year 2018 and into the future. The DGD Joint Venture is expected to receive approximately $160.4 million in fiscal 2018 for blenders tax credits related to fiscal 2017.

We may incur material costs and liabilities in complying with government regulations.

We are subject to the rules and regulations of various governmental agencies in the United States, the EU, Canada, China and the other countries in which Darling Ingredients International operates. These include rules and regulations administered by governmental agencies at the supranational, federal, state, provincial or local level. See Item 1. "Business - Regulations" for a listing of certain governmental agencies to which we are subject.

The applicable rules, regulations and guidance promulgated by these and other agencies, which are likely to change over time, affect our operations and may influence our operating results at one or more facilities. Furthermore, the loss of or failure to obtain necessary federal, state, provincial or local permits and registrations at one or more of our facilities could halt or curtail operations at impacted facilities, which could result in impairment charges related to the affected facility and otherwise adversely affect our operating results. In addition, our failure to comply with applicable rules, regulations and guidance, including obtaining or maintaining required operating certificates or permits, could subject us to: (i) administrative penalties and injunctive relief; (ii) civil remedies, including fines, injunctions and product recalls; and/or (iii) adverse publicity. There can be no assurance that we will not incur material costs and liabilities in connection with these rules, regulations and guidance.

Because of our international operations throughout much of the world, we could be adversely affected by violations of the FCPA and similar anti-bribery laws, as well as laws and regulations governing international transactions (such as the regulations administered by OFAC). The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or other third parties for the purpose of obtaining or retaining business or obtaining an unfair business advantage. OFAC regulations and other economic sanctions laws and regulations generally prohibit U.S. persons from engaging in transactions or dealings with certain specified countries, territories, people or entities. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws and economic sanctions laws and regulations. Our operations outside the United States, including in developing countries, could increase the risk of such violations. In addition, we may enter into joint ventures with joint venture partners who are domiciled in areas of the world with anti-bribery laws, regulations and business practices that differ from those in the United States. There is risk that our joint venture partners will violate the FCPA or other applicable anti-bribery laws and regulations. While our policies mandate compliance with the FCPA and other anti-bribery laws, as well as economic sanctions, we cannot provide assurance that our internal control policies and procedures will always protect us from violations committed by our employees, joint venture partners or agents. Violations of the FCPA or other anti-bribery laws, or of economic sanctions laws, or allegations of such violations, could result in lengthy investigations and possibly disrupt our business, lead to criminal and/or civil legal proceedings brought by governmental agencies and/or third parties, result in material fines and legal and other costs and have a material adverse effect on our reputation, business, results of operations, cash flows and financial condition.

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

As of December 30, 2017, our total indebtedness, including trade debt, was approximately $1.7 billion. Our high level of indebtedness could have important consequences, including the following:

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

In addition, the indentures that govern our senior notes and the credit agreement governing our senior secured credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our funded indebtedness. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.375% Senior Notes due 2022” and “4.75% Senior Notes due 2022.”

Despite our existing level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness, which could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured indebtedness under the senior secured credit facilities. Although the indentures that govern the senior notes and the credit agreement governing the senior secured credit facilities contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the additional indebtedness that could be incurred in compliance with these restrictions could be substantial. To the extent that we or our subsidiaries incur additional indebtedness, the risks associated with our indebtedness, including our possible inability to service our indebtedness, could intensify. See Item

7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.375% Senior Notes due 2022” and “4.75% Senior Notes due 2022.”

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

The emergence of diseases such as swine influenza viruses (collectively known as “Swine Flu”) and highly pathogenic strains of avian influenza (collectively known as “Bird Flu”) and severe acute respiratory syndrome (“SARS”) that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. Swine Flu is quite common among pigs and is generally not fatal. However, Swine Flu strains are often transmitted to humans and have resulted in fatalities. India is currently suffering a Swine Flu outbreak, which so far has resulted in a significant number of deaths. Bird Flu generally refers to highly aggressive and fatal diseases of birds caused by flu viruses that, once established, can spread rapidly from flock to flock and have also been known to affect humans. To date, various strains of Bird Flu have been and continue to be reported in wild fowl and commercial poultry in Europe, North America, the Middle East and parts of Asia. Reports that these Bird Flu strains can be spread from person to person have been rare and have regarded potential transmission as inefficient and not sustained.

Other diseases that are highly contagious within a species, but do not affect other animals and are not transmissible to humans, such as porcine epidemic diarrhea (“PED”) virus, may significantly impact production of the susceptible livestock or poultry species in a country or region. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal by-products, as contributing to the spread of a contagious animal disease could negatively affect demand for our products as ingredients in animal feeds in the affected country or region.

Although no global disease pandemic among humans has been linked to Bird Flu or other emerging diseases to date, governments may be pressured to address these concerns, including by executive action such as temporarily closing certain businesses, including meat and animal processing facilities, within their jurisdictions suspected of contributing to the spread of such diseases or by legislative or other policy action, such as prohibiting imports of animals, meat and animal by-products from countries or regions where the disease is detected or suspected. If any disease that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production occurs in any jurisdiction in which we operate, such occurrence could have a material negative impact on the volume of raw materials available to us or the demand for our finished products.

Our business may be affected by the impact of animal related disease, such as BSE and other food safety issues.

The FDA has put in place restrictions to prevent the spread of BSE, and certain foreign governments have also restricted exports of beef and beef products from the United States following the detection of BSE in the United States in December 2003. The fifth and most recent case of BSE was reported in an eleven-year-old cow on July 18, 2017. This was the first such case of BSE since the World Organization for Animal Health (the “OIE”) characterized the United States’ BSE status as one of “negligible risk” in 2013. This latest case and the previous three cases were the atypical or sporadic form of BSE, which is not spread via feed and, therefore, should not affect the “negligible BSE risk” status of the U.S. Continued concern about BSE in the United States, and other countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

With respect to human food, pet food and animal feed safety in the United States, the Food Safety Modernization Act (“FSMA”) was enacted on January 4, 2011 and gave the FDA new authorities, which became effective immediately, and directed the FDA to promulgate new regulations pursuant to the FSMA. Included among these new authorities and regulations are:

•
Mandatory recall authority for adulterated or misbranded foods where the use of or exposure to such foods is likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated or misbranded foods voluntarily.

•	Regulations that define the FDA’s administrative detention authority to include the authority to detain an article of food if there is reason to believe the food is adulterated or misbranded.

•
Section 306 of the FSMA provides that the FDA must refuse admission of food into the United States if a foreign food establishment or foreign government refuses to permit entry for an inspection. In December 2017, FDA issued draft guidance on what actions constitute refusal of inspection.

•
Section 102 of the FSMA amended facility registration requirements in the Federal Food, Drug and Cosmetic (“FD&C”) Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption, to require that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012 and that additional information be included in such registrations. FSMA also provides that the FDA may suspend registrations of facilities that create, cause, or are otherwise responsible for, or know or have reason to know that such facility manufactures, processes, packs, receives or holds a food with a reasonable probability of causing serious adverse health consequences or death to humans or animals.

•
The FDA issued final rules for preventive controls (“PCs”) for human food and animal feed (“Human Food PC Rule” and “Animal Food PC Rule,” respectively), which apply to registered FDA facilities that manufacture, process, pack and hold human or animal food and require these facilities to establish and implement written food safety plans, which include hazard analyses, PCs to ensure that significant hazards that are identified as needing to be controlled will be significantly reduced or prevented, monitoring of PCs, supply-chain controls if appropriate to control a significant hazard, recall plans, corrective action procedures, verification activities and record keeping standards. The Human Food PC Rule updates existing Current Good Manufacturing Practices (“CGMPs”), and the Animal Food PC Rule establishes baseline CGMPs, which set forth minimum current good manufacturing requirements for each of the following areas: personnel, the plant and grounds, sanitation, water supply and plumbing, equipment and utensils, plant operations and the holding and distribution of the human or animal food. Large firms, including us, were required to comply with most sections of the Human Food PC

Rule and the CGMP requirements of the Animal Food PC Rule by September 19, 2016, and with the PC and related portions of the Animal Food PC Rule by September 18, 2017. The FDA has issued draft guidance to help food facilities comply with requirements under these final rules.

•
The FDA issued a regulation relating to Foreign Supplier Verification Programs (“FSVP Rule”) requiring that importers of both human and animal food must develop, follow and maintain written procedures verifying that their foreign suppliers produce food in a manner that provides the same level of public health protection as the Human Food PC Rule and Animal Food PC Rule, or FDA’s regulations established under FSMA regarding produce safety, as appropriate, and must ensure that the suppliers’ food is not adulterated and is not misbranded with respect to allergen labeling of human food. The FDA has issued various guidance documents to assist importers in complying with the FSVP Rule.

•
Pursuant to the Sanitary Food Transportation Act of 2005 and FSMA, the FDA requires that sanitary transportation practices be used to transport human and animal foods to prevent such food from being adulterated during transport and applies to shippers, loaders, carriers by motor vehicle or rail vehicle, and receivers engaged in the transportation of food.

•
The FDA finalized a rule which requires registered human food facilities to conduct a vulnerability assessment and implement mitigation strategies, including a written food defense plan, to address hazards that may be intentionally introduced to harm the public health.

We have followed regulations enacted under the FSMA throughout the rulemaking process and have implemented CGMPs, food safety plans and other procedures at our domestic facilities, which we believe will comply with the applicable final Human Food PC Rule or Animal Food PC Rule. We are also reviewing similar procedures in place at our foreign facilities for compliance with the FSVP Rule. Such rulemaking and implementation of compliant procedures could, among other things, limit our ability to import necessary raw materials or finished products or require us to amend certain of our other operational policies and procedures. Unforeseen issues and requirements may arise as the FDA implements these and other final rules or promulgates other new regulations provided for by the FSMA.

The FDA has also established a Reportable Food Registry (“RFR”) pursuant to the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”). The guidance documents define a reportable food, which the manufacturer or distributor would be required to report in the RFR, to include materials used as ingredients in animal feeds and pet foods, if there is a reasonable probability that the use of, or exposure to, such materials will cause serious adverse health consequences or death to humans or animals. In July 2013, the FDA released the “Compliance Policy Guide Sec. 690.800, Salmonella in Food for Animals” (the “CPG”). According to the CPG, any finished pet food contaminated with any species of Salmonella will be considered adulterated and the FDA believes regulatory action is warranted in cases involving such pet foods because of the heightened risk to humans given the high likelihood of direct human contact with the pet food. Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of Salmonella that is considered to be pathogenic for the animal species for which the feed is intended. Finalization of the RFR guidance documents and potential additional requirements relating to the RFR may impose additional requirements on us. Any pathogen, such as Salmonella, that is correctly or incorrectly associated with our finished products could have a negative impact on the demand for our finished products and could have a material adverse effect on our business, reputation, results of operations or financial condition.

As a result of our international operations, we could be adversely affected by additional non-U.S. regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals was introduced in Australia in 1996. This ban is part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia. Inspections and audits are undertaken to ensure compliance. In addition, in the E.U., harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation (EC) No 999/2001, as amended (“TSE Regulation”) and in other instruments such as Regulation (EC) No 1069/2009 on animal by-products, as amended (“Animal By-Products Regulation”) and food and other feed hygiene regulations. The TSE Regulation establishes a “feed ban,” which is the basic preventive measure against TSE and consists of a ban on the use of processed animal protein (“PAP”), such as MBM, in feed for farmed animals. Only certain animal proteins considered to be safe (such as fishmeal) can be used, but under very strict conditions. Other animal-derived products besides PAP, such as collagen and gelatin derived from non-ruminants and hydrolyzed protein derived from parts of non-ruminants or from ruminant hides and skins, are not subject to the “feed ban.” In June 2013, the “feed ban” was lifted for the feeding of aquaculture animals, and the European Commission has been investigating the options to lift the ban for other non-ruminants, such as pigs and poultry. Although Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, changes to the “feed ban” may adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin on the E.U. market. For that purpose, the BSE status of E.U. Member States, non-E.U. members of the European Economic Area and other countries or regions (“Third Countries”) is to be determined by classification into one of three categories depending on the BSE risk involved: a negligible risk, a controlled risk or an undetermined risk. This classification is made by the OIE. The determination of BSE status is based on a risk assessment and the implementation of a surveillance program. For each risk category there are trade rules to provide the necessary guarantees for protecting public and animal health. Currently, the following E.U. Member States are classified as having a controlled BSE risk: France, Greece, Ireland and a zone within the United Kingdom (consisting of England and Wales). The other E.U. Member States, including two zones within the United Kingdom (consisting of Northern Ireland and Scotland), are classified as having a negligible BSE risk. A change in the BSE status of one or more E.U. Member States may have a negative impact on Darling Ingredients International. Under E.U. legislation, imported products from outside the E.U. must meet the same safety standards as products produced in E.U. Member States. Therefore, the TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, such as full traceability of imported animals and animal by-products, a ban on the use of MBM in feed for ruminants and the prohibition of the import of specified risk material or mechanically recovered meat. The detailed import requirements depend on the BSE status of Third Countries. The Animal By-Products Regulation establishes rules intended to prevent the outbreak of certain diseases such as BSE. The Animal By-Products Regulation imposes, for example, rules for the use and disposal of specified risk material and other high risk material. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

If we or our customers are the subject of product liability or other claims or product recalls we may incur significant and unexpected costs and our business reputation could be adversely affected.

We and our customers for whom we manufacture products may be exposed to product liability or other claims, product recalls and adverse public relations if consumption or use of our products is alleged to cause injury or illness to humans or animals. In addition, we and our customers may be subject to product liability or other claims, product recalls, and adverse public relations resulting from developments relating to the discovery of unauthorized adulterations to food additives or other products or from allegations that our food ingredients or other products were mislabeled, were not produced in accordance with the customer’s specifications and/or have not performed adequately in the end product, even where food safety or other product safety is not a concern. In some cases, we indemnify our customers for product liability and other claims related to our products. Product recalls in one jurisdiction may result in product recalls in other jurisdictions, as is the case in the EU, where an EU Member State could recall a product in connection with the recall of such product in another EU Member State. Our insurance may not be adequate to cover all liabilities we incur in connection with product liability and/or other claims, whether or not legitimate, or product recalls, whether voluntary or mandatory. We may not be able to maintain our existing insurance or obtain comparable insurance at a reasonable cost for such matters. A judgment against us or against one of our customers for whom we manufacture or provide products on a product liability or other claim, or our or their agreement to settle a product liability or other claim, or a product recall, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow. In addition, even if product liability or other claims against us or our customers for whom we manufacture products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require management to spend time defending the claims which takes time away from operating our business. Any such claim could also result in adverse publicity and negatively impact our reputation.

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

We have approximately 9,800 employees world-wide and are subject to a wide range of local, provincial and national laws and regulations governing the health and safety of workers, including, for example, OSHA in the United States. We can be subject to potential fines and civil and, in egregious cases, criminal actions if we are found to be in violation of worker health and safety laws in any of these jurisdictions. Further, as such laws and regulations change, we may sometimes be required to commit to unplanned capital expenditures in order to continue to comply with workplace safety requirements at our facilities. In addition, we operate and maintain an extensive vehicle fleet to transport products to and from customer locations in all jurisdictions where we have facilities. Our fleets and drivers are subject to federal, state, local and foreign laws and licensing requirements applicable to commercial fleets, their cargo and their hours and methods of operation. Failure to comply with these laws and regulations in any location could materially adversely affect our business, results of operations, financial condition and reputation.

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

If we were to experience a disruption in our information systems that involve interactions with suppliers and customers, it could result in a loss of raw material supplies, sales and customers and/or increased costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any such disruption could adversely affect our ability to meet our financial reporting obligations. We may also encounter difficulties in developing new systems or maintaining and upgrading existing systems and software. Such difficulties may lead to significant expenses or losses due to unexpected additional costs required to implement or maintain systems, disruption in business operations, loss of sales or profits, or cause us to incur significant costs to reimburse third parties for damages, and, as a result, may have a material adverse effect on our results of operations and financial condition. We could also experience impairment of our reputation if any of these events were to occur.

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

Furthermore, we are subject to complex and evolving laws and regulations regarding privacy, know-your-customer requirements, data protection, including the General Data Protection Regulation (“GDPR”) adopted in the EU, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices or inconsistent with one another. If personal, confidential or proprietary information of customers or employees in our possession is mishandled or misused, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations.

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

We are subject to income taxes in the United States and in various other foreign jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates including recently enacted tax reform in the United States, and changes in the valuation of deferred tax assets and liabilities. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

The ongoing effects of U.S. tax reform and the refinement of provisional estimates could make our results difficult to predict.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

An impairment in the carrying value of our goodwill or other intangible assets may have a material adverse effect on our results of operations.

As of December 30, 2017, the Company had approximately $1.3 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred. Additionally, impairment of goodwill must be tested whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. For example, a deterioration in demand for, or increases in costs for producing, a supplier’s principal products could lead to a reduction in the supplier’s output of raw materials, thus impacting the fair value of a plant processing that raw material. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

We may be subject to work stoppages at our operating facilities, which could cause interruptions in the manufacturing or distribution of our products.

While we currently have no international, national or multi-plant union contracts, as of December 30, 2017 approximately 23% of Darling’s North American employees, 26% of Rothsay’s employees and 41% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms. Rothsay agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

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

In the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States.  The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements.  As a result, the solvency of EU pension funds are mostly regulated on a national level.  On December 23, 2016, the new IORP Directive (“IORP Directive II”) was published on the Official Journal of the European Union and entered into force on January 12, 2017. The final version of IORP Directive II does not make substantive changes to the solvency requirements under the current IORP Directive.  The new IROP Directive recognizes in one of its recitals that changes in this area could potentially decrease the willingness of employers to provide occupational pension schemes. EU Member States now have until January 13, 2019 to implement IORP Directive II into national legislation.

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

Our worker’s compensation, auto and general liability policies contain significant deductibles or self-insured retentions. We develop bi-yearly and record quarterly an estimate of our projected insurance-related liabilities. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions. Any actuarial projection of losses is subject to a degree of variability. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our financial condition and results of operations may be materially adversely affected. In addition, in the future, our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms or at all. Any such inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States and in certain other countries, and further acts of terrorism, bioterrorism, cyberterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this report. The potential for future terrorist attacks, the U.S. and international responses to terrorist attacks and other acts of war or hostility, including the ongoing conflicts in the Middle East, North Korea and Ukraine, may cause economic and political uncertainties and cause our business to suffer in ways that cannot currently be predicted. Events such as those referred to above could cause or contribute to a general decline in investment valuations. In addition, terrorist attacks, particularly acts of bioterrorism, that directly impact our facilities or those of our suppliers or customers could have an impact on our sales, supply chain, production capability and costs and our ability to deliver our finished products.

We may be unable to protect our intellectual property rights.
We maintain valuable patents, trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and consider our intellectual property to be of material value. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively protect our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue. Any litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources, with no assurance of success.

Our products, processes, methods, and equipment may infringe upon the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We have in the past and may in the future be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by us or our customers. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products and thereby materially adversely affect our business, results of operations and financial condition.

The healthcare reform legislation in the United States and its implementation regulations could impact the healthcare benefits we are required to provide our employees in the United States and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”), were signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our future healthcare costs, including the contributions we are required to make to our benefit plans. In particular, the requirement that we either offer our full-time employees healthcare coverage that satisfies the ACA's affordability and minimum value standards or potentially be subject to an excise tax penalty became effective in calendar year 2015. In addition, beginning in 2016, we had to file information returns with the IRS regarding the health insurance coverage offered to our full-time employees in the prior calendar year. While we have timely filed such returns to date, failure to do so in the future could expose us to reporting penalties under applicable sections of the Internal Revenue Code. These provisions could reduce our net income and adversely affect our cash flows.

The Trump administration and members of U.S. Congress have made statements and taken actions seeking to advance proposals to modify, repeal, replace with new legislation, or otherwise invalidate all or certain portions of the ACA. President Trump has also issued an executive order stating that it is his administration’s policy to seek the prompt repeal of the ACA, and directing executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. The newly enacted federal income tax law includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” U.S. Congress may consider other legislation that would alter other aspects of the ACA. There is uncertainty with respect to the impact that the reform proposals from the President’s administration and U.S. Congress may have, if any, including whether legislative reform will be enacted and whether any proposals will encompass or potentially alter the full-time employee healthcare coverage requirements and reporting obligations imposed on large employers like us. Any changes may likely take time to unfold, and we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on us.

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

The vote on June 23, 2016 by the United Kingdom (the “UK”) to exit the EU, or Brexit, has created uncertainty in the global financial markets, but the eventual effects of the UK’s withdrawal from the EU on our business or our investment portfolios are uncertain at this time. On March 29, 2017, the Prime Minister of the UK notified the European Council in accordance with Article 50 of the Treaty on European Union of the United Kingdom’s intention to withdraw from the EU, triggering a two-year period for the negotiation of the UK’s withdrawal from the EU. The effect of Brexit on our business and investments is uncertain as negotiations commence to determine the future terms of the UK relationship with the EU. The effects of the UK’s withdrawal from the EU will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could impair the ability of Darling Ingredients International to transact business in the future in the UK, including by restricting the free travel of employees from and to the UK and through legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Furthermore, Brexit is likely to continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the UK’s future relationship with the EU are settled. These effects could have an adverse effect on our business, investments and future operations in Europe.

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

In addition, our rights to participate in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors (except to the extent we may ourselves be a creditor of that subsidiary), including that subsidiary’s trade creditors and our creditors who have obtained or may obtain guarantees from the subsidiaries. As a result, our common stock will be subordinated to our and our subsidiaries’ obligations and liabilities, which currently include borrowings and guarantees. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.375% Senior Notes due 2022” and “4.75% Senior Notes due 2022.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 30, 2017, the Company's corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038.

As of December 30, 2017, the Company operates a global network of over 200 locations, including 141 production facilities, across five continents. All of the processing facilities are owned except for 14 leased facilities and the Company owns or leases a network of transfer stations. The following is a listing of a majority of the Company's operating plants as of December 30, 2017 by operating segment with a description of the plants principal process.

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

Rent expense for our leased properties was $9.0 million in the aggregate in fiscal 2017.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At December 30, 2017 and December 31, 2016, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $61.4 million and $51.9 million, respectively.  The Company has insurance recovery receivables of approximately $25.0 million and $15.9 million as of December 30, 2017 and December 31, 2016, related to insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

	Market Price
Fiscal Quarter	High	Low
2017:
First Quarter	$14.69	$11.65
Second Quarter	$16.56	$14.22
Third Quarter	$18.27	$15.60
Fourth Quarter	$18.29	$16.07
2016:
First Quarter	$13.39	$7.92
Second Quarter	$15.77	$13.02
Third Quarter	$15.78	$12.86
Fourth Quarter	$14.59	$12.91

On February 21, 2018, the closing sales price of the Company's common stock on the NYSE was $18.19.  The Company has been notified by its stock transfer agent that as of February 21, 2018, there were 139 holders of record of the common stock.

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2018.  The agreements underlying the Company's senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index, the Dow Jones US Waste and Disposal Service Index, and the Agri-Equities Index - Tier One for the period from December 29, 2012 to December 30, 2017, assuming the investment of $100 on December 29, 2012 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company's stock price relative to the noted indices and is not necessarily indicative of future price performance.

FISCAL YEAR ENDED DECEMBER 30, 2017 PRICE/INDEX

240
220
200
180
160
140
120
100
80
60
40
100.00
141.38
133.66
124.87
126.58
147.91
145.05
124.47
116.86
150.08
142.08
117.47
67.70
181.81
172.35
132.47
83.08
212.87
197.60
150.57
116.67
12/29/12
12/28/13
01/03/15
01/02/16
12/31/16
12/30/17
DAR
DJPOL
RUSS 2K
AGRI FOOD

EQUITY COMPENSATION PLANS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 30, 2017, December 31, 2016, and January 2, 2016, and the related notes thereto.

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
	Fifty-two	Fifty-two	Fifty-two	Fifty-three	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	December 30,	December 31,	January 2,	January 3,	December 28,
	2017	2016 (j)	2016 (j)	2015 (h)	2013 (g)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales (i), (j)	$3,662,251	$3,391,928	$3,391,255	$3,956,443	$1,802,268
Cost of sales and operating expenses (a), (i), (j)	2,875,851	2,635,547	2,654,025	3,123,171	1,339,819
Selling, general and administrative expenses (c), (j)	347,487	314,005	316,383	374,580	170,825
Depreciation and amortization	302,100	289,908	269,904	269,517	98,787
Acquisition and integration costs	—	401	8,299	24,667	23,271
Operating income	136,813	152,067	142,644	164,508	169,566
Interest expense (b)	88,926	94,187	105,530	135,416	38,108
Foreign currency (gain)/loss (d)	6,898	1,854	4,911	13,548	(28,107)
Other (income)/expense, net, (c)	5,293	3,866	6,839	(299)	3,547
Equity in net (income)/loss of unconsolidated subsidiary	(28,504)	(70,379)	(73,416)	(65,609)	(7,660)
Income from continuing operations before income taxes	64,200	122,539	98,780	81,452	163,678
Income tax (benefit)/expense	(69,154)	15,315	13,501	13,141	54,711
Net Income	$133,354	$107,224	$85,279	$68,311	$108,967
Net Income attributable to minority interests	(4,886)	(4,911)	(6,748)	(4,096)	—
Net Income attributable to Darling	$128,468	$102,313	$78,531	$64,215	$108,967
Basic earnings per common share	$0.78	$0.62	$0.48	$0.39	$0.91
Diluted earnings per common share	$0.77	$0.62	$0.48	$0.39	$0.91
Weighted average shares outstanding	164,752	164,600	165,031	164,627	119,526
Diluted weighted average shares outstanding	166,730	165,212	165,119	165,059	119,924
Other Financial Data:
Adjusted EBITDA (e)	$438,913	$441,975	$412,548	$434,025	$268,353
Depreciation	224,125	212,217	186,595	185,955	66,691
Amortization	77,975	77,691	83,309	83,562	32,096
Capital expenditures (f)	274,168	243,523	229,848	228,918	118,307
Balance Sheet Data:
Working capital (k)	$396,962	$441,451	$490,120	$525,211	$950,698
Total assets (k)	4,958,225	4,698,017	4,760,619	5,126,547	3,244,133
Current portion of long-term debt (k)	16,143	23,247	45,166	54,401	19,888
Total long-term debt less current portion (k)	1,698,050	1,727,696	1,885,851	2,098,039	866,947
Stockholders’ equity attributable to Darling	2,244,933	1,972,994	1,870,709	1,952,990	2,020,952

(a)	Included in fiscal 2014 are non-cash charges for the step-up of inventory acquired in the acquisition of Darling Ingredients International business of approximately $49.8 million.

(b)
Included in interest expense for fiscal 2015 is the write-off of deferred loan costs of approximately $10.6 million. Included in interest expense for fiscal 2014 is a redemption premium and a write-off of deferred loan costs of approximately $27.3 million and $4.3 million, respectively. Included in interest expense for fiscal 2013 is approximately $13.0 million for bank financing fees from an unutilized bridge facility.

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

(d)
Included in fiscal 2014 and fiscal 2013, the Company recorded a loss of approximately $12.6 million and a gain of approximately $27.5 million, respectively on foreign currency exchange forward hedge contracts for the purchase price for the Company's Darling Ingredients International business.

(e)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with U.S. generally accepted accounting principles (“GAAP”).  Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiaries.  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company's industry.  In addition, management believes that adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in the food ingredients and agriculture industries because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s senior secured credit facilities and senior unsecured notes that were outstanding at December 30, 2017.  The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes, as those definitions permit further adjustments to reflect certain other non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013
Net income attributable to Darling	$128,468	$102,313	$78,531	$64,215	$108,967
Depreciation and amortization	302,100	289,908	269,904	269,517	98,787
Interest expense	88,926	94,187	105,530	135,416	38,108
Income tax (benefit)/expense	(69,154)	15,315	13,501	13,141	54,711
Other, net	12,191	5,720	11,750	13,249	(24,560)
Equity in net income of unconsolidated subsidiaries	(28,504)	(70,379)	(73,416)	(65,609)	(7,660)
Net income attributable to noncontrolling interests	4,886	4,911	6,748	4,096	—
Adjusted EBITDA	$438,913	$441,975	$412,548	$434,025	$268,353

(f)
Fiscal 2017, fiscal 2016 and fiscal 2015 excludes the capital assets acquired in immaterial acquisitions. Fiscal 2014 excludes the capital assets acquired with the Darling Ingredients International business and the Custom Blenders acquisition of approximately $984.2 million. Fiscal 2013 excludes the capital assets acquired from Terra Holding Company, a Delaware corporation, and its wholly owned subsidiaries, Terra Renewal Services, Inc., an Arkansas corporation (“TRS”), and EV Acquisition, Inc., an Arkansas corporation (the “Terra Transaction”) and Rothsay capital assets acquired in fiscal 2013 of approximately $167.0 million.

(g)	Subsequent to the date of acquisition, fiscal 2013 includes 18 weeks of contribution from the TRS assets and 9 weeks of contribution from the assets of Rothsay.

(h)
Subsequent to the date of acquisition, fiscal 2014 includes 52 weeks of contribution from the acquisition of the Darling Ingredients International business and 14 weeks of contribution from the Custom Blenders acquisition.

(i)	Includes certain reclassifications from net sales to cost of sales and operating expenses of approximately $78.7 million in fiscal 2013 to conform to fiscal 2014 through fiscal 2017 presentation.

(j)
Includes certain reclassifications from net sales to cost of sales and operating expenses of approximately $6.2 million in fiscal 2016 and includes certain reclassifications from net sales to selling, general and administrative expenses of approximately $6.2 million in fiscal 2015 to conform to fiscal 2017 presentation.

(k)
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

Fiscal 2017 Overview

The Company is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as gelatin, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed and fuel ingredients, and collects and processes residual bakery products into feed ingredients.  In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments and disposal services for waste solids from the wastewater treatment systems of industrial food processing plants. The Company sells its products domestically and internationally and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food, (vi) the processing of cattle hides and hog skins in North America and cattle hides in Europe, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (viii) the provision of grease trap services to food service establishments and environmental services to food processors in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, for the application in the pharmaceutical industry (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutraceutical, food, and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) (the “DGD Joint Venture”), to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel as described in Note 7 to the Company's Consolidated Financial Statement for the period ended December 30, 2017 included herein.

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

The Company's Fuel Ingredients segment converts fats into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources. The Company's gross margin and profitability in this segment are impacted by world energy prices for oil, electricity and natural gas.

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

Results of Operations

Fiscal Year Ended December 30, 2017 Compared to Fiscal Year Ended December 31, 2016

Operating Performance Metrics

Other operating performance metrics indicators which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency

•	Corporate activities

•	Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen Index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. Included on the Jacobsen are reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feather meal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of other branded and value-added products, which are products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because it provides a daily indication of the Company's U.S. revenue performance against business plan benchmarks. In Europe, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During fiscal 2017, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal 2017, compared to average Jacobsen and Reuters prices for fiscal 2016 are:

	Avg. Price Fiscal 2017	Avg. Price Fiscal 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 259.54/ton	$ 274.51/ton	$ (14.97)/ton	(5.5)%
Feed Grade PM (Mid-South)	$ 277.42/ton	$ 300.12/ton	$ (22.70)/ton	(7.6)%
Pet Food PM (Mid-South)	$ 623.89/ton	$ 557.17/ton	$ 66.72/ton	12.0%
Feather meal (Mid-South)	$ 395.84/ton	$ 356.40/ton	$ 39.44/ton	11.1%
BFT (Chicago)	$ 31.93/cwt	$ 29.75/cwt	$ 2.18/cwt	7.3%
YG (Illinois)	$ 24.95/cwt	$ 23.77/cwt	$ 1.18/cwt	5.0%
Corn (Illinois)	$ 3.59/bushel	$ 3.70/bushel	$ (0.11)/bushel	(3.0)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 711.00/ton	$ 698.00/ton	$ 13.00/ton	1.9%
Soy meal (CIF Rotterdam)	$ 351.00/ton	$ 375.00/ton	$ (24.00)/ton	(6.4)%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal 2017, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal 2017.

	Avg. Price 4th Quarter 2017	Avg. Price 3rd Quarter 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 222.73/ton	$ 292.83/ton	$ (70.10)/ton	(23.9)%
Feed Grade PM (Mid-South)	$ 252.22/ton	$ 285.14/ton	$ (32.92)/ton	(11.5)%
Pet Food PM (Mid-South)	$ 593.74/ton	$ 577.02/ton	$ 16.72/ton	2.9%
Feather meal (Mid-South)	$ 361.46/ton	$ 408.82/ton	$ (47.36)/ton	(11.6)%
BFT (Chicago)	$ 27.40/cwt	$ 35.36/cwt	$ (7.96)/cwt	(22.5)%
YG (Illinois)	$ 23.18/cwt	$ 27.20/cwt	$ (4.02)/cwt	(14.8)%
Corn (Illinois)	$ 3.38/bushel	$ 3.56/bushel	$ (0.18)/bushel	(5.1)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 702.00/ton	$ 687.00/ton	$ 15.00/ton	2.2%
Soy meal (CIF Rotterdam)	$ 356.00/ton	$ 337.00/ton	$ 19.00/ton	5.6%

Segment Results

Segment operating income for the fiscal year ended December 30, 2017 was $136.8 million, which reflects a decrease of $15.3 million or (10.1)% as compared to the fiscal year ended December 31, 2016.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2017
Net Sales	$2,239,492	$1,156,976	$265,783	$—	$3,662,251
Cost of sales and operating expenses	1,744,768	920,575	210,508	—	2,875,851
Gross Margin	494,724	236,401	55,275	—	786,400

Gross Margin %	22.1%	20.4%	20.8%	—%	21.5%

Selling, general and administrative expense	180,866	104,982	10,467	51,172	347,487
Depreciation and amortization	184,172	75,010	31,019	11,899	302,100
Segment operating income/ (loss)	129,686	56,409	13,789	(63,071)	136,813

Equity in net income of unconsolidated subsidiaries	265	—	28,239	—	28,504
Segment income	129,951	56,409	42,028	(63,071)	165,317

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2016
Net Sales	$2,089,145	$1,055,725	$247,058	$—	$3,391,928
Cost of sales and operating expenses	1,624,858	828,223	182,466	—	2,635,547
Gross Margin	464,287	227,502	64,592	—	756,381

Gross Margin %	22.2%	21.5%	26.1%	—%	22.3%

Selling, general and administrative expense	169,648	96,170	6,895	41,292	314,005
Acquisition costs	—	—	—	401	401
Depreciation and amortization	178,845	70,120	28,531	12,412	289,908
Segment operating income/(loss)	115,794	61,212	29,166	(54,105)	152,067

Equity in net income of unconsolidated subsidiaries	467	—	69,912	—	70,379
Segment income	116,261	61,212	99,078	(54,105)	222,446

Feed Ingredients Segment

Raw material volume. Overall, in the fiscal year 2017, the raw material processed by the Company's Feed Ingredients segment totaled 8.24 million metric tons. Compared to the fiscal year 2016 overall raw material volume processed in the Feed Ingredients segment increased approximately 3.4%.

Sales. During the year ended December 30, 2017, net sales for the Feed Ingredients segment were $2,239.5 million as compared to $2,089.1 million for the year ended December 31, 2016, an increase of approximately $150.4 million. Net sales for fats were approximately $648.3 million and $574.6 million for the years ended December 30, 2017 and December 31, 2016, respectively. Protein net sales were approximately $816.1 million and $769.4 million for the years ended December 30, 2017 and December 31, 2016, respectively. Other rendering net sales, which include hides, pet food, and service charges, were approximately $286.2 million and $269.1 million for the years ended December 30, 2017 and December 31, 2016, respectively. Total rendering net sales were approximately $1,750.6 million and $1,613.1 million for the years ended December 30, 2017 and December 31, 2016, respectively. Used cooking oil net sales were approximately $185.5 million and $165.1 million for the years ended December 30, 2017 and December 31, 2016, respectively. Bakery net sales were approximately $209.8 million and $220.4 million for the years ended December 30, 2017 and December 31, 2016, respectively, and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $93.6 million and $90.5 million for the years ended December 30, 2017 and December 31, 2016, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales year ended December 31, 2016	$574.6	$769.4	$269.1	$1,613.1	$165.1	$220.4	$90.5	$2,089.1
Increase/(decrease) in sales volumes	35.2	29.0	—	64.2	1.1	(6.7)	—	58.6
Increase/(decrease) in finished product prices	35.2	10.6	—	45.8	19.0	(3.9)	—	60.9
Increase/(decrease) due to currency exchange rates	3.3	7.1	3.1	13.5	0.3	—	—	13.8
Other change	—	—	14.0	14.0	—	—	3.1	17.1
Total change	73.7	46.7	17.1	137.5	20.4	(10.6)	3.1	150.4
Net sales year ended December 30, 2017	$648.3	$816.1	$286.2	$1,750.6	$185.5	$209.8	$93.6	$2,239.5

Margins. In the Feed Ingredients segment for fiscal year 2017, the gross margin percentage was 22.1% as compared to 22.2% for fiscal 2016.

Segment operating income. Feed Ingredients operating income for fiscal year 2017 was $129.7 million, an increase of $13.9 million as compared to fiscal year 2016. Earnings in the Feed Ingredients segment were up from the prior year due to overall increase in sales volumes, higher finished product prices for fats and certain finished protein products and an increase in raw material volumes.

Food Ingredients Segment

Raw material volume. Overall, in the fiscal year 2017, the raw material processed by the Company's Food Ingredients segment totaled 1.12 million metric tons. Compared to the fiscal year 2016 overall raw material volume processed in the Food Ingredients segment increased approximately 2.9%.

Sales. Overall sales increased in the Food Ingredients segment as a result of higher sales volumes in both the gelatin and casing businesses.

Margins. In the Food Ingredients segment for fiscal year 2017, the gross margin percentage was 20.4% as compared to 21.5% for fiscal 2016. The decrease was primarily the result of operational inefficiencies and macroeconomic factors in the South American gelatin market in the first half of fiscal 2017.

Segment operating income. Food Ingredients operating income was $56.4 million for fiscal 2017, a decrease of $4.8 million or (7.8)% as compared to fiscal 2016. The earnings in the gelatin business were down as compared to the prior year primarily due to lower earnings in the Company's South American gelatin business due to margin compression influenced by operating inefficiencies and macroeconomic factors in the first half of fiscal 2017. The casings business delivered improved performance due to overall high demand that slightly offset lower earnings in the gelatin business. Additionally, selling, general and administrative expense in the Food Ingredients segment increased approximately $8.8 million primarily due to a reduction of currency hedge gains in fiscal 2017 as compared to the same period in fiscal 2016.

Fuel Ingredients Segment

Raw material volume. Overall, in the fiscal year 2017, the raw material processed by the Company's Fuel Ingredients segment totaled 1.19 million metric tons. Compared to the fiscal year 2016 overall raw material volume processed in the Fuel Ingredients segment increased approximately 0.5%.

Sales. Overall sales increased in the Fuel Ingredients segment due to generally higher fat prices going to the biofuels market in fiscal 2017 as compared to the same period in fiscal 2016.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2017, the gross margin percentage was 20.8% as compared to 26.1% for fiscal 2016. This decrease was primarily due to the lack of the blenders tax credits in the U.S. for the fiscal year 2017 as compared to the same period in fiscal 2016 and curtailed operations at Ecoson to address current regulatory requirements.

Segment operating income. Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for fiscal year 2017 was $13.8 million, a decrease of $15.4 million as compared to fiscal year 2016. The decrease for fiscal 2017 is primarily a result of the absence of the blenders tax credits in U.S. and curtailed operations at Ecoson to address current regulatory requirements. Fiscal 2016 included blenders tax credits.

Foreign Currency

During fiscal 2017, the U.S. dollar weakened against most of the other functional currencies used by the Company's non-domestic operations when compared to fiscal 2016. Using actual results for fiscal year 2017 and the prior year's average foreign currency rates for fiscal 2016 would result in a decrease in operating income of approximately $5.7 million. The average rates assumption used in this calculation was the actual fiscal average rate for fiscal year 2017 of €1.00:USD$1.13 and CAD$1.00:USD$0.77 as compared to the average rate for fiscal year 2016 of €1.00:USD$1.11 and CAD$1.00:USD$0.76, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $51.2 million during fiscal year 2017, a $9.9 million increase from $41.3 million during fiscal year 2016. The increase is primarily due to corporate related benefits that was partially offset by a settlement gain of approximately $2.1 million recorded in 2017 from a previous acquisition.

Acquisition and Integration Costs.  There were no acquisition and integration costs during the twelve months ended December 30, 2017, as compared to $0.4 million in the twelve months ended December 31, 2016.

Depreciation and Amortization.  Depreciation and amortization charges decreased $0.5 million to $11.9 million during fiscal year 2017 as compared to $12.4 million during fiscal year 2016.  The decrease was due to certain of the Company's corporate assets becoming fully depreciated as compared to the same period in fiscal 2016.

Interest Expense. Interest expense was $88.9 million for fiscal year 2017, compared to $94.2 million for fiscal year 2016, a decrease of $5.3 million. The decrease is primarily due to a reduction in interest incurred as a result of the payments on the term loan debt outstanding and a reduction in deferred loan cost amortization in fiscal year 2017 as compared to fiscal year 2016.

Foreign Currency Gains/(Losses).  Foreign currency losses were $6.9 million during fiscal year 2017, as compared to a loss of approximately $1.9 million for fiscal year 2016. The increase in foreign currency losses was primarily due to losses on non-designated foreign exchange hedge contracts as compared to the same period in fiscal 2016.

Other Income/Expense. Other expense was $5.3 million for fiscal year 2017, compared to $3.9 million in fiscal year 2016.  The increase in other expense for fiscal year 2017 as compared to fiscal year 2016 is primarily due to (i) a recorded loss of approximately $0.9 million from assets held for sale and (ii) an increase in casualty losses in the Netherlands and North America in fiscal 2017 as compared to insurance gains recorded in the Netherlands in fiscal 2016 that more than offset and increase in interest income.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. Equity in net income in investment of unconsolidated subsidiaries primarily represents the Company's portion of the income of the DGD Joint Venture for fiscal year 2017. In fiscal year 2017, equity in net income was $28.5 million compared to $70.4 million in fiscal year 2016. The $41.9 million decrease was primarily due to the absence of the North American blenders tax credits in fiscal 2017 as compared to blenders tax credits recorded at the DGD Joint Venture in fiscal 2016.

Income Taxes. The Company recorded income tax benefit of $69.2 million for fiscal year 2017, compared to $15.3 million of income tax expense recorded in fiscal year 2016, a decrease of $84.5 million, which is primarily due to tax law changes enacted in December 2017 with respect to several of the Company's major tax jurisdictions offset by the expiration of the biofuel tax incentive. Specifically, a tax benefit of $75.0 million was recorded due to the Tax Cuts and Jobs Act (the “Tax Act” or “U.S. tax reform”) in the United States, which was enacted on December 22, 2017, and a tax benefit of $13.9 million was recorded for tax law changes in Belgium and France (“European tax law changes”). The effective tax rate for fiscal year 2017 and fiscal year 2016 is (107.7)% and 12.5%, respectively. The effective tax rate for fiscal year 2017 differs from the statutory rate of 35% due primarily to the impact of U.S. tax reform, European tax law changes, the relative mix of earnings among jurisdictions with different tax rates, and subpart F income. Excluding the impact of U.S. tax reform and European tax law changes, the effective tax rate for fiscal year 2017 is 30.8%. The effective tax rate for fiscal year 2016 differs from the statutory rate of 35% due primarily to the biofuel tax incentives from the DGD Joint Venture, the relative mix of earnings among jurisdictions with different tax rates, and subpart F income. The biofuel tax incentive expired as of the end of fiscal 2016. Excluding the biofuel tax incentive, the effective tax rate for fiscal 2016 is 35.7%.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company's Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at December 30, 2017. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign currency exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2017 As Compared to Fiscal 2016

	Fiscal Year Ended
(dollars in thousands)	December 30, 2017	December 31, 2016
Net income attributable to Darling	$128,468	$102,313
Depreciation and amortization	302,100	289,908
Interest expense	88,926	94,187
Income tax expense/(benefit)	(69,154)	15,315
Foreign currency loss/(gain)	6,898	1,854
Other expense/(income), net	5,293	3,866
Equity in net (income)/loss of unconsolidated subsidiaries	(28,504)	(70,379)
Net (loss)/income attributable to noncontrolling interests	4,886	4,911
Adjusted EBITDA (Non-GAAP)	$438,913	$441,975

Acquisition and integration-related expenses	—	401
Pro forma Adjusted EBITDA (Non-GAAP)	$438,913	$442,376

Foreign currency exchange impact (1)	(5,682)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$433,231	$442,376

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$43,198	$87,224

(1) The average rate assumption used in this calculation was the actual fiscal average rate for the fiscal year ended December 30, 2017 of €1.00:USD$1.13 and CAD$1.00:USD$0.77 as compared to the average rate for the fiscal year ended December 31, 2016 of €1.00:USD$1.11 and CAD$1.00:USD$0.76, respectively.

For the fiscal year ended December 30, 2017, the Company generated Adjusted EBITDA (Non-GAAP) of $438.9 million, as compared to $442.0 million for the year ended December 31, 2016. The decrease is attributable to lower earnings in the Food Ingredients and Fuel Ingredients segment.

On a Pro forma Adjusted EBITDA basis, the Company would have generated $438.9 million for the fiscal year ended December 30, 2017, as compared to $442.4 million for the year ended December 31, 2016 when excluding acquisition and integration-related expenses. Additionally, in February 2018, the blender tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. The Fuel Ingredients segment is expected to receive approximately $12.6 million in fiscal 2018 for these reinstated blenders tax credits. If these blenders tax credits were included in fiscal 2017 operations, Pro forma Adjusted EBITDA would have been $445.8 million for the fiscal year ended December 30, 2017, an increase of $3.4 million, as compared to $442.4 million for the year ended December 31, 2016.

DGD Joint Venture Adjusted EBITDA (Darling's Share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP). See Note 7 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Results of Operations

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended January 2, 2016

Operating Performance Metrics

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

Segment Results

Segment operating income for the fiscal year ended December 31, 2016 was $152.1 million, which reflects an increase of $9.5 million or 6.7% as compared to the fiscal year ended January 2, 2016. Adjusting the segment operating income for the year ended January 2, 2016 to reflect the net change due to the acquisition and integration costs, operating income would have been $150.5 million in the fiscal year ended January 2, 2016.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2016
Net Sales	$2,089,145	$1,055,725	$247,058	$—	$3,391,928
Cost of sales and operating expenses	1,624,858	828,223	182,466	—	2,635,547
Gross Margin	464,287	227,502	64,592	—	756,381

Gross Margin %	22.2%	21.5%	26.1%	—%	22.3%

Selling, general and administrative expense	169,648	96,170	6,895	41,292	314,005
Acquisition costs	—	—	—	401	401
Depreciation and amortization	178,845	70,120	28,531	12,412	289,908
Segment operating income/ (loss)	115,794	61,212	29,166	(54,105)	152,067

Equity in net income of unconsolidated subsidiaries	467	—	69,912	—	70,379
Segment income	116,261	61,212	99,078	(54,105)	222,446

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2016
Net Sales	$2,074,333	$1,088,727	$228,195	$—	$3,391,255
Cost of sales and operating expenses	1,613,402	863,562	177,061	—	2,654,025
Gross Margin	460,931	225,165	51,134	—	737,230

Gross Margin %	22.2%	20.7%	22.4%	—%	21.7%

Selling, general and administrative expense	178,624	97,110	7,264	33,385	316,383
Acquisition costs	—	—	—	8,299	8,299
Depreciation and amortization	165,854	66,817	26,711	10,522	269,904
Segment operating income/(loss)	116,453	61,238	17,159	(52,206)	142,644

Equity in net income of unconsolidated subsidiaries	1,521	—	71,895	—	73,416
Segment income	117,974	61,238	89,054	(52,206)	216,060

Feed Ingredients Segment

Raw material volume. Overall, in the fiscal year 2016, the raw material processed by the Company's Feed Ingredients segment totaled 7.97 million metric tons. Compared to the fiscal year 2015 overall raw material volume processed in the Feed Ingredients segment increased approximately 7.0%.

Sales. During the year ended December 31, 2016, net sales for the Feed Ingredients segment were $2,089.1 million as compared to $2,074.3 million for the year ended January 2, 2016, an increase of approximately $14.8 million. Net sales for fats were approximately $574.6 million and $539.8 million for the years ended December 31, 2016 and January 2, 2016. Protein net sales were approximately $769.4 million and $828.5 million for the years ended December 31, 2016 and January 2, 2016. Other rendering net sales, which include hides, pet food, and service charges, were approximately $269.1 million and $244.0 million for the years ended December 31, 2016 and January 2, 2016. Total rendering net sales were approximately $1,613.1 million and $1,612.3 million for the years ended December 31, 2016 and January 2, 2016. Used cooking oil net sales were approximately $165.1 million and $154.0 million for the years ended December 31, 2016 and January 2, 2016. Bakery net sales were approximately $220.4 million and $217.9 million for the years ended December 31, 2016 and January 2, 2016 and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $90.5 million and $90.1 million for the years ended December 31, 2016 and January 2, 2016.

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

Margins. In the Feed Ingredients segment for both fiscal year 2016 and fiscal 2015, the gross margin percentage was 22.2%. Margins were maintained with lower protein prices being offset by higher fat prices and improved sales volumes.

Segment operating income. Feed Ingredients operating income for fiscal year 2016 was $115.8 million, a decrease of $0.7 million as compared to fiscal year 2015. Earnings in the Feed Ingredients segment were down slightly from the prior year due to lower protein finished product prices and higher depreciation and amortization due to placing new plants into production which were offset by higher fat finished product prices and reduced selling, general and administrative expense.

Food Ingredients Segment

Raw material volume. Overall, in the fiscal year 2016, the raw material processed by the Company's Food Ingredients segment totaled 1.08 million metric tons. Compared to the fiscal year 2015 overall raw material volume processed in the Food Ingredients segment increased approximately 1.3%.

Margins. In the Food Ingredients segment for fiscal year 2016, the gross margin percentage was 21.5% as compared to 20.7% for fiscal 2015. The increase is primarily due to improved margins and production efficiencies in the North American, South American, and European gelatin business. European edible fats performance normalized over the prior year due to stable sales prices. The Company's casing business profitability increased as compared to the same period in the prior year, due primarily to higher sales prices.

Segment operating income. Food Ingredients operating income for both fiscal year 2016 and fiscal 2015 was $61.2 million. During fiscal 2016, the gelatin business earnings reflected strong profitability in the Company's North American, South American, and European operations which offset the lower sales prices and volumes in China. The European edible fats earnings improved due to stable fat finished product prices. The Company's casing business profitability improved as compared to the same period in the prior year due to higher sales prices and volumes. Selling, general and administrative expense was reduced by $0.9 million which included $8.5 million of gains on currency hedges while depreciation and amortization increased.

Fuel Ingredients Segment

Raw material volume. Overall, in the fiscal year 2016, the raw material processed by the Company's Fuel Ingredients segment totaled 1.18 million metric tons. Compared to the fiscal year 2015 overall raw material volume processed in the Fuel Ingredients segment increased approximately 0.7%.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2016, the gross margin percentage was 26.1% as compared to 22.4% for fiscal 2015. This increase is attributable to improved performance in the Rendac and Ecoson business units and a full year of production and higher RIN values in the Canadian biodiesel unit.

Segment operating income. Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for fiscal year 2016 was $29.2 million, an increase of $12.0 million as compared to fiscal year 2015. The increase in earnings is due to improved Rendac performance, full year productivity and higher RIN values at the Canadian biodiesel plant and increasing sales volumes and finished product pricing at Ecoson. Also contributing to the increase in earnings was lower selling, general and administrative expense and an insurance settlement on the Ecoson fire which occurred in 2015. Including the DGD Joint Venture, the Fuel Ingredients segment income for fiscal 2016 was $99.1 million, as compared to $89.1 million in the same period of fiscal 2015. The increase of $10.0 million is primarily related to the reasons listed previously but offset by the lower sales volumes reflected in the $2.0 million decrease in the income of the DGD Joint Venture.

Foreign Currency

During fiscal 2016, the U.S. dollar strengthened against most of the other functional currencies used by the Company's non-domestic operations when compared to the same period in fiscal 2016. Using actual results for fiscal year 2016 and the prior year's average foreign currency rates for the fiscal 2015 would result in an increase in operating income of approximately $2.0 million. The average rates assumption used in this calculation was the actual fiscal average rate for fiscal year 2016 of €1.00:USD$1.106 and CAD$1.00:USD$0.76 as compared to the average rate for fiscal year 2015 of €1.00:USD$1.108 and CAD$1.00:USD$0.77, respectively.

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

Income Taxes. The Company recorded income tax expense of $15.3 million for fiscal year 2016, compared to $13.5 million of income tax expense recorded in fiscal year 2015, an increase of $1.8 million, which is primarily due to increased pre-tax earnings of the Company in fiscal year 2016.  The effective tax rate for fiscal year 2016 and fiscal year 2015 is 12.5% and 13.7%, respectively. The effective tax rate for fiscal year 2016 differs from the statutory rate of 35% due primarily to the biofuel tax incentives from the DGD Joint Venture, the relative mix of earnings among jurisdictions with different tax rates, and subpart F income. The effective tax rate for fiscal year 2015 differs from the statutory rate of 35% due primarily to the biofuel tax incentives from the DGD Joint Venture, the relative mix of earnings amount jurisdictions with different tax rates, subpart F income, deferred tax on unremitted foreign earnings and change in valuation allowance. Excluding the biofuel tax incentive, the effective tax rate for fiscal 2016 and 2015 is 35.7% and 42.2%, respectively.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Fiscal Year Ended December 30, 2017 Compared to Fiscal Year Ended December 31, 2016 - Non-U.S. GAAP Measures.”

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

For the fiscal year ended December 31, 2016, the Company generated Adjusted EBITDA (Non-GAAP) of $442.0 million, as compared to $412.5 million for the year ended January 2, 2016. The increase is attributable to higher raw material volumes in the Feed and Food Ingredients segments and higher finished product prices for fats in the Feed Ingredients segment that more than offset lower protein finished product prices in the Feed Ingredients segment and lower finished product prices in the Food Ingredients segment. Additionally, lower selling, general and administrative expense due to cost reductions and offsetting gains in currency hedges primarily in the Food Ingredients segment also contributed to the increase.

On a Pro forma Adjusted EBITDA (Non-GAAP) basis, the Company would have generated $442.4 million for the fiscal year ended December 31, 2016, as compared to $420.8 million for the year ended January 2, 2016 when excluding acquisition and integration-related expenses.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA (Non-GAAP), the Pro forma Adjusted EBITDA (Non-GAAP), or the Pro forma Adjusted EBITDA to Foreign Currency (non-GAAP). See Note 7 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at December 30, 2017. On December 30, 2017, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(6,638)
Carrying value of 5.375% Notes due 2022	$493,362

4.75 % Notes due 2022 - Denominated in euros	$617,356
Less unamortized deferred loan costs	(8,675)
Carrying value of 4.75% Notes due 2022	$608,681

Amended Credit Agreement:
Term Loan A	$96,365
Less unamortized deferred loan costs	(671)
Carrying value of Term Loan A	$95,694

Term Loan B	$505,000
Less unamortized deferred loan costs	(10,578)
Carrying value of Term Loan B	$494,422

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	—
Letters of credit issued	23,997
Availability	$976,003

Other Debt	$22,034

During fiscal 2017, the U.S. dollar weakened as compared to the euro and Canadian dollar. Using the euro and Canadian dollar based debt outstanding at December 30, 2017 and comparing the closing balance sheet rates at December 30, 2017 to those at December 31, 2016, the U.S. dollar debt balances of euro based debt increased by $72.5 million and the U.S. dollar debt balances of Canadian based debt increased by approximately $3.8 million, at December 30, 2017. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at December 30, 2017 of €1.00:USD$1.198750 and CAD$1.00:USD$0.797970 as compared to the closing balance sheet rate at December 31, 2016 of €1.00:USD$1.05600 and CAD$1.00:USD$0.742094, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective December 18, 2017, the Company, and certain of its subsidiaries entered into an amendment (the “Fifth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fifth Amendment (i) refinances the term B loans under the Amended Credit Agreement with new term B loans in an aggregate principal amount of $525.0 million with a maturity date of December 18, 2024; (ii) adjusts the applicable margin pricing on borrowings under the term B loan; (iii) modifies certain of the negative covenants to increase the allowances for certain actions, including debt and investments; and (iv) makes other updates and changes. Effective December 16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment extended the maturity date of the term A loans and revolving credit facility loans under the Amended Credit Agreement from September 27, 2018 to December 16, 2021. For more information regarding the Amended Credit Agreement see Note 10 of Notes to Consolidated Financial Statements included herein.

•
As of December 30, 2017, the Company had availability of $976.0 million under the revolving loan facility, taking into account an aggregate of no outstanding borrowings and letters of credit issued of $24.0 million.

•
As of December 30, 2017, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$83.4 million and $156.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments which commenced on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021.

•
As of December 30, 2017, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $20.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•
The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.00% per annum or base rate/Canadian prime rate plus 1.00% per annum, subject to certain step-downs or step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes. The 5.375% Notes, which were offered in a private offering in connection with its acquisition of its Darling Ingredients International business, were issued pursuant to the Original 5.375% Indenture, (as supplemented, the “5.375% Indenture”), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the “5.375% Trustee”). For a description of the terms of the 5.375% Notes see Note 10 of Notes to Consolidated Financial Statements.

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

Other debt consists of Canadian and European capital lease obligations, note arrangements in Argentina, Brazil, Japan and European and U.S. notes that are not part of the Company's Amended Credit Agreement, 5.375% Notes or 4.75% Notes.

The classification of long-term debt in the Company’s December 30, 2017 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

As of December 30, 2017, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

Working Capital and Capital Expenditures

On December 30, 2017, the Company had working capital of $397.0 million and its working capital ratio was 1.71 to 1 compared to working capital of $441.5 million and a working capital ratio of 1.98 to 1 on December 31, 2016. At December 30, 2017, the Company had unrestricted cash of $106.8 million and funds available under the revolving credit facility of $976.0 million, compared to unrestricted cash of $114.6 million and funds available under the revolving credit facility of $968.1 million at December 31, 2016.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $410.6 million and $391.0 million for the fiscal years ended December 30, 2017 and December 31, 2016, respectively, an increase of $19.6 million due primarily to an increase in net income of approximately $26.2 million and changes in operating assets that include an increase in cash provided by accounts receivable of approximately $26.3 million, an increase in accounts payable and accrued expense of approximately $34.1 million and a decrease in cash used by inventory and prepaid expenses of approximately $30.3 million. Cash used by investing activities was $284.1 million during fiscal 2017, compared to $243.2 million in fiscal 2016, an increase in cash used of $40.9 million, primarily due to an increase in cash paid for capital expenditures and cash payments for routes and other intangibles.  Net cash used by financing activities was $154.9 million during fiscal 2017, compared to $183.9 million in fiscal 2016, a decrease in cash used of $29.0 million. The decrease in cash used by financing activities was primarily due to a decrease in debt payments as compared to fiscal 2016.

Capital expenditures of $274.2 million were made during fiscal 2017 as compared to $243.5 million in fiscal 2016, an increase of $30.7 million, or 12.6%. In fiscal 2018, the Company expects to incur approximately $219 million in regular type capital expenditures and approximately $114 million for new construction (including expansions) for a total of approximately $333 million. These costs are expected to be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $27.5 million in fiscal 2017, $17.5 million in fiscal 2016 and $17.6 million in fiscal 2015.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal 2017, the Company has accrued approximately $9.4 million as of December 30, 2017 that it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 30, 2017.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $1.2 million in order to meet minimum pension funding requirements to its domestic plans in fiscal 2018. In addition, the Company expects to make payments of approximately $3.8 million under its foreign pension plans in fiscal 2018.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2017 and fiscal 2016 of approximately $1.0 million and $0.6 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2017 of approximately $3.3 million, as compared to $4.7 million in contributions in fiscal 2016.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, six plans have certified as critical or red zone and one have certified as endangered or yellow zone, as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate current liability of approximately $1.7 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for the completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of December 30, 2017, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $273.9 million on the consolidated balance sheet. Distribution of earnings to the venture partners is prohibited until certain conditions required under the DGD Joint Venture’s Loan Agreement are satisfied, including prepayments of principal by the DGD Joint Venture upon qualifying events. In addition, the DGD Joint Venture has no mandatory distributions to its joint venture partners. During the fiscal year ended December 30, 2017, the DGD Joint Venture made dividend distributions to each partner in the amount of $25.0 million.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons. Final engineering and cost analysis for the project were completed during the third quarter of fiscal 2016. The estimated construction costs for the project are $190 million, which is expected to be funded by DGD Joint Venture cash flow. The DGD Joint Venture estimates completion of construction and commissioning of the project in the second quarter of 2018. The DGD Joint Venture expects to operate at full capacity throughout the remainder of the expansion phase, excluding and an estimated 40 days of necessary downtime for final tie-ins in 2018. The planned expansion will also include expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. In November 2017, the Company announced that the DGD Joint Venture was initiating an engineering and construction cost review to analyze an additional expansion of the DGD Facility’s annual production capacity to 550 million gallons. A final decision on the incremental 275 million gallons of annual production capacity is expected in 2018 and will be dependent on further engineering and cost estimates, as well as the status of government regulations.

On February 23, 2015, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2018, unless extended by agreement of the parties. As of December 30, 2017, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partner, evaluates its capital structure from time to time, including opportunities to refinance the JV Loan.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal 2017, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2018 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24-month period; however, the Board has subsequently extended the program for an additional 24 month period and reset the amount of the program to $100.0 million. Accordingly, repurchases may occur through August 13, 2019, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and, as of the date of this report, has $100.0 million remaining in its share repurchase program.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at December 30, 2017 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$1,718,721	$—	$—	$1,219,971	$498,750
Operating lease obligations (c)	145,026	45,345	65,594	20,900	13,187
Capital lease obligations (c)	1,395	927	468	—	—
Estimated interest payable (d)	393,071	82,318	164,929	111,103	34,721
Purchase commitments (e)	44,392	44,392	—	—	—
Pension funding obligation (f)	4,950	4,950	—	—	—
Other obligations	20,709	15,267	3,576	1,612	254
Total	$2,328,264	$193,199	$234,567	$1,353,586	$546,912

(a)	The above table does not reflect uncertain tax positions at December 30, 2017. The Company's uncertain tax position is approximately $2.4 million.

(b)	Represents debt obligations outstanding as of December 30, 2017. See Note 10 to the consolidated financial statements.

(c)	See Note 9 to the consolidated financial statements.

(d)	Interest payable was calculated using the current rate for the debt that was outstanding as of December 30, 2017.

(e)	Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finished product purchases.

(f)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $5.0 million in required contributions to domestic and foreign pension plans in fiscal 2018.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $54.2 million at the end of fiscal 2017.  The Company knows certain of the multiemployer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multiemployer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of December 30, 2017 relate to operating lease obligations, letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at December 30, 2017 (in thousands):

Other commercial commitments:
Standby letters of credit	$23,997
Foreign bank guarantees	12,337
Total other commercial commitments:	$36,334

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $44.4 million of commodity products, consisting of approximately $22.8 million of finished and raw material products and approximately $19.1 million of natural gas and diesel fuel and approximately $2.5 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at December 30, 2017. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2018, in accordance with U.S. GAAP.

Based upon underlying lease agreements, the Company is obligated to pay approximately $45.3 million for operating leases during fiscal 2018, which are not included in liabilities on the Company’s balance sheet at December 30, 2017.  These lease obligations are included in cost of sales or selling, general and administrative expense on the Company’s Statement of Operations as the underlying lease obligation comes due, in accordance with U.S. GAAP.

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

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In fiscal 2017, the Company recognized that operational inefficiencies and losses in Hurlingham, Argentina were negatively impacting results and asset values. An improvement plan was developed, implemented, and is effecting positive change in the plant’s operations. When the impairment assessment was completed, the Company concluded that there is no impairment. In fiscal 2016 and 2015, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment.

Goodwill Valuation

The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 28, 2017 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date. Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

Based on the Company’s annual impairment testing at October 28, 2017, October 29, 2016 and October 31, 2015, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 28, 2017, the fair value of six of the Company's nine reporting units was less than 30% in excess of its carrying value. There were no reporting units with a carrying value less than 10% of the estimated fair value.  The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these six reporting units was approximately $732.4 million.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. Goodwill was approximately $1,301.1 million and $1,225.9 million at December 30, 2017 and December 31, 2016, respectively.

Pension Liability

The Company has retirement and pension plans covering a substantial number of its domestic and foreign employees. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels, mortality rates and trends in health care costs. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic benefit cost recorded in future periods.

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 3.40% at December 30, 2017 and 3.81% at December 31, 2016, respectively.  The net periodic benefit cost for fiscal 2018 would increase by approximately $1.2 million if the discount rate was 0.5% lower at a weighted average of 2.90%.  The net periodic benefit cost for fiscal 2018 would decrease by approximately $1.2 million if the discount rate was 0.5% higher at a weighted average of 3.90%.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU amends Topic 220, Income Statement - Reporting Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. The Company is currently evaluating the impact of this standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets and disclosures, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company has completed its assessment of this ASU to identify any potential changes in the amount and timing of revenue recognition for its current contracts and the expected impact on the Company's business processes, systems and controls. Based on this assessment, the Company has elected to adopt this standard on a modified retrospective basis beginning in fiscal 2018. The adoption will not change the timing of revenues as the Company's revenues have been determined to be recognized at a point in time and not over time. The Company has elected not to capitalize contract fulfillment costs as the recovery of such costs are for a period of less than one year's time and are not material to the Company. Additionally, the Company has elected to treat shipping and handling as fulfillment costs, which will result in a reduction of revenue and a reduction of cost of sales for fiscal 2017 and fiscal 2016 of approximately $161.1 million and $149.0 million, respectively with no impact on overall earnings. The Company is currently reviewing the expanded incremental disclosures and the disaggregation of revenues disclosures as required under ASU No. 2014-09.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At December 30, 2017, the Company had natural gas swap contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn options and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2017, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts , the Company fixed the expected purchase cost of a portion of its U.S plants' forecasted natural gas usage into the first quarter of fiscal 2018. As of December 30, 2017, the aggregate fair value of these natural gas contracts was less than $0.1 million and is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2016 and fiscal 2017, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of December 30, 2017, the aggregate fair value of these corn option contracts was $3.4 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of December 30, 2017, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	28,792	Euro	7,457	3.53 - 4.00	$8,700
Brazilian real	67,834	U.S. dollar	20,590	3.16 - 3.53	20,590
Euro	65,457	U.S. dollar	77,795	1.18 - 1.20	77,795
Euro	9,017	Polish zloty	38,000	4.20 - 4.22	10,810
Euro	5,030	Japanese yen	673,000	132.64 - 134.24	6,030
Euro	28,077	Chinese renminbi	222,612	7.63 - 7.95	33,658
Euro	11,363	Australian dollar	17,800	1.57	13,621
Euro	2,890	British pound	2,565	0.89	3,465
Polish zloty	18,062	Euro	4,259	4.21 - 4.26	5,191
British pound	196	Euro	220	0.89	264
Japanese yen	280,608	U.S. dollar	2,505	110.85 - 112.99	2,505
					$182,629

The above foreign currency contracts mature within one year and include hedges on approximately $68.0 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $2.0 million and are included in other current assets and accrued expenses at December 30, 2017.

Additionally, the Company had corn options and forward contracts that are marked to market because they did not qualify for hedge accounting at December 30, 2017.  These contracts have an aggregate fair value of less than $0.6 million and are included in current other assets and accrued expenses at December 30, 2017.

As of December 30, 2017, the Company had forward purchase agreements in place for purchases of approximately $19.1 million of natural gas and diesel fuel and approximately $2.5 million of other commitments in fiscal 2016.  As of December 30, 2017, the Company had forward purchase agreements in place for purchases of approximately $22.8 million of finished product in fiscal 2017 and years beyond.

Interest Rate Sensitivity

At December 30, 2017, the Company's fixed rate debt obligations consist of the 5.375% Notes, the 4.75% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 5.03%. As of December 30, 2017, the Company has long-term debt of approximately $0.6 billion subject to variable interest rates under the Company's Senior Secured Credit Facilities. This portion of the Company's debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company's annual interest expense by approximately $6.0 million.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darling Ingredients Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 30, 2017, and the related notes, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Dallas, Texas
February 27, 2018

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darling Ingredients Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Darling Ingredients Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2017, and the related notes, (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Dallas, Texas
February 27, 2018

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 2017 and December 31, 2016
(in thousands, except share and per share data)

ASSETS	December 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$106,774	$114,564
Restricted cash	142	293
Accounts receivable, less allowance for bad debts of $8,045 at December 30, 2017 and $8,090 at December 31, 2016	391,847	388,397
Inventories	358,183	330,815
Prepaid expenses	38,326	29,984
Income taxes refundable	4,509	7,479
Other current assets	56,664	21,770
Total current assets	956,445	893,302

Property, plant and equipment, net	1,645,822	1,515,575
Intangible assets, less accumulated amortization of $383,836 at December 30, 2017 and $301,187 at December 31, 2016	676,500	711,927
Goodwill	1,301,093	1,225,893
Investment in unconsolidated subsidiaries	302,038	292,717
Other assets	62,284	43,613
Deferred income taxes	14,043	14,990
	$4,958,225	$4,698,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,143	$23,247
Accounts payable, principally trade	217,417	180,895
Income taxes payable	12,300	4,913
Accrued expenses	313,623	242,796
Total current liabilities	559,483	451,851

Long-term debt, net of current portion	1,698,050	1,727,696
Other noncurrent liabilities	106,287	96,114
Deferred income taxes	266,708	346,134
Total liabilities	2,630,528	2,621,795

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 250,000,000 shares authorized, 167,892,500 and 167,641,415 shares issued at December 30, 2017 and December 31, 2016, respectively	1,679	1,676
Additional paid-in capital	1,515,614	1,499,431
Treasury stock, at cost; 3,239,063 and 3,028,857 shares at December 30, 2017 and December 31, 2016, respectively	(44,063)	(40,909)
Accumulated other comprehensive loss	(209,524)	(340,006)
Retained earnings	981,227	852,802
Total Darling's stockholders’ equity	2,244,933	1,972,994
Noncontrolling interests	82,764	103,228
Total stockholders’ equity	2,327,697	2,076,222
	$4,958,225	$4,698,017

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 30, 2017
(in thousands, except per share data)

	December 30, 2017	December 31, 2016	January 2, 2016
Net sales	$3,662,251	$3,391,928	$3,391,255
Costs and expenses:
Cost of sales and operating expenses	2,875,851	2,635,547	2,654,025
Selling, general and administrative expenses	347,487	314,005	316,383
Depreciation and amortization	302,100	289,908	269,904
Acquisition and integration costs	—	401	8,299
Total costs and expenses	3,525,438	3,239,861	3,248,611
Operating income	136,813	152,067	142,644

Other expense:
Interest expense	(88,926)	(94,187)	(105,530)
Foreign currency losses	(6,898)	(1,854)	(4,911)
Other expense, net	(5,293)	(3,866)	(6,839)
Total other expense	(101,117)	(99,907)	(117,280)

Equity in net income of unconsolidated subsidiaries	28,504	70,379	73,416
Income from operations before income taxes	64,200	122,539	98,780

Income tax expense/(benefit)	(69,154)	15,315	13,501

Net income	133,354	107,224	85,279

Net income attributable to noncontrolling interests	(4,886)	(4,911)	(6,748)

Net income attributable to Darling	$128,468	$102,313	$78,531

Net income per share:
Basic	$0.78	$0.62	$0.48
Diluted	$0.77	$0.62	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended December 30, 2017
(in thousands)

	December 30, 2017	December 31, 2016	January 2, 2016
Net income	$133,354	$107,224	$85,279
Other comprehensive income/(loss), net of tax:
Foreign currency translation	121,810	(5,593)	(162,436)
Pension adjustments	5,829	(1,016)	4,202
Natural gas swap derivative adjustments	(18)	—	—
Corn option derivative adjustments	(1,078)	625	1,767
Total other comprehensive loss, net of tax	126,543	(5,984)	(156,467)
Total comprehensive income/(loss)	259,897	101,240	(71,188)
Comprehensive income attributable to noncontrolling interests	947	3,015	9,139
Comprehensive income/(loss) attributable to Darling	$258,950	$98,225	$(80,327)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 30, 2017
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at January 3, 2015	164,712,663	$1,662	$1,479,637	$(23,207)	$(177,060)	$671,958	$1,952,990	$98,144	$2,051,134
Net income	—	—	—	—	—	78,531	78,531	6,748	85,279
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,295)	(3,295)
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(87)	(87)
Pension liability adjustments, net of tax	—	—	—	—	4,202	—	4,202	—	4,202
Corn option derivative adjustment, net of tax	—	—	—	—	1,767	—	1,767	—	1,767
Foreign currency translation adjustments	—	—	—	—	(164,827)	—	(164,827)	2,391	(162,436)
Issuance of non-vested stock	261,615	3	3,788	—	—	—	3,791	—	3,791
Stock-based compensation	—	—	2,083	—	—	—	2,083	—	2,083
Tax benefits associated with stock-based compensation	—	—	(389)	—	—	—	(389)	—	(389)
Treasury stock	(834,477)	—	—	(11,109)	—	—	(11,109)	—	(11,109)
Issuance of common stock	595,575	6	3,664	—	—	—	3,670	—	3,670
Balances at January 2, 2016	164,735,376	$1,671	$1,488,783	$(34,316)	$(335,918)	$750,489	$1,870,709	$103,901	$1,974,610
Net income	—	—	—	—	—	102,313	102,313	4,911	107,224
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,688)	(3,688)
Pension liability adjustments, net of tax	—	—	—	—	(1,016)	—	(1,016)	—	(1,016)
Corn option derivative adjustment, net of tax	—	—	—	—	625	—	625	—	625
Foreign currency translation adjustments	—	—	—	—	(3,697)	—	(3,697)	(1,896)	(5,593)
Issuance of non-vested stock	341,185	3	4,128	—	—	—	4,131	—	4,131
Stock-based compensation	—	—	4,081	—	—	—	4,081	—	4,081
Tax benefits associated with stock-based compensation	—	—	(364)	—	—	—	(364)	—	(364)
Treasury stock	(693,250)	—	—	(6,593)	—	—	(6,593)	—	(6,593)
Issuance of common stock	229,247	2	2,803	—	—	—	2,805	—	2,805
Balances at December 31, 2016	164,612,558	$1,676	$1,499,431	$(40,909)	$(340,006)	$852,802	$1,972,994	$103,228	$2,076,222
Adjustment to initially apply FASB ASC No. 2016-09 Improvements to Employee Share-Based Payment Accounting	—	—	—	—	—	(43)	(43)	—	(43)
Net income	—	—	—	—	—	128,468	128,468	4,886	133,354
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,020)	(4,020)
Deductions to noncontrolling interests	—	—	(1,721)	—	—	—	(1,721)	(17,391)	(19,112)
Pension liability adjustments, net of tax	—	—	—	—	5,829	—	5,829	—	5,829
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(18)	—	(18)	—	(18)
Corn option derivative adjustment, net of tax	—	—	—	—	(1,078)	—	(1,078)	—	(1,078)
Foreign currency translation adjustments	—	—	—	—	125,749	—	125,749	(3,939)	121,810
Stock-based compensation	—	—	14,831	—	—	—	14,831	—	14,831
Treasury stock	(210,206)	—	—	(3,154)	—	—	(3,154)	—	(3,154)
Issuance of common stock	251,085	3	3,073	—	—	—	3,076	—	3,076
Balances at December 30, 2017	164,653,437	$1,679	$1,515,614	$(44,063)	$(209,524)	$981,227	$2,244,933	$82,764	$2,327,697

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 30, 2017
(in thousands)

	December 30, 2017	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net income	$133,354	$107,224	$85,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302,100	289,908	269,904
Deferred income taxes	(98,805)	(11,532)	7,807
Loss/(gain) on sale of assets	(237)	1,744	1,311
Gain on insurance proceeds from insurance settlement	(1,427)	(356)	(561)
Increase/(decrease) in long-term pension liability	2,383	(430)	(4,811)
Stock-based compensation expense	17,598	10,330	8,995
Write-off deferred loan costs	766	528	10,633
Deferred loan cost amortization	8,736	11,171	10,155
Equity in net income of unconsolidated subsidiaries	(28,504)	(70,379)	(73,416)
Distributions of earnings from unconsolidated subsidiaries	26,761	26,317	26,589
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,482	(22,796)	8,214
Income taxes refundable/payable	9,360	2,839	12,377
Inventories and prepaid expenses	(15,022)	15,343	34,536
Accounts payable and accrued expenses	73,386	39,286	(11,449)
Other	(23,344)	(8,161)	35,396
Net cash provided by operating activities	410,587	391,036	420,959
Cash flows from investing activities:
Capital expenditures	(274,168)	(243,523)	(229,848)
Acquisitions, net of cash acquired	(12,144)	(8,511)	(377)
Investment in unconsolidated subsidiary	(4,750)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	8,090	7,329	3,840
Proceeds from insurance settlement	6,054	1,537	561
Payments related to routes and other intangibles	(7,135)	(23)	(3,845)
Net cash used in investing activities	(284,053)	(243,191)	(229,669)
Cash flows from financing activities:
Proceeds from long-term debt	33,401	36,327	590,745
Payments on long-term debt	(149,623)	(204,428)	(609,255)
Borrowings from revolving credit facility	199,495	99,276	78,244
Payments on revolving credit facility	(204,935)	(104,028)	(166,755)
Net cash overdraft financing	(714)	1,071	(1,261)
Deferred loan costs	(6,717)	(3,879)	(17,310)
Issuance of common stock	22	188	171
Repurchase of common stock	—	(5,000)	(5,912)
Minimum withholding taxes paid on stock awards	(3,049)	(1,843)	(4,874)
Deductions of noncontrolling interest	(17,451)	—	(87)
Distributions to noncontrolling interests	(5,281)	(1,552)	(3,295)
Net cash used in financing activities	(154,852)	(183,868)	(139,589)
Effect of exchange rate changes on cash flows	20,528	(6,297)	(3,601)
Net increase/(decrease) in cash and cash equivalents	(7,790)	(42,320)	48,100
Cash and cash equivalents at beginning of year	114,564	156,884	108,784
Cash and cash equivalents at end of year	$106,774	$114,564	$156,884
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$1,521	$(937)	$5,325
Cash paid during the year for:
Interest, net of capitalized interest	$78,233	$82,094	$78,979
Income taxes, net of refunds	$26,304	$23,220	$(3,035)
Non-cash financing activities
Debt issued for service contract assets	$9,459	$10	$2,591
Contribution of assets to unconsolidated subsidiary	$—	$2,674	$—
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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 30, 2017, the 52 weeks ended December 31, 2016, and the 52 weeks ended January 2, 2016.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(5)	Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is primarily determined using the first-in, first-out (FIFO) method for the Feed Ingredients and Fuel Ingredients segments. In the Food Ingredients segment cost is primarily determined based on the weighted average cost.

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

Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin Industries Inc. on December 17, 2010 (which was subsequently converted to a limited liability company) and its subsidiaries (“Griffin”) and trade names acquired in the acquisition of its Darling Ingredients International business.  Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products;  2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired;  4) trade names; and 5) royalty, consulting, land use rights and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 21 years for collection routes; 10 to 20 years for permits; 3 to 7 years for non-compete covenants; and 4 to 15 years for trade names.  Royalty, consulting, land use rights and leasehold agreements are amortized over the term of the agreement.

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

The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 28, 2017 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date.  Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

In fiscal 2017, 2016 and 2015, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values.  Goodwill was approximately $1,301.1 million and $1,225.9 million at December 30, 2017 and December 31, 2016, respectively.  See Note 6 for further information on the Company’s goodwill.

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

During 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act” or “U.S. tax reform”), effective January 1, 2018, that, among other things, lowered the corporate income tax rate from 35% to 21%, moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred earnings of foreign subsidiaries, and introduced new provisions regarding the taxation of global intangible low-taxed income (“GILTI”) of foreign subsidiaries. The Company will be subject to the GILTI provisions effective beginning January 1, 2018. The Financial Accounting Standards Board (“FASB”) allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. The Company’s accounting policy election is to account for GILTI as incurred. See Note 12 for further information regarding the income tax accounting impact of the Tax Act.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Net Income per Common Share (in thousands, except per share data)
		December 30,			December 31,			January 2,
		2017			2016			2016
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$128,468	164,752	$0.78	$102,313	164,600	$0.62	$78,531	165,031	$0.48

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	3,865	—	—	1,329	—	—	168	—
Less: Pro-forma treasury shares	—	(1,887)	—	—	(717)	—	—	(80)	—
Diluted:
Net income attributable to Darling	$128,468	166,730	$0.77	$102,313	165,212	$0.62	$78,531	165,119	$0.48

For fiscal 2017, 2016 and 2015, respectively, 340,504, 1,148,707 and 790,092 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2017, 2016 and 2015, respectively, 288,616, 758,557 and 587,961 non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU amends Topic 718, Compensation- Stock Compensation, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company adopted this standard in the first quarter ended April 1, 2017 and prior periods were not recasted. The impact of the adoption resulted in the following:

•
The Company recorded a tax benefit of approximately $0.1 million within income tax expense for the year ended December 30, 2017 related to the excess tax expense on stock options, nonvested stock, director restricted stock units and performance units. Prior to the adoption this amount would have been recorded as reduction of additional paid-in capital.

•
The Company has made a policy election to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. Applying this guidance on a modified retrospective basis resulted in an insignificant adjustment to opening retained earnings.

•
The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted. For the year ended December 31, 2016 and January 2, 2016, the Company recognized $0.4 million, respectively of such tax benefit as a decrease in operating cash flow.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company's diluted earnings per share for the year ended December 30, 2017. This increased the Company's diluted weighted average common shares outstanding by approximately 367,000 shares for the year ended December 30, 2017.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Total stock-based compensation recognized in the statement of operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was approximately $17.6 million, $10.3 million and $9.0 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $3.7 million, $3.4 million and $3.3 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company's 5.375% Senior Notes due 2022, 4.75% Senior Notes due 2022, term loans and revolver borrowings outstanding at December 30, 2017, as described in Note 10 have a fair value based on market valuation from a third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the carrying value. See Note 17 for financial instruments' fair values.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

treatment ceases if or when the hedge transaction is no longer probable of occurring or the hedge relationship correlation no longer qualifies for hedge accounting.

At December 30, 2017, the Company had corn options and natural gas swap contracts outstanding that qualified and were designated for hedge accounting as well as corn options and futures and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

(18)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gain of approximately $125.7 million in fiscal 2017 and losses of approximately $3.7 million and $164.8 million in fiscal 2016 and fiscal 2015, respectively.

(19)	Reclassification

Certain prior year immaterial amounts have been reclassified to conform to the current year presentation. Previously reported amounts have been adjusted to reflect the correction of an immaterial classification error in net sales and cost of sales, as described in Note 21.

(20)	Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

NOTE 2.    ACQUISITIONS AND DISPOSITIONS

In fiscal 2017, the Company, through a wholly-owned international subsidiary, acquired the minority interest in one of its international subsidiaries for approximately $19.1 million, including transaction costs. Additionally, the Company made other immaterial acquisitions in fiscal 2017, fiscal 2016 and fiscal 2015.

In January 2018, the Company through a wholly-owned international subsidiary, sold a portion of its interest in a majority owned consolidated subsidiary for approximately $2.8 million. This transaction will result in the foreign subsidiary being deconsolidated and accounted for using the equity method of accounting, effective January 2018. In fiscal 2017, as part of this transaction, the Company recorded $37.8 million of assets held for sale and $19.2 million

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

of liabilities held for sale, which are included in other current assets and accrued liabilities, respectively. In addition, the Company recorded a loss of approximately $0.9 million in fiscal 2017.

NOTE 3.    INVENTORIES

A summary of inventories follows (in thousands):

	December 30, 2017	December 31, 2016
Finished product	$171,277	$156,542
Work in process	101,540	87,284
Raw material	33,173	39,859
Supplies and other	52,193	47,130
	$358,183	$330,815

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

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 30, 2017	December 31, 2016
Land	$165,847	$152,949
Buildings and improvements	513,078	464,957
Machinery and equipment	1,617,008	1,385,694
Vehicles	229,995	204,995
Aircraft	13,504	13,504
Construction in process	181,838	135,662
	2,721,270	2,357,761
Accumulated depreciation	(1,075,448)	(842,186)
	$1,645,822	$1,515,575

NOTE 5.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	December 30, 2017	December 31, 2016
Indefinite Lived Intangible Assets
Trade names	$54,682	$51,687
	54,682	51,687
Finite Lived Intangible Assets:
Routes	397,808	374,989
Permits	512,659	493,311
Non-compete agreements	3,963	3,638
Trade names	76,558	76,033
Royalty, consulting, land use rights and leasehold	14,666	13,456
	1,005,654	961,427
Accumulated Amortization:
Routes	(136,592)	(105,934)
Permits	(211,264)	(170,165)
Non-compete agreements	(2,387)	(1,788)
Trade names	(30,235)	(21,042)
Royalty, consulting, land use rights and leasehold	(3,358)	(2,258)
	(383,836)	(301,187)
Total Intangible assets, less accumulated amortization	$676,500	$711,927

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2017 and fiscal 2016 by approximately $6.7 million and $27.7 million, respectively as a result of asset retirements.
In addition, gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially increased in fiscal 2017 and fiscal 2016 due to acquired intangibles of approximately $9.0 million and $7.1 million, respectively. Amortization expense for the three years ended December 30, 2017, December 31, 2016 and January 2, 2016, was approximately $78.0 million, $77.7 million and $83.3 million, respectively. Amortization expense for the next five fiscal years is estimated to be $77.3 million, $76.1 million, $75.6 million, $75.0 million and $74.0 million.

NOTE 6.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 2, 2016
Goodwill	$812,797	$323,385	$112,834	$1,249,016
Accumulated impairment losses	(15,914)	—	—	(15,914)
	796,883	323,385	112,834	1,233,102
Goodwill acquired during year	827	—	2	829
Foreign currency translation	(3)	(6,377)	(1,658)	(8,038)
Balance at December 31, 2016
Goodwill	813,621	317,008	111,178	1,241,807
Accumulated impairment losses	(15,914)	—	—	(15,914)
	797,707	317,008	111,178	1,225,893
Goodwill acquired during year	1,880	—	—	1,880
Goodwill disposed of during year	(2,894)	—	—	(2,894)
Foreign currency translation	35,560	27,463	13,191	76,214
Balance at December 30, 2017
Goodwill	848,167	344,471	124,369	1,317,007
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$832,253	$344,471	$124,369	$1,301,093

Certain of the Company's rendering facilities are highly dependent on one or few suppliers.  It is reasonably possible that certain of those suppliers could cease their operations or choose a competitor’s services, which could have a significant impact on these facilities.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2017, fiscal 2016 and fiscal 2015, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value pursuant to a quantitative assessment completed as of October 28, 2017, October 29, 2016 and October 31, 2015, respectively.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that were acquired in the VION Acquisition that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	December 31, 2017	December 31, 2016
Assets:
Total current assets	$202,778	$268,734
Property, plant and equipment, net	435,328	354,871
Other assets	4,655	12,164
Total assets	$642,761	$635,769
Liabilities and members' equity:
Total current portion of long term debt	$17,023	$17,023
Total other current liabilities	40,705	23,200
Total long term debt	36,730	53,753
Total other long term liabilities	450	418
Total members' equity	547,853	541,375
Total liabilities and member's equity	$642,761	$635,769

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenues:
Operating revenues	$633,908	$527,670	$475,934
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	547,512	353,222	298,946
Depreciation, amortization and accretion expense	28,955	27,821	19,714
Operating income	57,441	146,627	157,274
Other income	1,343	551	120
Interest and debt expense, net	(2,306)	(7,354)	(13,604)
Net income	$56,478	$139,824	$143,790

As of December 30, 2017, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $273.9 million on the consolidated balance sheet and has recorded approximately $28.2 million, $69.9 million and $71.9 million in equity net income in the unconsolidated subsidiary for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. Biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing 0.1% diesel fuel for fiscal years ended December 31, 2016 and December 31, 2015. These biodiesel blenders tax credits expired on December 31, 2016, as a result the DGD Joint Venture fiscal 2017 results do not include any blenders tax credits. As a blender, the DGD Joint Venture has recorded approximately $160.6 million and $156.6 million in blender credits, for its fiscal years ended December 31, 2016 and December 31, 2015, respectively. These blenders credits were recorded by the DGD Joint Venture as a reduction of total costs and expenses in the above table. In fiscal 2015, the DGD Joint Venture booked all blenders tax credits in the fourth quarter. In addition, for each of the years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company received $25.0 million in dividend distributions from the DGD Joint Venture.

In February 2018, the blender tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. The DGD Joint Venture is expected to receive approximately $160.4 million in fiscal 2018 for these reinstated blenders tax credits.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Compensation and benefits	$102,474	$83,355
Utilities and sewage	18,077	16,446
Accrued income, ad valorem, and franchise taxes	30,546	19,179
Reserve for self insurance, litigation, environmental and tax matters (Note 19)	13,101	12,479
Medical claims liability	8,502	5,070
Accrued operating expenses	61,230	55,128
Accrued interest payable	16,125	15,961
Liabilities for sale	19,172	—
Other accrued expense	44,396	35,178
	$313,623	$242,796

NOTE 9.    LEASES

The Company leases 14 processing plants and storage locations, land surrounding certain processing plants and three office locations under operating leases and a portion of its transportation equipment under operating and capital leases.  Leases are noncancellable and expire at various times through the year 2104.  Minimum rental commitments under noncancellable leases as of December 30, 2017, are as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2018	$45,345	$927
2019	39,414	311
2020	26,180	157
2021	14,770	—
2022	6,130	—
Thereafter	13,186	—
	$145,025	$1,395
Less amounts representing interest		(60)
Capital lease obligations included in current and long-term debt		$1,335

Rent expense was approximately $48.7 million, $43.6 million and $41.5 million, for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

The Company's capital lease assets are included in property, plant and equipment and the capital lease obligations are included in the Company's current and long-term debt obligations on the consolidated balance sheet.

NOTE 10.    DEBT

Debt consists of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 30, 2017	December 31, 2016
Amended Credit Agreement:
Revolving Credit Facility ($5.3 million denominated in euro at December 31, 2016)	$—	$5,280
Term Loan A ($53.1 million and $76.9 million denominated in CAD at December 30, 2017 and December 31, 2016, respectively)	96,365	120,103
Less unamortized deferred loan costs	(671)	(1,083)
Carrying value Term Loan A	95,694	119,020

Term Loan B	505,000	583,500
Less unamortized deferred loan costs	(10,578)	(6,298)
Carrying value Term Loan B	494,422	577,202

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(6,638)	(7,667)
Carrying value 5.375% Senior Notes due 2022	493,362	492,333

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	617,356	543,840
Less unamortized deferred loan costs - Denominated in euro	(8,675)	(8,956)
Carrying value 4.75% Senior Notes due 2022	608,681	534,884

Other Notes and Obligations	22,034	22,224
	1,714,193	1,750,943
Less Current Maturities	16,143	23,247
	$1,698,050	$1,727,696

As of December 30, 2017, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$66.6 million. See below for discussion relating to the Company's debt agreements. In addition, at December 30, 2017, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$0.8 million and CAD$0.4 million, respectively.

As of December 30, 2017, the Company had outstanding debt under the Company's 4.75% Senior Notes due 2022 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at December 30, 2017, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.2 million and €0.1 million, respectively.

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

Effective December 18, 2017, the Company, and certain of its subsidiaries entered into an amendment (the “Fifth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fifth Amendment (i) refinances the term B loans under the Amended Credit Agreement with new term B loans in an aggregate principal amount of $525.0 million with a maturity date of December 18, 2024; (ii) adjusts the applicable margin pricing on borrowings under the term B loan; (iii) modifies certain of the negative covenants to increase the allowances for certain actions, including debt and investments; and (iv) makes other updates and changes.

Effective December 16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment (i) extended the maturity date of the term A loans and revolving credit facility loans under the Amended Credit Agreement from September 27, 2018 to December 16, 2021, subject to a 91-day “springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date of the term B loans; (ii) reset the amortization schedule of the term A loans to their original schedule; (iii) adjusted the applicable margin pricing grid on borrowings under the term A Loan and revolving credit facility which adjusts based on the Company’s total leverage ratio as set forth in the Amended Credit Agreement; (iv) eliminated the secured leverage ratio financial maintenance covenant so that from and after

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

the effective date of the Fourth Amendment the Company’s financial covenants consist of maintaining of total leverage ratio not to exceed 5.50 to 1.00 and maintaining an interest coverage ratio of not less than 3.00 to 1.00; (v) modified certain of the negative covenants to include a senior leverage ratio incurrence-based test and to increase the allowances for certain actions, including debt, investments and restricted payments; and (vi) made other updates and changes.

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $1.88 billion comprised of (i) the Company's $350.0 million term loan A facility (ii) the Company's $525.0 million term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $150.0 million of which will be available for a letter of credit sub-facility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $948.3 million of the revolving loan facility is available to be borrowed by (x) Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, (y) Darling Canada in Canadian dollars and (z) Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”) and CTH Germany GmbH (“CTH”) in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender. The revolving loan facility and term loan A facility will mature on December 16, 2021. The revolving loan facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.00% per annum or base rate/Canadian prime rate plus 1.00% per annum, subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

As of December 30, 2017, the Company had $43.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.00% per annum for a total of 3.57% per annum. The Company had $500.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 3.57% per annum and $5.0 million outstanding under the term loan B facility at base rate plus a margin of 1.00% per annum for a total of 5.50% per annum. The Company had CAD$66.6 million outstanding under the term loan A Facility at CDOR plus a margin of 2.00% per annum for a total of 3.5257% per annum. As of December 30, 2017, the Company had availability of $976.0 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $24.0 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $12.3 million at December 30, 2017. In addition, the Company capitalized $6.3 million of deferred loan costs in fiscal year 2017 in connection with the Fifth Amendment.

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

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Corporation, a wholly-owned subsidiary of Darling, issued $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the “5.375% Notes”) pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the “Original 5.375% Indenture”), among Darling Escrow Corporation, the subsidiary guarantors party thereto from time to time, and U.S. Bank National Association, as trustee (the “5.375% Trustee”). On January 8, 2014, Darling Escrow Corporation merged with and into Darling and entered into a supplemental indenture with Darling, the subsidiary guarantors party thereto and the 5.375% Trustee (the “Supplemental 5.375% Indenture,” and together with the Original 5.375% Indenture, the “5.375% Indenture”), pursuant to which Darling assumed all obligations under the 5.375% Notes and the 5.375% Indenture. Darling and the 5.375% Guarantors completed a registered exchange offer for the 5.375% Notes under the Securities Act during the third quarter of 2014. Darling used a portion of the proceeds from the offering of the 5.375% Notes to pay certain fees and expenses (including bank fees and expenses) related to the offering and the financing of its acquisition of its Darling Ingredients International business and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018. Darling used the remaining proceeds of the 5.375% Notes to pay certain other fees and expenses related

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

to the completion of the acquisition of its Darling Ingredients International business and its related financings, to repay a portion of the borrowings under its revolving credit facility used to fund a portion of the consideration for the acquisition of its Darling Ingredients International business and for general corporate purposes.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As of December 30, 2017, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

Maturities of long-term debt at December 30, 2017 follow (in thousands):

Contractual Debt Payment
2018	$16,143
2019	2,274
2020	1,751
2021	98,947
2022	1,122,636
thereafter	499,004
$1,740,755

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Accrued pension liability (Note 15)	$52,771	$53,152
Reserve for self insurance, litigation, environmental and tax matters (Note 19)	51,903	41,251
Other	1,613	1,711
	$106,287	$96,114

NOTE 12.    INCOME TAXES

During fiscal 2017 the Company recorded an income tax benefit of $69.2 million, which included a tax benefit of $88.9 million due to tax law changes enacted in December 2017 in several of the Company’s major tax jurisdictions.

On December 22, 2017, U.S. tax reform was signed into law. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, enhancing the option for claiming accelerated depreciation deductions through 2026, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries (also referred to as the toll charge or transition tax), and changing how foreign earnings are subject to U.S. tax. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. Due to the timing of the Tax Act and the substantial changes it brings, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides registrants a measurement period to report the impact of the new U.S. tax law. During the measurement period, provisional amounts for the effects of the tax law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the Tax Act.

The effects of the Tax Act on Darling include two major categories: (i) mandatory deemed repatriation, and (ii) remeasurement of deferred taxes. As described further below, we recorded a net tax benefit of $75.0 million for the impact of the Tax Act in the year ended December 30, 2017. As the Company does not have all the necessary information to analyze all income tax effects of the Act, this is a provisional amount which the Company believes represents a reasonable estimate of the accounting implications of this tax reform. The Company will continue to evaluate the Act and adjust the provisional amounts as additional information is obtained and analyzed. The ultimate impact of tax reform may differ from the Company's provisional amounts due to changes in the Company's interpretations and assumptions, as well as additional regulatory guidance that may be issued.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Company expects to complete its detailed analysis no later than the fourth quarter of 2018. Below is a brief description of the two categories of effects from U.S. tax reform and its impact on the Company:

(i) Mandatory deemed repatriation - under the Tax Act, a company’s accumulated foreign earnings are deemed to be repatriated into the U.S. The Company recorded a provisional estimate of federal and state tax related to deemed repatriation in the amount of approximately $26.2 million. However, the Company had an existing U.S. deferred tax liability associated with foreign earnings that were not permanently reinvested outside the U.S. in the amount of $38.3 million. It is now expected that these foreign earnings can be repatriated to the U.S. without any additional U.S. tax above the amount accrued related to the mandatory deemed repatriation. Accordingly, the Company released the entire $38.3 million liability. This $38.3 million release combined with the $26.2 million amount related the mandatory deemed repatriation resulted in the Company recognizing a net provisional tax benefit of $12.1 million for this item. No material cash impact is expected from the deemed repatriation due to existing tax loss carryforwards.

(ii) Remeasurement of deferred taxes - under the Tax Act, the U.S. corporate income tax rate was reduced from 35% to 21%. Accordingly, Darling remeasured the Company's net U.S. deferred tax liability as of December 30, 2017 using the new 21% federal rate, which resulted in a provisional tax benefit of $62.9 million. The Company has significant net operating loss carryforwards to offset the mandatory one-time repatriation; therefore, the Company reduced its deferred tax asset related to its net operating loss carryforwards rather than incurring a toll charge liability for which a cash payment would otherwise be required.

These provisional amounts for the mandatory repatriation and its impact on the Company’s deferred taxes represent reasonable estimates, which required significant effort to determine based on numerous assumptions with respect to analyzing the Company’s post-1986 accumulated untaxed foreign earnings including historical practices, judgments made in the interpretation of the provisions in the Tax Act and estimates used in the calculations. The Company considers it likely that the U.S. Treasury Department, the IRS and other standard-setting bodies will issue technical guidance on how provisions of the Tax Act will be applied or otherwise administered, which may be different from the Company’s interpretation.

Also, in December 2017, Belgium and France enacted tax law changes resulting in a tax benefit of approximately $13.9 million. This amount is comprised of a benefit of approximately $4.4 million from the re-measurement of net deferred tax liabilities due to a reduction in the corporate tax rate in each country. Additionally, Belgium enacted a new provision increasing its participation exemption to 100%, which generally allows tax-free dividends to be received from subsidiaries resulting in a tax benefit of approximately $9.6 million.

U.S. and foreign income from operations before income taxes are as follows (in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
United States	$179	$48,869	$50,473
Foreign	64,021	73,670	48,307
Income from operations before income taxes	$64,200	$122,539	$98,780

Income tax expense attributable to income from continuing operations before income taxes consists of the following (in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
Current:
Federal	$274	$65	$(21,775)
State	(80)	(332)	411
Foreign	31,256	27,992	29,871
Total current	31,450	27,725	8,507
Deferred:
Federal	(76,056)	(8,056)	13,057
State	622	(649)	(1,521)
Foreign	(25,170)	(3,705)	(6,542)
Total deferred	(100,604)	(12,410)	4,994
	$(69,154)	$15,315	$13,501

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Income tax expense for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
Computed "expected" tax expense	$22,470	$42,888	$34,573
Change in valuation allowance	1,609	1,039	4,421
Deferred tax on unremitted foreign earnings	641	2,546	4,848
Sub-Part F income	6,284	6,159	4,923
Foreign rate differential	(8,292)	(9,982)	(5,653)
Biofuel tax incentives	—	(28,435)	(28,143)
Change in tax law
One-time U.S. transition tax	26,243	—	—
Deferred tax effects	(115,169)	2,169	—
Other, net	(2,940)	(1,069)	(1,468)
	$(69,154)	$15,315	$13,501

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2017 and December 31, 2016 are presented below (in thousands):

	December 30, 2017	December 31, 2016
Deferred tax assets:
Loss contingency reserves	$8,546	$11,998
Employee benefits	8,471	9,586
Pension liability	12,224	18,200
Intangible assets amortization, including taxable goodwill	1,475	2,317
Net operating losses	89,660	119,602
Tax credits	7,057	3,473
Inventory	6,295	8,523
Accrued liabilities and other	13,764	13,340
Total gross deferred tax assets	147,492	187,039
Less valuation allowance	(24,530)	(20,150)
Net deferred tax assets	122,962	166,889

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(170,294)	(189,233)
Property, plant and equipment depreciation	(166,217)	(207,729)
Investment in DGD Joint Venture	(29,516)	(47,607)
Tax on unremitted foreign earnings	(8,045)	(49,196)
Other	(1,555)	(4,268)
Total gross deferred tax liabilities	(375,627)	(498,033)
Net deferred tax liability	$(252,665)	$(331,144)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$14,043	$14,990
Non-current deferred tax liability	(266,708)	(346,134)
Net deferred tax liability	$(252,665)	$(331,144)

At December 30, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $138.2 million, which begin to expire in 2020 through 2036.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of approximately $2.1 million of the federal net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses. The Company had approximately $203.9 million of net operating loss carryforwards for state income tax purposes, which expire in 2019 through 2036. The Company had foreign net operating loss carryforwards of about

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

$192.0 million, $102.7 million of which expire in 2018 through 2037 and $89.3 million of which can be carried forward indefinitely. Also at December 30, 2017, the Company had U.S. federal and state tax credit carryforwards of approximately $1.4 million, and tax credit carryforwards with respect to its foreign tax jurisdictions of approximately $5.6 million. As of December 30, 2017, the Company had a valuation allowance of $2.8 million due to uncertainties in respect to its ability to utilize its U.S. (federal and state) net operating loss and tax credit carryforwards before they expire. The Company also had a valuation allowance of $21.7 million due to uncertainties in its ability to utilize foreign net operating loss carryforwards, tax credit carryforwards and other foreign deferred tax assets.

At December 30, 2017, the Company had unrecognized tax benefits of approximately $2.4 million. During fiscal 2017, the Company entered into a settlement agreement with the Darling Ingredients International business seller in which an indemnity receivable of $3.0 million was collected and the Company generally accepted responsibility for any remaining tax liabilities in pre-acquisition tax years. All of the unrecognized tax benefits would favorably impact the Company's effective tax rate if recognized. The Company believes it is reasonably possible that unrecognized tax benefits could change by $2.0 million in the next twelve months. The possible change in unrecognized tax benefits relates to the expiration of certain statutes of limitation and the possible settlement of an ongoing income tax audit. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense. As of December 30, 2017, interest and penalties related to unrecognized tax benefits were $1.3 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 30, 2017	December 31, 2016
Balance at beginning of Year	$4,667	$5,604
Change in tax positions related to current year	290	—
Change in tax positions related to prior years	(198)	99
Change in tax positions due to settlement with tax authorities	(1,949)	—
Expiration of the Statute of Limitations	(426)	(1,036)
Balance at end of year	$2,384	$4,667

In fiscal 2017, the Company's major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany and the Netherlands. The Company is subject to regular examination by various tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's major jurisdictions is open for varying periods, but is generally closed through the 2010 tax year.

Many of the Company's operations are conducted outside the United States. As a result of the Tax Act and the mandatory repatriation, the Company expects to have access to its offshore earnings with minimal to no additional U.S. tax impact. Therefore, the Company will no longer consider these earnings to be permanently reinvested offshore. As of December 30, 2017, a deferred tax liability of approximately $8.0 million has been recorded for any incremental taxes, including foreign withholding taxes, that are estimated to be incurred when those earnings are distributed to the U.S. in future years.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

On August 7, 2017, the Company's Board of Directors approved the extension for an additional two years of its previously announced share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. As of December 30, 2017, the Company has approximately $100 million remaining under the share repurchase program approved in August 2017.

On May 9, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”).  The 2017 Omnibus Plan replaced the Company's 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) for future grants. Under the 2017 Omnibus Plan, the Company can grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

to 20,166,500 common shares available under the 2017 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2017 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2017 Omnibus Plan.  The 2017 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2017 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2017 Omnibus Plan.  Beginning fiscal 2017, the Committee has adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company's key employees, as a subplan under the terms of the 2017 Omnibus Plan.  The principal purpose of the LTIP is to encourage the participants to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by participants. The Committee adopted similar LTIPs for fiscal 2015 and 2016, as subplans under the terms of the 2012 Omnibus Plan. At December 30, 2017, the number of common shares available for issuance under the 2017 Omnibus Plan was 16,576,999.

For fiscal 2015, the Committee awarded dollar value performance based restricted stock and stock option opportunities under the LTIP to certain of the Company's key employees, including the Chief Executive Officer and other executive officers, and such restricted stock and stock options were issued only if predetermined financial objectives were met by the Company.  The Company met the financial objectives for fiscal 2015 and those shares and options were issued in accordance with the terms of the LTIP.

Beginning in fiscal 2016, a shift was made in the LTIP from backward-looking performance-based restricted stock and stock options to a combination of (i) annual, overlapping grants of performance share units (“PSUs”) tied to a three-year, forward-looking performance metric and (ii) annual stock option grants that vest 33.33% on the first, second and third anniversaries of grant; provided that a small portion of fiscal 2016 LTIP value was granted as one-time, non-incremental transition PSUs to facilitate the switch to a forward-looking program, with these grants tied to a two-year, forward-looking performance metric. See “Stock Option Awards”, “Fiscal 2017 LTIP PSU Awards” and “Fiscal 2016 LTIP PSU Awards” below for more information regarding the stock options and PSU awards under the 2017 LTIP and 2016 LTIP.

The following is a summary of stock-based compensation awards granted during the years ended December 30, 2017, December 31, 2016 and January 2, 2016.

Stock Option Awards. Stock options to purchase Darling common shares are granted by the Committee to certain of the Company's employees as part of the Company's LTIPs under the 2012 Omnibus Plan and the 2017 Omnibus Plan, as the case may be. For the options granted under the fiscal 2015 LTIP, the exercise price was equal to the market value of Darling common shares on the close of the trading day immediately preceding the grant date, and such options vest 25 percent upon grant and 25 percent each of the first three anniversary dates of the grant thereafter. The Company met the requisite performance measure under the 2015 LTIP, accordingly, in accordance with the terms of the 2015 LTIP, the Company granted 452,878 stock options to participants on March 7, 2016. For the options granted under the fiscal 2017 LTIP and 2016 LTIP, the exercise price was equal to the closing price of Darling common shares on the date of grant, which was February 6, 2017 and February 25, 2016, respectively and such options vest 33.33% on the first, second and third anniversaries of the grant. The Company granted 956,809 stock options under the 2017 LTIP and 1,094,306 stock options under the 2016 LTIP.

During fiscal 2017, 2016 and 2015 only nonqualified stock options were issued and none of the options were incentive stock options. The Company’s stock options granted under the LTIPs generally terminate 10 years after the date of grant.

A summary of all stock option activity as of December 30, 2017 and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at January 3, 2015	696,176	$13.88	6.2 years
Granted	422,386	14.76
Exercised	(131,653)	4.13
Forfeited	(136,177)	16.68
Expired	—	—
Options outstanding at January 2, 2016	850,732	15.38	7.7 years
Granted	1,547,184	9.53
Exercised	(28,000)	6.71
Forfeited	(4,000)	16.20
Expired	—	—
Options outstanding at December 31, 2016	2,365,916	11.65	8.4 years
Granted	956,809	12.29
Exercised	(27,968)	8.51
Forfeited	(4,000)	13.55
Expired	—	—
Options outstanding at December 30, 2017	3,290,757	$11.86	7.3 years
Options exercisable at December 30, 2017	1,516,605	$12.90	5.9 years

The fair value of each stock option grant under the LTIPs was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2017, 2016 and 2015.

Weighted Average	2017	2016	2015
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.00%	1.35%	1.82%
Expected term	5.82 years	5.76 years	5.75 years
Expected volatility	33.4%	34.4%	38.0%
Fair value of options granted	$4.34	$3.34	$5.59

The expected lives for options granted during fiscal 2017, 2016 and 2015 were computed using the simplified method since the current option plans historical exercise data has not provided a reasonable basis for estimating the expected term for the current option grants.

At December 30, 2017, $7.8 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.1 years.

For the year ended December 30, 2017, the amount of cash received from the exercise of options was less than $0.1 million and the related tax benefit was less than $0.1 million. For the year ended December 31, 2016, the amount of cash received from the exercise of options was approximately $0.2 million and the related tax benefit was less than $0.1 million. For the year ended January 2, 2016 the amount of cash received from the exercise of options was approximately $0.2 million and the related tax benefits were approximately $0.4 million. The total intrinsic value of options exercised for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was approximately $0.2 million, $0.2 million and $1.4 million, respectively.  The fair value of shares vested for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was approximately $11.3 million, $8.3 million and $7.5 million, respectively.  At December 30, 2017, the aggregate intrinsic value of options outstanding was approximately $20.8 million and the aggregate intrinsic value of options exercisable was approximately $8.1 million.

Non-Vested Stock, Restricted Stock Unit and Performance Share Unit Awards. The Company has in the past granted non-vested stock and restricted stock unit (RSU) awards to certain of the Company's employees as part of the LTIP under the 2012 Omnibus Plan, and beginning in 2016, the Company grants performance share unit awards as part of the LTIP. In addition, the Company has granted performance share unit awards, individual non-vested stock and RSU awards to key employees from time to time at the discretion of the Committee. Non-vested stock is generally granted

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)
to U.S. based employees, while RSUs are generally granted to foreign based employees, with each RSU equivalent to one share of common stock and payable upon vesting in an equivalent number of shares of Darling common stock. For grants made under the 2012 Omnibus Plan, both non-vested stock and RSUs generally vest 25 percent upon grant and 25 percent each of the first three anniversary dates of the grant thereafter. For grants made under the 2017 Omnibus Plan, both non-vested stock and RSUs generally vest on the first three anniversary dates of the grant. Generally, upon termination of employment (voluntary or with cause), non-vested stock, RSUs and discretionary performance share awards that have not vested are forfeited. Upon, death, disability or qualifying retirement, a pro-rata portion of the unvested non-vested and RSU awards will vest and be payable. Under the 2015 LTIP, the Company met the requisite performance measure, accordingly, in accordance with the 2015 LTIP, the Company granted 454,916 shares of nonvested stock and 147,390 restricted stock units in the first quarter of fiscal 2016.

A summary of the Company’s non-vested stock, restricted stock unit and performance share unit awards as of December 30, 2017, and changes during the year ended is as follows:

	Non-Vested, RSU and PSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 3, 2015	1,257,173	$19.98
Shares granted	524,225	14.47
Shares vested	(714,626)	17.91
Shares forfeited	(32,581)	19.65
Stock awards outstanding January 2, 2016	1,034,191	18.63
Shares granted	602,306	12.11
Shares vested	(413,654)	15.11
Shares forfeited	(241,582)	20.86
Stock awards outstanding December 31, 2016	981,261	15.56
Shares granted	104,750	12.27
Shares vested	(486,086)	13.98
Shares forfeited	(239,581)	20.90
Stock awards outstanding December 30, 2017	360,344	$13.18

Fiscal 2017 LTIP PSU Awards. On February 6, 2017, the Committee granted 559,388 PSUs under the Company's 2017 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on capital employed (ROCE), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies over the same performance period, with the earned award to be determined in the first quarter of fiscal 2020, after the final results for the relevant performance period are determined.

Fiscal 2016 LTIP PSU Awards. On February 25, 2016, the Committee granted 664,120 PSUs under the Company's 2016 LTIP, 153,000 of which are tied to a two-year forward-looking performance period and 511,120 of which are tied to a three-year, forward-looking performance period and all of which will be earned based on the Company's average ROCE, as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies over the same performance periods, with the earned award to be determined in the first quarter of fiscal 2018 and fiscal 2019, respectively, after the final results for the relevant performance period are determined.

Under the 2017 LTIP and 2016 LTIP, PSUs were granted at target level; however, actual awards may vary between 0% and 225% of the target number of PSUs, depending on the performance level achieved. In addition, the number of PSUs earned may be reduced (up to 30%) or increased (capped at the maximum payout) based on the Company's total shareholder return (TSR) over the performance period. In addition, certain of the PSUs have a two-year holding requirement after vesting before the PSUs are settled in shares of the Company's Common Stock.

The fair value of each 2017 LTIP and 2016 LTIP PSU award under the Company's 2017 LTIP and 2016 LTIP was estimated on the date of grant using a Monte Carlo model with the following weighted average assumptions for fiscal 2017 and fiscal 2016, except for the illiquidity discount, which only pertains to the 2017 LTIP and 2016 LTIP PSU's with a holding period requirement.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Weighted Average	2017	2016
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.40%	0.80%
Expected term	2.89 years	2.62 years
Expected volatility	32.7%	29.3%
Illiquidity discount	14.0%	16.1%

A summary of the Company’s 2017 and 2016 LTIP PSU awards as of December 30, 2017, and changes during the year ended is as follows:

	LTIP PSU Shares	Weighted Average Grant Date Fair Value
LTIP PSU awards outstanding January 2, 2016	—	$—
Granted	664,120	7.17
Vested	—	—
Forfeited	—	—
LTIP PSU awards outstanding December 31, 2016	664,120	$7.17
Granted	559,388	11.14
Vested	—	—
Forfeited	(82,492)	9.99
LTIP PSU awards outstanding December 30, 2017	1,141,016	$8.91

Nonemployee Director Restricted Stock and Restricted Stock Unit Awards.  On February 24, 2011, the Company's Board of Directors approved an Amended and Restated Non-Employee Director Restricted Stock Award Plan (the “Director Restricted Stock Plan”) pursuant to and in accordance with the Company's 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”) in order to attract and retain highly qualified persons to serve as non-employee directors and to more closely align such directors' interests with the interests of the stockholders of the Company by providing a portion of their compensation in the form of Company common stock. Under the Director Restricted Stock Plan, $60,000 in restricted Company common stock was awarded to each non-employee director on the fourth business day after the Company released its earnings for its prior completed fiscal year (the “Date of Award”).  The amount of restricted stock to be issued was calculated using the closing price of the Company’s common stock on the third business day after the Company released its earnings.  The restricted stock was subject to a right of repurchase at $0.01 per share upon termination of the holder as a member of the Company's board of directors for cause and was not transferable. These restrictions lapse with respect to 100% of the restricted stock upon the earliest to occur of (i) 10 years after the date of award, (ii) a Change of Control (as defined in the 2004 Omnibus Plan), and (iii) termination of the non-employee director's service with the Company, other than for “cause” (as defined in the Director Restricted Stock Plan).

Beginning in fiscal 2014, the Board discontinued grants to non-employee directors under the Director Restricted Stock Plan described above, and in lieu thereof, as an additional element of annual non-employee director compensation, pursuant to the 2012 Omnibus Plan, each non-employee director received $90,000 of restricted stock units immediately following the Company’s annual meeting of stockholders at which such directors are elected. Beginning in fiscal 2017, the Board increased the dollar amount of the annual grant of restricted stock units to $110,000, and such grants are now made under the 2017 Omnibus Plan. The number of restricted stock units to be issued is calculated using the closing price of the Company’s stock on the date of its annual meeting. The award vests (and is no longer subject to forfeiture) on the first to occur of (i) the first anniversary of the grant date, (ii) the grantee’s separation from service as a result of death or disability, or (iii) a change of control. The award will become “payable” in shares of the Company’s stock in a single lump sum payment as soon as possible following a grantee’s separation from service, subject to a grantee’s right to elect earlier distributions under certain circumstances. If a grantee ceases to be a director for any reason other than death or disability prior to vesting, the grantee will receive a prorated amount of the award up to the date of separation.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

A summary of the Company’s non-employee director restricted stock awards as of December 30, 2017, and changes during the year ended is as follows:

	Restricted stock and Restricted Stock Unit Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 3, 2015	155,916	$12.22
Restricted shares granted	46,910	13.80
Restricted shares where the restriction lapsed	(50,322)	12.25
Restricted shares forfeited	—	—
Stock awards outstanding January 2, 2016	152,504	12.69
Restricted shares granted	43,421	14.51
Restricted shares where the restriction lapsed	(81,031)	11.55
Restricted shares forfeited	(3,535)	14.51
Stock awards outstanding December 31, 2016	111,359	14.18
Restricted shares granted	60,575	15.63
Restricted shares where the restriction lapsed	(14,915)	12.42
Restricted shares forfeited	(2,210)	14.51
Stock awards outstanding December 30, 2017	154,809	$14.91

NOTE 14.    COMPREHENSIVE INCOME

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas derivative adjustments, corn option adjustments and foreign currency translation adjustments. The components of other comprehensive income (loss) and the related tax impacts for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended January 2, 2016
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(3,822)	$1,499	$(2,323)
Amortization of actuarial loss	5,101	(1,986)	3,115
Amortization of prior service costs	(67)	36	(31)
Amortization of curtailment	(1,181)	328	(853)
Amortization of settlement	5,291	(1,468)	3,823
Other	471	—	471
Total defined benefit pension plans	5,793	(1,591)	4,202
Corn option derivatives
Loss/(gain) reclassified to net income	(1,517)	589	(928)
Gain/(loss) recognized in other comprehensive income (loss)	4,405	(1,710)	2,695
Total corn options	2,888	(1,121)	1,767
Foreign currency translation
Other comprehensive income/(loss)	(162,436)	—	(162,436)
Other comprehensive income/(loss)	$(153,755)	$(2,712)	$(156,467)
Year Ended December 31, 2016
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(5,257)	$1,396	$(3,861)
Amortization of actuarial loss	4,632	(1,786)	2,846
Amortization of prior service costs	36	(12)	24
Amortization of settlement	(114)	45	(69)
Other	44	—	44
Total defined benefit pension plans	(659)	(357)	(1,016)
Corn option derivatives
Loss/(gain) reclassified to net income	(3,868)	1,501	(2,367)
Gain/(Loss) recognized in other comprehensive income	4,889	(1,897)	2,992
Total corn options	1,021	(396)	625
Foreign currency translation	(5,593)	—	(5,593)
Other comprehensive income/(loss)	$(5,231)	$(753)	$(5,984)
Year Ended December 30, 2017
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$4,027	$(1,264)	$2,763
Amortization of actuarial loss	4,786	(1,801)	2,985
Amortization of prior service costs	35	(11)	24
Amortization of settlement	42	(15)	27
Other	30	—	30
Total defined benefit pension plans	8,920	(3,091)	5,829
Natural gas swap derivatives
Loss/(gain) reclassified to net income	35	(14)	21
Gain/(loss) recognized in other comprehensive income (loss)	(65)	26	(39)
Total natural gas derivatives	(30)	12	(18)
Corn option derivatives
Loss/(gain) reclassified to net income	(5,255)	2,039	(3,216)
Gain/(Loss) recognized in other comprehensive income	3,494	(1,356)	2,138
Total corn options	(1,761)	683	(1,078)
Foreign currency translation	121,810	—	121,810
Other comprehensive income/(loss)	$128,939	$(2,396)	$126,543

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$(35)	$—	$—	Cost of sales and operating expenses
Corn option derivatives	5,255	3,868	1,517	Cost of sales and operating expenses
	5,220	3,868	1,517	Total before tax
	(2,025)	(1,501)	(589)	Income taxes
	3,195	2,367	928	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(35)	$(36)	$67	(a)
Amortization of actuarial loss	(4,786)	(4,632)	(5,101)	(a)
Amortization of curtailment	—	—	1,181	(a)
Amortization of settlement	(42)	114	(5,291)	(a)
	(4,863)	(4,554)	(9,144)	Total before tax
	1,827	1,753	3,090	Income taxes
	(3,036)	(2,801)	(6,054)	Net of tax
Total reclassifications	$159	$(434)	$(5,126)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of December 30, 2017 as follows (in thousands):

	Fiscal Year Ended December 30, 2017
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) December 31, 2016, attributable to Darling, net of tax	$(308,910)	$2,468	$(33,564)	$(340,006)
Other comprehensive gain before reclassifications	121,810	2,099	2,793	126,702
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(3,195)	3,036	(159)
Net current-period other comprehensive income	121,810	(1,096)	5,829	126,543
Noncontrolling interest	(3,939)	—	—	(3,939)
Accumulated Other Comprehensive Income/(loss) December 30, 2017, attributable to Darling, net of tax	$(183,161)	$1,372	$(27,735)	$(209,524)

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

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company's matching portion and annual employer contributions to the Company's domestic defined contribution plans for fiscal 2017, 2016 and 2015 were approximately $9.6 million, $9.2 million and $9.3 million, respectively. The Company's matching portion and annual employer contributions to the Company's foreign defined contribution plans for fiscal 2017, 2016 and 2015 were approximately $7.5 million, $6.2 million and $3.0 million, respectively.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company uses the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. The following table sets forth the plans’ funded status for the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's consolidated balance sheets based on the measurement date (December 31, 2017 and December 31, 2016) (in thousands):

	December 30, 2017	December 31, 2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$189,290	$182,276
Service cost	3,043	2,549
Interest cost	6,711	6,950
Employee contributions	436	439
Plan amendments	(8)	101
Actuarial loss/(gain)	8,051	7,905
Benefits paid	(7,063)	(7,146)
Effect of curtailment	—	(1,286)
Effect of settlement	(884)	(953)
Other	5,152	(1,545)
Projected benefit obligation at end of period	204,728	189,290

Change in plan assets:
Fair value of plan assets at beginning of period	134,909	127,970
Actual return on plan assets	19,030	10,138
Employer contributions	4,214	5,250
Employee contributions	436	439
Benefits paid	(7,063)	(7,146)
Effect of settlement	(884)	(953)
Divestiture	(2,262)	—
Other	2,137	(789)
Fair value of plan assets at end of period	150,517	134,909

Funded status	(54,211)	(54,381)
Net amount recognized	$(54,211)	$(54,381)

Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(1,440)	$(1,229)
Noncurrent liability	(52,771)	(53,152)
Net amount recognized	$(54,211)	$(54,381)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$43,651	$52,525
Prior service cost/(credit)	371	417
Net amount recognized (a)	$44,022	$52,942

(a)	Amounts do not include deferred taxes of $16.3 million and $19.4 million at December 30, 2017 and December 31, 2016, respectively.

The amounts included in “Other” in the above table reflect the impact of foreign exchange translation for plans in Argentina, Brazil, Belgium, Canada, France, Germany, Japan, Netherlands and United Kingdom. The Company's domestic pension plan benefits comprise approximately 74% and 75% of the projected benefit obligation for fiscal 2017 and fiscal 2016, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2017 and fiscal 2016 of approximately $1.0 million and

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

approximately $0.6 million, respectively. The Company made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2017 and fiscal 2016 of approximately $3.3 million and $ 4.7 million, respectively.

	December 30, 2017	December 31, 2016
Projected benefit obligation	$204,728	$189,290
Accumulated benefit obligation	192,192	181,340
Fair value of plan assets	150,517	134,909
 Net pension cost includes the following components (in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
Service cost	$3,043	$2,549	$6,638
Interest cost	6,711	6,950	10,536
Expected return on plan assets	(7,181)	(7,552)	(12,229)
Net amortization and deferral	4,821	4,668	5,034
Curtailment	—	(1,285)	(1,181)
Settlement	42	(114)	(2,353)
Net pension cost	$7,436	$5,216	$6,445

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2017	2016
Actuarial (loss)/gain recognized:
Reclassification adjustments	$2,985	$2,846
Actuarial (loss)/gain recognized during the period	2,763	(3,861)
Amortization of settlement	27	(69)
Prior service (cost) credit recognized:
Reclassification adjustments	24	24
Other	30	44
	$5,829	$(1,016)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2018 is as follows (in thousands):

2018
Net actuarial loss	$3,556
Prior service cost	35
$3,591

Weighted average assumptions used to determine benefit obligations were:

	December 30, 2017	December 31, 2016	January 2, 2016

Discount rate	3.40%	3.81%	4.13%
Rate of compensation increase	0.38%	0.38%	0.31%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 30, 2017	December 31, 2016	January 2, 2016
Discount rate	3.49%	3.55%	3.47%
Rate of increase in future compensation levels	0.43%	0.84%	0.38%
Expected long-term rate of return on assets	6.17%	6.52%	6.62%

Consideration was made to the long-term time horizon for the (U.S. and Canada's) plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 60% equity and 40% fixed income with equity exposure on a declining trend since the implementation of the glide path for two of the U.S. plans, the Company believes it is reasonable to expect a long-term rate of return of 6.4% for the (U.S. and Canada's) plans' investments as a whole. The remaining foreign plans' assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 3.3%.

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

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as December 31, 2016
Fixed Income:
Long Term	$17,408	$17,408	$—	$—
Short Term	2,825	2,825	—	—
Equity Securities:
Domestic equities	41,300	41,300	—	—
International equities	24,403	24,403	—	—
Insurance contracts	10,670	—	7,887	2,783
Total categorized in fair value hierarchy	96,606	85,936	7,887	2,783
Other investments measured at NAV	38,303
Totals	$134,909	$85,936	$7,887	$2,783

Balances as December 30, 2017
Fixed Income:
Long Term	$23,231	$23,231	$—	$—
Short Term	1,869	1,869	—	—
Equity Securities:
Domestic equities	44,173	44,173	—	—
International equities	28,152	28,152	—	—
Insurance contracts	9,876	—	6,501	3,375
Total categorized in fair value hierarchy	107,301	97,425	6,501	3,375
Other investments measured at NAV	43,216
Totals	$150,517	$97,425	$6,501	$3,375

The majority of the U.S. and Canada plan pension assets are invested in mutual funds; however, some assets are invested in pooled separate accounts (“PSA”) which have similar mutual fund counterparts. PSA accounts are generally used to access lower fund management expenses when compared to their mutual fund counterparts. The mutual funds are generally invested in institutional shares, retirement shares, or A-shares with no loads. The fair value of each mutual fund and PSA is based on the market value of the underlying investments. The U.S. pension plans PSA for fiscal 2017 and fiscal 2016 utilized net asset value (“NAV”) per share (or its equivalent) to measure its investments, as a practical expedient in accordance with ASC Topic 820, Fair Value Measurements and have not been classified in the fair value hierarchy in the above table. The majority of the foreign pension assets are held under insurance contracts where the investment risk for the accumulated benefit obligation rests with the insurer, which the Company has no specific detailed asset information.

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of January 2, 2016	$2,320
Unrealized gains/(losses) relating to instruments still held in the reporting period.	316
Purchases, sales, and settlements	244
Exchange rate changes	(97)
Balance as of December 31, 2016	2,783
Unrealized gains/(losses) relating to instruments still held in the reporting period.	203
Purchases, sales, and settlements	—
Exchange rate changes	389
Balance as of December 30, 2017	$3,375

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

Based on current actuarial estimates, the Company expects to make payments of approximately $5.0 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2018.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2018	$9,780
2019	9,790
2020	9,641
2021	11,385
2022	11,098
Years 2023 – 2027	61,843

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

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2017	2016	Implemented	2017	2016	2015	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,524	$1,456	$1,387	April 2020 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	968	934	858	August 2018 (c)
All other multiemployer plans					980	983	986
		Total Company Contributions			$3,472	$3,373	$3,231

(a)	In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities. In April 2016 the IRS approved a modification of the amortization extension.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, six plans have certified as critical or red zone, one plan have certified as endangered or yellow zone, as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.5 million, $3.4 million and $3.2 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

The Company has received notices in prior years of withdrawal liability from two U.S. multiemployer plans in which it participated. As of December 30, 2017, the Company has an aggregate accrued liability of approximately $1.7 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 16.    DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency.  At December 30, 2017, the Company had natural gas swap contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn options and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2017, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts , the Company fixed the expected purchase cost of a portion of its U.S plants' forecasted natural gas usage into the first quarter of fiscal 2018. As of December 30, 2017, some of the contracts have expired and settled according to the contracts while the remaining contract positions and activity are disclosed below.

In fiscal 2016 and fiscal 2017, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of it's forecasted sales of BBP into the fourth quarter of fiscal 2018. As of December 30, 2017, all fiscal 2016 contracts and some of the fiscal 2017 contracts have settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As of December 30, 2017, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting. (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	28,792	Euro	7,457
Brazilian real	67,834	U.S. Dollar	20,590
Euro	65,457	U.S. Dollar	77,795
Euro	9,017	Polish zloty	38,000
Euro	5,030	Japanese yen	673,000
Euro	28,077	Chinese renminbi	222,612
Euro	11,363	Australian dollar	17,800
Euro	2,890	British pound	2,565
Polish zloty	18,062	Euro	4,259
British pound	196	Euro	220
Japanese yen	280,608	U.S. dollar	2,505

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at December 30, 2017 into earnings over the next 12 months will be approximately $2.2 million.  As of December 30, 2017, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments as of December 30, 2017 and December 31, 2016 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	December 30, 2017	December 31, 2016
Corn options	Other current assets	$3,418	$4,235

Total derivatives designated as hedges		$3,418	$4,235

Derivatives not Designated as Hedges
Foreign currency contracts	Other current assets	$332	$8,939
Corn options and futures	Other current assets	596	151

Total derivatives not designated as hedges		$928	$9,090

Total asset derivatives		$4,346	$13,325

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	December 30, 2017	December 31, 2016
Natural gas swaps	Accrued expenses	$24	$—

Total derivatives designated as hedges		$24	$—

Derivatives not Designated as Hedges
Foreign currency contracts	Accrued Expenses	$2,288	$608
Corn options and futures	Accrued Expenses	14	122

Total derivatives not designated as hedges		$2,302	$730

Total liability derivatives		$2,326	$730

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The effect of the Company's derivative instruments on the consolidated financial statements for the fiscal years ended December 30, 2017 and December 31, 2016 are as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income On Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2017	2016	2017	2016	2017	2016

Corn options	$3,494	$4,889	$5,255	$3,868	$711	$331
Natural gas swaps	(65)	—	(35)	—	(25)	—

Total	$3,429	$4,889	$5,220	$3,868	$686	$331

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive gain of approximately $3.4 million and approximately $4.9 million recorded net of taxes of approximately $(1.3) million and approximately $(1.9) million for the year ended December 30, 2017 and December 31, 2016, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for corn options and natural gas swaps is included in interest expense and cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for corn options and natural gas swaps is included in other income/(expense), net in the Company’s consolidated statements of operations.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the year ended December 30, 2017, December 31, 2016 and January 2, 2016 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	December 30, 2017	December 31, 2016	January 2, 2016
Foreign exchange	Foreign currency loss/(gain)	$13,460	$(1,542)	$(27,321)
Foreign exchange	Selling, general and administrative expense	(2,763)	(8,543)	7,508
Corn options and futures	Net sales	212	472	(2)
Corn options and futures	Cost of sales and operating expenses	(1,659)	(1,411)	(2,067)
Natural gas and heating oil swaps and options	Cost of sales and operating expenses	—	—	132
Heating oil swaps and options	Net sales	492	455	—
Soybean meal	Net sales	(405)	7	—
Soybean oil	Net sales	45	—	—
Total		$9,382	$(10,562)	$(21,750)

At December 30, 2017, the Company had forward purchase agreements in place for purchases of approximately $19.1 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of December 30, 2017 and December 31, 2016 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at December 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$4,346	$—	$4,346	$—
Total Assets	4,346	—	4,346	—

Liabilities
Derivative liabilities	2,326	—	2,326	—
5.375% Senior Notes	513,100	—	513,100	—
4.75% Senior Notes	646,681	—	646,681	—
Term Loan A	95,883	—	95,883	—
Term Loan B	511,616	—	511,616	—
Total Liabilities	$1,769,606	$—	$1,769,606	$—

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$13,325	$—	$13,325	$—
Total Assets	13,325	—	13,325	—

Liabilities
Derivative liabilities	730	—	730	—
5.375% Senior Notes	520,300	—	520,300	—
4.75% Senior Notes	575,111	—	575,111	—
Term Loan A	120,403	—	120,403	—
Term Loan B	593,347	—	593,347	—
Revolver	5,201	—	5,201	—
Total Liabilities	$1,815,092	$—	$1,815,092	$—

Derivative assets and liabilities consist of the Company's natural gas swap contracts and corn option and future contracts and foreign currency contracts, which represent the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instrument’s term, notional amount and credit risk.  See Note 16 Derivatives for breakdown by instrument type.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 18.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2017, 2016 and 2015.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At December 30, 2017 and December 31, 2016, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $61.4 million and $51.9 million, respectively.  The Company has insurance recovery receivables of approximately $25.0 million and $15.9 million, as of December 30, 2017 and December 31, 2016, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

The Fuel Ingredients segment results did not include any blenders tax credits in fiscal 2017. In February 2018, the blender tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. The Fuel Ingredients segment is expected to receive approximately $12.6 million in fiscal 2018 for these reinstated blenders tax credits.

Business Segments (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2017
Net Sales	$2,239,492	$1,156,976	$265,783	$—	$3,662,251
Cost of sales and operating expenses	1,744,768	920,575	210,508	—	2,875,851
Gross Margin	494,724	236,401	55,275	—	786,400

Selling, general and administrative expense	180,866	104,982	10,467	51,172	347,487
Depreciation and amortization	184,172	75,010	31,019	11,899	302,100
Segment operating income/(loss)	129,686	56,409	13,789	(63,071)	136,813

Equity in net income of unconsolidated subsidiaries	265	—	28,239	—	28,504
Segment income	129,951	56,409	42,028	(63,071)	165,317

Total other expense					(101,117)
Income before income taxes					$64,200

Segment assets at December 30, 2017	$2,614,545	$1,499,027	$688,890	$155,763	$4,958,225

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2016
Net Sales	$2,089,145	$1,055,725	$247,058	$—	$3,391,928
Cost of sales and operating expenses	1,624,858	828,223	182,466	—	2,635,547
Gross Margin	464,287	227,502	64,592	—	756,381

Selling, general and administrative expense	169,648	96,170	6,895	41,292	314,005
Acquisition costs	—	—	—	401	401
Depreciation and amortization	178,845	70,120	28,531	12,412	289,908
Segment operating income/(loss)	115,794	61,212	29,166	(54,105)	152,067

Equity in net income of unconsolidated subsidiaries	467	—	69,912	—	70,379
Segment income	116,261	61,212	99,078	(54,105)	222,446

Total other expense					(99,907)
Income before income taxes					$122,539

Segment assets at December 31, 2016	$2,464,509	$1,414,409	$657,637	$161,462	$4,698,017

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2016
Net Sales	$2,074,333	$1,088,727	$228,195	$—	$3,391,255
Cost of sales and operating expenses	1,613,402	863,562	177,061	—	2,654,025
Gross Margin	460,931	225,165	51,134	—	737,230

Selling, general and administrative expense	178,624	97,110	7,264	33,385	316,383
Acquisition costs	—	—	—	8,299	8,299
Depreciation and amortization	165,854	66,817	26,711	10,522	269,904
Segment operating income/(loss)	116,453	61,238	17,159	(52,206)	142,644

Equity in net income of unconsolidated subsidiaries	1,521	—	71,895	—	73,416
Segment income	117,974	61,238	89,054	(52,206)	216,060

Total other expense					(117,280)
Income before income taxes					$98,780

 Business Segment Property, Plant and Equipment (in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
Depreciation and amortization:
Feed Ingredients	$184,172	$178,845	$165,854
Food Ingredients	75,010	70,120	66,817
Fuel Ingredients	31,019	28,531	26,711
Corporate Activities	11,899	12,412	10,522
Total	$302,100	$289,908	$269,904
Capital expenditures:
Feed Ingredients	$191,953	$167,313	$153,894
Food Ingredients	50,099	50,020	49,066
Fuel Ingredients	24,707	22,323	19,478
Corporate Activities	7,409	3,867	7,410
Total (a)	$274,168	$243,523	$229,848

(a)	Excludes immaterial capital assets acquired by acquisition in fiscal 2017, fiscal 2016 and fiscal 2015.

Geographic Area Net Trade Revenues (in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
North America	$1,937,027	$1,817,659	$1,951,421
Europe	1,372,750	1,225,397	1,066,779
China	209,780	218,480	234,978
South America	60,111	55,089	62,035
Other	82,583	75,303	76,042
Total	$3,662,251	$3,391,928	$3,391,255

The Company attributes revenues from external customers to individual foreign countries based on the origin of the Company's shipments.

Long-lived assets related to the Company's operations in North America, Europe, China, South American and other were as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	FY 2017	FY 2016
	Long-Lived Assets	Long-Lived Assets
North America	$2,468,111	$2,411,489
Europe	1,292,020	1,158,087
China	151,760	152,150
South America	81,247	74,837
Other	8,642	8,152
Total	$4,001,780	$3,804,715

NOTE 21.    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended December 30, 2017
	First Quarter (a)	Second Quarter (a)	Third Quarter (a)	Fourth Quarter (b)
Net sales	$878,510	$894,930	$936,262	$952,549
Operating income	31,414	37,063	33,310	35,026
Income from operations before income taxes	9,216	18,070	14,980	21,934
Net income	7,398	10,328	8,684	106,944
Net (income)/loss attributable to minority interests	(1,569)	(1,179)	(923)	(1,215)
Net income/(loss) attributable to Darling	5,829	9,149	7,761	105,729
Basic earnings per share	0.04	0.06	0.05	0.64
Diluted earnings per share	0.04	0.05	0.05	0.63

(a)
Previously reported amounts have been adjusted to reflect the correction of an immaterial classification error in net sales and cost of sales. Net sales and cost of sales were each decreased by approximately $1.6 million in the first quarter of fiscal 2017, approximately $1.4 million in the second quarter of fiscal 2017, approximately $1.4 million in the third quarter of fiscal 2017.

(b) Included in net income is a net tax benefit relating to the U.S. tax reform passed by congress in December 2017 of approximately $75.0 million.

	Year Ended December 31, 2016
	First Quarter (c)	Second Quarter (c)	Third Quarter (c)	Fourth Quarter (c), (d)
Net sales	$778,375	$875,777	$852,018	$885,758
Operating income	26,692	54,467	35,528	35,380
Income from operations before income taxes	4,526	41,974	28,146	47,893
Net income	2,663	33,991	28,890	41,680
Net (income)/loss attributable to minority interests	(1,584)	(1,992)	(196)	(1,139)
Net income/(loss) attributable to Darling	1,079	31,999	28,694	40,541
Basic earnings per share	0.01	0.19	0.17	0.25
Diluted earnings per share	0.01	0.19	0.17	0.25

(c)
Previously reported amounts have been adjusted to reflect the correction of an immaterial classification error in net sales and cost of sales. Net sales and cost of sales were each decreased by approximately $1.3 million in the first quarter of fiscal 2016, approximately $1.6 million in the second quarter of fiscal 2016, approximately $1.8 million in the third quarter of fiscal 2016 and $1.5 million in the fourth quarter of fiscal 2016.

(d)	Included in net income is approximately $5.6 million related to a recorded insurance settlement gain in the Netherlands relating to a December 2015 casualty fire.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 22.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the DGD Joint Venture pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company has recorded sales to the DGD Joint Venture of approximately $171.3 million, $150.5 million and $158.7 million, respectively. At December 30, 2017 and December 31, 2016, the Company has approximately $5.6 million and $6.3 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $4.1 million, $4.1 million and $5.0 million for the year ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively to the DGD Joint Venture and deferred the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at December 30, 2017, December 31, 2016 and January 2, 2016 of approximately $0.9 million, $0.7 million and $0.8 million, respectively.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2018, unless extended by agreement of the parties. The Opco borrowed and repaid $2.5 million and $3.5 million in fiscal 2016 and fiscal 2015, respectively plus an insignificant amount of interest to Darling Green. As of December 30, 2017, no amounts are owed to Darling Green under the DGD Loan Agreement.

NOTE 23.    NEW ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU amends Topic 220, Income Statement - Reporting Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. The Company is currently evaluating the impact of this standard.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets and disclosures, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The new ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures sufficient to enable the users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the elective date of the standard by one year. This ASU allows for either full retrospective or modified retrospective adoption and will become effective for the Company for the fiscal years beginning after December 15, 2017. The Company has completed its assessment of this ASU to identify any potential changes in the amount and timing of revenue recognition for its current contracts and the expected impact on the Company's business processes, systems and controls. Based on this assessment, the Company has elected to adopt this standard on a modified retrospective basis beginning in fiscal 2018. The adoption will not change the timing of revenues as the Company's revenues have been determined to be recognized at a point in time and not over time. The Company has elected not to capitalize contract fulfillment costs as the recovery of such costs are for a period of less than one year's time and are not material to the Company. Additionally, the Company has elected to treat shipping and handling as fulfillment costs, which will result in a reduction of revenue and a reduction of cost of sales for fiscal 2017 and fiscal 2016 of approximately $161.1 million and $149.0 million, respectively with no impact on overall earnings. The Company is currently reviewing the expanded incremental disclosures and the disaggregation of revenues disclosures as required under ASU No. 2014-09.

NOTE 24.    GUARANTOR FINANCIAL INFORMATION

The Company's 5.375% Notes and 4.75% Notes (see Note 10) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of December 30, 2017 and December 31, 2016, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the years ended December 30, 2017, December 31, 2016 and January 2, 2016. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,724	$2,993	$102,057	$—	$106,774
Restricted cash	103	—	39	—	142
Accounts receivable	37,453	465,653	436,874	(548,133)	391,847
Inventories	18,049	84,805	255,329	—	358,183
Income taxes refundable	1,591	—	2,918	—	4,509
Prepaid expenses	10,787	3,141	24,398	—	38,326
Other current assets	7,117	923	48,624	—	56,664
Total current assets	76,824	557,515	870,239	(548,133)	956,445
Investment in subsidiaries	4,734,618	1,167,246	844,044	(6,745,908)	—
Property, plant and equipment, net	278,121	501,842	865,859	—	1,645,822
Intangible assets, net	17,034	258,970	400,496	—	676,500
Goodwill	21,860	551,837	727,396	—	1,301,093
Investment in unconsolidated subsidiaries	4,341	—	297,697	—	302,038
Other assets	42,078	314,166	193,923	(487,883)	62,284
Deferred income taxes	—	—	14,043	—	14,043
	$5,174,876	$3,351,576	$4,213,697	$(7,781,924)	$4,958,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$115	$—	$16,028	$—	$16,143
Accounts payable	555,894	37,466	169,033	(544,976)	217,417
Income taxes payable	32	373	11,895	—	12,300
Accrued expenses	105,625	30,542	180,613	(3,157)	313,623
Total current liabilities	661,666	68,381	377,569	(548,133)	559,483
Long-term debt, net of current portion	1,030,736	—	1,155,197	(487,883)	1,698,050
Other noncurrent liabilities	69,711	—	36,576	—	106,287
Deferred income taxes	106,543	—	160,165	—	266,708
Total liabilities	1,868,656	68,381	1,729,507	(1,036,016)	2,630,528
Total stockholders' equity	3,306,220	3,283,195	2,484,190	(6,745,908)	2,327,697
	$5,174,876	$3,351,576	$4,213,697	$(7,781,924)	$4,958,225

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,470	$5,754	$107,340	$—	$114,564
Restricted cash	103	—	190	—	293
Accounts receivable	39,209	97,220	339,251	(87,283)	388,397
Inventories	16,573	85,890	228,352	—	330,815
Income taxes refundable	3,566	—	3,913	—	7,479
Prepaid expenses	11,152	2,769	16,063	—	29,984
Other current assets	5,859	3,165	19,221	(6,475)	21,770
Total current assets	77,932	194,798	714,330	(93,758)	893,302
Investment in subsidiaries	4,296,200	1,154,398	909,263	(6,359,861)	—
Property, plant and equipment, net	233,456	497,312	784,807	—	1,515,575
Intangible assets, net	13,746	291,724	406,457	—	711,927
Goodwill	21,860	549,960	654,073	—	1,225,893
Investment in unconsolidated subsidiary	1,438	—	291,279	—	292,717
Other assets	36,063	396,222	160,505	(549,177)	43,613
Deferred income taxes	—	—	14,990	—	14,990
	$4,680,695	$3,084,414	$3,935,704	$(7,002,796)	$4,698,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4,220	$—	$25,502	$(6,475)	$23,247
Accounts payable	116,075	18,142	130,718	(84,040)	180,895
Income tax payable	(383)	373	4,923	—	4,913
Accrued expenses	86,581	33,834	125,624	(3,243)	242,796
Total current liabilities	206,493	52,349	286,767	(93,758)	451,851
Long-term debt, net of current portion	1,109,523	—	1,167,349	(549,176)	1,727,696
Other noncurrent liabilities	63,072	—	33,042	—	96,114
Deferred income taxes	140,543	—	205,591	—	346,134
Total liabilities	1,519,631	52,349	1,692,749	(642,934)	2,621,795
Total stockholders' equity	3,161,064	3,032,065	2,242,955	(6,359,862)	2,076,222
	$4,680,695	$3,084,414	$3,935,704	$(7,002,796)	$4,698,017

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$545,699	$1,464,920	$1,893,304	$(241,672)	$3,662,251
Cost and expenses:
Cost of sales and operating expenses	429,681	1,198,271	1,489,571	(241,672)	2,875,851
Selling, general and administrative expenses	151,896	55,053	140,538	—	347,487
Depreciation and amortization	42,366	106,406	153,328	—	302,100
Total costs and expenses	623,943	1,359,730	1,783,437	(241,672)	3,525,438
Operating income	(78,244)	105,190	109,867	—	136,813

Interest expense	(55,336)	15,818	(49,408)	—	(88,926)
Foreign currency gains/(losses)	(234)	114	(6,778)	—	(6,898)
Other income/(expense), net	(13,635)	37	8,305	—	(5,293)
Equity in net income of unconsolidated subsidiaries	(1,847)	—	30,351	—	28,504
Earnings in investments in subsidiaries	438,580	—	—	(438,580)	—
Income/(loss) from operations before taxes	289,284	121,159	92,337	(438,580)	64,200
Income taxes (benefit)	160,816	(130,508)	(99,462)	—	(69,154)
Net (income)/loss attributable to noncontrolling interests	—	—	(4,886)	—	(4,886)
Net income/(loss) attributable to Darling	$128,468	$251,667	$186,913	$(438,580)	$128,468

Condensed Consolidating Statements of Operations
For the year ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$501,856	$1,341,925	$1,746,657	$(198,510)	$3,391,928
Cost and expenses:
Cost of sales and operating expenses	392,876	1,085,582	1,355,599	(198,510)	2,635,547
Selling, general and administrative expenses	130,573	51,029	132,403	—	314,005
Depreciation and amortization	41,106	105,261	143,541	—	289,908
Acquisition and integration costs	—	—	401	—	401
Total costs and expenses	564,555	1,241,872	1,631,944	(198,510)	3,239,861
Operating income	(62,699)	100,053	114,713	—	152,067

Interest expense	(60,971)	17,492	(50,708)	—	(94,187)
Foreign currency gains/(losses)	122	(283)	(1,693)	—	(1,854)
Other income/(expense), net	(13,538)	106	9,566	—	(3,866)
Equity in net income of unconsolidated subsidiaries	(1,236)	—	71,615	—	70,379
Earnings in investments in subsidiaries	223,347	—	—	(223,347)	—
Income/(loss) from operations before taxes	85,025	117,368	143,493	(223,347)	122,539
Income taxes (benefit)	(17,288)	14,669	17,934	—	15,315
Net (income)/loss attributable to noncontrolling interests	—	—	(4,911)	—	(4,911)
Net income/(loss) attributable to Darling	$102,313	$102,699	$120,648	$(223,347)	$102,313

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended January 2 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$475,213	$1,363,279	$1,753,609	$(200,846)	$3,391,255
Cost and expenses:
Cost of sales and operating expenses	369,928	1,108,864	1,376,079	(200,846)	2,654,025
Selling, general and administrative expenses	122,509	55,691	138,183	—	316,383
Depreciation and amortization	34,889	98,400	136,615	—	269,904
Acquisition costs	3,177	—	5,122	—	8,299
Total costs and expenses	530,503	1,262,955	1,655,999	(200,846)	3,248,611
Operating income	(55,290)	100,324	97,610	—	142,644

Interest expense	(60,945)	18,839	(63,424)	—	(105,530)
Foreign currency gains/(losses)	(123)	(1,649)	(3,139)	—	(4,911)
Other income/(expense), net	(22,455)	435	15,181	—	(6,839)
Equity in net income of unconsolidated subsidiary	—	—	73,416	—	73,416
Earnings in investments in subsidiaries	198,371	—	—	(198,371)	—
Income/(loss) from operations before taxes	59,558	117,949	119,644	(198,371)	98,780
Income taxes (benefit)	(18,973)	16,121	16,353	—	13,501
Net (income)/loss attributable to noncontrolling interests	—	—	(6,748)	—	(6,748)
Net income/(loss) attributable to Darling	$78,531	$101,828	$96,543	$(198,371)	$78,531

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$133,354	$251,667	$186,913	$(438,580)	$133,354
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	121,810	—	121,810
Pension adjustments	4,797	—	1,032	—	5,829
Natural gas swap derivative adjustments	(18)	—	—	—	(18)
Corn option derivative adjustments	(1,078)	—	—	—	(1,078)
Total other comprehensive income, net of tax	3,701	—	122,842	—	126,543
Total comprehensive income/(loss)	137,055	251,667	309,755	(438,580)	259,897
Comprehensive income attributable to noncontrolling interests	—	—	947	—	$947
Comprehensive income/(loss) attributable to Darling	$137,055	$251,667	$308,808	$(438,580)	$258,950

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$107,224	$102,699	$120,648	$(223,347)	$107,224
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	—	(5,593)	—	(5,593)
Pension adjustments	1,766	—	(2,782)	—	(1,016)
Corn option derivative adjustments	625	—	—	—	625
Total other comprehensive income, net of tax	2,391	—	(8,375)	—	(5,984)
Total comprehensive income (loss)	$109,615	$102,699	$112,273	$(223,347)	$101,240
Comprehensive income attributable to noncontrolling interests	—	—	3,015	—	3,015
Comprehensive income/(loss) attributable to Darling	$109,615	$102,699	$109,258	$(223,347)	$98,225

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$85,279	$101,828	$96,543	$(198,371)	$85,279
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	—	(162,436)	—	(162,436)
Pension adjustments	83	109	4,010	—	4,202
Natural gas swap derivative adjustments	—	—	—	—	—
Corn option derivative adjustments	1,767	—	—	—	1,767
Total other comprehensive income, net of tax	1,850	109	(158,426)	—	(156,467)
Total comprehensive income (loss)	$87,129	$101,937	$(61,883)	$(198,371)	$(71,188)
Comprehensive income attributable to noncontrolling interests	—	—	9,139	—	9,139
Comprehensive income/(loss) attributable to Darling	$87,129	$101,937	$(71,022)	$(198,371)	$(80,327)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$133,354	$251,667	$186,913	$(438,580)	$133,354
Earnings in investments in subsidiaries	(438,580)	—	—	438,580	—
Other operating cash flows	489,302	(240,494)	28,425	—	277,233
Net cash provided/(used) by operating activities	184,076	11,173	215,338	—	410,587

Cash flows from investing activities:
Capital expenditures	(83,520)	(74,384)	(116,264)	—	(274,168)
Acquisitions, net of cash acquired	—	(12,144)	—	—	(12,144)
Investment in subsidiaries and affiliates	(6,309)	(13,386)	—	14,945	(4,750)
Note receivable from affiliates	—	82,000	(82,000)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,577	3,980	1,533	—	8,090
Proceeds from insurance settlements	—	—	6,054	—	6,054
Payments related to routes and other intangibles	(7,135)	—	—	—	(7,135)
Net cash provide/(used) in investing activities	(94,387)	(13,934)	(190,677)	14,945	(284,053)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	33,401	—	33,401
Payments on long-term debt	(79,706)	—	(69,917)	—	(149,623)
Borrowings from revolving credit facility	170,000	—	29,495	—	199,495
Payments on revolving credit facility	(170,000)	—	(34,935)	—	(204,935)
Net overdraft financing	—	—	(714)	—	(714)
Deferred loan costs	(6,717)	—	—	—	(6,717)
Issuance of common stock	22	—	—	—	22
Contributions from parent	—	—	14,945	(14,945)	—
Minimum withholding taxes paid on stock awards	(3,034)	—	(15)	—	(3,049)
Deduction of noncontrolling interest	—	—	(5,281)	—	(5,281)
Distributions to noncontrolling interests	—	—	(17,451)	—	(17,451)
Net cash provided/(used) in financing activities	(89,435)	—	(50,472)	(14,945)	(154,852)

Effect of exchange rate changes on cash and cash equivalent	—	—	20,528	—	20,528
Net increase/(decrease) in cash and cash equivalents	254	(2,761)	(5,283)	—	(7,790)
Cash and cash equivalents at beginning of year	1,470	5,754	107,340	—	114,564
Cash and cash equivalents at end of year	$1,724	$2,993	$102,057	$—	$106,774

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$107,224	$102,699	$120,648	$(223,347)	$107,224
Earnings in investments in subsidiaries	(223,347)	—	—	223,347	—
Other operating cash flows	317,040	(100,970)	67,742	—	283,812
Net cash provided by operating activities	200,917	1,729	188,390	—	391,036

Cash flows from investing activities:
Capital expenditures	(51,330)	(91,340)	(100,853)	—	(243,523)
Acquisitions, net of cash acquired	—	—	(8,511)	—	(8,511)
Investment in subsidiaries and affiliates	—	(12,754)	—	12,754	—
Note receivable from affiliates	—	103,056	(103,056)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,784	1,070	3,475	—	7,329
Proceeds from insurance settlements	—	—	1,537	—	1,537
Payments related to routes and other intangibles	—	—	(23)	—	(23)
Net cash provided/(used) in investing activities	(48,546)	32	(207,431)	12,754	(243,191)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	36,327	—	36,327
Payments on long-term debt	(143,935)	—	(60,493)	—	(204,428)
Borrowings from revolving credit facility	94,000	—	5,276	—	99,276
Payments on revolving credit facility	(94,000)	—	(10,028)	—	(104,028)
Net overdraft financing	—	—	1,071	—	1,071
Deferred loan costs	(3,879)	—	—	—	(3,879)
Issuances of common stock	188	—	—	—	188
Repurchase of common stock	(5,000)	—	—	—	(5,000)
Contributions from parent	—	—	12,754	(12,754)	—
Minimum withholding taxes paid on stock awards	(1,718)	—	(125)	—	(1,843)
Distributions to noncontrolling interests	—	—	(1,552)	—	(1,552)
Net cash provided/(used) in financing activities	(154,344)	—	(16,770)	(12,754)	(183,868)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,297)	—	(6,297)
Net increase/(decrease) in cash and cash equivalents	(1,973)	1,761	(42,108)	—	(42,320)
Cash and cash equivalents at beginning of year	3,443	3,993	149,448	—	156,884
Cash and cash equivalents at end of year	$1,470	$5,754	$107,340	$—	$114,564

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended January 2, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$85,279	$101,828	$96,543	$(198,371)	$85,279
Earnings in investments in subsidiaries	(198,371)	—	—	198,371	—
Other operating cash flows	250,597	(53,098)	138,181	—	335,680
Net cash provided/(used) by operating activities	137,505	48,730	234,724	—	420,959

Cash flows from investing activities:
Capital expenditures	(46,574)	(91,702)	(91,572)	—	(229,848)
Acquisitions, net of cash acquired	—	—	(377)	—	(377)
Investment in subsidiaries and affiliates	(20)	(45,103)	29,541	15,582	—
Note receivable from affiliates	—	76,019	(76,019)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,035	1,154	1,651	—	3,840
Proceeds from insurance settlements	71	490	—	—	561
Payments related to routes and other intangibles	—	—	(3,845)	—	(3,845)
Net cash provided/(used) in investing activities	(45,488)	(59,142)	(140,621)	15,582	(229,669)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	590,745	—	590,745
Payments on long-term debt	(16,111)	(55)	(593,089)	—	(609,255)
Borrowing from revolving credit facility	25,000	—	53,244	—	78,244
Payments on revolving credit facility	(90,000)	—	(76,755)	—	(166,755)
Net overdraft financing	—	—	(1,261)	—	(1,261)
Deferred loan costs	(7,295)	—	(10,015)	—	(17,310)
Issuances of common stock	171	—	—	—	171
Repurchase of common stock	(5,912)	—	—	—	(5,912)
Contributions from parent	—	—	15,582	(15,582)	—
Minimum withholding taxes paid on stock awards	(4,874)	—	—	—	(4,874)
Deductions to noncontrolling interest	—	—	(87)	—	(87)
Distributions to noncontrolling interests	—	—	(3,295)	—	(3,295)
Net cash provided/(used) in financing activities	(99,021)	(55)	(24,931)	(15,582)	(139,589)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,601)	—	(3,601)
Net increase/(decrease) in cash and cash equivalents	(7,004)	(10,467)	65,571	—	48,100
Cash and cash equivalents at beginning of year	10,447	14,460	83,877	—	108,784
Cash and cash equivalents at end of year	$3,443	$3,993	$149,448	$—	$156,884

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2017. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 30, 2017.

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

(c)    Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than SOX control changes related to the upgrade of accounting software at in North America and at its international operations that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,”  “Our Management - Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 30, 2017, and such information is incorporated herein by reference.

The Company has adopted the Darling Ingredients Inc. Code of Conduct (“Code of Conduct”), which is applicable to all of the Company’s employees, including its senior financial officers, the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, Treasurer and General Counsel.  A copy of the Company’s Code of Conduct has been posted on the “Investor” portion of our web site, at www.darlingii.com.  We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code of Conduct by posting such information on the same web site.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 30, 2017, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 30, 2017, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company's security holders, and (ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;

•	the weighted-average exercise price of the outstanding options and granted non-vested stock; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,602,563	(1)	$11.24	16,576,999
Equity compensation plans not approved by security holders	–		–	–
Total	4,602,563		$11.24	16,576,999

(1)
Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2004 Omnibus Incentive Plan, 2012 Omnibus Incentive Plan and 2017 Omnibus Incentive Plan, each as approved by the Company’s stockholders.  See Note 13 of Notes to Consolidated Financial Statements for information regarding the material features of the 2017 Omnibus Incentive Plan.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 30, 2017, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,”  “Corporate Governance – Code of Business Conduct” and “Corporate Governance - Independent Directors” included in the Company's definitive Proxy Statement relating to the 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 30, 2017, and such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 30 2017, and such information is incorporated herein by reference.

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

3.5	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2017 and incorporated herein by reference).

4.1
Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

4.2
Senior Notes Indenture, dated as of January 2, 2014, by and among Darling Escrow Corporation, the subsidiary guarantors party thereto from time to time and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 10, 2014 and incorporated herein by reference).

4.3
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

4.5
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

10.6
Fifth Amendment, dated as of December 18, 2017, to Second Amended and Restated Credit Agreement by and among Darling Ingredients Inc., as the parent borrower, the other subsidiary borrowers party thereto, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2017 and incorporated herein by reference).

10.7
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

10.14 *
Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2005 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

10.15 *
Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 (Securities and Exchange Commission File No. 000-24620) and incorporated herein by reference).

10.16 *	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.15 to the Company's Current Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.17 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.18 *	Amendment to Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.17 to the Company's Current Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.19 *	Darling Ingredients Inc. 2017 Omnibus Incentive Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed May 9, 2017 and incorporated herein by reference).

10.20 *
Form of Performance Award Agreement for use in connection with awards under the 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2016 and incorporated herein by reference).

10.21 *
Form of Stock Option Notice and Agreement for use in connection with awards under the 2012 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2016 and incorporated herein by reference).

10.22 *
Form of Performance Unit Award Agreement under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2014 and incorporated herein by reference).

10.23 *
Form of Performance Unit Award Agreement for 2017 awards under the 2017 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2017 and incorporated herein by reference).

10.24 *
Form of Stock Option Notice and Agreement for 2017 awards under the 2017 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2017 and incorporated herein by reference).

10.25 *
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

10.28 *
Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2014 and incorporated herein by reference).

10.29 *
Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling International Inc. 2017 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017 and incorporated herein by reference).

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

10.32 *
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

10.36 *	Amended and Restated Senior Executive Termination Benefits Agreement, dated effective as of January 1, 2018, between Darling Ingredients Inc. and John O. Muse (filed herewith).

10.37 *
Senior Executive Termination Benefits Agreement, dated effective as of January 15, 2017, between Darling Ingredients Inc. and Patrick C. Lynch (filed as Exhibit 10.33 to the Company's Current Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.38 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2017 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 30, 2017, December 31, 2016 and January 2, 2016; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2017, December 31, 2016 and January 2, 2016; (v) Consolidated Statements of Cash Flows for the years ended December 30, 2017, December 31, 2016 and January 2, 2016; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 27, 2018

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 27, 2018
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Brad Phillips	Chief Financial Officer	February 27, 2018
Brad Phillips	(Principal Financial Officer)

/s/ Brenda Snell	Chief Accounting Officer	February 27, 2018
Brenda Snell	(Principal Accounting Officer)

/s/ Charles Adair	Director	February 27, 2018
Charles Adair

/s/ D. Eugene Ewing	Director	February 27, 2018
D. Eugene Ewing

/s/ Linda Goodspeed	Director	February 27, 2018
Linda Goodspeed

/s/ Dirk Kloosterboer	Director	February 27, 2018
Dirk Kloosterboer

/s/ Mary R. Korby	Director	February 27, 2018
Mary R. Korby

/s/ Cynthia Pharr Lee	Director	February 27, 2018
Cynthia Pharr Lee

/s/ Charles Macaluso	Director	February 27, 2018
Charles Macaluso

/s/ Gary W. Mize	Director	February 27, 2018
Gary W. Mize

/s/ Michael E. Rescoe	Director	February 27, 2018
Michael E. Resco