Form 10-Q
period 2018-03-31
DARLING INGREDIENTS INC.
filed 2018-05-09
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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

There were 164,651,745 shares of common stock, $0.01 par value, outstanding at May 3, 2018.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2018 and December 30, 2017
(in thousands, except share data)

	March 31, 2018	December 30, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$122,869	$106,774
Restricted cash	142	142
Accounts receivable, net	413,659	391,847
Inventories	373,121	358,183
Prepaid expenses	40,707	38,326
Income taxes refundable	4,694	4,509
Other current assets	15,888	56,664
Total current assets	971,080	956,445
Property, plant and equipment, less accumulated depreciation of $1,133,063 at March 31, 2018 and $1,075,448 at December 30, 2017	1,657,609	1,645,822
Intangible assets, less accumulated amortization of $399,331 at March 31, 2018 and $383,836 at December 30, 2017	659,855	676,500
Goodwill	1,309,608	1,301,093
Investment in unconsolidated subsidiaries	409,135	302,038
Other assets	63,037	62,284
Deferred income taxes	15,186	14,043
	$5,085,510	$4,958,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,722	$16,143
Accounts payable, principally trade	188,048	217,417
Income taxes payable	11,290	12,300
Accrued expenses	290,809	313,623
Total current liabilities	506,869	559,483
Long-term debt, net of current portion	1,764,423	1,698,050
Other non-current liabilities	106,603	106,287
Deferred income taxes	268,376	266,708
Total liabilities	2,646,271	2,630,528
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 168,046,483 and 167,892,500 shares issued at March 31, 2018 and at December 30, 2017, respectively	1,680	1,679
Additional paid-in capital	1,525,836	1,515,614
Treasury stock, at cost; 3,398,821 and 3,239,063 shares at March 31, 2018 and at December 30, 2017, respectively	(47,025)	(44,063)
Accumulated other comprehensive loss	(198,444)	(209,524)
Retained earnings	1,083,314	981,227
Total Darling's stockholders’ equity	2,365,361	2,244,933
Noncontrolling interests	73,878	82,764
Total stockholders' equity	$2,439,239	$2,327,697
	$5,085,510	$4,958,225

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2018 and April 1, 2017
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$875,374	$878,510
Costs and expenses:
Cost of sales and operating expenses	678,099	687,966
Selling, general and administrative expenses	86,902	86,923
Depreciation and amortization	78,619	71,114
Total costs and expenses	843,620	846,003
Operating income	31,754	32,507

Other expense:
Interest expense	(23,124)	(21,680)
Foreign currency loss	(1,481)	(264)
Other expense, net	(2,516)	(2,053)
Total other expense	(27,121)	(23,997)

Equity in net income of unconsolidated subsidiaries	97,154	706
Income before income taxes	101,787	9,216

Income tax expense	3,712	1,818

Net income	98,075	7,398

Net income attributable to noncontrolling interests	(770)	(1,569)

Net income attributable to Darling	$97,305	$5,829

Basic income per share	$0.59	$0.04
Diluted income per share	$0.58	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 2018 and April 1, 2017
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$98,075	$7,398
Other comprehensive income/(loss), net of tax:
Foreign currency translation	17,295	15,679
Pension adjustments	667	759
Natural gas swap derivative adjustments	22	—
Corn option derivative adjustments	(1,605)	(1,102)
Total other comprehensive income, net of tax	16,379	15,336
Total comprehensive income	$114,454	$22,734
Comprehensive income attributable to noncontrolling interests	1,287	1,247
Comprehensive income attributable to Darling	$113,167	$21,487

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2018 and April 1, 2017
(in thousands)
(unaudited)

	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net Income	$98,075	$7,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,619	71,114
Gain on disposal of property, plant, equipment and other assets	(462)	(125)
Gain on insurance proceeds from insurance settlements	(503)	—
Deferred taxes	(2,649)	(8,454)
Increase in long-term pension liability	159	702
Stock-based compensation expense	8,992	6,732
Deferred loan cost amortization	2,939	2,176
Equity in net income of unconsolidated subsidiaries	(97,154)	(706)
Distributions of earnings from unconsolidated subsidiaries	—	25,000
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,590)	(753)
Income taxes refundable/payable	(1,384)	7,576
Inventories and prepaid expenses	(10,182)	(10,660)
Accounts payable and accrued expenses	(38,422)	(8,365)
Other	3,486	2,823
Net cash provided by operating activities	26,924	94,458
Cash flows from investing activities:
Capital expenditures	(56,587)	(62,292)
Investment in unconsolidated subsidiary	(3,500)	(2,250)
Proceeds from sale of investment in subsidiary	2,805	—
Gross proceeds from disposal of property, plant and equipment and other assets	1,479	1,340
Proceeds from insurance settlement	503	3,301
Payments related to routes and other intangibles	(15)	—
Net cash used by investing activities	(55,315)	(59,901)
Cash flows from financing activities:
Proceeds from long-term debt	3,876	8,649
Payments on long-term debt	(9,622)	(9,265)
Borrowings from revolving credit facility	135,184	47,000
Payments on revolving credit facility	(80,019)	(52,327)
Net cash overdraft financing	(331)	(1,077)
Deferred loan costs	(1,094)	(1,135)
Issuance of common stock	182	22
Minimum withholding taxes paid on stock awards	(2,018)	(1,995)
Distributions to noncontrolling interests	—	(433)
Net cash provided/ (used) by financing activities	46,158	(10,561)
Effect of exchange rate changes on cash	(1,672)	309
Net increase in cash, cash equivalents and restricted cash	16,095	24,305
Cash, cash equivalents and restricted cash at beginning of period	106,916	114,857
Cash, cash equivalents and restricted cash at end of period	$123,011	$139,162
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(1,934)	$(2,787)
Cash paid during the period for:
Interest, net of capitalized interest	$19,142	$19,022
Income taxes, net of refunds	$7,120	$2,429
Non-cash financing activities
Debt issued for assets	$17	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended March 31, 2018 and April 1, 2017, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2017.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represent the outstanding ownership interest in the Company's consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income of the consolidated subsidiaries is shown as an allocation of the Company's net income and is presented separately as “Net income attributable to noncontrolling interests.” In the Company's Consolidated Balance Sheets, noncontrolling interests represent the ownership interests in the Company consolidated subsidiaries' net assets held by parties other than the Company. These ownership interests are presented separately as “Noncontrolling interests” within “Stockholders' Equity.” All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of March 31, 2018, and include the 13 weeks ended March 31, 2018, and the 13 weeks ended April 1, 2017.

(c)	Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash. This ASU amends Topic 230, Statement of Cash Flows, which includes new guidance on the classification and presentation of restricted cash in the statement of cash flows in order to eliminate the discrepancies that currently exist in how companies present these changes. This ASU requires restricted cash to be included with cash and cash equivalents when explaining the changes in cash in the statement of cash flows. The Company adopted this on December 31, 2017 and it did not have a material impact on the Company's consolidated financial statements.

Restricted cash represents amounts required to be set aside to cover self-insurance claims and collateral for environmental claims. The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statement of cash flows (in thousands):

	March 31, 2018	December 30, 2017
Cash and cash equivalents	$122,869	$106,774
Restricted cash	142	142
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flow	$123,011	$106,916

(d)	Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, and aging of trade accounts receivable, among other factors.  If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required. The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the three months ended March 31, 2018, the Company sold approximately $18.8 million of its trade receivables and incurred less than approximately $0.1 million in fees, which are recorded as interest expense. For the three month ended April 1, 2017, no receivables were factored.

(e)	Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized in the fiscal month the service occurs.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when control of the promised finished product is transferred to the Company's customer.  See Note 18 to the consolidated financial statements.

(f)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gains of approximately $16.8 million and approximately $16.0 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

(g)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In the consolidated statements of operations, previously reported amounts have been adjusted to reflect the correction of an immaterial classification error in net sales and cost of sales as disclosed in Company’s Form 10-K for the fiscal year ended December 30, 2017. In addition, previous reported net periodic pension costs have been reclassified in the consolidated statements of operations to conform to current year presentation, as described in Note 13 and previously reported amounts in the consolidated statements of cash flows have been adjusted to reflect the adoption of the presentation of restricted cash.

(h)	Earnings Per Share

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		March 31, 2018			April 1, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$97,305	164,772	$0.59	$5,829	164,738	$0.04
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,071			2,012
Less: Pro forma treasury shares		(2,101)			(886)
Diluted:
Net income attributable to Darling	$97,305	167,742	$0.58	$5,829	165,864	$0.04

For the three months ended March 31, 2018 and April 1, 2017, respectively, 749,550 and 1,812,518 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended March 31, 2018 and April 1, 2017, respectively, 385,216 and 636,445 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)	Acquisitions and Dispositions

In January 2018, the Company through a wholly-owned international subsidiary, sold a portion of its interest in a majority owned consolidated subsidiary for approximately $2.8 million. This transaction resulted in the foreign subsidiary being deconsolidated and accounted for using the equity method of accounting, effective January 2018.

(4)	Inventories

A summary of inventories follows (in thousands):

	March 31, 2018	December 30, 2017
Finished product	$176,932	$171,277
Work in process	107,910	101,540
Raw material	32,648	33,173
Supplies and other	55,631	52,193
	$373,121	$358,183

(5)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	March 31, 2018	December 30, 2017
Indefinite Lived Intangible Assets
Trade names	$55,473	$54,682
	55,473	54,682
Finite Lived Intangible Assets:
Routes	392,477	397,808
Permits	515,830	512,659
Non-compete agreements	3,890	3,963
Trade names	76,354	76,558
Royalty, consulting, land use rights and leasehold	15,162	14,666
	1,003,713	1,005,654
Accumulated Amortization:
Routes	(140,001)	(136,592)
Permits	(221,317)	(211,264)
Non-compete agreements	(2,497)	(2,387)
Trade names	(31,839)	(30,235)
Royalty, consulting, land use rights and leasehold	(3,677)	(3,358)
	(399,331)	(383,836)
Total Intangible assets, less accumulated amortization	$659,855	$676,500

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2018 as a result of approximately $5.5 million of asset retirements and increased due to foreign currency translation. Amortization expense for the three months ended March 31, 2018 and April 1, 2017, was approximately $19.5 million and $19.1 million.

(6)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 30, 2017
Goodwill	$848,167	$344,471	$124,369	$1,317,007
Accumulated impairment losses	(15,914)	—	—	(15,914)
	832,253	344,471	124,369	1,301,093
Goodwill acquired during year	—	—	—	—
Foreign currency translation	201	6,560	1,754	8,515
Balance at March 31, 2018
Goodwill	848,368	351,031	126,123	1,325,522
Accumulated impairment losses	(15,914)	—	—	(15,914)
	$832,454	$351,031	$126,123	$1,309,608

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

On May 31, 2011, the DGD Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the DGD Joint Venture (“Opco”), entered into (i) a facility agreement (the “Facility Agreement”) with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the “Lender”), and (ii) a loan agreement (the “Loan Agreement”) with the Lender, which provided the DGD Joint Venture with a 14 year multiple advance term loan facility of approximately $221.3 million (the “JV Loan”) to support the design, engineering and construction of the DGD Facility, which is now in production. During the three months ended March 31, 2018, the DGD Joint Venture repaid all remaining outstanding amounts under the Facility Agreement and the Loan Agreement.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company. Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	March 31, 2018	December 31, 2017
Assets:
Total current assets	$295,775	$202,778
Property, plant and equipment, net	475,218	435,328
Other assets	11,959	4,655
Total assets	$782,952	$642,761
Liabilities and members' equity:
Total current portion of long term debt	$—	$17,023
Total other current liabilities	40,242	40,705
Total long term debt	—	36,730
Total other long term liabilities	458	450
Total members' equity	742,252	547,853
Total liabilities and member's equity	$782,952	$642,761

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Revenues:
Operating revenues	$150,321	$125,397
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	(49,821)	115,322
Depreciation, amortization and accretion expense	6,120	8,113
Total costs and expenses	(43,701)	123,435
Operating income	194,022	1,962
Other income	377	223
Interest and debt expense, net	—	(990)
Net income	$194,399	$1,195

As of March 31, 2018 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $371.1 million on the consolidated balance sheet and has recorded an equity net gain of approximately $97.2 million and $0.6 million for the three months ended March 31, 2018 and April 1, 2017, respectively. In February 2018, the blender tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. Fiscal 2017 results do not include any blenders tax credits, while in the first quarter of fiscal 2018, the DGD Joint Venture recorded approximately $160.4 million for the 2017 reinstated blenders tax credits. The DGD Joint Venture recorded the blenders tax credits in the first quarter of fiscal 2018 as a reduction of total costs and expenses in the above table. The biodiesel blenders tax credit have not been reinstated for fiscal 2018.

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2018	December 30, 2017
Compensation and benefits	$80,714	$102,474
Accrued income, ad valorem, and franchise taxes	36,081	30,546
Accrued operating expenses	67,878	61,230
Other accrued expense	106,136	119,373
	$290,809	$313,623

(9)	Debt

Debt consists of the following (in thousands):

	March 31, 2018	December 30, 2017
Amended Credit Agreement:
Revolving Credit Facility ($3.9 million denominated in CAD and $18.5 million denominated in euro at March 31, 2018)	$55,374	$—
Term Loan A ($51.7 million and $53.1 million denominated in CAD at March 31, 2018 and December 30, 2017, respectively)	94,924	96,365
Less unamortized deferred loan costs	(623)	(671)
Carrying value Term Loan A	94,301	95,694

Term Loan B	505,000	505,000
Less unamortized deferred loan costs	(10,238)	(10,578)
Carrying value Term Loan B	494,762	494,422

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(5,957)	(6,638)
Carrying value 5.375% Senior Notes due 2022	494,043	493,362

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	634,918	617,356
Less unamortized deferred loan costs - Denominated in euro	(8,529)	(8,675)
Carrying value 4.75% Senior Notes due 2022	626,389	608,681

Other Notes and Obligations	16,276	22,034
	1,781,145	1,714,193
Less Current Maturities	16,722	16,143
	$1,764,423	$1,698,050

As of March 31, 2018, the Company had outstanding debt under a term loan facility and revolving credit facility denominated in Canadian dollars of CAD$66.6 million and CAD$5.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, as of March 31, 2018, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$0.7 million and CAD$0.4 million, respectively.

As of March 31, 2018, the Company had outstanding debt under a revolving credit facility and the Company's 4.75% Senior Notes due 2022 denominated in euros of €15.0 million and €515.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at March 31, 2018, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.1 million and €0.1 million, respectively.

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

Effective December 18, 2017, the Company, and certain of its subsidiaries entered into an amendment (the “Fifth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fifth Amendment (i) refinanced the term B loans under the Amended Credit Agreement with new term B loans in an aggregate principal amount of $525.0 million with a maturity date of December 18, 2024; (ii) adjusted the applicable margin pricing on borrowings under the term B loan; (iii) modified certain of the negative covenants to increase the allowances for certain actions, including debt and investments; and (iv) made other updates and changes.

Effective December 16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment (i) extended the maturity date of the term A loans and revolving credit facility loans under the Amended Credit Agreement from September 27, 2018 to December 16, 2021, subject to a 91-day “springing” adjustment if the term B loans are outstanding 91 days prior to the maturity date of the term B loans; (ii) reset the amortization schedule of the term A loans to their original schedule; (iii) adjusted the applicable margin pricing grid on borrowings under the term A Loan and revolving credit facility which adjusts based on the Company's total leverage ratio as set forth in the Amended Credit Agreement; (iv) eliminated the secured leverage ratio financial maintenance covenant so that from and after the effective date of the Fourth Amendment the Company’s financial covenants consist of maintaining of total leverage ratio not to exceed 5.50 to 1.00 and maintaining an interest coverage ratio of not less than 3.00 to 1.00; (v) modified certain of the negative covenants to include a senior leverage ratio incurrence-based test and to increase the allowances for certain actions, including debt, investments and restricted payments; and (vi) made other updates and changes.

The Company's Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $1.88 billion comprised of (i) the Company's $350.0 million term loan A facility, (ii) the Company's $525.0 million term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $150.0 million of which is available for a letter of credit sub-facility and $50.0 million of which is available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $948.3 million of the revolving loan facility is available to be borrowed by (x) Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, (y) Darling Canada in Canadian dollars and (z) Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”) and CTH Germany GmbH (“CTH”) in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender. The revolving loan facility and term loan A facility will mature on December 16, 2021. The revolving loan facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

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

As of March 31, 2018, the Company had $43.3 million outstanding under the term loan A facility and $10.0 million outstanding under the revolver at LIBOR plus a margin of 2.00% per annum for a total of 3.88% per annum. The Company had $23.0 million outstanding under the revolver at base rate plus a margin of 1.00% per annum for a total of 5.75% per annum. The Company had $500.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 3.88% per annum and $5.0 million outstanding under the term loan B facility at base rate plus a margin of 1.00% per annum for a total of 5.75% per annum. The Company had CAD$66.6 million outstanding under the term loan A facility at CDOR plus a margin of 2.00% per annum for a total of 3.7047% per annum and CAD$5.0 million outstanding under the revolver at CDOR plus a margin of 2.00% per annum for a total of 3.6691% per annum. The Company had €15.0 million at LIBOR plus a margin of 2.00% per annum for a total of 2.00% per annum. As of March 31, 2018, the Company had unused capacity of $921.8 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $22.9 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $19.2 million at March 31, 2018.

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

As of March 31, 2018, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018, among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, are being used to refinance all of the 4.75% Notes by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering. The refinancing of the 4.75% Notes is expected to be completed during the second quarter of 2018.

(10)	Income Taxes

The Company has provided income taxes for the three month periods ended March 31, 2018 and April 1, 2017, based on its estimate of the effective tax rate for the entire 2018 and 2017 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company expects to have access to its offshore earnings with no material U.S. tax impact. Therefore, the Company does not consider earnings from its foreign subsidiaries to be permanently reinvested offshore.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of March 31, 2018, the Company had $2.4 million of gross unrecognized tax benefits and $1.3 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $2.1 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act” or “U.S. tax reform”) was signed into law, effective January 1, 2018, that, among other things, lowered the corporate income tax rate from 35% to 21%, moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred earnings of foreign subsidiaries, and introduced new provisions regarding the taxation of Global Intangible Low-Taxed Income (“GILTI”) of foreign subsidiaries. The Company is subject to the GILTI provisions beginning January 1, 2018. The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred.

The Company’s accounting policy election is to account for GILTI as incurred. The Company has reasonably estimated GILTI with no material impact to the estimated annual effective tax rate.

Accounting Standards Codification 740, Accounting for Income Taxes, requires companies to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. Due to the timing of the Tax Act and the substantial changes it brings, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides registrants a measurement period to report the impact of the new U.S. tax law. During the measurement period, provisional amounts for the effects of the tax law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the Tax Act.

As a result of U.S. Tax Reform, the Company recorded a provisional tax benefit at December 30, 2017 of $12.1 million related to the mandatory deemed repatriation including an adjustment to the U.S. deferred tax liability associated with foreign earnings that were not permanently reinvested outside the U.S. and $62.9 million for the re-measurement of deferred taxes at the reduced 21% federal tax rate. The Company recorded provisional amounts for the mandatory repatriation including its impact on the Company’s deferred taxes because certain information related to the computation of earnings and profits is not readily available and there is limited information from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. The Company has not revised any of its 2017 provisional estimates under SAB No. 118, but the Company is continuing to gather information and is waiting on further guidance from the IRS and other standard-setting bodies on the Tax Act.

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

(11)	Other Comprehensive Income

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas swap adjustments, corn option adjustments and foreign currency translation adjustments. In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU amends Topic 220, Income Statement - Reporting Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for fiscal years beginning after December 15, 2018; however, the Company elected to early adopt ASU No. 2018-02 during the quarter ended March 31, 2018. The adoption resulted in a $4.8 million reclassification from accumulated other comprehensive income (loss) to retained earnings resulting from the Tax Cuts and Jobs Act.

The components of other comprehensive income (loss) and the related tax impacts for the three months ended March 31, 2018 and April 1, 2017 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$9	$9	$(3)	$(3)	$6	$6
Amortization of actuarial loss	888	1,203	(227)	(450)	661	753
Total defined benefit pension plans	897	1,212	(230)	(453)	667	759
Natural gas swap derivatives
Loss/(gain) reclassified to net income	14	—	(4)	—	10	—
Gain/(loss) activity recognized in other comprehensive income (loss)	16	—	(4)	—	12	—
Total natural gas swap derivatives	30	—	(8)	—	22	—
Corn option derivatives
Loss/(gain) reclassified to net income	(668)	(1,185)	173	460	(495)	(725)
Gain/(loss) activity recognized in other comprehensive income (loss)	(1,497)	(615)	387	238	(1,110)	(377)
Total corn option derivatives	(2,165)	(1,800)	560	698	(1,605)	(1,102)

Foreign currency translation	17,295	15,679	—	—	17,295	15,679

Other comprehensive income (loss)	$16,057	$15,091	$322	$245	$16,379	$15,336

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three months ended March 31, 2018 and April 1, 2017 as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$(14)	$—	Cost of sales and operating expenses
Corn option derivatives	668	1,185	Cost of sales and operating expenses
	654	1,185	Total before tax
	(169)	(460)	Income taxes
	485	725	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(9)	$(9)	(a)
Amortization of actuarial loss	(888)	(1,203)	(a)
	(897)	(1,212)	Total before tax
	230	453	Income taxes
	(667)	(759)	Net of tax
Total reclassifications	$(182)	$(34)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 13 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of March 31, 2018 as follows (in thousands):

	Three Months Ended March 31, 2018
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 30, 2017, attributable to Darling, net of tax	$(183,161)	$1,372	$(27,735)	$(209,524)
Other comprehensive gain (loss) before reclassifications	17,295	(1,098)	—	16,197
Amounts reclassified from accumulated other comprehensive income (loss)	—	(485)	667	182
Reclassification of tax effect (a)	—	291	(5,073)	(4,782)
Net current-period other comprehensive income	17,295	(1,292)	(4,406)	11,597
Noncontrolling interest	517	—	—	517
Accumulated Other Comprehensive Income (loss) March 31, 2018, attributable to Darling, net of tax	(166,383)	$80	$(32,141)	$(198,444)

(a)	Stranded tax effects reclassified from accumulated other comprehensive income (loss) to retained earnings from the adoption of ASU 2018-02.

(12)    Stockholders' Equity

Fiscal 2018 Long-Term Incentive Opportunity Awards (2018 LTIP). On January 29, 2018, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2018 LTIP pursuant to which they awarded certain of the Company's key employees, 637,115 stock options and 295,514 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The stock options vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on capital employed (ROCE), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2021, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase depending on the Company's ROCE relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (TSR) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies.

On August 7, 2017, the Company's Board of Directors, approved the extension for an additional two years of its previously announced share repurchase program of up to an aggregate of $100.0 million of the Company's common stock depending on market conditions. As of March 31, 2018, the Company has approximately $100.0 million remaining under the share repurchase program approved in August 2017.

(13)    Employee Benefit Plans

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU amends Topic 715, Compensation - Retirement Benefits, which requires that an employer report the service cost component of net benefit costs to be disaggregated from all other components and reported in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost. The Company adopted this ASU effective December 31, 2017. The Company used the practical expedient to retrospectively present the prior year amounts.

The components of net period pension cost other than the service cost component are included in the line item “Other expense, net” in the Company's Consolidated Statements of Operations.

Net pension cost for the three months ended March 31, 2018 and April 1, 2017 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	March 31, 2018	April 1, 2017
Service cost	$799	$735
Interest cost	1,625	1,669
Expected return on plan assets	(2,064)	(1,788)
Amortization of prior service cost	9	9
Amortization of net loss	888	1,203
Net pension cost	$1,257	$1,828

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at March 31, 2018, the Company expects to contribute approximately $5.0 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 31, 2018 and April 1, 2017 of approximately $0.8 million and $0.7 million, respectively.

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

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of March 31, 2018, the Company has an aggregate accrued liability of approximately $1.7 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(14)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At March 31, 2018, the Company had corn option contracts and soybean meal option contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In the first three months of fiscal 2018, the Company entered into soybean meal option contracts that are considered cash flow hedges. Under the terms of the soybean meal option contracts, the Company hedged a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2018. As of March 31, 2018, the contract positions and activity are disclosed below.

In fiscal 2017, the Company entered into natural gas swap contracts that are considered cash flow hedges. Under the terms of the natural gas swap contracts, the Company fixed the expected purchase cost of a portion of its U.S. plants' forecasted natural gas usage into the first quarter of fiscal 2018. As of March 31, 2018, the contracts have expired and settled according to the contracts.

In fiscal 2017 and the first three months of fiscal 2018, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of March 31, 2018, some of the contracts have been settled while the remaining contract positions and activity are disclosed below. From time to time, the Company may enter into corn option contracts in the future.

As of March 31, 2018, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	45,094	Euro	11,210
Brazilian real	74,534	U.S. dollar	22,735
Euro	76,963	U.S. dollar	95,421
Euro	7,627	Polish zloty	32,280
Euro	5,772	Japanese yen	763,515
Euro	86,745	Chinese renminbi	680,847
Euro	11,573	Australian dollar	18,600
Euro	3,001	British pound	2,642
Polish zloty	70,770	Euro	16,740
British pound	184	Euro	161
British pound	49	U.S. dollar	70
Japanese yen	371,342	U.S. dollar	3,375

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at March 31, 2018 into earnings over the next 12 months will be approximately $0.1 million. As of March 31, 2018, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The following table presents the fair value of the Company’s derivative instruments under FASB authoritative guidance as of March 31, 2018 and December 30, 2017 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value
as Hedges	Location	March 31, 2018	December 30, 2017
Corn options	Other current assets	$282	$3,418

Total asset derivatives designated as hedges		$282	$3,418

Derivatives Not Designated as Hedges
Foreign currency contracts	Other current assets	$585	$332
Corn options and futures	Other current assets	185	596

Total asset derivatives not designated as hedges		$770	$928

Total asset derivatives		$1,052	$4,346

Derivatives Designated	Balance Sheet	Liability Derivatives Fair Value
as Hedges	Location	March 31, 2018	December 30, 2017
Corn options	Accrued expenses	$278	$—
Natural gas swaps	Accrued expenses	—	24
Soybean meal options	Accrued expenses	194	—

Total liability derivatives designated as hedges		$472	$24

Derivatives Not Designated as Hedges
Foreign currency contracts	Accrued expenses	$1,977	$2,288
Corn options and futures	Accrued expenses	316	14

Total liability derivatives not designated as hedges		$2,293	$2,302

Total liability derivatives		$2,765	$2,326

The effect of the Company’s derivative instruments on the consolidated financial statements as of and for the three months ended March 31, 2018 and April 1, 2017 is as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion) (a)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	2018	2017	2018	2017	2018	2017
Corn options	$(1,497)	$(615)	$668	$1,185	$(1,123)	$88
Natural gas swaps	16	—	(14)	—	25	—
Soybean meal options	—	—	—	—	(648)	—

Total	$(1,481)	$(615)	$654	$1,185	$(1,746)	$88

(a)
Amount recognized in accumulated OCI (effective portion) is reported as accumulated other comprehensive income/(loss) of approximately $(1.5) million and $(0.6) million recorded net of taxes of approximately $0.4 million and $0.2 million as of March 31, 2018 and April 1, 2017, respectively.

(b)
Gains and (losses) reclassified from accumulated OCI into income (effective portion) for corn options and natural gas swaps are included in cost of sales, respectively, in the Company’s consolidated statements of operations.

(c)
Gains and (losses) recognized in income on derivatives (ineffective portion) for corn options, natural gas swaps and soybean meal options are included in other income/ (expense), net in the Company’s consolidated statements of operations.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	March 31, 2018	April 1, 2017

Foreign Exchange	Foreign currency loss/(gain)	$1,654	$3,146
Foreign Exchange	Selling, general and administrative expense	489	(1,481)
Corn options and futures	Net sales	(309)	(22)
Corn options and futures	Cost of sales and operating expenses	512	270
Soybean Meal	Net sales	—	(272)
Soybean Oil	Net sales	—	45
Total		$2,346	$1,686

At March 31, 2018, the Company had forward purchase agreements in place for purchases of approximately $31.6 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(15)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of March 31, 2018 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at March 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$1,052	$—	$1,052	$—
Total Assets	$1,052	$—	$1,052	$—

Liabilities:
Derivative instruments	$2,765	$—	$2,765	$—
5.375% Senior notes	508,750	—	508,750	—
4.75% Senior notes	665,076	—	665,076	—
Term loan A	94,450	—	94,450	—
Term loan B	510,353	—	510,353	—
Revolver debt	54,544	—	54,544	—
Total Liabilities	$1,835,938	$—	$1,835,938	$—

		Fair Value Measurements at December 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,346	$—	$4,346	$—
Total Assets	$4,346	$—	$4,346	$—

Liabilities:
Derivative instruments	$2,326	$—	$2,326	$—
5.375% Senior notes	513,100	—	513,100	—
4.75% Senior notes	646,681	—	646,681	—
Term loan A	95,883	—	95,883	—
Term loan B	511,616	—	511,616	—
Total Liabilities	$1,769,606	$—	$1,769,606	$—

Derivative assets and liabilities consist of the Company’s soybean meal contracts, natural gas contracts, corn option and future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 14 (Derivatives) for breakdown by instrument type.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments and as such have been excluded from the table above. The carrying amount of the Company's other debt is not deemed to be significantly different from the fair value and all other instruments have been recorded at fair value.

The fair value of the senior notes, term loan A, term loan B and revolver debt is based on market quotation from third-party banks.

(16)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At March 31, 2018 and December 30, 2017, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $62.4 million and $61.4 million, respectively.  The Company has insurance recovery receivables of approximately $25.0 million as of March 31, 2018 and December 30, 2017, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

(17)	Business Segments

The Company sells its products domestically and internationally, operating within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. The measure of segment profit (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes corporate activities.

Included in corporate activities are general corporate expenses and the amortization of certain intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

Feed Ingredients
Feed Ingredients consists principally of (i) the Company's U.S. ingredients business, including the Company's fats and proteins, used cooking oil, trap grease and food residuals collection businesses, the Rothsay ingredients business, the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, and plasma products) and (ii) the Company's bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 31, 2018
Net Sales	$485,798	$305,520	$84,056	$—	$875,374
Cost of sales and operating expenses	369,088	249,185	59,826	—	678,099
Gross Margin	116,710	56,335	24,230	—	197,275

Selling, general and administrative expense	48,265	23,861	(1,398)	16,174	86,902
Depreciation and amortization	46,789	20,640	8,471	2,719	78,619
Segment operating income/(loss)	21,656	11,834	17,157	(18,893)	31,754

Equity in net income of unconsolidated subsidiaries	(45)	—	97,199	—	97,154
Segment income/(loss)	21,611	11,834	114,356	(18,893)	128,908

Total other expense					(27,121)
Income before income taxes					$101,787

Segment assets at March 31, 2018	$2,589,281	$1,525,149	$809,895	$161,185	$5,085,510

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 1, 2017
Net Sales	$552,624	$266,226	$59,660	$—	$878,510
Cost of sales and operating expenses	432,576	209,392	45,998	—	687,966
Gross Margin	120,048	56,834	13,662	—	190,544

Selling, general and administrative expense	44,837	24,977	3,263	13,846	86,923
Depreciation and amortization	43,719	17,601	6,845	2,949	71,114
Segment operating income/(loss)	31,492	14,256	3,554	(16,795)	32,507

Equity in net income of unconsolidated subsidiaries	109	—	597	—	706
Segment income/(loss)	31,601	14,256	4,151	(16,795)	33,213

Total other expense					(23,997)
Income before income taxes					$9,216

Segment assets at December 30, 2017	$2,614,545	$1,499,027	$688,890	$155,763	$4,958,225

(18)	Revenue

On December 31, 2017, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective basis. Results for reporting periods beginning December 31, 2017 are presented under Topic 606, while prior periods are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605. The adoption did not change the timing of revenue recognition as the Company's revenues have been determined to be recognized at a point in time and not over time. The Company elected not to capitalize contract fulfillment costs as the recovery of such costs are for a period of less than one year's time and are not material to the Company. At March 31, 2018, there were no contract assets recorded on the Consolidated Balance sheets. Also, the Company elected to treat shipping and handling as fulfillment costs under Topic 606, which will result in billed freight recorded in cost of sales and netted against freight costs. Sales, value-add, and other taxes collected concurrently with revenue-producing activities are excluded from revenue and booked on a net basis.

The Company extends payment terms to its customers based on commercially acceptable practices. The term between invoicing and payment due date is not significant. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring finished products or performing services, which is generally based on executed agreement or purchase order.

Most of the Company's products are shipped based on the customer specifications. Customer returns are infrequent and not material to the Company. Adjustments to net sales for sales deductions are generally recognized in the same period as the sale or when known. Customers in certain industries or countries may be required to prepay prior to shipment in order to maintain payment protection. These represent short-term prepayment from customers and are not material to the Company.

The following table summarizes the impact of adopting Topic 606 on the Company's consolidated financial statements for the three months ended March 31, 2018 (in thousands):

	Impact of changes in accounting policies
	As reported	Adjustments	Balances without adoption of Topic 606

Net sales	$875,374	46,187	$921,561

Cost of sales and operating expenses	$678,099	46,187	$724,286

The following table presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Three Months Ended March 31, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$390,376	$44,277	$21,540	$456,193
Europe	87,790	183,639	62,516	333,945
China	5,678	43,912	—	49,590
South America	—	14,344	—	14,344
Other	1,954	19,348	—	21,302
Net sales	$485,798	$305,520	$84,056	$875,374

Major product types
Fats	$143,552	$44,819	$—	$188,371
Used cooking oil	36,608	—	—	36,608
Proteins	203,395	—	—	203,395
Bakery	46,751	—	—	46,751
Other rendering	31,362	—	—	31,362
Food ingredients	—	233,923	—	233,923
Bioenergy	—	—	62,516	62,516
Biofuels	—	—	21,540	21,540
Other	24,130	26,778	—	50,908
Net sales	$485,798	$305,520	$84,056	$875,374

	Three Months Ended April 1, 2017 (a)
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$422,935	$45,725	$8,083	$476,743
Europe	122,927	149,701	51,577	324,205
China	4,734	41,660	—	46,394
South America	—	12,974	—	12,974
Other	2,028	16,166	—	18,194
Net sales	$552,624	$266,226	$59,660	$878,510

Major product types
Fats	$158,005	$40,893	$—	$198,898
Used cooking oil	44,046	—	—	44,046
Proteins	198,151	—	—	198,151
Bakery	56,097	—	—	56,097
Other rendering	73,600	—	—	73,600
Food ingredients	—	206,279	—	206,279
Bioenergy	—	—	51,577	51,577
Biofuels	—	—	8,083	8,083
Other	22,725	19,054	—	41,779
Net sales	$552,624	$266,226	$59,660	$878,510

(a) As noted above prior year amounts have not been adjusted under the modified retrospective method for billed freight of approximately $38.2 million that is included in net sales in the three months ended April 1, 2017.

Revenue from Contracts with Customers

The Company has two primary revenue streams. Finished product revenues are recognized when control of the promised finished product is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized in the fiscal month the service occurs.

Fats and Proteins. Fats and Proteins include the Company's global activities related to the collection and processing of beef, poultry and pork animal by-products into finished products of non-food grade oils, food grade fats and protein meal. Fats and proteins net sales are recognized when the Company ships the finished product to the customer and control has been transferred.

Used Cooking Oil. Used cooking oil includes collection and processing of used cooking oil into finished products of non-food grade fats. Used cooking oil net sales are recognized when the Company ships the finished product to the customer and control has been transferred.

Bakery. Bakery includes collection and processing of bakery residuals into finished product including Cookie Meal®, an animal feed ingredient primarily used in poultry and swine rations. Bakery net sales are recognized when the Company ships the finished product to the customer and control has been transferred.

Other Rendering. Other rendering include hides, pet food products, and service charges. Hides and pet food net sales are recognized when the Company ships the finished product to the customer and control has been transferred. Service revenues are recognized when the service has occurred.

Food Ingredients. Food ingredients includes collection and processing of pigskin, hide, bone and fish into finished product. Also includes harvesting, sorting and selling of hog and sheep casings as well as harvesting, purchasing and processing of hog, sheep and beef meat for pet food industry. Gelatin and CTH meat and casings net sales are recognized when the Company ships the finished product to the customer and control has been transferred.

Bioenergy. Bioenergy includes Ecoson, which converts organic sludge and food waste into biogas and Rendac, which collects fallen stock and animal waste for a fee and processes these materials into fats and meals that can only be used as low grade energy or fuel for boilers and cement kilns. Net sales are recognized when the finished product is shipped to the customer and control has been transferred. Service revenues are recognized in net sales when the service has occurred.

Biofuels. Biofuels includes the North American processing of rendered animal fats, recycled cooking oils and third party additives to produce diesel fuel. Biofuel net sales are recognized when the finished product is shipped to the customer and control has been transferred.

Other. Other includes grease trap collection and environmental services to food processors in the Feed Ingredients segment and Sonac Bone and Sonac Heparin in the Food Ingredients segment. Net sales are recognized when the Company ships the finished product to the customer. Service revenues are recognized when the service has occurred.

(19)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended March 31, 2018 and April 1, 2017, the Company has recorded sales to the DGD Joint Venture of approximately $33.1 million and $35.7 million, respectively. At March 31, 2018 and December 30, 2017, the Company has $8.8 million and $5.6 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $7.1 million of additional sales for the three months ended March 31, 2018 to defer the Company's portion of profit of approximately $2.0 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at March 31, 2018.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to making loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2018, unless extended by agreement of the parties. As of March 31, 2018, no amounts are owed to Darling Green under the DGD Loan Agreement.

(20)    New Accounting Pronouncements

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

(21)     Guarantor Financial Information

The Company's 5.375% Notes and 4.75% Notes (see Note 9) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 4.75% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Terra Holding Company, Darling Global Holdings Inc., Darling Northstar LLC, TRS, EV Acquisition, Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 4.75% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 4.75% Notes, fully and unconditionally guaranteed the 5.375% Notes and 4.75% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 4.75% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of March 31, 2018 and December 30, 2017, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and April 1, 2017. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing the 4.75% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of March 31, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$899	$1,436	$120,534	$—	$122,869
Restricted cash	103	—	39	—	142
Accounts receivable	37,894	513,155	455,774	(593,164)	413,659
Inventories	12,547	84,727	275,847	—	373,121
Income taxes refundable	2,270	—	2,424	—	4,694
Prepaid expenses	11,188	2,636	26,883	—	40,707
Other current assets	3,066	71	12,751	—	15,888
Total current assets	67,967	602,025	894,252	(593,164)	971,080
Investment in subsidiaries	4,879,498	1,167,246	844,044	(6,890,788)	—
Property, plant and equipment, net	282,431	503,200	871,978	—	1,657,609
Intangible assets, net	16,041	250,400	393,414	—	659,855
Goodwill	21,860	551,837	735,911	—	1,309,608
Investment in unconsolidated subsidiaries	7,344	—	401,791	—	409,135
Other assets	41,953	314,159	199,755	(492,830)	63,037
Deferred taxes	—	—	15,186	—	15,186
	$5,317,094	$3,388,867	$4,356,331	$(7,976,782)	$5,085,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4,093	$—	$12,629	$—	$16,722
Accounts payable	593,331	44,043	139,193	(588,519)	188,048
Income taxes payable	(383)	373	11,300	—	11,290
Accrued expenses	75,308	25,988	194,158	(4,645)	290,809
Total current liabilities	672,349	70,404	357,280	(593,164)	506,869
Long-term debt, net of current portion	1,060,777	—	1,196,476	(492,830)	1,764,423
Other noncurrent liabilities	69,169	—	37,434	—	106,603
Deferred income taxes	105,029	—	163,347	—	268,376
Total liabilities	1,907,324	70,404	1,754,537	(1,085,994)	2,646,271
Total stockholders’ equity	3,409,770	3,318,463	2,601,794	(6,890,788)	2,439,239
	$5,317,094	$3,388,867	$4,356,331	$(7,976,782)	$5,085,510

Condensed Consolidated Balance Sheet
As of December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,724	$2,993	$102,057	$—	$106,774
Restricted cash	103	—	39	—	142
Accounts receivable	37,453	465,653	436,874	(548,133)	391,847
Inventories	18,049	84,805	255,329	—	358,183
Income taxes refundable	1,591	—	2,918	—	4,509
Prepaid expenses	10,787	3,141	24,398	—	38,326
Other current assets	7,117	923	48,624	—	56,664
Total current assets	76,824	557,515	870,239	(548,133)	956,445
Investment in subsidiaries	4,734,618	1,167,246	844,044	(6,745,908)	—
Property, plant and equipment, net	278,121	501,842	865,859	—	1,645,822
Intangible assets, net	17,034	258,970	400,496	—	676,500
Goodwill	21,860	551,837	727,396	—	1,301,093
Investment in unconsolidated subsidiary	4,341	—	297,697	—	302,038
Other assets	42,078	314,166	193,923	(487,883)	62,284
Deferred income taxes	—	—	14,043	—	14,043
	$5,174,876	$3,351,576	$4,213,697	$(7,781,924)	$4,958,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$115	$—	$16,028	$—	$16,143
Accounts payable	555,894	37,466	169,033	(544,976)	217,417
Income taxes payable	32	373	11,895	—	12,300
Accrued expenses	105,625	30,542	180,613	(3,157)	313,623
Total current liabilities	661,666	68,381	377,569	(548,133)	559,483
Long-term debt, net of current portion	1,030,736	—	1,155,197	(487,883)	1,698,050
Other noncurrent liabilities	69,711	—	36,576	—	106,287
Deferred income taxes	106,543	—	160,165	—	266,708
Total liabilities	1,868,656	68,381	1,729,507	(1,036,016)	2,630,528
Total stockholders’ equity	3,306,220	3,283,195	2,484,190	(6,745,908)	2,327,697
	$5,174,876	$3,351,576	$4,213,697	$(7,781,924)	$4,958,225

Condensed Consolidated Statements of Operations
For the three months ended March 31, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$119,625	$344,603	$467,808	$(56,662)	$875,374
Cost and expenses:
Cost of sales and operating expenses	95,868	271,237	367,656	(56,662)	678,099
Selling, general and administrative expenses	43,778	12,837	30,287	—	86,902
Depreciation and amortization	11,059	26,291	41,269	—	78,619
Total costs and expenses	150,705	310,365	439,212	(56,662)	843,620
Operating income/(loss)	(31,080)	34,238	28,596	—	31,754

Interest expense	(14,364)	3,763	(12,523)	—	(23,124)
Foreign currency gains/(losses)	(23)	(63)	(1,395)	—	(1,481)
Other income/(expense), net	(3,410)	(1,326)	2,220	—	(2,516)
Equity in net income/(loss) of unconsolidated subsidiaries	(498)	—	97,652	—	97,154
Earnings in investments in subsidiaries	144,880	—	—	(144,880)	—
Income/(loss) before taxes	95,505	36,612	114,550	(144,880)	101,787
Income taxes (benefit)	(1,800)	1,335	4,177	—	3,712
Net income attributable to noncontrolling interests	—	—	(770)	—	(770)
Net income/(loss) attributable to Darling	$97,305	$35,277	$109,603	$(144,880)	$97,305

Condensed Consolidated Statements of Operations
For the three months ended April 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$136,157	$360,184	$439,788	$(57,619)	$878,510
Cost and expenses:
Cost of sales and operating expenses	109,663	292,771	343,151	(57,619)	687,966
Selling, general and administrative expenses	38,969	14,177	33,777	—	86,923
Depreciation and amortization	10,285	25,436	35,393	—	71,114
Total costs and expenses	158,917	332,384	412,321	(57,619)	846,003
Operating income/(loss)	(22,760)	27,800	27,467	—	32,507

Interest expense	(13,586)	4,023	(12,117)	—	(21,680)
Foreign currency gains/(losses)	(6)	(25)	(233)	—	(264)
Other income/(expense), net	(3,748)	32	1,663	—	(2,053)
Equity in net income/(loss) of unconsolidated subsidiaries	(373)	—	1,079	—	706
Earnings in investments in subsidiaries	38,318	—	—	(38,318)	—
Income/(loss) before taxes	(2,155)	31,830	17,859	(38,318)	9,216
Income taxes	(7,984)	6,279	3,523	—	1,818
Net income attributable to noncontrolling interests	—	—	(1,569)	—	(1,569)
Net income/(loss) attributable to Darling	$5,829	$25,551	$12,767	$(38,318)	$5,829

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 31, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$98,075	$35,277	$109,603	$(144,880)	$98,075
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	17,295	—	17,295
Pension adjustments	566	—	101	—	667
Natural gas swap derivative adjustments	22	—	—	—	22
Corn option derivative adjustments	(1,605)	—	—	—	(1,605)
Total other comprehensive income/(loss), net of tax	(1,017)	—	17,396	—	16,379
Total comprehensive income/(loss)	97,058	35,277	126,999	(144,880)	114,454
Total comprehensive loss attributable to noncontrolling interest	—	—	1,287	—	1,287
Total comprehensive income/(loss) attributable to Darling	$97,058	$35,277	$125,712	$(144,880)	$113,167

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended April 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$7,398	$25,551	$12,767	$(38,318)	$7,398
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	15,679	—	15,679
Pension adjustments	641	—	118	—	759
Corn option derivative adjustments	(1,102)	—	—	—	(1,102)
Total other comprehensive income/(loss), net of tax	(461)	—	15,797	—	15,336
Total comprehensive income/(loss)	6,937	25,551	28,564	(38,318)	22,734
Total comprehensive income attributable to noncontrolling interest	—	—	1,247	—	1,247
Total comprehensive income/(loss) attributable to Darling	$6,937	$25,551	$27,317	$(38,318)	$21,487

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$98,075	$35,277	$109,603	$(144,880)	$98,075
Earnings in investments in subsidiaries	(144,880)	—	—	144,880	—
Other operating cash flows	30,782	(24,262)	(77,671)	—	(71,151)
Net cash provided by operating activities	(16,023)	11,015	31,932	—	26,924

Cash flows from investing activities:
Capital expenditures	(12,183)	(13,396)	(31,008)	—	(56,587)
Investment in subsidiaries and affiliates	(3,500)	—	—	—	(3,500)
Proceeds from sale of investment in subsidiary	—	—	2,805	—	2,805
Gross proceeds from sale of property, plant and equipment and other assets	828	321	330	—	1,479
Proceeds from insurance settlements	—	503	—	—	503
Payments related to routes and other intangibles	—	—	(15)	—	(15)
Net cash used in investing activities	(14,855)	(12,572)	(27,888)	—	(55,315)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	3,876	—	3,876
Payments on long-term debt	(22)	—	(9,600)	—	(9,622)
Borrowings from revolving facilities	62,000	—	73,184	—	135,184
Payments on revolving facilities	(29,000)	—	(51,019)	—	(80,019)
Net cash overdraft financing	—	—	(331)	—	(331)
Deferred loan costs	(1,094)	—	—	—	(1,094)
Issuances of common stock	182	—	—	—	182
Minimum withholding taxes paid on stock awards	(2,013)	—	(5)	—	(2,018)
Net cash used in financing activities	30,053	—	16,105	—	46,158

Effect of exchange rate changes on cash	—	—	(1,672)	—	(1,672)

Net increase/(decrease) in cash, cash equivalents and restricted cash	(825)	(1,557)	18,477	—	16,095
Cash, cash equivalents and restricted cash at beginning of period	1,827	2,993	102,096	—	106,916
Cash, cash equivalents and restricted cash at end of period	$1,002	$1,436	$120,573	$—	$123,011

Condensed Consolidated Statements of Cash Flows
For the three months ended April 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$7,398	$25,551	$12,767	$(38,318)	$7,398
Earnings in investments in subsidiaries	(38,318)	—	—	38,318	—
Other operating cash flows	56,236	(9,676)	40,500	—	87,060
Net cash provided by operating activities	25,316	15,875	53,267	—	94,458

Cash flows from investing activities:
Capital expenditures	(18,732)	(19,689)	(23,871)	—	(62,292)
Investment in subsidiaries and affiliates	(2,250)	—	—	—	(2,250)
Gross proceeds from sale of property, plant and equipment and other assets	304	608	428	—	1,340
Proceeds from insurance settlements	—	—	3,301	—	3,301
Net cash used in investing activities	(20,678)	(19,081)	(20,142)	—	(59,901)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	8,649	—	8,649
Payments on long-term debt	(1,522)	—	(7,743)	—	(9,265)
Borrowings from revolving credit facility	47,000	—	—	—	47,000
Payments on revolving credit facility	(47,000)	—	(5,327)	—	(52,327)
Net cash overdraft financing	—	—	(1,077)	—	(1,077)
Deferred loan costs	(1,135)	—	—	—	(1,135)
Issuances of common stock	22	—	—	—	22
Minimum withholding taxes paid on stock awards	(1,981)	—	(14)	—	(1,995)
Distributions to noncontrolling interests	—	—	(433)	—	(433)
Net cash used in financing activities	(4,616)	—	(5,945)	—	(10,561)

Effect of exchange rate changes on cash	—	—	309	—	309

Net increase/(decrease) in cash, cash equivalents and restricted cash	22	(3,206)	27,489	—	24,305
Cash, cash equivalents and restricted cash at beginning of period	1,573	5,754	107,530	—	114,857
Cash, cash equivalents and restricted cash at end of period	$1,595	$2,548	$135,019	$—	$139,162

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 27, 2018 and in the Company's other public filings with the SEC.

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe; and (viii) the provision of grease trap services to food service establishments and environmental services to food processors in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins and collagens produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutriceutical, food, pet food and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation ( “Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel

(the “DGD Joint Venture”) as described in Note 7 to the Company's Consolidated Financial Statement for the period ended March 31, 2018 included herein.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 30, 2017.

The Company’s Feed Ingredients segment animal by-products, bakery residuals, used cooking oil recovery, and blood operations are each influenced by prices for agricultural-based alternative ingredients such as corn, soybean oil, soybean meal, and palm oil. In these operations, the costs of the Company's raw materials change with, or in certain cases are indexed to, the selling price or the anticipated selling price of the finished goods produced from the acquired raw materials and/or in some cases, the price spread between various types of finished products. The Company believes that this methodology of procuring raw materials generally establishes a relatively stable gross margin upon the acquisition of the raw material. Although the costs of raw materials for the Feed Ingredients segment are generally based upon actual or anticipated finished goods selling prices, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate, and often times, material impact on the Company’s gross margin and profitability resulting from the brief lapse of time between the procurement of the raw materials and the sale of the finished goods. In addition, the amount of raw material volume acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on the gross margin reported, as the Company has a substantial amount of fixed operating costs.

The Company’s Food Ingredients segment gelatin and natural casings products are influenced by other competing ingredients including plant-based and synthetic hydrocolloids and artificial casings. In the gelatin operation in particular, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment gelatin and casings is generally 30 to 60 days, which is substantially longer than the Company's Feed Ingredients segment animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended April 1, 2017

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the first quarter of fiscal 2018, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2018, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2017 are as follows:

	Avg. Price 1st Quarter 2018	Avg. Price 1st Quarter 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 250.61/ton	$ 270.69/ton	$ (20.08)/ton	(7.4)%
Feed Grade PM (Mid-South)	$ 250.16/ton	$ 287.42/ton	$ (37.26)/ton	(13.0)%
Pet Food PM (Mid-South)	$ 781.27/ton	$ 635.89/ton	$ 145.38/ton	22.9%
Feather meal (Mid-South)	$ 409.26/ton	$ 422.94/ton	$ (13.68)/ton	(3.2)%
BFT (Chicago)	$ 26.14/cwt	$ 31.35/cwt	$ (5.21)/cwt	(16.6)%
YG (Illinois)	$ 19.61/cwt	$ 23.78/cwt	$ (4.17)/cwt	(17.5)%
Corn (Illinois)	$ 3.62/bushel	$ 3.69/bushel	$ (0.07)/bushel	(1.9)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 675.00/MT	$ 765.00/MT	$ (90.00)/MT	(11.8)%
Soy meal (CIF Rotterdam)	$ 412.00/MT	$ 368.00/MT	$ 44.00/MT	12.0%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2018, compared to the average Jacobsen and Reuters prices for the fourth quarter of fiscal 2017.

	Avg. Price 1st Quarter 2018	Avg. Price 4th Quarter 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 250.61/ton	$ 222.73/ton	$ 27.88/ton	12.5%
Feed Grade PM (Mid-South)	$ 250.16/ton	$ 252.22/ton	$ (2.06)/ton	(0.8)%
Pet Food PM (Mid-South)	$ 781.27/ton	$ 593.74/ton	$ 187.53/ton	31.6%
Feather meal (Mid-South)	$ 409.26/ton	$ 361.46/ton	$ 47.80/ton	13.2%
BFT (Chicago)	$ 26.14/cwt	$ 27.40/cwt	$ (1.26)/cwt	(4.6)%
YG (Illinois)	$ 19.61/cwt	$ 23.18/cwt	$ (3.57)/cwt	(15.4)%
Corn (Illinois)	$ 3.62/bushel	$ 3.38/bushel	$ 0.24/bushel	7.1%
Reuters:
Palm Oil (CIF Rotterdam)	$ 675.00/MT	$ 702.00/MT	$ (27.00)/MT	(3.8)%
Soy meal (CIF Rotterdam)	$ 412.00/MT	$ 356.00/MT	$ 56.00/MT	15.7%

Segment Results

Segment operating income for the three months ended March 31, 2018 was $31.8 million, which reflects a decrease of $0.7 million or (2.2)% as compared to the three months ended April 1, 2017.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 31, 2018
Net Sales	$485,798	$305,520	$84,056	$—	$875,374
Cost of sales and operating expenses	369,088	249,185	59,826	—	678,099
Gross Margin	116,710	56,335	24,230	—	197,275

Gross Margin %	24.0%	18.4%	28.8%	—%	22.5%

Selling, general and administrative expense	48,265	23,861	(1,398)	16,174	86,902
Depreciation and amortization	46,789	20,640	8,471	2,719	78,619
Segment operating income/(loss)	21,656	11,834	17,157	(18,893)	31,754

Equity in net income of unconsolidated subsidiaries	(45)	—	97,199	—	97,154
Segment income/(loss)	21,611	11,834	114,356	(18,893)	128,908

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 1, 2017
Net Sales	$552,624	$266,226	$59,660	$—	$878,510
Cost of sales and operating expenses	432,576	209,392	45,998	—	687,966
Gross Margin	120,048	56,834	13,662	—	190,544

Gross Margin %	21.7%	21.3%	22.9%	—%	21.7%

Selling, general and administrative expense	44,837	24,977	3,263	13,846	86,923
Depreciation and amortization	43,719	17,601	6,845	2,949	71,114
Segment operating income/(loss)	31,492	14,256	3,554	(16,795)	32,507

Equity in net income of unconsolidated subsidiaries	109	—	597	—	706
Segment income/(loss)	31,601	14,256	4,151	(16,795)	33,213

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended March 31, 2018, the raw material processed by the Company's Feed Ingredients segment totaled 2.12 million metric tons. Compared to the three months ended April 1, 2017 overall raw material volume processed in the Feed Ingredients segment increased approximately 3.2%.

Sales. During the three months ended March 31, 2018 net sales for the Feed Ingredients segment were $485.8 million as compared to $552.6 million during the three months ended April 1, 2017, a decrease of approximately $66.8 million or (12.1)%. Net sales for fats were approximately $143.5 million and $158.0 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Protein net sales were approximately $203.4 million and $198.2 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $31.4 million and $73.6 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Total rendering net sales were approximately $378.3 million and $429.8 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Used cooking oil net sales were approximately $36.6 million and $44.0 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Bakery net sales were approximately $46.8 million and $56.1 million for the three months ended March 31, 2018 and April 1, 2017, respectively, and other sales, which includes trap services, industrial residual services net sales were approximately $24.1 million and $22.7 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended April 1, 2017	$158.0	$198.2	$73.6	$429.8	$44.0	$56.1	$22.7	$552.6
Increase/(decrease) in sales volumes	4.8	7.3	—	12.1	1.0	(4.5)	—	8.6
Increase/(decrease) in finished product prices	(14.2)	0.8	—	(13.4)	(5.8)	0.9	—	(18.3)
Increase/(decrease) due to currency exchange rates	4.4	10.3	0.5	15.2	0.1	—	—	15.3
Freight revenue (1)	(9.5)	(13.2)	(1.3)	(24.0)	(2.7)	(5.7)	—	(32.4)
Other change (2)	—	—	(41.4)	(41.4)	—	—	1.4	(40.0)
Total change	(14.5)	5.2	(42.2)	(51.5)	(7.4)	(9.3)	1.4	(66.8)
Net sales three months ended March 31, 2018	$143.5	$203.4	$31.4	$378.3	$36.6	$46.8	$24.1	$485.8

(1)
Represent impact from adoption of the new revenue standard on current year Feed Segment revenue as compared to the same period in fiscal 2017. See note 18 for impact on consolidated financial statements.

(2) The decrease in other rendering net sales is primarily a result of the Company's sale of a portion of its interest in a majority owned consolidated subsidiary operating in cattle hides as part of its European operations, which resulted in the foreign subsidiary being deconsolidated and accounted for using the equity method of accounting, effective January 2018.

Margins. In the Feed Ingredients segment for the three months ended March 31, 2018, the gross margin percentage increased to 24.0% as compared to 21.7% for the same period of fiscal 2017. The increase in fiscal 2018 is primarily due to the new revenue standard whereby the Company no longer includes billed freight in revenue, as it did in fiscal 2017.

Segment operating income. Feed Ingredients operating income for the three months ended March 31, 2018 was $21.7 million, a decrease of $9.8 million or (31.1)% as compared to the three months ended April 1, 2017. Segment operating income was down in the three months ended March 31, 2018 as compared to the same period in fiscal 2017 due to lower finished fat product prices that more than offset increased raw material volumes.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended March 31, 2018, the raw material processed by the Company's Food Ingredients segment totaled 284,000 metric tons. As compared to the three months ended April 1, 2017, overall raw material volume processed in the Food Ingredients segment increased by approximately 3.4%.

Sales. Overall sales increased in the Food Ingredients segment as a result of currency exchange rates as well as higher overall gelatin and casing sales volumes.

Margins. In the Food Ingredients segment for the three months ended March 31, 2018, the gross margin percentage decreased to 18.4% as compared to 21.3% during the comparable period of fiscal 2017. The decrease is primarily resulting from lower performance in the European gelatin market due to lower sales volumes and pressure on margins from export sales, and decreased margins in China from increased operating costs that more than offset operational efficiencies, and increased margins in South America.

Segment operating income. Food Ingredients operating income was $11.8 million for the three months ended March 31, 2018, a decrease of $2.5 million or (17.5)% as compared to the three months ended April 1, 2017. This decrease was a result of lower earnings in the gelatin business in Europe, impacted by less stable export sales markets due to lower exchange rates. This decrease more than offset improved results in the South American market. The Company's edible fat markets were lower as a result of lower fat prices as compared to the same period in fiscal 2017. The casings business delivered slightly lower earnings due to pressure on raw material prices as compared to the same period in fiscal 2017.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended March 31, 2018, the raw material processed by the Company's Fuel Ingredients segment totaled 298,000 metric tons. As compared to the three months ended April 1, 2017 overall raw material volume processed in the Fuel Ingredients segment decreased by approximately (1.3)%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily in North America due to the reinstated fiscal 2017 blenders tax credits recorded in the first quarter of fiscal 2018 of approximately $12.6 million as compared to no blenders tax credits in the same period in fiscal 2017 and positive impacts from currency exchange rates.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended March 31, 2018, the gross margin percentage increase to 28.8% as compared to 22.9% for the comparable period of fiscal 2017. The increase is primarily due to the reinstated fiscal 2017 blenders tax credits recorded in North America.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment income for the three months ended March 31, 2018 was $17.2 million, an increase of $13.6 million or 377.8% as compared to the same period in fiscal 2017. The increase in earnings is primarily due to the reinstated fiscal 2017 blenders tax credits of approximately $12.6 million recorded in the first quarter of fiscal 2018 in North America as compared to the lack of blenders tax credits in the same period of fiscal 2017.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended March 31, 2018 was $114.4 million, as compared to segment income of $4.2 million in the same period of 2017. The increase of $110.2 million was primarily related to reinstated fiscal 2017 blenders tax credits recorded in the first quarter of fiscal 2018 as compared to the lack of blenders tax credits in the same period of fiscal 2017.

Foreign Currency

During the first quarter of fiscal 2018, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2017. Using actual results for three months ended March 31, 2018 and using the prior year's average currency rate for the three months ended April 1, 2017, foreign currency translation would result in a decrease in operating income of approximately $8.1 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended April 1, 2017 of €1.00:USD$1.07 and CAD$1.00:USD$0.75 as compared to the average rate for the three months ended March 31, 2018 of €1.00:USD$1.23 and CAD$1.00:USD$0.80, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $16.2 million during the three months ended March 31, 2018, compared to $13.8 million during the three months ended April 1, 2017, an increase of $2.4 million. The increase was primarily due to higher performance based compensation as compared to the three months ended April 1, 2017.

Depreciation and Amortization.  Depreciation and amortization charges decreased slightly by $0.2 million to $2.7 million during the three months ended March 31, 2018, as compared to $2.9 million during the three months ended April 1, 2017.  The decrease is due to certain of the Company's corporate assets becoming fully depreciated in fiscal 2017.

Interest Expense. Interest expense was $23.1 million during the three months ended March 31, 2018, compared to $21.7 million during the three months ended April 1, 2017, an increase of $1.4 million. The increase is primarily due to higher interest expense due to the change in foreign currency translation rates on the Company's euro denominated 4.75% Senior Notes as compared to the prior year.

Foreign Currency Gains/(Losses).  Foreign currency losses were $1.5 million during the three months ended March 31, 2018, as compared to $0.3 million for the three months ended April 1, 2017. The increase in currency losses was primarily due to losses on non-designated foreign exchange hedge contracts as compared to the same period in fiscal 2017.

Other Income/Expense. Other expense was $2.5 million in the three months ended March 31, 2018, compared to $2.1 million in the three months ended April 1, 2017.  The increase in other expense in the three months ended March 31, 2018 as compared to the same period in fiscal 2017 was primarily due to hedge ineffectiveness on the Company's cash flow hedges that more than offset a decrease in non-service cost component of pension expense and gains recorded from insurance proceeds on casualty losses.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the three months ended March 31, 2018. The net income for the three months ended March 31, 2018 was $97.2 million compared to $0.7 million for the three months ended April 1, 2017. The $96.5 million increase is primarily due to all of the reinstated fiscal 2017 blenders tax credits being recorded in the first quarter of fiscal 2018 by the DGD Joint Venture as compared to no blenders tax credits recorded at the DGD Joint Venture in the first quarter of fiscal 2017.

Income Taxes. The Company recorded income tax expense of $3.7 million for the three months ended March 31, 2018, compared to $1.8 million of income tax expense recorded in the three months ended April 1, 2017, an increase of $1.9 million. The effective tax rate for the three months ended March 31, 2018 was 3.6%. The effective tax rate for the three months ended March 31, 2018 differs from the statutory rate of 21% due primarily to the retroactive reenactment of the biofuel tax incentive for 2017 during the quarter. The effective tax rate was also impacted by the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), losses that provided no tax benefit and other discrete items. The effective tax rate for the three months ended April 1, 2017 was 19.7%. The effective tax rate for the three months ended April 1, 2017 differed from the statutory rate of 35% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit, and discrete items including the favorable settlement of an audit. The Company's effective tax rate excluding the biofuel tax incentive and other discrete items is 30.4% for the three months ended March 31, 2018, compared to 46.1% for the three months ended April 1, 2017, a decrease of 15.7% primarily due to the reduction in the U.S. federal tax rate from 35% to 21%.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes that were outstanding at March 31, 2018.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 4.75% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2018 As Compared to First Quarter 2017

	Three Months Ended
(dollars in thousands)	March 31, 2018	April 1, 2017
Net income/(loss) attributable to Darling	$97,305	$5,829
Depreciation and amortization	78,619	71,114
Interest expense	23,124	21,680
Income tax expense/(benefit)	3,712	1,818
Foreign currency loss/(gain)	1,481	264
Other expense/(income), net	2,516	2,053
Equity in net (income)/loss of unconsolidated subsidiaries	(97,154)	(706)
Net income attributable to non-controlling interests	770	1,569
Adjusted EBITDA	$110,373	$103,621

Foreign currency exchange impact (1)	(8,135)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$102,238	$103,621

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$100,071	$5,037

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended March 31, 2018 of €1.00:USD$1.23 and CAD$1.00:USD$0.80 as compared to the average rate for the three months ended April 1, 2017 of €1.00:USD$1.07 and CAD$1.00:USD$0.75, respectively.

For the three months ended March 31, 2018, the Company generated Adjusted EBITDA of $110.4 million, as compared to $103.6 million in the same period in fiscal 2017. The increase was primarily attributable to an increase in global sales volumes and higher currency exchange rates in fiscal 2018 as compared to the same period in fiscal 2017.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $102.2 million in the three months ended March 31, 2018, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $103.6 million in the same period in fiscal 2017.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 7 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at March 31, 2018. On March 31, 2018, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 4.75% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(5,957)
Carrying value of 5.375% Notes due 2022	$494,043

4.75 % Notes due 2022 - Denominated in euros	$634,918
Less unamortized deferred loan costs	(8,529)
Carrying value of 4.75% Notes due 2022	$626,389

Amended Credit Agreement:
Term Loan A	$94,924
Less unamortized deferred loan costs	(623)
Carrying value of Term Loan A	94,301

Term Loan B	$505,000
Less unamortized deferred loan costs	(10,238)
Carrying value of Term Loan B	$494,762

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	55,375
Letters of credit issued	22,872
Availability	$921,753

Other Debt	$16,276

During the first three months of fiscal 2018, the U.S. dollar weakened as compared to the euro and strengthened as compared to the Canadian dollar. Using the euro and Canadian dollar based debt outstanding at March 31, 2018 and comparing the closing balance sheet rates at March 31, 2018 to those at December 30, 2017, the U.S. dollar debt balances of euro based debt increased by approximately $17.8 million and Canadian based debt decreased by approximately $1.7 million, respectively, at March 31, 2018. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at March 31, 2018 of €1.00:USD$1.23285 and CAD$1.00:USD$0.776329 as compared to the closing balance sheet rate at December 30, 2017 of €1.00:USD$1.19875 and CAD$1.00:USD$0.797970, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective December 18, 2017, the Company, and certain of its subsidiaries entered into an amendment (the “Fifth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fifth Amendment (i) refinanced the term B loans under the Amended Credit Agreement with new term B loans in an aggregate principal amount of $525.0 million with a maturity date of December 18, 2024; (ii) adjusted the applicable margin pricing on borrowings under the term B loan; (iii) modified certain of the negative covenants to increase the allowances for certain actions, including debt and investments; and (iv) made other updates and changes. Effective December 16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment extended the maturity date of the term A loans and revolving credit facility loans under the Amended Credit Agreement from September

27, 2018 to December 16, 2021. For more information regarding the Amended Credit Agreement see Note 9 to the Company's Consolidated Financial Statements included herein.

•
As of March 31, 2018, the Company had unused capacity of $921.8 million under the revolving loan facility, taking into account that the Company had $55.4 million in outstanding borrowings and letters of credit issued of $22.9 million.

•
As of March 31, 2018, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$83.4 million and $156.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments which commenced on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021.

•
As of March 31, 2018, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $20.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•
The interest rate applicable to any borrowings under the term loan A facility and the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.00% per annum or base rate/Canadian prime rate plus 1.00% per annum, subject to certain step-downs or step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%,

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes. The 5.375% Notes, which were offered in a private offering in connection with its acquisition of its Darling Ingredients International business, were issued pursuant to the Original 5.375% Indenture, (as supplemented, the “5.375% Indenture”), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee (the “5.375% Trustee”).

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

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018, among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, are being used to refinance all of the 4.75% Notes by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering. The refinancing of the 4.75% Notes is expected to be completed during the second quarter of 2018.

Other debt consists of Canadian and European capital lease obligations, note arrangements in Argentina, Brazil, and Japan and European and U.S. notes that are not part of the Company's Amended Credit Agreement, 5.375% Notes or 4.75% Notes.

The classification of long-term debt in the Company’s March 31, 2018 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 4.75% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017 as filed with the SEC on February 27, 2018.

As of March 31, 2018, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 4.75% Indenture.

Working Capital and Capital Expenditures

On March 31, 2018, the Company had working capital of $464.2 million and its working capital ratio was 1.92 to 1 compared to working capital of $397.0 million and a working capital ratio of 1.71 to 1 on December 30, 2017.  As of March 31, 2018, the Company had unrestricted cash of $122.9 million and funds available under the revolving credit facility of $921.8 million, compared to unrestricted cash of $106.8 million and funds available under the revolving credit facility of $976.0 million at December 30, 2017. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $26.9 million for the first three months ended March 31, 2018, as compared to net cash provided by operating activities of $94.5 million for the first three months ended April 1, 2017, a decrease of $67.6 million due primarily to changes in operating assets and liabilities that includes a decrease in cash provided by accounts receivable of approximately $13.8 million, a decrease in income tax refundable/payable of approximately $9.0 million, a decrease in accounts payable and accrued expenses of approximately $30.0 million and a decrease in cash distributions from unconsolidated subsidiaries of approximately $25.0 million that more than offset an increase in net income of approximately $90.7 million.  Cash used by investing activities was $55.3 million for the first three months ended March 31, 2018, compared to $59.9 million for the first three months ended April 1, 2017, a decrease in cash used by investing activities of $4.6 million, primarily due to a decrease in capital asset spending.  Net cash provided by financing activities was $46.2 million for the first three months ended March 31, 2018, compared to net cash used by financing activities of $10.6 million for the first three months ended April 1, 2017, an increase in net cash provided by financing activities of $56.8 million, primarily due to an increase in revolver borrowings in the first three months ended March 31, 2018 as compared to the first three months ended April 1, 2017.

Capital expenditures of $56.6 million were made during the first three months of fiscal 2018, compared to $62.3 million in the first three months of fiscal 2017, for a net decrease of $5.7 million (9.1%). The Company expects to incur additional capital expenditures of approximately $276.0 million for the remainder of fiscal 2018 including new construction. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $5.5 million and $5.4 million during the first three months ended March 31, 2018 and April 1, 2017, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2018, the Company has accrued approximately $9.9 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at March 31, 2018.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.2 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.8 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first three months ended March 31, 2018 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first three months ended March 31, 2018 of approximately $0.7 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, six plans have certified as critical or red zone and one has certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate liability of approximately $1.7 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

On May 31, 2011, the DGD Joint Venture and Diamond Green Diesel LLC, a wholly-owned subsidiary of the DGD Joint Venture (“Opco”), entered into (i) a facility agreement (the “Facility Agreement”) with Diamond Alternative Energy, LLC, a wholly-owned subsidiary of Valero (the “Lender”), and (ii) a loan agreement (the “Loan Agreement”) with the Lender, which provided the DGD Joint Venture with a 14 year multiple advance term loan facility of approximately $221.3 million (the “JV Loan”) to support the design, engineering and construction of the DGD Facility, which is now in production. During the three months ended March 31, 2018, the DGD Joint Venture repaid all remaining outstanding amounts under the Facility Agreement and the Loan Agreement.

Future dividend distributions from the DGD Joint Venture to the joint venture partners are expected to be made based on the DGD Joint Venture's available cash and capital needs. During the three months ended March 31, 2018, the DGD Joint Venture made no dividend distributions to the partners.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of March 31, 2018, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $371.1 million included on the consolidated balance sheet.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons. Final engineering and cost analysis for the project were completed during the third quarter of fiscal 2016. The estimated construction costs for the project are $190 million, which is expected to be funded by DGD Joint Venture cash flow. The DGD Joint Venture estimates completion of construction and commissioning of the project in late July of 2018. The DGD Joint Venture expects to operate at full capacity throughout the remainder of the expansion phase, excluding an estimated 40 days of necessary downtime for final tie-ins in 2018. The planned expansion will also include expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. In November 2017, the Company announced that the DGD Joint Venture was initiating an engineering and construction cost review to analyze an additional expansion of the DGD Facility’s annual production capacity to 550 million gallons. A final decision on the incremental 275 million gallons of annual production capacity is expected later in 2018 and will be dependent on further engineering and cost estimates, as well as the status of government regulations.

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2018, unless extended by agreement of the parties. As of March 31, 2018, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partners, evaluates its capital structure from time to time, including opportunities to refinance the joint venture.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first three months of fiscal 2018, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2018 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375% Notes and the 4.75% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24 month period; however, the Board has subsequently extended the program for an additional 24 month period and reset the amount of the program to $100.0 million. Accordingly, repurchases may occur through August 13, 2019, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and, as of the date of this report, has $100.0 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $67.5 million of commodity products consisting of approximately $34.0 million of finished products, approximately $31.6 million of natural gas and diesel fuel and approximately $1.9 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 31, 2018.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2018, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $44.9 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 31, 2018.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at March 31, 2018 (in thousands):

Other commercial commitments:
Standby letters of credit	$22,872
Foreign bank guarantees	19,198
Total other commercial commitments:	$42,070

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 27, 2018.

Based on the Company’s annual impairment testing at October 28, 2017, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 28, 2017, the fair value of six of the Company's nine reporting units was less than 30% in excess of its carrying value. There were no reporting units with a carrying value less than 10% of the estimated fair value.  The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these six reporting units was approximately $741.0 million.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. As of March 31, 2018, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully, including the Company's ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At March 31, 2018, the Company had corn option contracts and soybean meal option contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first three months of fiscal 2018, the Company entered into soybean meal option contracts that are considered cash flow hedges. Under the terms of the soybean meal option contracts, the Company hedged a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2018. As of March 31, 2018, the aggregate fair value of these soybean meal option contracts was approximately $0.2 million and is included in accrued expense on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2017 and the first three months of fiscal 2018, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of March 31, 2018, the aggregate fair value of these corn option contracts was less than approximately $0.1 million and is included in other current assets and accrued expense on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of March 31, 2018, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	45,094	Euro	11,210	3.85 - 4.21	$13,580
Brazilian real	74,534	U.S. dollar	22,735	3.16 - 3.45	22,735
Euro	76,963	U.S. dollar	95,421	1.20 - 1.25	95,421
Euro	7,627	Polish zloty	32,280	4.21 - 4.24	9,404
Euro	5,772	Japanese yen	763,515	130.44 - 135.68	7,115
Euro	86,745	Chinese renminbi	680,847	7.73 - 7.97	106,944
Euro	11,573	Australian dollar	18,600	1.61	14,267
Euro	3,001	British pound	2,642	0.87 - 0.89	3,700
Polish zloty	70,770	Euro	16,740	4.21 - 4.23	20,731
British pound	184	Euro	161	1.14	259
British pound	49	U.S. dollar	70	1.43	70
Japanese yen	371,342	U.S. dollar	3,375	103.66 - 112.93	3,375
					$297,601

The above foreign currency contracts mature within one year and include hedges on approximately $68.0 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $1.4 million and are included in other current assets and accrued expenses at March 31, 2018.

Additionally, the Company had corn options contracts and forward contracts that are marked to market because they did not qualify for hedge accounting at March 31, 2018. These contracts have an aggregate fair value of less than $0.1 million and are included in other current assets and accrued expenses at March 31, 2018.

As of March 31, 2018, the Company had forward purchase agreements in place for purchases of approximately $31.6 million of natural gas and diesel fuel and approximately $1.9 million of other commitments in fiscal 2018. As of March 31, 2018, the Company had forward purchase agreements in place for purchases of approximately $34.0 million of finished product in fiscal 2018.

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

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than SOX control changes related to the upgrade of accounting software in North America and at its international operations that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 16 on pages 22 through 23 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 30, 2017, which could materially affect the Company's business, financial condition or future results. The risks described in this report and in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Form of Performance Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2018.
10.2	Form of Stock Option Notice and Agreement under the 2017 Omnibus Incentive Plan effective January 2018.
10.3	Employment Agreement, dated August 21, 2014, between Darling International Netherlands BV and J.M.I.M. (Jan) van der Velden.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Brad Phillips, the Chief Financial Officer of the Company.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and December 30, 2017; (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and April 1, 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and April 1, 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 9, 2018	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)