Form 10-Q
period 2018-06-30
DARLING INGREDIENTS INC.
filed 2018-08-08
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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

There were 164,655,391 shares of common stock, $0.01 par value, outstanding at August 2, 2018.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2018 and December 30, 2017
(in thousands, except share data)

	June 30, 2018	December 30, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$104,120	$106,774
Restricted cash	142	142
Accounts receivable, net	371,291	391,847
Inventories	370,555	358,183
Prepaid expenses	43,965	38,326
Income taxes refundable	6,977	4,509
Other current assets	21,148	56,664
Total current assets	918,198	956,445
Property, plant and equipment, less accumulated depreciation of $1,147,349 at June 30, 2018 and $1,075,448 at December 30, 2017	1,624,354	1,645,822
Intangible assets, less accumulated amortization of $390,866 at June 30, 2018 and $383,836 at December 30, 2017	610,878	676,500
Goodwill	1,232,964	1,301,093
Investment in unconsolidated subsidiaries	399,097	302,038
Other assets	56,802	62,284
Deferred income taxes	14,623	14,043
	$4,856,916	$4,958,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,466	$16,143
Accounts payable, principally trade	185,150	217,417
Income taxes payable	8,975	12,300
Accrued expenses	281,139	313,623
Total current liabilities	482,730	559,483
Long-term debt, net of current portion	1,687,823	1,698,050
Other non-current liabilities	105,649	106,287
Deferred income taxes	242,683	266,708
Total liabilities	2,518,885	2,630,528
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 168,074,119 and 167,892,500 shares issued at June 30, 2018 and at December 30, 2017, respectively	1,681	1,679
Additional paid-in capital	1,530,349	1,515,614
Treasury stock, at cost; 3,420,210 and 3,239,063 shares at June 30, 2018 and at December 30, 2017, respectively	(47,403)	(44,063)
Accumulated other comprehensive loss	(274,118)	(209,524)
Retained earnings	1,052,894	981,227
Total Darling's stockholders’ equity	2,263,403	2,244,933
Noncontrolling interests	74,628	82,764
Total stockholders' equity	$2,338,031	$2,327,697
	$4,856,916	$4,958,225

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 30, 2018 and July 1, 2017
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$846,646	$894,930	$1,722,020	$1,773,440
Costs and expenses:
Cost of sales and operating expenses	653,001	699,244	1,331,100	1,387,210
Selling, general and administrative expenses	78,558	84,532	165,460	171,455
Restructuring and impairment charges	14,965	—	14,965	—
Depreciation and amortization	78,454	72,990	157,073	144,104
Total costs and expenses	824,978	856,766	1,668,598	1,702,769
Operating income	21,668	38,164	53,422	70,671

Other expense:
Interest expense	(23,016)	(22,446)	(46,140)	(44,126)
Debt extinguishment costs	(23,509)	—	(23,509)	—
Foreign currency loss	(3,495)	(2,111)	(4,976)	(2,375)
Loss on sale of subsidiary	(15,538)	—	(15,538)	—
Other income/(expense), net	1,199	(3,797)	(1,317)	(5,850)
Total other expense	(64,359)	(28,354)	(91,480)	(52,351)

Equity in net income of unconsolidated subsidiaries	15,236	8,260	112,390	8,966
Income/(loss) before income taxes	(27,455)	18,070	74,332	27,286

Income tax expense	1,683	7,742	5,395	9,560

Net income/(loss)	(29,138)	10,328	68,937	17,726

Net income attributable to noncontrolling interests	(1,282)	(1,179)	(2,052)	(2,748)

Net income/(loss) attributable to Darling	$(30,420)	$9,149	$66,885	$14,978

Basic income/(loss) per share	$(0.18)	$0.06	$0.41	$0.09
Diluted income/(loss) per share	$(0.18)	$0.05	$0.40	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months ended June 30, 2018 and July 1, 2017
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income/(loss)	$(29,138)	$10,328	$68,937	$17,726
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(76,837)	49,112	(59,542)	64,791
Pension adjustments	666	760	1,333	1,519
Natural gas swap derivative adjustments	—	—	22	—
Corn option derivative adjustments	447	(869)	(1,158)	(1,971)
Total other comprehensive income/(loss), net of tax	(75,724)	49,003	(59,345)	64,339
Total comprehensive income/(loss)	$(104,862)	$59,331	$9,592	$82,065
Comprehensive income/(loss) attributable to noncontrolling interests	1,232	(1,418)	2,519	(171)
Comprehensive income/(loss) attributable to Darling	$(106,094)	$60,749	$7,073	$82,236

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2018 and July 1, 2017
(in thousands)
(unaudited)

	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net Income	$68,937	$17,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,073	144,104
Loss/ (gain) on disposal of property, plant, equipment and other assets	300	(358)
Loss on sale of subsidiary	15,538	—
Asset impairment	2,907	—
Gain on insurance proceeds from insurance settlements	(1,253)	—
Deferred taxes	(7,512)	(11,205)
Increase in long-term pension liability	123	1,362
Stock-based compensation expense	13,232	11,003
Write-off deferred loan costs	8,105	340
Deferred loan cost amortization	4,664	4,366
Equity in net income of unconsolidated subsidiaries	(112,390)	(8,966)
Distributions of earnings from unconsolidated subsidiaries	26,567	25,806
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,217	17,705
Income taxes refundable/payable	(5,438)	12,857
Inventories and prepaid expenses	(30,561)	(21,952)
Accounts payable and accrued expenses	(25,705)	16,594
Other	8,243	(11,845)
Net cash provided by operating activities	128,047	197,537
Cash flows from investing activities:
Capital expenditures	(139,130)	(127,824)
Acquisitions, net of cash acquired	(51,089)	(12,369)
Investment in unconsolidated subsidiary	(6,500)	(2,250)
Proceeds from sale of investment in subsidiaries	82,805	—
Gross proceeds from disposal of property, plant and equipment and other assets	2,244	3,603
Proceeds from insurance settlement	1,253	3,301
Payments related to routes and other intangibles	(294)	(4,635)
Net cash used by investing activities	(110,711)	(140,174)
Cash flows from financing activities:
Proceeds from long-term debt	623,695	16,405
Payments on long-term debt	(650,976)	(67,974)
Borrowings from revolving credit facility	247,975	80,000
Payments on revolving credit facility	(221,632)	(80,327)
Net cash overdraft financing	4,517	(1,077)
Deferred loan costs	(9,324)	(1,177)
Issuance of common stock	182	22
Minimum withholding taxes paid on stock awards	(2,123)	(2,091)
Distributions to noncontrolling interests	(983)	(2,135)
Net cash used by financing activities	(8,669)	(58,354)
Effect of exchange rate changes on cash	(11,321)	11,233
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,654)	10,242
Cash, cash equivalents and restricted cash at beginning of period	106,916	114,857
Cash, cash equivalents and restricted cash at end of period	$104,262	$125,099
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(6,336)	$(5,445)
Cash paid during the period for:
Interest, net of capitalized interest	$39,614	$38,688
Income taxes, net of refunds	$17,154	$7,986
Non-cash financing activities
Debt issued for assets	$17	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and six month periods ended June 30, 2018 and July 1, 2017, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2017.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of June 30, 2018, and include the 13 and 26 weeks ended June 30, 2018, and the 13 and 26 weeks ended July 1, 2017.

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

	June 30, 2018	December 30, 2017
Cash and cash equivalents	$104,120	$106,774
Restricted cash	142	142
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flow	$104,262	$106,916

(d)	Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, and aging of trade accounts receivable, among other factors.  If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required. The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the three and six months ended June 30, 2018, the Company sold approximately $31.8 million and $50.6 million of its trade receivables and incurred approximately $0.1 million and $0.2 million in fees, which are recorded as interest expense, respectively. For the three and six months ended July 1, 2017, no receivables were factored.

(e)	Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when control of the promised finished product is transferred to the Company's customer.  See Note 19 to the consolidated financial statements.

(f)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $60.0 million for the six months ended June 30, 2018 and net foreign currency translation gains of approximately $67.7 million for the six months ended July 1, 2017, respectively.

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

(h)	Earnings/(loss) Per Share

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

	Net Income/(loss) per Common Share (in thousands, except per share data)
	Three Months Ended
		June 30, 2018			July 1, 2017
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income/(loss) attributable to Darling	$(30,420)	164,651	$(0.18)	$9,149	164,718	$0.06
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		—			4,166
Less: Pro forma treasury shares		—			(2,053)
Diluted:
Net income/(loss) attributable to Darling	$(30,420)	164,651	$(0.18)	$9,149	166,831	$0.05

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		June 30, 2018			July 1, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$66,885	164,774	$0.41	$14,978	164,728	$0.09
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,536			3,089
Less: Pro forma treasury shares		(1,051)			(1,469)
Diluted:
Net income attributable to Darling	$66,885	166,259	$0.40	$14,978	166,348	$0.09

For the three months ended June 30, 2018 and July 1, 2017, respectively, 3,801,665 and 772,402 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended June 30, 2018 and July 1, 2017, respectively, 2,634,828 and 680,100 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended June 30, 2018 and July 1, 2017, respectively, 2,275,607 and 791,116 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended June 30, 2018 and July 1, 2017, respectively, 1,475,394 and 853,313 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)	Acquisitions and Dispositions

In May 2018, the Company acquired substantially all of the assets of Kruger Commodities, Inc. (the “Kruger Acquisition”) including protein conversion facilities in Hamilton, MI and Tama, IA, along with a protein blending operation and used cooking oil collection business in Omaha, NE. The Company paid approximately $51.1 million in cash for assets and assumed liabilities consisting of property, plant and equipment of approximately $15.2 million, intangible assets of approximately $15.9 million, consisting of routes, permits and non-compete agreements, goodwill of approximately $19.6 million, and other of approximately $0.4 million. The amounts have been recorded on a preliminary basis pending working capital finalization that is expected to occur within the next 6 months. The Company does not expect a material change from the working capital finalization. The identifiable intangible assets have a weighted average life of 15 years.

In May 2018, the Company sold its Terra Renewal Services (“TRS”) industrial residuals business to American Residuals Group, LLC. TRS is a provider of environmental services focused on the collection, hauling, and disposal of non-hazardous, liquid and semi-solid waste streams from the food processing industry. All of the used cooking oil business originally acquired as part of TRS was retained by the Company. The transaction price for the industrial residuals business sold was $80.0 million in cash and resulted in the Company recording a loss on the TRS sale of approximately $15.5 million, due to a substantial portion of the original purchase price of TRS being allocated to the industrial residuals business.

In January 2018, the Company through a wholly-owned international subsidiary, sold a portion of its interest in a majority owned consolidated subsidiary for approximately $2.8 million. This transaction resulted in the foreign subsidiary being deconsolidated and accounted for using the equity method of accounting, effective January 2018.

(4)	Inventories

A summary of inventories follows (in thousands):

	June 30, 2018	December 30, 2017
Finished product	$186,828	$171,277
Work in process	97,172	101,540
Raw material	34,520	33,173
Supplies and other	52,035	52,193
	$370,555	$358,183

(5)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	June 30, 2018	December 30, 2017
Indefinite Lived Intangible Assets
Trade names	$53,900	$54,682
	53,900	54,682
Finite Lived Intangible Assets:
Routes	366,496	397,808
Permits	490,492	512,659
Non-compete agreements	3,750	3,963
Trade names	72,753	76,558
Royalty, consulting, land use rights and leasehold	14,353	14,666
	947,844	1,005,654
Accumulated Amortization:
Routes	(132,786)	(136,592)
Permits	(221,995)	(211,264)
Non-compete agreements	(2,252)	(2,387)
Trade names	(30,149)	(30,235)
Royalty, consulting, land use rights and leasehold	(3,684)	(3,358)
	(390,866)	(383,836)
Total Intangible assets, less accumulated amortization	$610,878	$676,500

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2018 as a result of approximately $5.5 million of asset retirements, $44.6 million from the TRS Sale and increased approximately $15.9 million from the Kruger Acquisition. Amortization expense for the three and six months ended

June 30, 2018 and July 1, 2017, was approximately $18.9 million, $19.3 million and $38.4 million and $38.4 million, respectively.

(6)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 30, 2017
Goodwill	$848,167	$344,471	$124,369	$1,317,007
Accumulated impairment losses	(15,914)	—	—	(15,914)
	832,253	344,471	124,369	1,301,093
Goodwill acquired during year	19,554	—	—	19,554
Goodwill disposed of during year	(61,088)	—	—	(61,088)
Goodwill impaired during year	—	(461)	—	(461)
Foreign currency translation	(15,342)	(6,483)	(4,309)	(26,134)
Balance at June 30, 2018
Goodwill	791,291	337,988	120,060	1,249,339
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	$775,377	$337,527	$120,060	$1,232,964

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

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	June 30, 2018	December 31, 2017
Assets:
Total current assets	$218,189	$202,778
Property, plant and equipment, net	529,312	435,328
Other assets	18,861	4,655
Total assets	$766,362	$642,761
Liabilities and members' equity:
Total current portion of long term debt	$176	$17,023
Total other current liabilities	34,714	40,705
Total long term debt	8,583	36,730
Total other long term liabilities	465	450
Total members' equity	722,424	547,853
Total liabilities and members' equity	$766,362	$642,761

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Operating revenues	$151,989	$150,786	$302,310	$276,183
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	115,659	125,975	65,838	241,297
Depreciation, amortization and accretion expense	6,254	8,021	12,374	16,134
Total costs and expenses	121,913	133,996	78,212	257,431
Operating income	30,076	16,790	224,098	18,752
Other income	415	328	792	551
Interest and debt expense, net	(319)	(861)	(319)	(1,851)
Net income	$30,172	$16,257	$224,571	$17,452

As of June 30, 2018 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $361.2 million on the consolidated balance sheet. The Company has recorded an equity net gain of approximately $15.1 million and $8.1 million for the three months ended June 30, 2018 and July 1, 2017, respectively. The Company has recorded an equity net gain of approximately $112.3 million and $8.7 million for the six months ended June 30, 2018 and July 1, 2017, respectively. In February 2018, the blender tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. Fiscal 2017 results do not include any blenders tax credits, while in the first six months of fiscal 2018, the DGD Joint Venture recorded approximately $160.4 million for the 2017 reinstated blenders tax credits. The DGD Joint Venture recorded the blenders tax credits in the first quarter of fiscal 2018 as a reduction of total costs and expenses in the above table. The biodiesel blenders tax credit have not been reinstated for fiscal 2018. In the second quarter of fiscal 2018, the Company received a dividend distribution of $25.0 million from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 30, 2017
Compensation and benefits	$82,441	$102,474
Accrued income, ad valorem, and franchise taxes	27,798	30,546
Accrued operating expenses	63,147	61,230
Other accrued expense	107,753	119,373
	$281,139	$313,623

(9)	Debt

Debt consists of the following (in thousands):

	June 30, 2018	December 30, 2017
Amended Credit Agreement:
Revolving Credit Facility ($25.6 million denominated in euro at June 30, 2018)	$25,631	$—
Term Loan A ($45.0 million and $53.1 million denominated in CAD at June 30, 2018 and December 30, 2017, respectively)	88,210	96,365
Less unamortized deferred loan costs	(540)	(671)
Carrying value Term Loan A	87,670	95,694

Term Loan B	495,000	505,000
Less unamortized deferred loan costs	(9,700)	(10,578)
Carrying value Term Loan B	485,300	494,422

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(5,603)	(6,638)
Carrying value 5.375% Senior Notes due 2022	494,397	493,362

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	—	617,356
Less unamortized deferred loan costs - Denominated in euro	—	(8,675)
Carrying value 4.75% Senior Notes due 2022	—	608,681

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	600,001	—
Less unamortized deferred loan costs - Denominated in euro	(8,420)	—
Carrying value 3.625% Senior Notes due 2026	591,581	—

Other Notes and Obligations	10,710	22,034
	1,695,289	1,714,193
Less Current Maturities	7,466	16,143
	$1,687,823	$1,698,050

As of June 30, 2018, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$59.6 million. See below for discussion relating to the Company's debt agreements. In addition, as of June 30, 2018, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$0.5 million and CAD$0.3 million, respectively.

As of June 30, 2018, the Company had outstanding debt under a revolving credit facility and the Company's 3.625% Senior Notes due 2026 denominated in euros of €22.0 million and €515.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at June 30, 2018, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.1 million and less than €0.1 million, respectively.

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

As of June 30, 2018, the Company had $43.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.00% per annum for a total of 4.10% per annum. The Company had $485.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 4.10% per annum and $10.0 million outstanding under the term loan B facility at base rate plus a margin of 1.00% per annum for a total of 6.00% per annum. The Company had CAD$59.6 million outstanding under the term loan A facility at CDOR plus a margin of 2.00% per annum for a total of 3.7497%. The Company had €22.0 million outstanding under the revolver at LIBOR plus a margin of 2.00% per annum for a total of 2.00% per annum. As of June 30, 2018, the Company had unused capacity of $950.4 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $24.0 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $18.7 million at June 30, 2018.

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

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018, among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to refinance all of the 4.75% Notes by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering. The refinancing of the 4.75% Notes was completed during the second quarter of 2018.

The 3.625% Notes will mature on May 15, 2026. The issuer will pay interest on the 3.625% Notes on May 15 and November 15 of each year, commencing on November 15, 2018. Interest on the 3.625% Notes accrues from May 2, 2018 at a rate of 3.625% per annum and is payable in cash. The 3.625% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that guarantee the Senior Secured Credit Facilities. In addition, the Company capitalized $8.5 million of deferred loan costs for the issuance of the 3.625% Notes in the second quarter of 2018.

4.75 % Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. (the “4.75% Issuer”), a wholly-owned subsidiary of Darling, issued and sold €515.0 million aggregate principal amount of the 4.75% Senior Notes due 2022 (the “4.75% Notes”). The 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the “4.75% Indenture”), among the 4.75% Issuer, Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the “4.75% Trustee”) and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The Company retired the 4.75% Notes in the second quarter of 2018 using the proceeds from the issuance of the 3.625% Notes and incurred charges of approximately $23.5 million in debt extinguishment charges including the write-off of deferred loan costs.

As of June 30, 2018, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture.

(10)	Income Taxes

The Company has provided income taxes for the three and six month periods ended June 30, 2018 and July 1, 2017, based on its estimate of the effective tax rate for the entire 2018 and 2017 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of June 30, 2018, the Company had $2.2 million of gross unrecognized tax benefits and $1.2 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $1.9 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company revised its 2017 provisional estimates under SAB No. 118 and recorded a provisional tax benefit of $1.6 million during the three months ended June 30, 2018 due to additional guidance by the Internal Revenue Service (IRS) and the continued refinement of the Company's mandatory repatriation including refinements of earnings and profits calculations and the impact of the Company's deferred taxes. The amounts recorded through June 30, 2018 are provisional and the Company is continuing to gather information and is waiting on further guidance from the IRS and other standard-setting bodies on the Tax Act.

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

(11)	Other Comprehensive Income/(Loss)

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

The components of other comprehensive income (loss) and the related tax impacts for the three and six months ended June 30, 2018 and July 1, 2017 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$8	$9	$(1)	$(2)	$7	$7
Amortization of actuarial loss	888	1,203	(229)	(450)	659	753
Total defined benefit pension plans	896	1,212	(230)	(452)	666	760
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	—	1	—	1	—
Gain/(loss) activity recognized in other comprehensive income (loss)	(1)	—	—	—	(1)	—
Total natural gas swap derivatives	(1)	—	1	—	—	—
Corn option derivatives
Loss/(gain) reclassified to net income	(323)	(1,213)	84	470	(239)	(743)
Gain/(loss) activity recognized in other comprehensive income (loss)	925	(207)	(239)	81	686	(126)
Total corn option derivatives	602	(1,420)	(155)	551	447	(869)

Foreign currency translation	(77,953)	49,112	1,116	—	(76,837)	49,112

Other comprehensive income (loss)	$(76,456)	$48,904	$732	$99	$(75,724)	$49,003

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$17	$18	$(4)	$(5)	$13	$13
Amortization of actuarial loss	1,776	2,406	(456)	(900)	1,320	1,506
Total defined benefit pension plans	1,793	2,424	(460)	(905)	1,333	1,519
Natural gas swap derivatives
Loss/(gain) reclassified to net income	14	—	(3)	—	11	—
Gain/(loss) activity recognized in other comprehensive income (loss)	15	—	(4)	—	11	—
Total natural gas swap derivatives	29	—	(7)	—	22	—
Corn option derivatives
Loss/(gain) reclassified to net income	(991)	(2,398)	257	930	(734)	(1,468)
Gain/(loss) activity recognized in other comprehensive income (loss)	(572)	(822)	148	319	(424)	(503)
Total corn option derivatives	(1,563)	(3,220)	405	1,249	(1,158)	(1,971)

Foreign currency translation	(60,658)	64,791	1,116	—	(59,542)	64,791

Other comprehensive income (loss)	$(60,399)	$63,995	$1,054	$344	$(59,345)	$64,339

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and six months ended June 30, 2018 and July 1, 2017 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$—	$—	$(14)	$—	Cost of sales and operating expenses
Corn option derivatives	323	1,213	991	2,398	Cost of sales and operating expenses
	323	1,213	977	2,398	Total before tax
	(84)	(470)	(254)	(930)	Income taxes
	239	743	723	1,468	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(8)	$(9)	$(17)	$(18)	(a)
Amortization of actuarial loss	(888)	(1,203)	(1,776)	(2,406)	(a)
	(896)	(1,212)	(1,793)	(2,424)	Total before tax
	230	452	460	905	Income taxes
	(666)	(760)	(1,333)	(1,519)	Net of tax
Total reclassifications	$(427)	$(17)	$(610)	$(51)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 13 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of June 30, 2018 as follows (in thousands):

	Six Months Ended June 30, 2018
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income (loss) December 30, 2017, attributable to Darling, net of tax	$(183,161)	$1,372	$(27,735)	$(209,524)
Other comprehensive gain (loss) before reclassifications	(59,542)	(413)	—	(59,955)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(723)	1,333	610
Reclassification of tax effect (a)	—	291	(5,073)	(4,782)
Net current-period other comprehensive income/(loss)	(59,542)	(845)	(3,740)	(64,127)
Noncontrolling interest	467	—	—	467
Accumulated Other Comprehensive Income (loss) June 30, 2018, attributable to Darling, net of tax	(243,170)	$527	$(31,475)	$(274,118)

(a)	Stranded tax effects reclassified from accumulated other comprehensive income (loss) to retained earnings from the adoption of ASU 2018-02.

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

On August 7, 2017, the Company's Board of Directors, approved the extension for an additional two years of its previously announced share repurchase program of up to an aggregate of $100.0 million of the Company's common stock depending on market conditions. As of June 30, 2018, the Company has approximately $100.0 million remaining under the share repurchase program approved in August 2017.

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

Net pension cost for the three and six months ended June 30, 2018 and July 1, 2017 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$779	$750	$1,578	$1,485
Interest cost	1,616	1,679	3,241	3,348
Expected return on plan assets	(2,059)	(1,790)	(4,123)	(3,578)
Amortization of prior service cost	8	9	17	18
Amortization of net loss	888	1,203	1,776	2,406
Net pension cost	$1,232	$1,851	$2,489	$3,679

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at June 30, 2018, the Company expects to contribute approximately $4.8 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 30, 2018 and July 1, 2017 of approximately $1.5 million and $1.6 million, respectively.

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

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of June 30, 2018, the Company has an aggregate accrued liability of approximately $1.7 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(14)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At June 30, 2018, the Company had corn option contracts and soybean meal option contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In the first six months of fiscal 2018, the Company entered into soybean meal option contracts that are considered cash flow hedges. Under the terms of the soybean meal option contracts, the Company hedged a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2018. As of June 30, 2018, some of the contracts have been settled while the remaining contract positions and activity are not significant to the Company. At June 30, 2018 and December 30, 2017, the aggregate fair value of these soybean meal option contracts was approximately $0.7 million and zero, respectively. The June 30, 2018 amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2017 and the first six months of fiscal 2018, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of June 30, 2018, some of the contracts have been settled while the remaining contract positions and activity are not significant to the Company. At June 30, 2018 and December 30, 2017, the aggregate fair value of these corn option contracts was approximately $1.4 million and $3.4 million, respectively. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future.

As of June 30, 2018, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	32,387	Euro	7,490
Brazilian real	80,599	U.S. dollar	22,460
Euro	90,399	U.S. dollar	107,009
Euro	14,184	Polish zloty	61,280
Euro	7,153	Japanese yen	926,570
Euro	85,702	Chinese renminbi	650,727
Euro	12,592	Australian dollar	19,350
Euro	4,827	British pound	4,262
Polish zloty	24,712	Euro	5,685
British pound	88	Euro	100
British pound	139	U.S. dollar	105
Japanese yen	254,613	U.S. dollar	2,322

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at June 30, 2018 into earnings over the next 12 months will be approximately $0.7 million. As of June 30, 2018, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and six months ended June 30, 2018 and July 1, 2017 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Foreign Exchange	Foreign currency loss/(gain)	$(3,481)	$6,130	$(1,827)	$9,276
Foreign Exchange	Selling, general and administrative expense	2,506	492	2,995	(989)
Corn options and futures	Net sales	763	(18)	454	(40)
Corn options and futures	Cost of sales and operating expenses	(818)	46	(306)	316
Soybean Meal	Net sales	—	(9)	—	(281)
Soybean Oil	Net sales	—	—	—	45
Total		$(1,030)	$6,641	$1,316	$8,327

At June 30, 2018, the Company had forward purchase agreements in place for purchases of approximately $14.2 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(15)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of June 30, 2018 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at June 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$5,662	$—	$5,662	$—
Total Assets	$5,662	$—	$5,662	$—

Liabilities:
Derivative instruments	$3,584	$—	$3,584	$—
5.375% Senior notes	506,250	—	506,250	—
3.625% Senior notes	603,721	—	603,721	—
Term loan A	88,541	—	88,541	—
Term loan B	497,784	—	497,784	—
Revolver debt	25,247	—	25,247	—
Total Liabilities	$1,725,127	$—	$1,725,127	$—

		Fair Value Measurements at December 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,346	$—	$4,346	$—
Total Assets	$4,346	$—	$4,346	$—

Liabilities:
Derivative instruments	$2,326	$—	$2,326	$—
5.375% Senior notes	513,100	—	513,100	—
4.75% Senior notes	646,681	—	646,681	—
Term loan A	95,883	—	95,883	—
Term loan B	511,616	—	511,616	—
Total Liabilities	$1,769,606	$—	$1,769,606	$—

Derivative assets and liabilities consist of the Company’s soybean meal contracts, natural gas contracts, corn option and future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 14 (Derivatives) for discussion on the Company's derivatives.

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

(16)    Asset Impairment, Exit and Restructuring Costs

In the second quarter of fiscal 2018, management decided to permanently shut down the Company's Hurlingham, Argentina gelatin plant. As of June 30, 2018, the Company has incurred restructuring and asset impairment charges of approximately

$15.0 million, which includes employee termination charges of approximately $8.4 million, asset impairment charges of approximately $2.9 million and other factory and operational restructuring charges of approximately $3.7 million.

(17)	Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At June 30, 2018 and December 30, 2017, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $62.6 million and $61.4 million, respectively.  The Company has insurance recovery receivables of approximately $25.0 million as of June 30, 2018 and December 30, 2017, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and lays out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The EPA has already offered early cash out settlements to 20 of the other PRPs and has stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of primary concern) may also be eligible for cash out settlements and has begun a settlement analysis using a third-party allocator. The Company is participating in this allocation process as it asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge dioxins, furans or polychlorinated biphenyls and is therefore not a major PRP. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Passaic River. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no evidence that the former Standard Tallow Corporation plant sites contributed any of the primary contaminants of concern to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

(18)	Business Segments

The Company sells its products domestically and internationally, operating within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. The measure of segment income (loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes corporate activities.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 30, 2018
Net Sales	$498,823	$276,729	$71,094	$—	$846,646
Cost of sales and operating expenses	370,788	224,836	57,377	—	653,001
Gross Margin	128,035	51,893	13,717	—	193,645

Selling, general and administrative expense	43,947	22,190	164	12,257	78,558
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	46,823	20,388	8,537	2,706	78,454
Segment operating income/(loss)	37,265	(5,650)	5,016	(14,963)	21,668

Equity in net income of unconsolidated subsidiaries	150	—	15,086	—	15,236
Segment income/(loss)	37,415	(5,650)	20,102	(14,963)	36,904

Total other expense					(64,359)
Loss before income taxes					$(27,455)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 1, 2017
Net Sales	$549,119	$278,409	$67,402	$—	$894,930
Cost of sales and operating expenses	422,202	222,362	54,680	—	699,244
Gross Margin	126,917	56,047	12,722	—	195,686

Selling, general and administrative expense	42,875	26,703	2,873	12,081	84,532
Depreciation and amortization	44,354	18,184	7,715	2,737	72,990
Segment operating income/(loss)	39,688	11,160	2,134	(14,818)	38,164

Equity in net income of unconsolidated subsidiaries	131	—	8,129	—	8,260
Segment income/(loss)	39,819	11,160	10,263	(14,818)	46,424

Total other expense					(28,354)
Income before income taxes					$18,070

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 30, 2018
Net Sales	$984,621	$582,249	$155,150	$—	$1,722,020
Cost of sales and operating expenses	739,876	474,021	117,203	—	1,331,100
Gross Margin	244,745	108,228	37,947	—	390,920

Selling, general and administrative expense	92,212	46,051	(1,234)	28,431	165,460
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	93,612	41,028	17,008	5,425	157,073
Segment operating income/(loss)	58,921	6,184	22,173	(33,856)	53,422

Equity in net income of unconsolidated subsidiaries	105	—	112,285	—	112,390
Segment income/(loss)	59,026	6,184	134,458	(33,856)	165,812

Total other expense					(91,480)
Income before income taxes					$74,332

Segment assets at June 30, 2018	$2,498,165	$1,441,030	$767,659	$150,062	$4,856,916

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 1, 2017
Net Sales	$1,101,743	$544,635	$127,062	$—	$1,773,440
Cost of sales and operating expenses	854,778	431,754	100,678	—	1,387,210
Gross Margin	246,965	112,881	26,384	—	386,230

Selling, general and administrative expense	87,712	51,680	6,136	25,927	171,455
Depreciation and amortization	88,073	35,785	14,560	5,686	144,104
Segment operating income/(loss)	71,180	25,416	5,688	(31,613)	70,671

Equity in net income of unconsolidated subsidiaries	240	—	8,726	—	8,966
Segment income/(loss)	71,420	25,416	14,414	(31,613)	79,637

Total other expense					(52,351)
Income before income taxes					$27,286

Segment assets at December 30, 2017	$2,614,545	$1,499,027	$688,890	$155,763	$4,958,225

(19)	Revenue

On December 31, 2017, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective basis. Results for reporting periods beginning December 31, 2017 are presented under Topic 606, while prior periods are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605. The adoption did not change the timing of revenue recognition as the Company's revenues have been determined to be recognized at a point in time and not over time. The Company elected not to capitalize contract fulfillment costs as the recovery of such costs are for a period of less than one year's time and are not material to the Company. At June 30, 2018, there were no contract assets recorded on the Consolidated Balance sheets. Also, the Company elected to treat shipping and handling as fulfillment costs under Topic 606, which will result in billed freight recorded in cost of sales and netted against freight costs. Sales, value-add, and other taxes collected concurrently with revenue-producing activities are excluded from revenue and booked on a net basis.

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

The following table summarizes the impact of adopting Topic 606 on the Company's consolidated financial statements for the three and six months ended June 30, 2018 (in thousands):

	Impact of changes in accounting policies
	As reported	Adjustments	Balances without adoption of Topic 606
Three Months Ended June 30, 2018

Net sales	$846,646	45,449	$892,095
Cost of sales and operating expenses	$653,001	45,449	$698,450

Six Months Ended June 30, 2018

Net sales	$1,722,020	91,636	$1,813,656
Cost of sales and operating expenses	$1,331,100	91,636	$1,422,736

The following tables presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and six months ended June 30, 2018 and July 1, 2017 (in thousands):

	Three Months Ended June 30, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$408,402	$45,988	$10,512	$464,902
Europe	82,324	159,622	60,582	302,528
China	6,402	45,481	—	51,883
South America	—	9,916	—	9,916
Other	1,695	15,722	—	17,417
Net sales	$498,823	$276,729	$71,094	$846,646

Major product types
Fats	$137,143	$38,815	$—	$175,958
Used cooking oil	48,084	—	—	48,084
Proteins	221,467	—	—	221,467
Bakery	44,482	—	—	44,482
Other rendering	28,979	—	—	28,979
Food ingredients	—	217,366	—	217,366
Bioenergy	—	—	60,582	60,582
Biofuels	—	—	10,512	10,512
Other	18,668	20,548	—	39,216
Net sales	$498,823	$276,729	$71,094	$846,646

	Six Months Ended June 30, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$798,778	$90,265	$32,052	$921,095
Europe	170,114	343,261	123,098	636,473
China	12,080	89,393	—	101,473
South America	—	24,260	—	24,260
Other	3,649	35,070	—	38,719
Net sales	$984,621	$582,249	$155,150	$1,722,020

Major product types
Fats	$280,695	$83,634	$—	$364,329
Used cooking oil	84,692	—	—	84,692
Proteins	424,862	—	—	424,862
Bakery	91,233	—	—	91,233
Other rendering	60,341	—	—	60,341
Food ingredients	—	451,289	—	451,289
Bioenergy	—	—	123,098	123,098
Biofuels	—	—	32,052	32,052
Other	42,798	47,326	—	90,124
Net sales	$984,621	$582,249	$155,150	$1,722,020

	Three Months Ended July 1, 2017 (a)
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$415,465	$48,838	$10,866	$475,169
Europe	124,925	157,209	56,536	338,670
China	7,210	41,223	—	48,433
South America	—	12,107	—	12,107
Other	1,519	19,032	—	20,551
Net sales	$549,119	$278,409	$67,402	$894,930

Major product types
Fats	$160,235	$43,567	$—	$203,802
Used cooking oil	45,457	—	—	45,457
Proteins	195,750	—	—	195,750
Bakery	51,591	—	—	51,591
Other rendering	73,555	—	—	73,555
Food ingredients	—	212,128	—	212,128
Bioenergy	—	—	56,536	56,536
Biofuels	—	—	10,866	10,866
Other	22,531	22,714	—	45,245
Net sales	$549,119	$278,409	$67,402	$894,930

	Six Months Ended July 1, 2017 (b)
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$838,400	$94,563	$18,949	$951,912
Europe	247,852	306,910	108,113	662,875
China	11,944	82,883	—	94,827
South America	—	25,081	—	25,081
Other	3,547	35,198	—	38,745
Net sales	$1,101,743	$544,635	$127,062	$1,773,440

Major product types
Fats	$318,240	$84,460	$—	$402,700
Used cooking oil	89,503	—	—	89,503
Proteins	393,901	—	—	393,901
Bakery	107,688	—	—	107,688
Other rendering	147,155	—	—	147,155
Food ingredients	—	418,407	—	418,407
Bioenergy	—	—	108,113	108,113
Biofuels	—	—	18,949	18,949
Other	45,256	41,768	—	87,024
Net sales	$1,101,743	$544,635	$127,062	$1,773,440

(a) As noted above prior year amounts have not been adjusted under the modified retrospective method for billed freight of approximately $37.9 million that is included in net sales in the three months ended July 1, 2017.

(b) As noted above prior year amounts have not been adjusted under the modified retrospective method for billed freight of approximately $76.1 million that is included in net sales in the six months ended July 1, 2017.

Revenue from Contracts with Customers

The Company has two primary revenue streams. Finished product revenues are recognized when control of the promised finished product is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs.

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

(20)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended June 30, 2018 and July 1, 2017, the Company has recorded sales to the DGD Joint Venture of approximately $33.8 million and $42.5 million, respectively. For the six months ended June 30, 2018 and July 1, 2017, the Company has recorded sales to the DGD Joint Venture of approximately $66.9 million and $78.1 million, respectively. At June 30, 2018 and December 30, 2017, the Company has $1.5 million and $5.6 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $5.6 million of additional sales for the three months ended June 30, 2018 to defer the Company's portion of profit of approximately $1.2 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at June 30, 2018.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to making loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2018, unless extended by agreement of the parties. As of June 30, 2018, no amounts are owed to Darling Green under the DGD Loan Agreement.

(21)    New Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. However, in January 2018, the FASB has proposed a change that if approved will allow entities to elect a simplified transition approach whereby they would apply the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company has begun the implementation of a new software to manage its leases and is in the process of identification and entry of leases into the new software. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets and disclosures, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements of operations or cash flows.

(22)     Guarantor Financial Information

The Company's 5.375% Notes and 3.625% Notes (see Note 9) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Darling Global Holdings Inc., Darling Northstar LLC, EV Acquisition, LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.375% Notes and 3.625% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of June 30, 2018 and December 30, 2017, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2018 and July 1, 2017. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$971	$1,462	$101,687	$—	$104,120
Restricted cash	103	—	39	—	142
Accounts receivable	37,731	499,988	449,745	(616,173)	371,291
Inventories	15,775	85,471	269,309	—	370,555
Income taxes refundable	2,856	—	4,121	—	6,977
Prepaid expenses	13,170	2,813	27,982	—	43,965
Other current assets	5,161	(2,152)	18,139	—	21,148
Total current assets	75,767	587,582	871,022	(616,173)	918,198
Investment in subsidiaries	4,792,217	1,366,126	844,044	(7,002,387)	—
Property, plant and equipment, net	314,090	497,077	813,187	—	1,624,354
Intangible assets, net	31,131	216,133	363,614	—	610,878
Goodwill	41,414	490,748	700,802	—	1,232,964
Investment in unconsolidated subsidiaries	9,766	—	389,331	—	399,097
Other assets	38,913	65,149	186,738	(233,998)	56,802
Deferred taxes	—	—	14,623	—	14,623
	$5,303,298	$3,222,815	$4,183,361	$(7,852,558)	$4,856,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$49	$—	$7,417	$—	$7,466
Accounts payable	643,541	16,949	138,528	(613,868)	185,150
Income taxes payable	888	—	8,087	—	8,975
Accrued expenses	89,917	26,875	166,653	(2,306)	281,139
Total current liabilities	734,395	43,824	320,685	(616,174)	482,730
Long-term debt, net of current portion	1,022,688	—	899,133	(233,998)	1,687,823
Other noncurrent liabilities	68,404	—	37,245	—	105,649
Deferred income taxes	92,197	—	150,486	—	242,683
Total liabilities	1,917,684	43,824	1,407,549	(850,172)	2,518,885
Total stockholders’ equity	3,385,614	3,178,991	2,775,812	(7,002,386)	2,338,031
	$5,303,298	$3,222,815	$4,183,361	$(7,852,558)	$4,856,916

Condensed Consolidated Balance Sheet
As of December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,724	$2,993	$102,057	$—	$106,774
Restricted cash	103	—	39	—	142
Accounts receivable	37,453	465,653	436,874	(548,133)	391,847
Inventories	18,049	84,805	255,329	—	358,183
Income taxes refundable	1,591	—	2,918	—	4,509
Prepaid expenses	10,787	3,141	24,398	—	38,326
Other current assets	7,117	923	48,624	—	56,664
Total current assets	76,824	557,515	870,239	(548,133)	956,445
Investment in subsidiaries	4,734,618	1,167,246	844,044	(6,745,908)	—
Property, plant and equipment, net	278,121	501,842	865,859	—	1,645,822
Intangible assets, net	17,034	258,970	400,496	—	676,500
Goodwill	21,860	551,837	727,396	—	1,301,093
Investment in unconsolidated subsidiary	4,341	—	297,697	—	302,038
Other assets	42,078	314,166	193,923	(487,883)	62,284
Deferred income taxes	—	—	14,043	—	14,043
	$5,174,876	$3,351,576	$4,213,697	$(7,781,924)	$4,958,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$115	$—	$16,028	$—	$16,143
Accounts payable	555,894	37,466	169,033	(544,976)	217,417
Income taxes payable	32	373	11,895	—	12,300
Accrued expenses	105,625	30,542	180,613	(3,157)	313,623
Total current liabilities	661,666	68,381	377,569	(548,133)	559,483
Long-term debt, net of current portion	1,030,736	—	1,155,197	(487,883)	1,698,050
Other noncurrent liabilities	69,711	—	36,576	—	106,287
Deferred income taxes	106,543	—	160,165	—	266,708
Total liabilities	1,868,656	68,381	1,729,507	(1,036,016)	2,630,528
Total stockholders’ equity	3,306,220	3,283,195	2,484,190	(6,745,908)	2,327,697
	$5,174,876	$3,351,576	$4,213,697	$(7,781,924)	$4,958,225

Condensed Consolidated Statements of Operations
For the three months ended June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$135,196	$348,497	$423,466	$(60,513)	$846,646
Cost and expenses:
Cost of sales and operating expenses	102,221	275,609	335,684	(60,513)	653,001
Selling, general and administrative expenses	36,393	12,425	29,740	—	78,558
Restructuring and impairment charges	—	—	14,965	—	14,965
Depreciation and amortization	11,577	25,942	40,935	—	78,454
Total costs and expenses	150,191	313,976	421,324	(60,513)	824,978
Operating income/(loss)	(14,995)	34,521	2,142	—	21,668

Interest expense	(14,193)	3,240	(12,063)	—	(23,016)
Debt extinguishment costs	(15,635)	—	(7,874)	—	(23,509)
Foreign currency losses	(414)	(31)	(3,050)	—	(3,495)
Loss on sale of subsidiary	(15,538)	—	—	—	(15,538)
Other income/(expense), net	(10,204)	1,810	9,593	—	1,199
Equity in net income/(loss) of unconsolidated subsidiaries	(577)	—	15,813	—	15,236
Earnings in investments in subsidiaries	34,159	—	—	(34,159)	—
Income/(loss) before taxes	(37,397)	39,540	4,561	(34,159)	(27,455)
Income taxes (benefit)	(6,977)	4,192	4,468	—	1,683
Net income attributable to noncontrolling interests	—	—	(1,282)	—	(1,282)
Net income/(loss) attributable to Darling	$(30,420)	$35,348	$(1,189)	$(34,159)	$(30,420)

Condensed Consolidated Statements of Operations
For the six months ended June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$254,821	$693,100	$891,274	$(117,175)	$1,722,020
Cost and expenses:
Cost of sales and operating expenses	198,089	546,846	703,340	(117,175)	1,331,100
Selling, general and administrative expenses	80,171	25,262	60,027	—	165,460
Restructuring and impairment charges	—	—	14,965	—	14,965
Depreciation and amortization	22,636	52,233	82,204	—	157,073
Total costs and expenses	300,896	624,341	860,536	(117,175)	1,668,598
Operating income/(loss)	(46,075)	68,759	30,738	—	53,422

Interest expense	(28,557)	7,003	(24,586)	—	(46,140)
Debt extinguishment costs	(15,635)	—	(7,874)	—	(23,509)
Foreign currency losses	(437)	(94)	(4,445)	—	(4,976)
Loss on sale of subsidiary	(15,538)	—	—	—	(15,538)
Other income/(expense), net	(13,614)	484	11,813	—	(1,317)
Equity in net income/(loss) of unconsolidated subsidiaries	(1,075)	—	113,465	—	112,390
Earnings in investments in subsidiaries	179,039	—	—	(179,039)	—
Income/(loss) before taxes	58,108	76,152	119,111	(179,039)	74,332
Income taxes (benefit)	(8,777)	5,527	8,645	—	5,395
Net income attributable to noncontrolling interests	—	—	(2,052)	—	(2,052)
Net income/(loss) attributable to Darling	$66,885	$70,625	$108,414	$(179,039)	$66,885

Condensed Consolidated Statements of Operations
For the three months ended July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$135,896	$359,840	$458,203	$(59,009)	$894,930
Cost and expenses:
Cost of sales and operating expenses	107,977	290,511	359,765	(59,009)	699,244
Selling, general and administrative expenses	35,105	13,351	36,076	—	84,532
Depreciation and amortization	9,980	25,876	37,134	—	72,990
Total costs and expenses	153,062	329,738	432,975	(59,009)	856,766
Operating income/(loss)	(17,166)	30,102	25,228	—	38,164

Interest expense	(14,247)	3,968	(12,167)	—	(22,446)
Foreign currency gains/(losses)	(178)	205	(2,138)	—	(2,111)
Other income/(expense), net	(4,283)	(1,590)	2,076	—	(3,797)
Equity in net income/(loss) of unconsolidated subsidiaries	(393)	—	8,653	—	8,260
Earnings in investments in subsidiaries	26,513	—	—	(26,513)	—
Income/(loss) before taxes	(9,754)	32,685	21,652	(26,513)	18,070
Income taxes	(18,903)	16,325	10,320	—	7,742
Net income attributable to noncontrolling interests	—	—	(1,179)	—	(1,179)
Net income/(loss) attributable to Darling	$9,149	$16,360	$10,153	$(26,513)	$9,149

Condensed Consolidated Statements of Operations
For the six months ended July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$272,053	$720,024	$897,991	$(116,628)	$1,773,440
Cost and expenses:
Cost of sales and operating expenses	217,640	583,282	702,916	(116,628)	1,387,210
Selling, general and administrative expenses	74,074	27,528	69,853	—	171,455
Depreciation and amortization	20,265	51,312	72,527	—	144,104
Total costs and expenses	311,979	662,122	845,296	(116,628)	1,702,769
Operating income/(loss)	(39,926)	57,902	52,695	—	70,671

Interest expense	(27,833)	7,991	(24,284)	—	(44,126)
Foreign currency gains/(losses)	(184)	180	(2,371)	—	(2,375)
Other income/(expense), net	(8,031)	(1,558)	3,739	—	(5,850)
Equity in net income/(loss) of unconsolidated subsidiaries	(766)	—	9,732	—	8,966
Earnings in investments in subsidiaries	64,831	—	—	(64,831)	—
Income/(loss) before taxes	(11,909)	64,515	39,511	(64,831)	27,286
Income taxes (benefit)	(26,887)	22,604	13,843	—	9,560
Net income attributable to noncontrolling interests	—	—	(2,748)	—	(2,748)
Net income/(loss) attributable to Darling	$14,978	$41,911	$22,920	$(64,831)	$14,978

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$(29,138)	$35,348	$(1,189)	$(34,159)	$(29,138)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	1,116	(53,387)	(24,566)	—	(76,837)
Pension adjustments	565	—	101	—	666
Natural gas swap derivative adjustments	—	—	—	—	—
Corn option derivative adjustments	447	—	—	—	447
Total other comprehensive income/(loss), net of tax	2,128	(53,387)	(24,465)	—	(75,724)
Total comprehensive income/(loss)	(27,010)	(18,039)	(25,654)	(34,159)	(104,862)
Total comprehensive loss attributable to noncontrolling interest	—	—	1,232	—	1,232
Total comprehensive income/(loss) attributable to Darling	$(27,010)	$(18,039)	$(26,886)	$(34,159)	$(106,094)

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the six months ended June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$68,937	$70,625	$108,414	$(179,039)	$68,937
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	1,116	(53,387)	(7,271)	—	(59,542)
Pension adjustments	1,131	—	202	—	1,333
Natural gas swap derivative adjustments	22	—	—	—	22
Corn option derivative adjustments	(1,158)	—	—	—	(1,158)
Total other comprehensive income/(loss), net of tax	1,111	(53,387)	(7,069)	—	(59,345)
Total comprehensive income/(loss)	70,048	17,238	101,345	(179,039)	9,592
Total comprehensive loss attributable to noncontrolling interest	—	—	2,519	—	2,519
Total comprehensive income/(loss) attributable to Darling	$70,048	$17,238	$98,826	$(179,039)	$7,073

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$10,328	$16,360	$10,153	$(26,513)	$10,328
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	49,112	—	49,112
Pension adjustments	641	—	119	—	760
Corn option derivative adjustments	(869)	—	—	—	(869)
Total other comprehensive income/(loss), net of tax	(228)	—	49,231	—	49,003
Total comprehensive income/(loss)	10,100	16,360	59,384	(26,513)	59,331
Total comprehensive income attributable to noncontrolling interest	—	—	(1,418)	—	(1,418)
Total comprehensive income/(loss) attributable to Darling	$10,100	$16,360	$60,802	$(26,513)	$60,749

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the six months ended July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$17,726	$41,911	$22,920	$(64,831)	$17,726
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	64,791	—	64,791
Pension adjustments	1,282	—	237	—	1,519
Corn option derivative adjustments	(1,971)	—	—	—	(1,971)
Total other comprehensive income, net of tax	(689)	—	65,028	—	64,339
Total comprehensive income/(loss)	17,037	41,911	87,948	(64,831)	82,065
Total comprehensive income attributable to noncontrolling interest	—	—	(171)	—	(171)
Total comprehensive income/(loss) attributable to Darling	$17,037	$41,911	$88,119	$(64,831)	$82,236

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$68,937	$70,625	$108,414	$(179,039)	$68,937
Earnings in investments in subsidiaries	(179,039)	—	—	179,039	—
Other operating cash flows	143,415	(30,510)	(53,795)	—	59,110
Net cash provided by operating activities	33,313	40,115	54,619	—	128,047

Cash flows from investing activities:
Capital expenditures	(45,028)	(45,759)	(48,343)	—	(139,130)
Acquisitions	(51,089)	—	—	—	(51,089)
Investment in subsidiaries and affiliates	(6,500)	(198,880)	—	198,880	(6,500)
Proceeds from sale of investment in subsidiary	80,000	—	2,805	—	82,805
Note receivable from affiliates	—	201,880	(201,880)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	873	610	761	—	2,244
Proceeds from insurance settlements	750	503	—	—	1,253
Payments related to routes and other intangibles	(246)	—	(48)	—	(294)
Net cash used in investing activities	(21,240)	(41,646)	(246,705)	198,880	(110,711)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	623,695	—	623,695
Payments on long-term debt	(10,066)	—	(640,910)	—	(650,976)
Borrowings from revolving facilities	131,000	—	116,975	—	247,975
Payments on revolving facilities	(131,000)	—	(90,632)	—	(221,632)
Net cash overdraft financing	—	—	4,517	—	4,517
Deferred loan costs	(824)	—	(8,500)	—	(9,324)
Issuances of common stock	182	—	—	—	182
Contributions from parent	—	—	198,880	(198,880)	—
Minimum withholding taxes paid on stock awards	(2,118)	—	(5)	—	(2,123)
Distributions to noncontrolling interests	—	—	(983)	—	(983)
Net cash used in financing activities	(12,826)	—	203,037	(198,880)	(8,669)

Effect of exchange rate changes on cash	—	—	(11,321)	—	(11,321)

Net increase/(decrease) in cash, cash equivalents and restricted cash	(753)	(1,531)	(370)	—	(2,654)
Cash, cash equivalents and restricted cash at beginning of period	1,827	2,993	102,096	—	106,916
Cash, cash equivalents and restricted cash at end of period	$1,074	$1,462	$101,726	$—	$104,262

Condensed Consolidated Statements of Cash Flows
For the six months ended July 1, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$17,726	$41,911	$22,920	$(64,831)	$17,726
Earnings in investments in subsidiaries	(64,831)	—	—	64,831	—
Other operating cash flows	135,192	(36,021)	80,640	—	179,811
Net cash provided by operating activities	88,087	5,890	103,560	—	197,537

Cash flows from investing activities:
Capital expenditures	(41,907)	(38,269)	(47,648)	—	(127,824)
Acquisitions	—	(12,369)	—	—	(12,369)
Investment in subsidiaries and affiliates	(2,250)	—	—	—	(2,250)
Note receivable from affiliates	—	39,733	(39,733)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,704	978	921	—	3,603
Proceeds from insurance settlements	—	—	3,301	—	3,301
Payments related to routes and other intangibles	(4,635)	—	—	—	(4,635)
Net cash used in investing activities	(47,088)	(9,927)	(83,159)	—	(140,174)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	16,405	—	16,405
Payments on long-term debt	(43,063)	—	(24,911)	—	(67,974)
Borrowings from revolving credit facility	80,000	—	—	—	80,000
Payments on revolving credit facility	(75,000)	—	(5,327)	—	(80,327)
Net cash overdraft financing	—	—	(1,077)	—	(1,077)
Deferred loan costs	(1,177)	—	—	—	(1,177)
Issuances of common stock	22	—	—	—	22
Minimum withholding taxes paid on stock awards	(2,077)	—	(14)	—	(2,091)
Distributions to noncontrolling interests	—	—	(2,135)	—	(2,135)
Net cash used in financing activities	(41,295)	—	(17,059)	—	(58,354)

Effect of exchange rate changes on cash	—	—	11,233	—	11,233

Net increase/(decrease) in cash, cash equivalents and restricted cash	(296)	(4,037)	14,575	—	10,242
Cash, cash equivalents and restricted cash at beginning of period	1,573	5,754	107,530	—	114,857
Cash, cash equivalents and restricted cash at end of period	$1,277	$1,717	$122,105	$—	$125,099

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

Overview

The Company is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as gelatin, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed and fuel ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sells its products domestically and internationally and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe; and (viii) the provision of grease trap services to food service establishments. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the conversion of animal fats and recycled greases into biodiesel in North America, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iv) the processing of manure into natural bio-phosphate in Europe, and (v) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation ( “Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 7 to the Company's Consolidated Financial Statement for the period ended June 30, 2018 included herein.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended July 1, 2017

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2018, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2018, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2017 are as follows:

	Avg. Price 2nd Quarter 2018	Avg. Price 2nd Quarter 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 301.43/ton	$ 251.91/ton	$ 49.52/ton	19.7%
Feed Grade PM (Mid-South)	$ 285.56/ton	$ 284.90/ton	$ 0.66/ton	0.2%
Pet Food PM (Mid-South)	$ 734.53/ton	$ 688.91/ton	$ 45.62/ton	6.6%
Feather meal (Mid-South)	$ 540.50/ton	$ 390.14/ton	$ 150.36/ton	38.5%
BFT (Chicago)	$ 25.72/cwt	$ 33.61/cwt	$ (7.89)/cwt	(23.5)%
YG (Illinois)	$ 20.69/cwt	$ 25.64/cwt	$ (4.95)/cwt	(19.3)%
Corn (Illinois)	$ 3.80/bushel	$ 3.73/bushel	$ 0.07/bushel	1.9%
Reuters:
Palm Oil (CIF Rotterdam)	$ 651.00/MT	$ 690.00/MT	$ (39.00)/MT	(5.7)%
Soy meal (CIF Rotterdam)	$ 448.00/MT	$ 341.00/MT	$ 107.00/MT	31.4%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2018, compared to the average Jacobsen and Reuters prices for the first quarter of fiscal 2018.

	Avg. Price 2nd Quarter 2018	Avg. Price 1st Quarter 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 301.43/ton	$ 250.61/ton	$ 50.82/ton	20.3%
Feed Grade PM (Mid-South)	$ 285.56/ton	$ 250.16/ton	$ 35.40/ton	14.2%
Pet Food PM (Mid-South)	$ 734.53/ton	$ 781.27/ton	$ (46.74)/ton	(6.0)%
Feather meal (Mid-South)	$ 540.50/ton	$ 409.26/ton	$ 131.24/ton	32.1%
BFT (Chicago)	$ 25.72/cwt	$ 26.14/cwt	$ (0.42)/cwt	(1.6)%
YG (Illinois)	$ 20.69/cwt	$ 19.61/cwt	$ 1.08/cwt	5.5%
Corn (Illinois)	$ 3.80/bushel	$ 3.62/bushel	$ 0.18/bushel	5.0%
Reuters:
Palm Oil (CIF Rotterdam)	$ 651.00/MT	$ 675.00/MT	$ (24.00)/MT	(3.6)%
Soy meal (CIF Rotterdam)	$ 448.00/MT	$ 412.00/MT	$ 36.00/MT	8.7%

Segment Results

Segment operating income for the three months ended June 30, 2018 was $21.7 million, which reflects a decrease of $16.5 million or (43.2)% as compared to the three months ended July 1, 2017.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 30, 2018
Net Sales	$498,823	$276,729	$71,094	$—	$846,646
Cost of sales and operating expenses	370,788	224,836	57,377	—	653,001
Gross Margin	128,035	51,893	13,717	—	193,645

Gross Margin %	25.7%	18.8%	19.3%	—%	22.9%

Selling, general and administrative expense	43,947	22,190	164	12,257	78,558
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	46,823	20,388	8,537	2,706	78,454
Segment operating income/(loss)	37,265	(5,650)	5,016	(14,963)	21,668

Equity in net income of unconsolidated subsidiaries	150	—	15,086	—	15,236
Segment income/(loss)	37,415	(5,650)	20,102	(14,963)	36,904

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 1, 2017
Net Sales	$549,119	$278,409	$67,402	$—	$894,930
Cost of sales and operating expenses	422,202	222,362	54,680	—	699,244
Gross Margin	126,917	56,047	12,722	—	195,686

Gross Margin %	23.1%	20.1%	18.9%	—%	21.9%

Selling, general and administrative expense	42,875	26,703	2,873	12,081	84,532
Depreciation and amortization	44,354	18,184	7,715	2,737	72,990
Segment operating income/(loss)	39,688	11,160	2,134	(14,818)	38,164

Equity in net income of unconsolidated subsidiaries	131	—	8,129	—	8,260
Segment income/(loss)	39,819	11,160	10,263	(14,818)	46,424

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended June 30, 2018, the raw material processed by the Company's Feed Ingredients segment totaled 2.13 million metric tons. Compared to the three months ended July 1, 2017 overall raw material volume processed in the Feed Ingredients segment increased approximately 5.6%.

Sales. During the three months ended June 30, 2018 net sales for the Feed Ingredients segment were $498.8 million as compared to $549.1 million during the three months ended July 1, 2017, a decrease of approximately $50.3 million or (9.2)%. Net sales for fats were approximately $137.1 million and $160.2 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Protein net sales were approximately $221.5 million and $195.8 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $29.0 million and $73.5 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Total rendering net sales were approximately $387.6 million and $429.5 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Used cooking oil net sales were approximately $48.0 million and $45.4 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Bakery net sales were approximately $44.5 million and $51.6 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and other sales, which includes trap services and industrial residual services net sales were approximately $18.7 million and $22.6 million for the three months ended June 30, 2018 and July 1, 2017, respectively.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended July 1, 2017	$160.2	$195.8	$73.5	$429.5	$45.4	$51.6	$22.6	$549.1
Increase/(decrease) in sales volumes	12.7	13.9	—	26.6	1.7	(4.2)	—	24.1
Increase/(decrease) in finished product prices	(29.4)	19.1	—	(10.3)	3.6	1.9	—	(4.8)
Increase/(decrease) due to currency exchange rates	2.4	6.4	0.3	9.1	—	—	—	9.1
Freight revenue (1)	(8.8)	(13.7)	(1.5)	(24.0)	(2.7)	(4.8)	—	(31.5)
Other change (2)	—	—	(43.3)	(43.3)	—	—	(3.9)	(47.2)
Total change	(23.1)	25.7	(44.5)	(41.9)	2.6	(7.1)	(3.9)	(50.3)
Net sales three months ended June 30, 2018	$137.1	$221.5	$29.0	$387.6	$48.0	$44.5	$18.7	$498.8

(1)
The decrease in freight revenue represents the impact from adoption of the new revenue standard on current year Feed Segment revenue as compared to the same period in fiscal 2017. See note 19 for impact on consolidated financial statements.

(2) The decrease in other rendering net sales is primarily a result of the Company's sale of a portion of its interest in a majority owned consolidated subsidiary operating in cattle hides as part of its European operations, which resulted in the foreign subsidiary being deconsolidated and accounted for using the equity method of accounting, effective January 2018.

Margins. In the Feed Ingredients segment for the three months ended June 30, 2018, the gross margin percentage increased to 25.7% as compared to 23.1% for the same period of fiscal 2017. The increase in fiscal 2018 is primarily due to the new revenue standard whereby the Company no longer includes billed freight in revenue, as it did in fiscal 2017.

Segment operating income. Feed Ingredients operating income for the three months ended June 30, 2018 was $37.3 million, a decrease of $2.4 million or (6.0)% as compared to the three months ended July 1, 2017. Segment operating income was down in the three months ended June 30, 2018 as compared to the same period in fiscal 2017 due to higher depreciation charges from increased capital expenditures while operations were essentially flat as compared to the same period in fiscal 2017.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended June 30, 2018, the raw material processed by the Company's Food Ingredients segment totaled 284,000 metric tons. As compared to the three months ended July 1, 2017, overall raw material volume processed in the Food Ingredients segment increased by approximately 2.9%.

Sales. Overall sales decreased in the Food Ingredients segment primarily due to the European export markets. In additions, sales were down due to the permanent shut down of the Hurlingham, Argentina gelatin plant; however, the Company expects to service the majority of the customers impacted by the closure of the Argentina gelatin plant from its other worldwide gelatin locations.

Margins. In the Food Ingredients segment for the three months ended June 30, 2018, the gross margin percentage decreased to 18.8% as compared to 20.1% during the comparable period of fiscal 2017. The decrease is primarily due to lower performance in the South America market from the Hurlingham, Argentina plant closure and decreased margins in the European gelatin markets due to lower sales volumes and normalization of casings sales margins.

Segment operating income. Food Ingredients operating loss was $5.7 million for the three months ended June 30, 2018, a decrease of $16.9 million or (150.9)% as compared to the three months ended July 1, 2017. This decrease was primarily due to the restructuring and impairment charges incurred as a result of the Hurlingham, Argentina gelatin plant shut down. This decrease more than offset improved results in China and North American gelatin markets. The Company's edible fat prices were lower as a result of competing fat markets as compared to the same period in fiscal 2017. The casings business delivered slightly lower earnings due to an increase of raw material prices as compared to the same period in fiscal 2017.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended June 30, 2018, the raw material processed by the Company's Fuel Ingredients segment totaled 269,000 metric tons. As compared to the three months ended July 1, 2017 overall raw material volume processed in the Fuel Ingredients segment decreased by approximately (5.7)%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher diesel fuel sales prices that more than offset lower sales volumes.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended June 30, 2018, the gross margin percentage increased to 19.3% as compared to 18.9% for the comparable period of fiscal 2017. The increase is primarily due to higher sales prices.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment operating income for the three months ended June 30, 2018 was $5.0 million, an increase of $2.9 million or 138.1% as compared to the same period in fiscal 2017. The increase in earnings is primarily due to overall higher sales prices and strong demand from biodiesel industries.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended June 30, 2018 was $20.1 million, as compared to segment income of $10.3 million in the same period of 2017. The increase of $9.8 million was primarily related to higher diesel fuel prices and higher margins from lower fat prices.

Foreign Currency

During the second quarter of fiscal 2018, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2017. Using actual results for the three months ended June 30, 2018 and using the prior year's average currency rate for the three months ended July 1, 2017, foreign currency translation would result in a decrease in operating income of approximately $3.8 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended July 1, 2017 of €1.00:USD$1.10 and CAD$1.00:USD$0.74 as compared to the average rate for the three months ended June 30, 2018 of €1.00:USD$1.20 and CAD$1.00:USD$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.3 million during the three months ended June 30, 2018, compared to $12.1 million during the three months ended July 1, 2017, an increase of $0.2 million. The increase was primarily due to higher performance based compensation as compared to the three months ended July 1, 2017.

Depreciation and Amortization.  Depreciation and amortization charges for the three months ended June 30, 2018 and July 1, 2017 were $2.7 million.

Interest Expense. Interest expense was $23.0 million during the three months ended June 30, 2018, compared to $22.4 million during the three months ended July 1, 2017, an increase of $0.6 million. The increase is primarily due to the change in foreign currency translation rates on the Company's former euro denominated 4.75% Senior Notes as compared to the prior year.

Debt Extinguishment costs. Debt extinguishment costs were $23.5 million during the three months ended June 30, 2018, compared to none in the three months ended July 1, 2017. The costs were due to tender and redemption premiums and the write-off of deferred loan costs on the 4.75% Senior Notes.

Foreign Currency Gains/(Losses).  Foreign currency losses were $3.5 million during the three months ended June 30, 2018, as compared to $2.1 million for the three months ended July 1, 2017. The increase in currency losses was primarily due to losses on non-designated foreign exchange hedge contracts as compared to the same period in fiscal 2017.

Loss on sale of Subsidiary.  Loss on sale of subsidiary represents the loss recorded on the sale of TRS during the three months ended June 30, 2018.

Other Income/Expense. Other income was $1.2 million in the three months ended June 30, 2018, compared to other expense of $3.8 million in the three months ended July 1, 2017.  This decrease in other expense was primarily due to a decrease in hedge ineffectiveness expense on the Company's cash flow hedges, a decrease in non-service cost component of pension expense and gains recorded from insurance proceeds on casualty losses.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the three months ended June 30, 2018. The net income for the three months ended June 30, 2018 was $15.2 million compared to $8.3 million for the three months ended July 1, 2017. The $6.9 million increase is primarily due to higher diesel fuel prices and higher margins from lower fat prices.

Income Taxes. The Company recorded income tax expense of $1.7 million for the three months ended June 30, 2018, compared to $7.7 million of income tax expense recorded in the three months ended July 1, 2017, a decrease of $6.0 million. The effective tax rate for the three months ended June 30, 2018 was (6.1)%. The effective tax rate for the three months ended June 30, 2018 differs from the statutory rate of 21% due primarily to the impact of certain losses, including the TRS sale and the shut-down of the Company's Hurlingham, Argentina gelatin plant, that provided no tax benefit and changes to provisional amounts recorded during the second quarter of 2018 for certain aspects of U.S. tax reform. The effective tax rate for the three months ended July 1, 2017 was 42.8%. The effective tax rate for the three months ended July 1, 2017 differed from the statutory rate of 35% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit, and discrete items. The Company's effective tax rate excluding the impact of certain losses, including the TRS sale and the shut-down of the Company's Hurlingham, Argentina plant, that provided no tax benefit and discrete items is 27.7% for the three months ended June 30, 2018, compared to 36.1% for the three months ended July 1, 2017, a decrease of 8.4% primarily due to the reduction in the

U.S. federal tax rate from 35% to 21%, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and Subpart F income.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 3.625% Notes that were outstanding at June 30, 2018.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Second Quarter 2018 As Compared to Second Quarter 2017

	Three Months Ended
(dollars in thousands)	June 30, 2018	July 1, 2017
Net income/(loss) attributable to Darling	$(30,420)	$9,149
Depreciation and amortization	78,454	72,990
Interest expense	23,016	22,446
Income tax expense/(benefit)	1,683	7,742
Restructuring and impairment charges	14,965	—
Foreign currency loss/(gain)	3,495	2,111
Other expense/(income), net	(1,199)	3,797
Debt extinguishment costs	23,509	—
Loss on sale of subsidiary	15,538	—
Equity in net (income)/loss of unconsolidated subsidiaries	(15,236)	(8,260)
Net income attributable to non-controlling interests	1,282	1,179
Adjusted EBITDA	$115,087	$111,154

Foreign currency exchange impact (1)	(3,764)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$111,323	$111,154

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$18,165	$12,406

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended June 30, 2018 of €1.00:USD$1.20 and CAD$1.00:USD$0.77 as compared to the average rate for the three months ended July 1, 2017 of €1.00:USD$1.10 and CAD$1.00:USD$0.74, respectively.

For the three months ended June 30, 2018, the Company generated Adjusted EBITDA of $115.1 million, as compared to $111.2 million in the same period in fiscal 2017. The increase was primarily attributable to higher currency exchange rates in fiscal 2018 as compared to the same period in fiscal 2017.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $111.3 million in the three months ended June 30, 2018, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $111.2 million in the same period in fiscal 2017.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 7 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Six Months Ended June 30, 2018 Compared to Six Months Ended July 1, 2017

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency

•	Corporate activities

•	Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first six months of fiscal 2018, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2018, compared to average Jacobsen and Reuters prices for the first six months of fiscal 2017 are as follows:

	Avg. Price First Six Months 2018	Avg. Price First Six Months 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 276.02/ton	$ 261.30/ton	$ 14.72/ton	5.6%
Feed Grade PM (Mid-South)	$ 267.86/ton	$ 286.16/ton	$ (18.30)/ton	(6.4)%
Pet Food PM (Mid-South)	$ 757.90/ton	$ 662.40/ton	$ 95.50/ton	14.4%
Feather meal (Mid-South)	$ 474.88/ton	$ 406.54/ton	$ 68.34/ton	16.8%
BFT (Chicago)	$ 25.93/cwt	$ 32.48/cwt	$ (6.55)/cwt	(20.2)%
YG (Illinois)	$ 20.15/cwt	$ 24.71/cwt	$ (4.56)/cwt	(18.5)%
Corn (Illinois)	$ 3.71/bushel	$ 3.71/bushel	$ 0.00/bushel	—%
Reuters:
Palm Oil (CIF Rotterdam)	$ 663.00/MT	$ 728.00/MT	$ (65.00)/MT	(8.9)%
Soy meal (CIF Rotterdam)	$ 430.00/MT	$ 354.00/MT	$ 76.00/MT	21.5%

Segment Results

Segment operating income for the six months ended June 30, 2018 was $53.4 million, which reflects a decrease of $17.3 million or (12.8)% as compared to the six months ended July 1, 2017.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 30, 2018
Net Sales	$984,621	$582,249	$155,150	$—	$1,722,020
Cost of sales and operating expenses	739,876	474,021	117,203	—	1,331,100
Gross Margin	244,745	108,228	37,947	—	390,920

Gross Margin %	24.9%	18.6%	24.5%	—%	22.7%

Selling, general and administrative expense	92,212	46,051	(1,234)	28,431	165,460
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	93,612	41,028	17,008	5,425	157,073
Segment operating income/(loss)	58,921	6,184	22,173	(33,856)	53,422

Equity in net income of unconsolidated subsidiaries	105	—	112,285	—	112,390
Segment income/(loss)	59,026	6,184	134,458	(33,856)	165,812

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 1, 2017
Net Sales	$1,101,743	$544,635	$127,062	$—	$1,773,440
Cost of sales and operating expenses	854,778	431,754	100,678	—	1,387,210
Gross Margin	246,965	112,881	26,384	—	386,230

Gross Margin %	22.4%	20.7%	20.8%	—%	21.8%

Selling, general and administrative expense	87,712	51,680	6,136	25,927	171,455
Depreciation and amortization	88,073	35,785	14,560	5,686	144,104
Segment operating income/(loss)	71,180	25,416	5,688	(31,613)	70,671

Equity in net income of unconsolidated subsidiaries	240	—	8,726	—	8,966
Segment income/(loss)	71,420	25,416	14,414	(31,613)	79,637

Feed Ingredients Segment

Raw material volume. Overall, in the six months ended June 30, 2018, the raw material processed by the Company's Feed Ingredients segment totaled 4.25 million metric tons. Compared to the six months ended July 1, 2017 overall raw material volume processed in the Feed Ingredients segment increased approximately 8.8%.

Sales. During the six months ended June 30, 2018 net sales for the Feed Ingredients segment were $984.6 million as compared to $1,101.7 million during the six months ended July 1, 2017, a decrease of approximately $117.1 million or (10.6)%. Net sales for fats were approximately $280.7 million and $318.2 million for the six months ended June 30, 2018 and July 1, 2017, respectively. Protein net sales were approximately $424.9 million and $394.0 million for the six months ended June 30, 2018 and July 1, 2017, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $60.3 million and $147.0 million for the six months ended June 30, 2018 and July 1, 2017, respectively. Total rendering net sales were approximately $765.9 million and $859.2 million for the six months ended June 30, 2018 and July 1, 2017, respectively. Used cooking oil net sales were approximately $84.7 million and $89.5 million for the six months ended June 30, 2018 and July 1, 2017, respectively. Bakery net sales were approximately $91.2 million and $107.7 million for the six months ended June 30, 2018 and July 1, 2017, respectively, and other sales, which includes trap services and industrial residual services net sales were approximately $42.8 million and $45.3 million for the six months ended June 30, 2018 and July 1, 2017, respectively.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales six months ended July 1, 2017	$318.2	$394.0	$147.0	$859.2	$89.5	$107.7	$45.3	$1,101.7
Increase/(decrease) in sales volumes	17.4	21.2	—	38.6	2.7	(8.7)	—	32.6
Increase/(decrease) in finished product prices	(43.6)	19.9	—	(23.7)	(2.2)	2.8	—	(23.1)
Increase/(decrease) due to currency exchange rates	6.8	16.7	0.8	24.3	0.1	—	—	24.4
Freight revenue (1)	(18.1)	(26.9)	(2.8)	(47.8)	(5.4)	(10.6)	—	(63.8)
Other change (2)	—	—	(84.7)	(84.7)	—	—	(2.5)	(87.2)
Total change	(37.5)	30.9	(86.7)	(93.3)	(4.8)	(16.5)	(2.5)	(117.1)
Net sales six months ended June 30, 2018	$280.7	$424.9	$60.3	$765.9	$84.7	$91.2	$42.8	$984.6

(1)
The decrease in freight revenue represents the impact from adoption of the new revenue standard on current year Feed Segment revenue as compared to the same period in fiscal 2017. See note 19 for impact on consolidated financial statements.

(2) The decrease in other rendering net sales is primarily a result of the Company's sale of a portion of its interest in a majority owned consolidated subsidiary operating in cattle hides as part of its European operations, which resulted in the foreign subsidiary being deconsolidated and accounted for using the equity method of accounting, effective January 2018.

Margins. In the Feed Ingredients segment for the six months ended June 30, 2018, the gross margin percentage increased to 24.9% as compared to 22.4% for the same period of fiscal 2017. The increase in fiscal 2018 is primarily due to the new revenue standard whereby the Company no longer includes billed freight in revenue, as it did in fiscal 2017.

Segment operating income. Feed Ingredients operating income for the six months ended June 30, 2018 was $58.9 million, a decrease of $12.3 million or (17.3)% as compared to the six months ended July 1, 2017. Segment operating income was down in the six months ended June 30, 2018 as compared to the same period in fiscal 2017 due to lower finished fat product prices and higher depreciation charges from increased capital expenditures that more than offset increased raw material volumes.

Food Ingredients Segment

Raw material volume. Overall, for the six months ended June 30, 2018, the raw material processed by the Company's Food Ingredients segment totaled 568,000 metric tons. As compared to the six months ended July 1, 2017, overall raw material volume processed in the Food Ingredients segment increased by approximately 6.3%.

Sales. Overall sales increased in the Food Ingredients segment as a result of currency exchange rates that more than offset lower sales due to the permanent shut down of the Company's Hurlingham, Argentina gelatin plant and more competitive European market.

Margins. In the Food Ingredients segment for the six months ended June 30, 2018, the gross margin percentage decreased to 18.6% as compared to 20.7% during the comparable period of fiscal 2017. The decrease is primarily resulting from lower performance from European gelatin due to lower sales volumes and pressure on margins from export sales, combined with an increase of raw material prices for casings and a decrease of edible fat prices.

Segment operating income. Food Ingredients operating income was $6.2 million for the six months ended June 30, 2018, a decrease of $19.2 million or (75.6)% as compared to the six months ended July 1, 2017. This decrease was primarily due to the restructuring and impairment charges incurred as a result of the Hurlingham, Argentina gelatin plant shut down and lower earnings in the European gelatin market. The Company's edible fat prices were lower as a result of competing fat markets as compared to the same period in fiscal 2017. The casings business delivered slightly lower earnings due to an increase of raw material prices as compared to the same period in fiscal 2017.

Fuel Ingredients Segment

Raw material volume. Overall, in the six months ended June 30, 2018, the raw material processed by the Company's Fuel Ingredients segment totaled 567,000 metric tons. As compared to the six months ended July 1, 2017, overall raw material volume processed in the Fuel Ingredients segment decreased by approximately (7.0)%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily in North America due to the reinstated fiscal 2017 blenders tax credits recorded in the first quarter of fiscal 2018 of approximately $12.6 million as compared to no blenders tax credits in the same period in fiscal 2017 and higher sales prices that more than offset lower sales volumes.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the six months ended June 30, 2018, the gross margin percentage increased to 24.5% as compared to 20.8% for the comparable period of fiscal 2017. The increase is primarily due to the reinstated fiscal 2017 blenders tax credits in North America recorded in the first quarter of fiscal 2018.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment income for the six months ended June 30, 2018 was $22.2 million, an increase of $16.5 million or 289.5% as compared to the same period in fiscal 2017. The increase in earnings is primarily due to the reinstated fiscal 2017 blenders tax credits in North America of approximately $12.6 million recorded in the first quarter of fiscal 2018 as compared to the lack of blenders tax credits in the same period of fiscal 2017 and higher overall higher sales prices and strong demand from biodiesel industries.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the six months ended June 30, 2018 was $134.5 million, as compared to segment income of $14.4 million in the same period of 2017. The increase of $120.1 million was primarily related to reinstated fiscal 2017 blenders tax credits recorded in the first quarter of fiscal 2018 as compared to the lack of blenders tax credits in the same period of fiscal 2017.

Foreign Currency

During the first six months of fiscal 2018, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2017. Using actual results for six months ended June 30, 2018 and using the prior year's average currency rate for the six months ended July 1, 2017, foreign currency translation would result in a decrease in operating income of approximately $11.9 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the six months ended July 1, 2017 of €1.00:USD$1.08 and CAD$1.00:USD$0.75 as compared to the average rate for the six months ended June 30, 2018 of €1.00:USD$1.22 and CAD$1.00:USD$0.78, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $28.4 million during the six months ended June 30, 2018, compared to $25.9 million during the six months ended July 1, 2017, an increase of $2.1 million. The increase was primarily due to higher performance based compensation as compared to the six months ended April 1, 2017.

Depreciation and Amortization.  Depreciation and amortization charges decreased slightly by $0.3 million to $5.4 million during the six months ended June 30, 2018, as compared to $5.7 million during the six months ended July 1, 2017.  The decrease is due to certain of the Company's corporate assets becoming fully depreciated in fiscal 2017.

Interest Expense. Interest expense was $46.1 million during the six months ended June 30, 2018, compared to $44.1 million during the six months ended July 1, 2017, an increase of $2.0 million. The increase is primarily due to the change in foreign currency translation rates on the Company's former euro denominated 4.75% Senior Notes as compared to the prior year.

Debt Extinguishment costs. Debt extinguishment costs were $23.5 million during the six months ended June 30, 2018, compared to none in the six months ended July 1, 2017. The costs were due to tender and redemption premiums and the write-off of deferred loan costs on the 4.75% Senior Notes.

Foreign Currency Gains/(Losses).  Foreign currency losses were $5.0 million during the six months ended June 30, 2018, as compared to $2.4 million for the six months ended July 1, 2017. The increase in currency losses was primarily due to losses on non-designated foreign exchange hedge contracts as compared to the same period in fiscal 2017.

Loss on sale of Subsidiary.  Loss of sale of subsidiary represents a loss recorded from the sale of TRS during the six months ended June 30, 2018.

Other Income/Expense. Other expense was $1.3 million in the six months ended June 30, 2018, compared to $5.9 million in the six months ended July 1, 2017.  This decrease was primarily due to a decrease in hedge ineffectiveness expense on the Company's cash flow hedges, a decrease in non-service cost component of pension expense and gains recorded from insurance proceeds on casualty losses.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the six months ended June 30, 2018. The net income for the six months ended June 30, 2018 was $112.4 million compared to $9.0 million for the six months ended July 1, 2017. The $103.4 million increase is primarily due to the reinstated fiscal 2017 blenders tax credits being recorded in the first quarter of fiscal 2018 by the DGD Joint Venture as compared to no blenders tax credits recorded at the DGD Joint Venture in the first six months of fiscal 2017.

Income Taxes. The Company recorded income tax expense of $5.4 million for the six months ended June 30, 2018, compared to $9.6 million of income tax expense recorded in the six months ended July 1, 2017, a decrease of $4.2 million. The effective tax rate for the six months ended June 30, 2018 was 7.3%. The effective tax rate for the six months ended June 30, 2018 differs from the statutory rate of 21% due primarily to the retroactive reenactment of the biofuel tax incentive for 2017 during the first quarter of 2018 offset by the impact of certain losses, including the TRS sale and shut-down of the Company's Hurlingham, Argentina gelatin plant, that provided no tax benefit. The effective tax rate for the six months ended July 1, 2017 was 35.0%. The effective tax rate for the six months ended July 1, 2017 is equal to the statutory rate of 35.% and includes the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit and discrete items including the favorable settlement of an audit. The Company's effective tax rate excluding the biofuel tax incentive, the impact of certain losses, including the TRS sale and the shut-down of the Company's Hurlingham, Argentina plant, that provided no tax benefit and other discrete items is 27.5% for the six months ended June 30, 2018, compared to 35.7% for the six months ended July 1, 2017, a decrease of 8.2% primarily due to the reduction in the U.S. federal tax rate from 35% to 21%, the relative mix of earnings among jurisdictions with the different tax rates (including foreign withholding taxes and state income taxes ) and Subpart F income.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended June 30, 2018 Compared to Three Months Ended July 1, 2017 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Six Months of Fiscal 2018 As Compared to First Six Months of Fiscal 2017

	Six Months Ended
(dollars in thousands)	June 30, 2018	July 1, 2017
Net income/(loss) attributable to Darling	$66,885	$14,978
Depreciation and amortization	157,073	144,104
Interest expense	46,140	44,126
Income tax expense/(benefit)	5,395	9,560
Restructuring and impairment charges	14,965	—
Foreign currency loss/(gain)	4,976	2,375
Other expense/(income), net	1,317	5,850
Debt extinguishment costs	23,509	—
Loss on sale of subsidiary	15,538	—
Equity in net (income)/loss of unconsolidated subsidiaries	(112,390)	(8,966)
Net income attributable to non-controlling interests	2,052	2,748
Adjusted EBITDA	$225,460	$214,775

Foreign currency exchange impact (1)	(11,899)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$213,561	$214,775

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$118,236	$17,443

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the six months ended June 30, 2018 of €1.00:USD$1.22 and CAD$1.00:USD$0.78 as compared to the average rate for the six months ended July 1, 2017 of €1.00:USD$1.08 and CAD$1.00:USD$0.75, respectively.

For the six months ended June 30, 2018, the Company generated Adjusted EBITDA of $225.5 million, as compared to $214.8 million in the same period in fiscal 2017. The increase was primarily attributable to higher currency exchange rates in fiscal 2018 as compared to the same period in fiscal 2017.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $213.6 million in the six months ended June 30, 2018, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $214.8 million in the same period in fiscal 2017.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 7 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at June 30, 2018. On June 30, 2018, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(5,603)
Carrying value of 5.375% Notes due 2022	$494,397

3.625 % Notes due 2026 - Denominated in euros	$600,001
Less unamortized deferred loan costs	(8,420)
Carrying value of 3.625% Notes due 2026	$591,581

Amended Credit Agreement:
Term Loan A	$88,210
Less unamortized deferred loan costs	(540)
Carrying value of Term Loan A	87,670

Term Loan B	$495,000
Less unamortized deferred loan costs	(9,700)
Carrying value of Term Loan B	$485,300

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	25,631
Letters of credit issued	23,954
Availability	$950,415

Other Debt	$10,710

During the first six months of fiscal 2018, the U.S. dollar strengthened as compared to the euro and the Canadian dollar. Using the euro and Canadian dollar based debt outstanding at June 30, 2018 and comparing the closing balance sheet rates at June 30, 2018 to those at December 30, 2017, the U.S. dollar debt balances of euro based debt decreased by approximately $17.9 million and Canadian based debt decreased by approximately $2.6 million, respectively, at June 30, 2018. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at June 30, 2018 of €1.00:USD$1.16505 and CAD$1.00:USD$0.754835 as compared to the closing balance sheet rate at December 30, 2017 of €1.00:USD$1.19875 and CAD$1.00:USD$0.797970, respectively.

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

•
As of June 30, 2018, the Company had unused capacity of $950.4 million under the revolving loan facility, taking into account that the Company had $25.6 million in outstanding borrowings and letters of credit issued of $24.0 million.

•
As of June 30, 2018, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$90.4 million and $156.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments which commenced on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021.

•
As of June 30, 2018, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $30.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

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

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes. The 5.375% Notes, which were offered in a private offering in connection with its acquisition of its Darling Ingredients International business, were issued pursuant to the Original 5.375% Indenture, (as supplemented, the “5.375% Indenture”), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee.

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018, among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to refinance all of the 4.75% Notes by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering. The refinancing of the 4.75% Notes was completed in the second quarter of 2018.

Other debt consists of Canadian and European capital lease obligations, note arrangements in Brazil and European and U.S. notes that are not part of the Company's Amended Credit Agreement, 5.375% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s June 30, 2018 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.375% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 5.375% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017 as filed with the SEC on February 27, 2018.

As of June 30, 2018, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On June 30, 2018, the Company had working capital of $435.5 million and its working capital ratio was 1.90 to 1 compared to working capital of $397.0 million and a working capital ratio of 1.71 to 1 on December 30, 2017.  As of June 30, 2018, the Company had unrestricted cash of $104.1 million and funds available under the revolving credit facility of $950.4 million, compared to unrestricted cash of $106.8 million and funds available under the revolving credit facility of $976.0 million at December 30, 2017. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $128.0 million for the first six months ended June 30, 2018, as compared to net cash provided by operating activities of $197.5 million for the first six months ended July 1, 2017, a decrease of $69.5 million due primarily to changes in operating assets and liabilities that includes a decrease in cash provided by accounts receivable of approximately $12.5 million, a decrease in income tax refundable/payable of approximately $18.3 million, a decrease in inventories and prepaid expenses of approximately $8.6 million and a decrease in accounts payable and accrued expenses of approximately $42.3 million, that more than offset an increase in other cash flows of approximately $20.0 million.  Cash used by investing activities was $110.7 million for the first six months ended June 30, 2018, compared to $140.2 million for the first six months ended July 1, 2017, a decrease in cash used by investing activities of $29.5 million, primarily due to cash proceeds from sale of investments in subsidiaries that more than offset an increase in cash paid for acquisitions and capital asset spending.  Net cash used by financing activities was $8.7 million for the first six months ended June 30, 2018, compared to net cash used by financing activities of $58.4 million for the first six months ended July 1, 2017, a decrease in net cash used by financing activities of $49.7 million, primarily due to less payments made for long-term debt in the first six months ended June 30, 2018 as compared to the first six months ended July 1, 2017.

Capital expenditures of $139.1 million were made during the first six months of fiscal 2018, compared to $127.8 million in the first six months of fiscal 2017, for a net increase of $11.3 million or 8.8%.  The Company expects to incur additional capital expenditures of approximately $194.0 million for the remainder of fiscal 2018 including new construction. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $12.9 million and $12.1 million during the first six months ended June 30, 2018 and July 1, 2017, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2018, the Company has accrued approximately $10.7 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at June 30, 2018.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.2 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.6 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended June 30, 2018 of approximately $0.4 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended June 30, 2018 of approximately $1.1 million.

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

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2018, unless extended by agreement of the parties. As of June 30, 2018, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partners, evaluates its capital structure from time to time, including opportunities to refinance the joint venture.

Future dividend distributions from the DGD Joint Venture to the joint venture partners are expected to be made based on the DGD Joint Venture's available cash and capital needs. During the six months ended June 30, 2018, the DGD Joint Venture made dividend distributions to each partner in the amount of $25.0 million.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of June 30, 2018, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $361.2 million included on the consolidated balance sheet.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons. Final engineering and cost analysis for the project were completed during the third quarter of fiscal 2016. The estimated construction costs for the project are $210 million, which has been fully funded by DGD Joint Venture cash flow. The project is nearing completion and start-up is scheduled in August, after which the DGD Joint Venture expects to operate at full capacity throughout the remainder of the year. The planned expansion will also include expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. In November 2017, the Company announced that the DGD Joint Venture was initiating an engineering and construction cost review to analyze an additional expansion of the DGD Facility’s annual production capacity to 550 million gallons. The DGD Joint Venture is currently exploring whether to increase the size of the expansion from the previous announced 275 million gallons to 330 - 420 million gallons. A final decision on the project is expected later in 2018 and will be dependent on further engineering and cost estimates, as well as the status of government regulations.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first six months of fiscal 2018, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2018 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24 month period; however, the Board has subsequently extended the program for an additional 24 month period and reset the amount of the program to $100.0 million. Accordingly, repurchases may occur through August 13, 2019, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and, as of the date of this report, has $100.0 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $51.9 million of commodity products consisting of approximately $32.3 million of finished products, approximately $14.2 million of natural gas and diesel fuel and approximately $5.4 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 30, 2018.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2018, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $43.7 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at June 30, 2018.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at June 30, 2018 (in thousands):

Other commercial commitments:
Standby letters of credit	$23,954
Foreign bank guarantees	18,688
Total other commercial commitments:	$42,642

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 27, 2018.

Based on the Company’s annual impairment testing at October 28, 2017, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 28, 2017, the fair value of six of the Company's nine reporting units was less than 30% in excess of its carrying value. There were no reporting units with a carrying value less than 10% of the estimated fair value.  The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these six reporting units was approximately $705.6 million.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. As of June 30, 2018, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. However, in January 2018, the FASB has proposed a change that if approved will allow entities to elect a simplified transition approach whereby they would apply the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company has begun the implementation of a new software to manage its leases and is in the process of identification and entry of leases into the new software. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets and disclosures, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements of operations or cash flows.

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED or BSE or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully, including the Company's ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At June 30, 2018, the Company had corn option contracts and soybean meal option contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first six months of fiscal 2018, the Company entered into soybean meal option contracts that are considered cash flow hedges. Under the terms of the soybean meal option contracts, the Company hedged a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2018. As of June 30, 2018, the aggregate fair value of these soybean meal option contracts was approximately $0.7 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2017 and the first six months of fiscal 2018, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of June 30, 2018, the aggregate fair value of these corn option contracts was less than approximately $1.4 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of June 30, 2018, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency. All of these transactions are currently not designated for hedge accounting (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	32,387	Euro	7,490	3.97 - 4.57	$8,408
Brazilian real	80,599	U.S. dollar	22,460	3.22 - 3.99	22,460
Euro	90,399	U.S. dollar	107,009	1.16 - 1.25	107,009
Euro	14,184	Polish zloty	61,280	4.28 - 4.35	16,525
Euro	7,153	Japanese yen	926,570	127.52 - 135.68	8,333
Euro	85,702	Chinese renminbi	650,727	7.54 - 7.71	99,847
Euro	12,592	Australian dollar	19,350	1.54	14,670
Euro	4,827	British pound	4,262	0.88 - 0.89	5,624
Polish zloty	24,712	Euro	5,685	4.35	6,601
British pound	88	Euro	100	0.88	116
British pound	139	U.S. dollar	105	0.75	105
Japanese yen	254,613	U.S. dollar	2,322	103.66 - 112.34	2,322
					$292,020

The above foreign currency contracts mature within one year and include hedges on approximately $65.0 million of intercompany notes. The above foreign currency contracts had an aggregate fair value of approximately $0.2 million and are included in other current assets and accrued expenses at June 30, 2018.

Additionally, the Company had corn options contracts and forward contracts that are marked to market because they did not qualify for hedge accounting at June 30, 2018. These contracts have an aggregate fair value of less than $0.2 million and are included in other current assets and accrued expenses at June 30, 2018.

As of June 30, 2018, the Company had forward purchase agreements in place for purchases of approximately $14.2 million of natural gas and diesel fuel and approximately $5.4 million of other commitments in fiscal 2018. As of June 30, 2018, the Company had forward purchase agreements in place for purchases of approximately $32.3 million of finished product in fiscal 2018.

Foreign Exchange

The Company now has significant international operations and is subject to certain opportunities and risks, including currency fluctuations. As a result, the Company is affected by changes in foreign currency exchange rates, particularly with respect to the euro, British pound, Canadian dollar, Australian dollar, Chinese renminbi, Brazilian real, Japanese yen.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 on pages 23 through 24 of this Form 10-Q and is incorporated herein by reference.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2018 and December 30, 2017; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and July 1, 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and July 1, 2017; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and July 1, 2017; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 8, 2018	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)