Form 10-Q
period 2018-09-29
DARLING INGREDIENTS INC.
filed 2018-11-06
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
OR

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    X         No ____

    Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).        Yes    X        No ___

 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 164,657,928 shares of common stock, $0.01 par value, outstanding at November 1, 2018.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2018

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 29, 2018 and December 30, 2017
(in thousands, except share data)

	September 29, 2018	December 30, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$81,470	$106,774
Restricted cash	103	142
Accounts receivable, net	363,312	391,847
Inventories	361,679	358,183
Prepaid expenses	43,305	38,326
Income taxes refundable	8,356	4,509
Other current assets	20,253	56,664
Total current assets	878,478	956,445
Property, plant and equipment, less accumulated depreciation of $1,196,680 at September 29, 2018 and $1,075,448 at December 30, 2017	1,631,036	1,645,822
Intangible assets, less accumulated amortization of $408,307 at September 29, 2018 and $383,836 at December 30, 2017	593,234	676,500
Goodwill	1,233,545	1,301,093
Investment in unconsolidated subsidiaries	398,794	302,038
Other assets	54,574	62,284
Deferred income taxes	15,550	14,043
	$4,805,211	$4,958,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,100	$16,143
Accounts payable, principally trade	177,769	217,417
Income taxes payable	5,906	12,300
Accrued expenses	291,056	313,623
Total current liabilities	485,831	559,483
Long-term debt, net of current portion	1,668,129	1,698,050
Other non-current liabilities	101,878	106,287
Deferred income taxes	234,070	266,708
Total liabilities	2,489,908	2,630,528
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 168,092,637 and 167,892,500 shares issued at September 29, 2018 and at December 30, 2017, respectively	1,681	1,679
Additional paid-in capital	1,530,924	1,515,614
Treasury stock, at cost; 3,434,709 and 3,239,063 shares at September 29, 2018 and at December 30, 2017, respectively	(47,696)	(44,063)
Accumulated other comprehensive loss	(277,324)	(209,524)
Retained earnings	1,046,857	981,227
Total Darling's stockholders’ equity	2,254,442	2,244,933
Noncontrolling interests	60,861	82,764
Total stockholders' equity	$2,315,303	$2,327,697
	$4,805,211	$4,958,225

 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 29, 2018 and September 30, 2017
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$812,576	$936,262	$2,534,596	$2,709,702
Costs and expenses:
Cost of sales and operating expenses	648,101	742,511	1,979,201	2,129,721
Selling, general and administrative expenses	67,447	82,153	232,907	253,608
Restructuring and impairment charges	—	—	14,965	—
Depreciation and amortization	78,842	77,202	235,915	221,306
Total costs and expenses	794,390	901,866	2,462,988	2,604,635
Operating income	18,186	34,396	71,608	105,067

Other expense:
Interest expense	(20,080)	(22,531)	(66,220)	(66,657)
Debt extinguishment costs	—	—	(23,509)	—
Foreign currency loss	(2,106)	(2,055)	(7,082)	(4,430)
Gain/(loss) on disposal of subsidiaries	3,038	—	(12,500)	—
Other expense, net	(2,786)	(2,533)	(4,103)	(8,383)
Total other expense	(21,934)	(27,119)	(113,414)	(79,470)

Equity in net income/(loss) of unconsolidated subsidiaries	(2,792)	7,703	109,598	16,669
Income/(loss) before income taxes	(6,540)	14,980	67,792	42,266

Income tax expense/(benefit)	(1,403)	6,296	3,992	15,856

Net income/(loss)	(5,137)	8,684	63,800	26,410

Net income attributable to noncontrolling interests	(900)	(923)	(2,952)	(3,671)

Net income/(loss) attributable to Darling	$(6,037)	$7,761	$60,848	$22,739

Basic income/(loss) per share	$(0.04)	$0.05	$0.37	$0.14
Diluted income/(loss) per share	$(0.04)	$0.05	$0.37	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months ended September 29, 2018 and September 30, 2017
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income/(loss)	$(5,137)	$8,684	$63,800	$26,410
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(5,584)	46,211	(65,126)	111,002
Pension adjustments	668	759	2,001	2,278
Natural gas swap derivative adjustments	—	22	22	22
Soybean meal derivative adjustments	3	—	3	—
Corn option derivative adjustments	(40)	850	(1,198)	(1,121)
Foreign exchange derivative adjustments	309	—	309	—
Total other comprehensive income/(loss), net of tax	(4,644)	47,842	(63,989)	112,181
Total comprehensive income/(loss)	$(9,781)	$56,526	$(189)	$138,591
Comprehensive income/(loss) attributable to noncontrolling interests	(538)	109	1,981	(62)
Comprehensive income/(loss) attributable to Darling	$(9,243)	$56,417	$(2,170)	$138,653

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 29, 2018 and September 30, 2017
(in thousands)
(unaudited)

	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net Income	$63,800	$26,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,915	221,306
Loss/ (gain) on disposal of property, plant, equipment and other assets	472	(537)
Loss on disposal of subsidiaries	12,500	—
Asset impairment	2,907	—
Gain on insurance proceeds from insurance settlements	(1,253)	—
Deferred taxes	(15,708)	(14,242)
Increase/ (decrease) in long-term pension liability	(375)	1,574
Stock-based compensation expense	13,606	14,710
Write-off deferred loan costs	8,163	443
Deferred loan cost amortization	6,265	6,581
Equity in net income of unconsolidated subsidiaries	(109,598)	(16,669)
Distributions of earnings from unconsolidated subsidiaries	27,418	26,600
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,657	(5,311)
Income taxes refundable/payable	(9,838)	18,332
Inventories and prepaid expenses	(25,960)	(31,058)
Accounts payable and accrued expenses	(23,004)	39,937
Other	4,731	(19,305)
Net cash provided by operating activities	199,698	268,771
Cash flows from investing activities:
Capital expenditures	(213,726)	(196,446)
Acquisitions, net of cash acquired	(51,301)	(12,144)
Investment in unconsolidated subsidiary	(10,000)	(4,750)
Proceeds from sale of investment in subsidiaries	82,805	—
Gross proceeds from disposal of property, plant and equipment and other assets	3,361	4,953
Proceeds from insurance settlement	1,253	3,301
Payments related to routes and other intangibles	(1,253)	(5,635)
Net cash used by investing activities	(188,861)	(210,721)
Cash flows from financing activities:
Proceeds from long-term debt	623,698	24,069
Payments on long-term debt	(661,268)	(94,250)
Borrowings from revolving credit facility	386,436	142,000
Payments on revolving credit facility	(362,463)	(147,327)
Net cash overdraft financing	3,361	2,590
Deferred loan costs	(9,668)	(1,177)
Issuance of common stock	182	22
Minimum withholding taxes paid on stock awards	(2,215)	(2,140)
Acquisition of noncontrolling interest	—	(429)
Distributions to noncontrolling interests	(8,005)	(2,513)
Net cash used by financing activities	(29,942)	(79,155)
Effect of exchange rate changes on cash	(6,238)	16,676
Net decrease in cash, cash equivalents and restricted cash	(25,343)	(4,429)
Cash, cash equivalents and restricted cash at beginning of period	106,916	114,857
Cash, cash equivalents and restricted cash at end of period	$81,573	$110,428
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(5,295)	$(3,532)
Cash paid during the period for:
Interest, net of capitalized interest	$58,731	$58,219
Income taxes, net of refunds	$28,682	$13,719
Non-cash financing activities
Debt issued for assets	$24	$3

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 29, 2018
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and nine month periods ended September 29, 2018 and September 30, 2017, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2017.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of September 29, 2018, and include the 13 and 39 weeks ended September 29, 2018, and the 13 and 39 weeks ended September 30, 2017.

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

	September 29, 2018	December 30, 2017
Cash and cash equivalents	$81,470	$106,774
Restricted cash	103	142
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flow	$81,573	$106,916

(d)	Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, and aging of trade accounts receivable, among other factors.  If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required. The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the three and nine months ended September 29, 2018, the Company sold approximately $32.3 million and $82.9 million of its trade receivables and incurred approximately $0.2 million and $0.4 million in fees, which are recorded as interest expense, respectively. For the three and nine months ended September 30, 2017, no receivables were factored.

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

(f)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $64.2 million for the nine months ended September 29, 2018 and net foreign currency translation gains of approximately $114.7 million for the nine months ended September 30, 2017, respectively.

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

	Net Income/(loss) per Common Share (in thousands, except per share data)
	Three Months Ended
		September 29, 2018			September 30, 2017
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income/(loss) attributable to Darling	$(6,037)	164,656	$(0.04)	$7,761	164,735	$0.05
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		—			4,759
Less: Pro forma treasury shares		—			(2,313)
Diluted:
Net income/(loss) attributable to Darling	$(6,037)	164,656	$(0.04)	$7,761	167,181	$0.05

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		September 29, 2018			September 30, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$60,848	164,784	$0.37	$22,739	164,734	$0.14
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		1,690			3,645
Less: Pro forma treasury shares		(700)			(1,751)
Diluted:
Net income attributable to Darling	$60,848	165,774	$0.37	$22,739	166,628	$0.14

For the three months ended September 29, 2018 and September 30, 2017, respectively, 3,774,610 and 212,525 outstanding stock options were excluded from diluted income/(loss) per common share as the effect was antidilutive. For the three months ended September 29, 2018 and September 30, 2017, respectively, 2,258,646 and 437,897 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

For the nine months ended September 29, 2018 and September 30, 2017, respectively, 2,773,030 and 723,052 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended September 29, 2018 and September 30, 2017, respectively, 1,448,719 and 650,758 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)	Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “DGD Facility”), which as a result of the recent expanded capacity is now capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013.

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	September 30, 2018	December 31, 2017
Assets:
Total current assets	$178,875	$202,778
Property, plant and equipment, net	567,092	435,328
Other assets	26,949	4,655
Total assets	$772,916	$642,761
Liabilities and members' equity:
Total current portion of long term debt	$182	$17,023
Total other current liabilities	46,502	40,705
Total long term debt	8,535	36,730
Total other long term liabilities	533	450
Total members' equity	717,164	547,853
Total liabilities and members' equity	$772,916	$642,761

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
Operating revenues	$104,811	$175,585	$407,121	$451,768
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	103,794	154,446	169,632	395,743
Depreciation, amortization and accretion expense	6,516	6,733	18,890	22,867
Total costs and expenses	110,310	161,179	188,522	418,610
Operating income	(5,499)	14,406	218,599	33,158
Other income	556	408	1,348	959
Interest and debt expense, net	(318)	(455)	(637)	(2,306)
Net income	$(5,261)	$14,359	$219,310	$31,811

As of September 29, 2018 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $358.6 million on the consolidated balance sheet. The Company has recorded an equity net loss of approximately $2.6 million for the three months ended September 29, 2018 and an equity net gain of approximately $7.2 million for the three months ended September 30, 2017. The Company has recorded an equity net gain of approximately $109.7 million and $15.9 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. In February 2018, the blender tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. Fiscal 2017 results do not include any blenders tax credits, while in the first nine months of fiscal 2018, the DGD Joint Venture recorded approximately $160.4 million for the 2017 reinstated blenders tax credits. The DGD Joint Venture recorded the blenders tax credits in the first quarter of fiscal 2018 as a reduction of total costs and expenses in the above table. The biodiesel blenders tax credit have not been reinstated for fiscal 2018. In the second quarter of fiscal 2018, the Company received a dividend distribution of $25.0 million from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)	Acquisitions and Dispositions

In September 2018, the Company liquidated a consolidated joint venture that was part of the Company's international operations. The transaction resulted in the Company recording a gain of approximately $3.0 million.

In May 2018, the Company acquired substantially all of the assets of Kruger Commodities, Inc. (the “Kruger Acquisition”) including protein conversion facilities in Hamilton, MI and Tama, IA, along with a protein blending operation and used cooking oil collection business in Omaha, NE. The Company paid approximately $51.3 million in cash for assets and assumed liabilities consisting of property, plant and equipment of approximately $15.2 million, intangible assets of approximately $15.9 million, consisting of routes, permits and non-compete agreements, goodwill of approximately $19.6 million, and other of approximately $0.6 million. The purchase price allocation was finalized in the third quarter of fiscal 2018 and the Company does not expect any further working capital adjustments. The identifiable intangible assets have a weighted average life of 15 years.

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

In October 2018, the Company acquired substantially all of the assets of Triple - T Foods - Arkansas, Inc. including a wet pet food ingredient operation in Springdale, Arkansas and a cold storage operation in Rogers, Arkansas for approximately $50.0 million.

(5)	Inventories

A summary of inventories follows (in thousands):

	September 29, 2018	December 30, 2017
Finished product	$184,989	$171,277
Work in process	88,073	101,540
Raw material	36,050	33,173
Supplies and other	52,567	52,193
	$361,679	$358,183

(6)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	September 29, 2018	December 30, 2017
Indefinite Lived Intangible Assets
Trade names	$53,742	$54,682
	53,742	54,682
Finite Lived Intangible Assets:
Routes	368,327	397,808
Permits	488,808	512,659
Non-compete agreements	3,796	3,963
Trade names	72,881	76,558
Royalty, consulting, land use rights and leasehold	13,987	14,666
	947,799	1,005,654
Accumulated Amortization:
Routes	(139,846)	(136,592)
Permits	(230,284)	(211,264)
Non-compete agreements	(2,431)	(2,387)
Trade names	(31,915)	(30,235)
Royalty, consulting, land use rights and leasehold	(3,831)	(3,358)
	(408,307)	(383,836)
Total Intangible assets, less accumulated amortization	$593,234	$676,500

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2018 as a result of approximately $5.5 million of asset retirements, $44.6 million from the TRS sale and increased approximately $15.9 million from the Kruger Acquisition. Amortization expense for the three and nine months ended September 29, 2018 and September 30, 2017, was approximately $18.3 million, $20.0 million and $56.7 million and $58.4 million, respectively.

(7)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 30, 2017
Goodwill	$848,167	$344,471	$124,369	$1,317,007
Accumulated impairment losses	(15,914)	—	—	(15,914)
	832,253	344,471	124,369	1,301,093
Goodwill acquired during year	19,629	—	—	19,629
Goodwill disposed of during year	(61,088)	(371)	—	(61,459)
Goodwill impaired during year	—	(461)	—	(461)
Foreign currency translation	(13,185)	(7,786)	(4,286)	(25,257)
Balance at September 29, 2018
Goodwill	793,523	336,314	120,083	1,249,920
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	$777,609	$335,853	$120,083	$1,233,545

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 29, 2018	December 30, 2017
Compensation and benefits	$89,916	$102,474
Accrued income, ad valorem, and franchise taxes	31,706	30,546
Accrued operating expenses	61,816	61,230
Other accrued expense	107,618	119,373
	$291,056	$313,623

(9)	Debt

Debt consists of the following (in thousands):

	September 29, 2018	December 30, 2017
Amended Credit Agreement:
Revolving Credit Facility	$23,000	$—
Term Loan A ($35.8 million and $53.1 million denominated in CAD at September 29, 2018 and December 30, 2017, respectively)	79,033	96,365
Less unamortized deferred loan costs	(447)	(671)
Carrying value Term Loan A	78,586	95,694

Term Loan B	495,000	505,000
Less unamortized deferred loan costs	(9,364)	(10,578)
Carrying value Term Loan B	485,636	494,422

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(5,240)	(6,638)
Carrying value 5.375% Senior Notes due 2022	494,760	493,362

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	—	617,356
Less unamortized deferred loan costs - Denominated in euro	—	(8,675)
Carrying value 4.75% Senior Notes due 2022	—	608,681

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	596,499	—
Less unamortized deferred loan costs - Denominated in euro	(8,486)	—
Carrying value 3.625% Senior Notes due 2026	588,013	—

Other Notes and Obligations	9,234	22,034
	1,679,229	1,714,193
Less Current Maturities	11,100	16,143
	$1,668,129	$1,698,050

As of September 29, 2018, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$46.6 million. See below for discussion relating to the Company's debt agreements. In addition, as of September 29, 2018, the Company had capital lease obligations denominated in Canadian dollars included in debt. The current and long-term capital lease obligation was approximately CAD$0.3 million and CAD$0.2 million, respectively.

As of September 29, 2018, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at September 29, 2018, the Company had capital lease obligations denominated in euros included in debt. The current and long-term capital lease obligation was approximately €0.1 million and less than €0.1 million, respectively.

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

The Company's Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $1.88 billion comprised of (i) the Company's $350.0 million term loan A facility, (ii) the Company's $525.0 million term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (approximately $150.0 million of which is available for a letter of credit sub-facility and $50.0 million of which is available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $948.3 million of the revolving loan facility is available to be borrowed by (x) Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, (y) Darling Canada in Canadian dollars and (z) Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”) and Darling Ingredients Germany Holding GmbH in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender. The revolving loan facility and term loan A facility will mature on December 16, 2021. The revolving loan facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

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

As of September 29, 2018, the Company had $43.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.00% per annum for a total of 4.25% per annum, $18.0 million outstanding under the revolver at LIBOR plus a margin of 2.00% for a total of 4.16% per annum and $5.0 million outstanding under the revolver at base rate plus a margin of 1.00% per annum for a total of 6.25% per annum. The Company had $495.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 4.25% per annum. The Company had CAD$46.6 million outstanding under the term loan A facility at CDOR plus a margin of 2.00% per annum for a total of 3.9159%. As of September 29, 2018, the Company had unused capacity of $953.9 million under the Amended Credit Agreement taking into account amounts borrowed and letters of credit issued of $23.1 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $18.0 million at September 29, 2018.

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

The 3.625% Notes will mature on May 15, 2026. The issuer will pay interest on the 3.625% Notes on May 15 and November 15 of each year, commencing on November 15, 2018. Interest on the 3.625% Notes accrues from May 2, 2018 at a rate of 3.625% per annum and is payable in cash. The 3.625% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that guarantee the Senior Secured Credit Facilities. In addition, the Company capitalized $8.8 million of deferred loan costs for the issuance of the 3.625% Notes in the second quarter of 2018.

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

As of September 29, 2018, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture.

(10)	Income Taxes

The Company has provided income taxes for the three and nine month periods ended September 29, 2018 and September 30, 2017, based on its estimate of the effective tax rate for the entire 2018 and 2017 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of September 29, 2018, the Company had $2.1 million of gross unrecognized tax benefits and $1.1 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $1.8 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company revised its 2017 provisional estimates under SAB No. 118 and recorded a provisional tax benefit of $1.6 million during the three months ended June 30, 2018 and an additional provisional tax benefit of $0.1 million during the three months ended September 29, 2018 due to additional guidance by the Internal Revenue Service (IRS) and the continued refinement of the Company's mandatory repatriation including refinements of earnings and profits calculations and the impact of the Company's deferred taxes. While the Company does not anticipate any remaining adjustments related to the Act, the measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the Act. Any subsequent adjustment to the amounts will be recorded to deferred tax expense in the fourth quarter of 2018 when the full analysis is complete.

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

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income/(loss) and its components.  Other comprehensive income/(loss) is derived from adjustments that reflect pension adjustments, natural gas swap adjustments, corn option adjustments, foreign exchange forward adjustments and foreign currency translation adjustments. In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU amends Topic 220, Income Statement - Reporting Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for fiscal years beginning after December 15, 2018; however, the Company elected to early adopt ASU No. 2018-02 during the quarter ended March 31, 2018. The adoption resulted in a $4.8 million reclassification from accumulated other comprehensive loss to retained earnings resulting from the Tax Cuts and Jobs Act.

The components of other comprehensive income (loss) and the related tax impacts for the three and nine months ended September 29, 2018 and September 30, 2017 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$9	$9	$(3)	$(3)	$6	$6
Amortization of actuarial loss	888	1,204	(226)	(451)	662	753
Total defined benefit pension plans	897	1,213	(229)	(454)	668	759
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	—	—	—	—	—
Gain/(loss) activity recognized in other comprehensive income/(loss)	—	36	—	(14)	—	22
Total natural gas swap derivatives	—	36	—	(14)	—	22
Soybean meal option derivatives
Loss/(gain) reclassified to net income	(4)	—	1	—	(3)	—
Gain/(loss) activity recognized in other comprehensive income/(loss)	8	—	(2)	—	6	—
Total soybean meal option derivatives	4	—	(1)	—	3	—
Corn option derivatives
Loss/(gain) reclassified to net income	(563)	(1,352)	147	525	(416)	(827)
Gain/(loss) activity recognized in other comprehensive income/(loss)	507	2,740	(131)	(1,063)	376	1,677
Total corn option derivatives	(56)	1,388	16	(538)	(40)	850
Foreign exchange derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	468	—	(159)	—	309	—
Total foreign exchange derivatives	468	—	(159)	—	309	—

Foreign currency translation	(5,749)	46,211	165	—	(5,584)	46,211

Other comprehensive income/(loss)	$(4,436)	$48,848	$(208)	$(1,006)	$(4,644)	$47,842

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$26	$27	$(7)	$(8)	$19	$19
Amortization of actuarial loss	2,664	3,610	(682)	(1,351)	1,982	2,259
Total defined benefit pension plans	2,690	3,637	(689)	(1,359)	2,001	2,278
Natural gas swap derivatives
Loss/(gain) reclassified to net income	14	—	(3)	—	11	—
Gain/(loss) activity recognized in other comprehensive income/(loss)	15	36	(4)	(14)	11	22
Total natural gas swap derivatives	29	36	(7)	(14)	22	22
Soybean meal option derivatives
Loss/(gain) reclassified to net income	(4)	—	1	—	(3)	—
Gain/(loss) activity recognized in other comprehensive income/(loss)	8	—	(2)	—	6	—
Total soybean meal option derivatives	4	—	(1)	—	3	—
Corn option derivatives
Loss/(gain) reclassified to net income	(1,554)	(3,750)	404	1,455	(1,150)	(2,295)
Gain/(loss) activity recognized in other comprehensive income/(loss)	(65)	1,918	17	(744)	(48)	1,174
Total corn option derivatives	(1,619)	(1,832)	421	711	(1,198)	(1,121)
Foreign exchange derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	468	—	(159)	—	309	—
Total foreign exchange derivatives	468	—	(159)	—	309	—

Foreign currency translation	(66,407)	111,002	1,281	—	(65,126)	111,002

Other comprehensive income/(loss)	$(64,835)	$112,843	$846	$(662)	$(63,989)	$112,181

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and nine months ended September 29, 2018 and September 30, 2017 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	Statement of Operations Classification
Derivative instruments
Soybean meal derivatives	$4	$—	$4	$—	Net sales
Natural gas swap derivatives	—	—	(14)	—	Cost of sales and operating expenses
Corn option derivatives	563	1,352	1,554	3,750	Cost of sales and operating expenses
	567	1,352	1,544	3,750	Total before tax
	(148)	(525)	(402)	(1,455)	Income taxes
	419	827	1,142	2,295	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(9)	$(9)	$(26)	$(27)	(a)
Amortization of actuarial loss	(888)	(1,204)	(2,664)	(3,610)	(a)
	(897)	(1,213)	(2,690)	(3,637)	Total before tax
	229	454	689	1,359	Income taxes
	(668)	(759)	(2,001)	(2,278)	Net of tax
Total reclassifications	$(249)	$68	$(859)	$17	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 13 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of September 29, 2018 as follows (in thousands):

	Nine Months Ended September 29, 2018
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) December 30, 2017, attributable to Darling, net of tax	$(183,161)	$1,372	$(27,735)	$(209,524)
Other comprehensive gain/(loss) before reclassifications	(65,126)	278	—	(64,848)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(1,142)	2,001	859
Reclassification of tax effect (a)	—	291	(5,073)	(4,782)
Net current-period other comprehensive income/(loss)	(65,126)	(573)	(3,072)	(68,771)
Noncontrolling interest	(971)	—	—	(971)
Accumulated Other Comprehensive Income/(loss) September 29, 2018, attributable to Darling, net of tax	(247,316)	$799	$(30,807)	$(277,324)

(a)	Stranded tax effects reclassified from accumulated other comprehensive income (loss) to retained earnings from the adoption of ASU 2018-02.

(12)    Stockholders' Equity

Fiscal 2018 Long-Term Incentive Opportunity Awards (2018 LTIP). On January 29, 2018, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2018 LTIP pursuant to which they awarded certain of the Company's key employees, 637,115 stock options and 295,514 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The stock options vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on capital employed (“ROCE”), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2021, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase depending on the Company's ROCE relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies.

On August 7, 2017, the Company's Board of Directors, approved the extension for an additional two years of its previously announced share repurchase program of up to an aggregate of $100.0 million of the Company's common stock depending on market conditions. As of September 29, 2018, the Company has approximately $100.0 million remaining under the share repurchase program approved in August 2017. On November 6, 2018, the Board approved an increase in the share repurchase program from $100.0 million to $200.0 million and extended the term of the program for an additional year to August 13, 2020.

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

Net pension cost for the three and nine months ended September 29, 2018 and September 30, 2017 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$762	$759	$2,340	$2,244
Interest cost	1,603	1,672	4,844	5,020
Expected return on plan assets	(2,053)	(1,799)	(6,176)	(5,377)
Amortization of prior service cost	9	9	26	27
Amortization of net loss	888	1,204	2,664	3,610
Net pension cost	$1,209	$1,845	$3,698	$5,524

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at September 29, 2018, the Company expects to contribute approximately $4.8 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 29, 2018 and September 30, 2017 of approximately $2.8 million and $2.6 million, respectively.

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

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of September 29, 2018, the Company has an aggregate accrued liability of approximately $1.7 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(14)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At September 29, 2018, the Company had corn option contracts, soybean meal option contracts and foreign exchange forward contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In the first nine months of fiscal 2018, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted peptan sales in currencies other than the functional currency through the fourth quarter of fiscal 2019. As of September 29, 2018, the contract positions and activity are not significant to the Company. At September 29, 2018 and December 30, 2017, the aggregate fair value of these foreign exchange contracts was approximately $0.5 million and zero, respectively. The September 29, 2018 amounts are included in other current assets and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss for the effective portion.

In the first nine months of fiscal 2018, the Company entered into soybean meal option contracts that are considered cash flow hedges. Under the terms of the soybean meal option contracts, the Company hedged a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2018. As of September 29, 2018, some of the contracts have been settled while the remaining contract positions and activity are not significant to the Company. At September 29, 2018 and December 30, 2017, the aggregate fair value of these soybean meal option contracts was approximately $0.4 million and zero, respectively. The September 29, 2018 amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss for the effective portion.

In fiscal 2017 and the first nine months of fiscal 2018, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of September 29, 2018, some of the contracts have been settled while the remaining contract positions and activity are not significant to the Company. At September 29, 2018 and December 30, 2017, the aggregate fair value of these corn option contracts was approximately $0.7 million and $3.4 million, respectively. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss for the effective portion. From time to time, the Company may enter into corn option contracts in the future.

As of September 29, 2018, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	59,258	Euro	12,536
Brazilian real	242,809	U.S. dollar	58,903
Euro	109,577	U.S. dollar	129,276
Euro	19,425	Polish zloty	83,780
Euro	5,592	Japanese yen	734,893
Euro	34,973	Chinese renminbi	284,178
Euro	12,284	Australian dollar	19,850
Euro	3,191	British pound	2,833
Polish zloty	21,742	Euro	5,046
British pound	161	Euro	179
British pound	106	U.S. dollar	81
Japanese yen	184,030	U.S. dollar	1,674
U.S. dollar	692	Japanese yen	78,000

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at September 29, 2018 into earnings over the next 12 months will be approximately $1.1 million. As of September 29, 2018, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and nine months ended September 29, 2018 and September 30, 2017 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Foreign exchange	Foreign currency loss/(gain)	$(1,389)	$3,142	$(3,216)	$12,418
Foreign exchange	Net sales	3,652	—	3,652	—
Foreign exchange	Cost of sales and operating expenses	(880)	—	(880)	—
Foreign exchange	Selling, general and administrative expense	359	(2,118)	3,354	(3,107)
Corn options and futures	Net sales	294	165	748	125
Corn options and futures	Cost of sales and operating expenses	(403)	(1,566)	(709)	(1,250)
Heating oil swaps and options	Net sales	—	492	—	492
Soybean meal	Net sales	—	(131)	—	(412)
Soybean oil	Net sales	—	—	—	45
Total		$1,633	$(16)	$2,949	$8,311

At September 29, 2018, the Company had forward purchase agreements in place for purchases of approximately $20.9 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(15)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of September 29, 2018 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at September 29, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$3,952	$—	$3,952	$—
Total Assets	$3,952	$—	$3,952	$—

Liabilities:
Derivative instruments	$3,041	$—	$3,041	$—
5.375% Senior notes	505,600	—	505,600	—
3.625% Senior notes	608,727	—	608,727	—
Term loan A	79,330	—	79,330	—
Term loan B	499,950	—	499,950	—
Revolver debt	22,655	—	22,655	—
Total Liabilities	$1,719,303	$—	$1,719,303	$—

		Fair Value Measurements at December 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,346	$—	$4,346	$—
Total Assets	$4,346	$—	$4,346	$—

Liabilities:
Derivative instruments	$2,326	$—	$2,326	$—
5.375% Senior notes	513,100	—	513,100	—
4.75% Senior notes	646,681	—	646,681	—
Term loan A	95,883	—	95,883	—
Term loan B	511,616	—	511,616	—
Total Liabilities	$1,769,606	$—	$1,769,606	$—

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

(16)    Asset Impairment, Exit and Restructuring Costs

In the second quarter of fiscal 2018, management decided to permanently shut down the Company's Hurlingham, Argentina gelatin plant. As of September 29, 2018, the Company has incurred restructuring and asset impairment charges of approximately $15.0 million, which includes employee termination charges of approximately $8.4 million, asset impairment charges of approximately $2.9 million and other factory and operational restructuring charges of approximately $3.7 million.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At September 29, 2018 and December 30, 2017, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $61.5 million and $61.4 million, respectively.  The Company has insurance recovery receivables of approximately $25.0 million as of September 29, 2018 and December 30, 2017, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and lays out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The EPA has already offered early cash out settlements to 20 of the other PRPs and has stated that other parties who did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”) may also be eligible for cash out settlements and has begun a settlement analysis using a third-party allocator. The Company is participating in this allocation process as it asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the COCs. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Passaic River. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

Fuel Ingredients
The Company's Fuel Ingredients segment consists of (i) the Company's investment in the DGD Joint Venture (ii) the Company's biofuel business conducted under the Dar Pro® and Rothsay names and (iii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 29, 2018
Net Sales	$482,744	$265,208	$64,624	$—	$812,576
Cost of sales and operating expenses	383,846	210,697	53,558	—	648,101
Gross Margin	98,898	54,511	11,066	—	164,475

Selling, general and administrative expense	39,702	21,843	(2,822)	8,724	67,447
Depreciation and amortization	47,321	19,697	9,370	2,454	78,842
Segment operating income/(loss)	11,875	12,971	4,518	(11,178)	18,186

Equity in net loss of unconsolidated subsidiaries	(162)	—	(2,630)	—	(2,792)
Segment income/(loss)	11,713	12,971	1,888	(11,178)	15,394

Total other expense					(21,934)
Loss before income taxes					$(6,540)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 30, 2017
Net Sales	$575,543	$298,863	$61,856	$—	$936,262
Cost of sales and operating expenses	449,574	238,694	54,243	—	742,511
Gross Margin	125,969	60,169	7,613	—	193,751

Selling, general and administrative expense	44,841	25,556	(488)	12,244	82,153
Depreciation and amortization	46,860	19,506	7,912	2,924	77,202
Segment operating income/(loss)	34,268	15,107	189	(15,168)	34,396

Equity in net income of unconsolidated subsidiaries	523	—	7,180	—	7,703
Segment income/(loss)	34,791	15,107	7,369	(15,168)	42,099

Total other expense					(27,119)
Income before income taxes					$14,980

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 29, 2018
Net Sales	$1,467,365	$847,457	$219,774	$—	$2,534,596
Cost of sales and operating expenses	1,123,722	684,718	170,761	—	1,979,201
Gross Margin	343,643	162,739	49,013	—	555,395

Selling, general and administrative expense	131,914	67,894	(4,056)	37,155	232,907
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	140,933	60,725	26,378	7,879	235,915
Segment operating income/(loss)	70,796	19,155	26,691	(45,034)	71,608

Equity in net income/(loss) of unconsolidated subsidiaries	(57)	—	109,655	—	109,598
Segment income/(loss)	70,739	19,155	136,346	(45,034)	181,206

Total other expense					(113,414)
Income before income taxes					$67,792

Segment assets at September 29, 2018	$2,517,315	$1,378,880	$762,652	$146,364	$4,805,211

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 30, 2017
Net Sales	$1,677,286	$843,498	$188,918	$—	$2,709,702
Cost of sales and operating expenses	1,304,352	670,448	154,921	—	2,129,721
Gross Margin	372,934	173,050	33,997	—	579,981

Selling, general and administrative expense	132,553	77,236	5,648	38,171	253,608
Depreciation and amortization	134,933	55,291	22,472	8,610	221,306
Segment operating income/(loss)	105,448	40,523	5,877	(46,781)	105,067

Equity in net income of unconsolidated subsidiaries	763	—	15,906	—	16,669
Segment income/(loss)	106,211	40,523	21,783	(46,781)	121,736

Total other expense					(79,470)
Income before income taxes					$42,266

Segment assets at December 30, 2017	$2,614,545	$1,499,027	$688,890	$155,763	$4,958,225

(19)	Revenue

On December 31, 2017, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective basis. Results for reporting periods beginning December 31, 2017 are presented under Topic 606, while prior periods are not adjusted and continue to be reported in accordance with the Company's historic accounting under Revenue Recognition (Topic 605). The adoption did not change the timing of revenue recognition as the Company's revenues have been determined to be recognized at a point in time and not over time. The Company elected not to capitalize contract fulfillment costs as the recovery of such costs are for a period of less than one year's time and are not material to the Company. At September 29, 2018, there were no contract assets recorded on the Consolidated Balance sheets. Also, the Company elected to treat shipping and handling as fulfillment costs under Topic 606, which will result in billed freight recorded in cost of sales and netted against freight costs. Sales, value-add, and other taxes collected concurrently with revenue-producing activities are excluded from revenue and booked on a net basis.

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

The following table summarizes the impact of adopting Topic 606 on the Company's consolidated financial statements for the three and nine months ended September 29, 2018 (in thousands):

	Impact of changes in accounting policies
	As reported	Adjustments	Balances without adoption of Topic 606
Three Months Ended September 29, 2018

Net sales	$812,576	39,763	$852,339
Cost of sales and operating expenses	$648,101	39,763	$687,864

Nine Months Ended September 29, 2018

Net sales	$2,534,596	131,399	$2,665,995
Cost of sales and operating expenses	$1,979,201	131,399	$2,110,600

The following tables presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 29, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$388,088	$45,538	$8,616	$442,242
Europe	81,381	146,872	56,008	284,261
China	11,199	43,185	—	54,384
South America	—	11,579	—	11,579
Other	2,076	18,034	—	20,110
Net sales	$482,744	$265,208	$64,624	$812,576

Major product types
Fats	$142,453	$39,172	$—	$181,625
Used cooking oil	38,863	—	—	38,863
Proteins	216,316	—	—	216,316
Bakery	44,638	—	—	44,638
Other rendering	27,519	—	—	27,519
Food ingredients	—	206,504	—	206,504
Bioenergy	—	—	56,008	56,008
Biofuels	—	—	8,616	8,616
Other	12,955	19,532	—	32,487
Net sales	$482,744	$265,208	$64,624	$812,576

	Nine Months Ended September 29, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,186,866	$135,803	$40,668	$1,363,337
Europe	251,495	490,133	179,106	920,734
China	23,279	132,578	—	155,857
South America	—	35,839	—	35,839
Other	5,725	53,104	—	58,829
Net sales	$1,467,365	$847,457	$219,774	$2,534,596

Major product types
Fats	$423,148	$122,806	$—	$545,954
Used cooking oil	123,555	—	—	123,555
Proteins	641,178	—	—	641,178
Bakery	135,871	—	—	135,871
Other rendering	87,860	—	—	87,860
Food ingredients	—	657,793	—	657,793
Bioenergy	—	—	179,106	179,106
Biofuels	—	—	40,668	40,668
Other	55,753	66,858	—	122,611
Net sales	$1,467,365	$847,457	$219,774	$2,534,596

	Three Months Ended September 30, 2017 (a)
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$431,844	$50,446	$13,621	$495,911
Europe	129,737	172,160	48,235	350,132
China	11,552	41,967	—	53,519
South America	—	14,072	—	14,072
Other	2,410	20,218	—	22,628
Net sales	$575,543	$298,863	$61,856	$936,262

Major product types
Fats	$166,197	$47,889	$—	$214,086
Used cooking oil	46,578	—	—	46,578
Proteins	219,091	—	—	219,091
Bakery	51,840	—	—	51,840
Other rendering	68,243	—	—	68,243
Food ingredients	—	223,717	—	223,717
Bioenergy	—	—	48,235	48,235
Biofuels	—	—	13,621	13,621
Other	23,594	27,257	—	50,851
Net sales	$575,543	$298,863	$61,856	$936,262

	Nine Months Ended September 30, 2017 (b)
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$1,270,244	$145,009	$32,570	$1,447,823
Europe	377,589	479,070	156,348	1,013,007
China	23,496	124,850	—	148,346
South America	—	39,153	—	39,153
Other	5,957	55,416	—	61,373
Net sales	$1,677,286	$843,498	$188,918	$2,709,702

Major product types
Fats	$484,437	$132,349	$—	$616,786
Used cooking oil	136,081	—	—	136,081
Proteins	612,992	—	—	612,992
Bakery	159,528	—	—	159,528
Other rendering	215,398	—	—	215,398
Food ingredients	—	642,124	—	642,124
Bioenergy	—	—	156,348	156,348
Biofuels	—	—	32,570	32,570
Other	68,850	69,025	—	137,875
Net sales	$1,677,286	$843,498	$188,918	$2,709,702

(a) As noted above prior year amounts have not been adjusted under the modified retrospective method for billed freight of approximately $40.9 million that is included in net sales in the three months ended September 30, 2017.

(b) As noted above prior year amounts have not been adjusted under the modified retrospective method for billed freight of approximately $117.0 million that is included in net sales in the nine months ended September 30, 2017.

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

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended September 29, 2018 and September 30, 2017, the Company has recorded sales to the DGD Joint Venture of approximately $23.9 million and $44.5 million, respectively. For the nine months ended September 29, 2018 and September 30, 2017, the Company has recorded sales to the DGD Joint Venture of approximately $90.8 million and $122.6 million, respectively. At September 29, 2018 and December 30, 2017, the Company has $5.3 million and $5.6 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $5.7 million of additional sales for the three months ended September 29, 2018 to defer the Company's portion of profit of approximately $0.8 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at September 29, 2018.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”) and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture Opco. The DGD Lenders have committed to making loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2018, unless extended by agreement of the parties. As of September 29, 2018, no amounts are owed to Darling Green under the DGD Loan Agreement.

(21)    New Accounting Pronouncements

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements for public companies. The principal change to the Company's financial reporting will be the inclusion of the annual disclosure requirements of changes in stockholders' equity in Rule 3-04 of Regulation S-X to interim periods. The Company will adopt the new rule beginning with the Company's financial reporting for the quarter ended March 30, 2019. Upon adoption , the Company will include the Company's consolidated statements of stockholders' equity in each quarterly filing on Form 10-Q.

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends Subtopic 350-40, Intangibles - Goodwill and Other Internal - Use Software, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of this standard.

In August 2018, the FASB issued ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The standard is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard.

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurements. This ASU amends Topic 820, Fair Value Measurement, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this standard.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvement to Accounting for Hedging Activities. This ASU amends Topic 815, Derivatives and Hedging, which is intended to more closely align hedge accounting with companies' risk management strategies and simplify the application of hedge accounting. The guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. The Company will be required to apply the guidance on a cumulative-effect basis with adjustment to retained earnings as of the beginning of the fiscal year of adoption with disclosure on a prospective basis. The initial adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. However, in July 2018, the FASB issued ASU No. 2018-11, allowing entities to elect a simplified transition approach whereby they would apply the provisions of the new guidance at the adoption date. The Company expects to adopt the new standard on December 30, 2018 and use the effective date as the Company's date of initial application and consequently, financial information will not be updated and the disclosures required under the this ASU will not be provided for dates and periods before December 30, 2018. The Company has begun the implementation of a new software to manage its leases and is in the process of identification and entry of leases into the new software. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets and disclosures, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements of operations or cash flows. At this time, the Company expects to elect the package of expedients, which permits the Company not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight. The Company is unable to reasonably estimate the increase in total assets or total liabilities, which will be material.

(22)     Guarantor Financial Information

The Company's 5.375% Notes and 3.625% Notes (see Note 9) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Darling Global Holdings Inc., Darling Northstar LLC, EV Acquisition, LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.375% Notes and 3.625% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of September 29, 2018 and December 30, 2017, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) and the condensed consolidated statements of cash flows for the three and nine months ended September 29, 2018 and September 30, 2017. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,029	$36	$80,405	$—	$81,470
Restricted cash	103	—	—	—	103
Accounts receivable	38,944	547,174	443,329	(666,135)	363,312
Inventories	22,062	86,917	252,700	—	361,679
Income taxes refundable	2,998	—	5,358	—	8,356
Prepaid expenses	14,930	3,297	25,078	—	43,305
Other current assets	4,011	(2,063)	18,305	—	20,253
Total current assets	84,077	635,361	825,175	(666,135)	878,478
Investment in subsidiaries	4,820,655	1,366,126	844,044	(7,030,825)	—
Property, plant and equipment, net	334,101	498,771	798,164	—	1,631,036
Intangible assets, net	29,897	208,535	354,802	—	593,234
Goodwill	41,489	490,748	701,308	—	1,233,545
Investment in unconsolidated subsidiaries	12,535	—	386,259	—	398,794
Other assets	38,612	49,149	172,242	(205,429)	54,574
Deferred taxes	—	—	15,550	—	15,550
	$5,361,366	$3,248,690	$4,097,544	$(7,902,389)	$4,805,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$5,025	$—	$6,075	$—	$11,100
Accounts payable	689,123	20,604	130,892	(662,850)	177,769
Income taxes payable	(128)	—	6,034	—	5,906
Accrued expenses	89,167	28,520	176,655	(3,286)	291,056
Total current liabilities	783,187	49,124	319,656	(666,136)	485,831
Long-term debt, net of current portion	1,041,407	—	832,151	(205,429)	1,668,129
Other noncurrent liabilities	67,314	—	34,564	—	101,878
Deferred income taxes	88,908	—	145,162	—	234,070
Total liabilities	1,980,816	49,124	1,331,533	(871,565)	2,489,908
Total stockholders’ equity	3,380,550	3,199,566	2,766,011	(7,030,824)	2,315,303
	$5,361,366	$3,248,690	$4,097,544	$(7,902,389)	$4,805,211

Condensed Consolidated Balance Sheet
As of December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,724	$2,993	$102,057	$—	$106,774
Restricted cash	103	—	39	—	142
Accounts receivable	37,453	465,653	436,874	(548,133)	391,847
Inventories	18,049	84,805	255,329	—	358,183
Income taxes refundable	1,591	—	2,918	—	4,509
Prepaid expenses	10,787	3,141	24,398	—	38,326
Other current assets	7,117	923	48,624	—	56,664
Total current assets	76,824	557,515	870,239	(548,133)	956,445
Investment in subsidiaries	4,734,618	1,167,246	844,044	(6,745,908)	—
Property, plant and equipment, net	278,121	501,842	865,859	—	1,645,822
Intangible assets, net	17,034	258,970	400,496	—	676,500
Goodwill	21,860	551,837	727,396	—	1,301,093
Investment in unconsolidated subsidiary	4,341	—	297,697	—	302,038
Other assets	42,078	314,166	193,923	(487,883)	62,284
Deferred income taxes	—	—	14,043	—	14,043
	$5,174,876	$3,351,576	$4,213,697	$(7,781,924)	$4,958,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$115	$—	$16,028	$—	$16,143
Accounts payable	555,894	37,466	169,033	(544,976)	217,417
Income taxes payable	32	373	11,895	—	12,300
Accrued expenses	105,625	30,542	180,613	(3,157)	313,623
Total current liabilities	661,666	68,381	377,569	(548,133)	559,483
Long-term debt, net of current portion	1,030,736	—	1,155,197	(487,883)	1,698,050
Other noncurrent liabilities	69,711	—	36,576	—	106,287
Deferred income taxes	106,543	—	160,165	—	266,708
Total liabilities	1,868,656	68,381	1,729,507	(1,036,016)	2,630,528
Total stockholders’ equity	3,306,220	3,283,195	2,484,190	(6,745,908)	2,327,697
	$5,174,876	$3,351,576	$4,213,697	$(7,781,924)	$4,958,225

Condensed Consolidated Statements of Operations
For the three months ended September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$136,460	$328,148	$410,936	$(62,968)	$812,576
Cost and expenses:
Cost of sales and operating expenses	107,979	274,147	328,943	(62,968)	648,101
Selling, general and administrative expenses	34,967	7,457	25,023	—	67,447
Depreciation and amortization	12,036	25,322	41,484	—	78,842
Total costs and expenses	154,982	306,926	395,450	(62,968)	794,390
Operating income/(loss)	(18,522)	21,222	15,486	—	18,186

Interest expense	(13,823)	190	(6,447)	—	(20,080)
Foreign currency losses	(4)	(2)	(2,100)	—	(2,106)
Gain on disposal of subsidiary	—	—	3,038	—	3,038
Other expense, net	(1,791)	(656)	(339)	—	(2,786)
Equity in net loss of unconsolidated subsidiaries	(732)	—	(2,060)	—	(2,792)
Earnings in investments in subsidiaries	28,438	—	—	(28,438)	—
Income/(loss) before taxes	(6,434)	20,754	7,578	(28,438)	(6,540)
Income tax expense/(benefit)	(397)	179	(1,185)	—	(1,403)
Net income attributable to noncontrolling interests	—	—	(900)	—	(900)
Net income/(loss) attributable to Darling	$(6,037)	$20,575	$7,863	$(28,438)	$(6,037)

Condensed Consolidated Statements of Operations
For the nine months ended September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$391,281	$1,021,248	$1,302,210	$(180,143)	$2,534,596
Cost and expenses:
Cost of sales and operating expenses	306,068	820,993	1,032,283	(180,143)	1,979,201
Selling, general and administrative expenses	115,138	32,719	85,050	—	232,907
Restructuring and impairment charges	—	—	14,965	—	14,965
Depreciation and amortization	34,672	77,555	123,688	—	235,915
Total costs and expenses	455,878	931,267	1,255,986	(180,143)	2,462,988
Operating income/(loss)	(64,597)	89,981	46,224	—	71,608

Interest expense	(42,380)	7,193	(31,033)	—	(66,220)
Debt extinguishment costs	(15,635)	—	(7,874)	—	(23,509)
Foreign currency losses	(441)	(96)	(6,545)	—	(7,082)
Gain/(loss) on disposal of subsidiary	(15,538)	—	3,038	—	(12,500)
Other income/(expense), net	(15,405)	(172)	11,474	—	(4,103)
Equity in net income/(loss) of unconsolidated subsidiaries	(1,807)	—	111,405	—	109,598
Earnings in investments in subsidiaries	207,477	—	—	(207,477)	—
Income/(loss) before taxes	51,674	96,906	126,689	(207,477)	67,792
Income tax expense/(benefit)	(9,174)	5,706	7,460	—	3,992
Net income attributable to noncontrolling interests	—	—	(2,952)	—	(2,952)
Net income/(loss) attributable to Darling	$60,848	$91,200	$116,277	$(207,477)	$60,848

Condensed Consolidated Statements of Operations
For the three months ended September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$135,001	$378,088	$487,584	$(64,411)	$936,262
Cost and expenses:
Cost of sales and operating expenses	103,591	315,847	387,484	(64,411)	742,511
Selling, general and administrative expenses	36,307	14,031	31,815	—	82,153
Depreciation and amortization	10,485	26,949	39,768	—	77,202
Total costs and expenses	150,383	356,827	459,067	(64,411)	901,866
Operating income/(loss)	(15,382)	21,261	28,517	—	34,396

Interest expense	(14,076)	4,009	(12,464)	—	(22,531)
Foreign currency gains/(losses)	(32)	320	(2,343)	—	(2,055)
Other income/(expense), net	(5,152)	1,555	1,064	—	(2,533)
Equity in net income/(loss) of unconsolidated subsidiaries	(487)	—	8,190	—	7,703
Earnings in investments in subsidiaries	27,810	—	—	(27,810)	—
Income/(loss) before taxes	(7,319)	27,145	22,964	(27,810)	14,980
Income tax expense/(benefit)	(15,080)	11,782	9,594	—	6,296
Net income attributable to noncontrolling interests	—	—	(923)	—	(923)
Net income/(loss) attributable to Darling	$7,761	$15,363	$12,447	$(27,810)	$7,761

Condensed Consolidated Statements of Operations
For the nine months ended September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$407,054	$1,098,112	$1,385,575	$(181,039)	$2,709,702
Cost and expenses:
Cost of sales and operating expenses	321,231	899,129	1,090,400	(181,039)	2,129,721
Selling, general and administrative expenses	110,381	41,559	101,668	—	253,608
Depreciation and amortization	30,750	78,261	112,295	—	221,306
Total costs and expenses	462,362	1,018,949	1,304,363	(181,039)	2,604,635
Operating income/(loss)	(55,308)	79,163	81,212	—	105,067

Interest expense	(41,909)	12,000	(36,748)	—	(66,657)
Foreign currency gains/(losses)	(216)	500	(4,714)	—	(4,430)
Other income/(expense), net	(13,183)	(3)	4,803	—	(8,383)
Equity in net income/(loss) of unconsolidated subsidiaries	(1,253)	—	17,922	—	16,669
Earnings in investments in subsidiaries	92,641	—	—	(92,641)	—
Income/(loss) before taxes	(19,228)	91,660	62,475	(92,641)	42,266
Income tax expense/(benefit)	(41,967)	34,386	23,437	—	15,856
Net income attributable to noncontrolling interests	—	—	(3,671)	—	(3,671)
Net income/(loss) attributable to Darling	$22,739	$57,274	$35,367	$(92,641)	$22,739

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$(5,137)	$20,575	$7,863	$(28,438)	$(5,137)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	165	—	(5,749)	—	(5,584)
Pension adjustments	565	—	103	—	668
Natural gas swap derivative adjustments	—	—	—	—	—
Soybean meal derivative adjustments	3	—	—	—	3
Corn option derivative adjustments	(40)	—	—	—	(40)
Foreign exchange derivative adjustments	—	—	309	—	309
Total other comprehensive income/(loss), net of tax	693	—	(5,337)	—	(4,644)
Total comprehensive income/(loss)	(4,444)	20,575	2,526	(28,438)	(9,781)
Total comprehensive loss attributable to noncontrolling interest	—	—	(538)	—	(538)
Total comprehensive income/(loss) attributable to Darling	$(4,444)	$20,575	$3,064	$(28,438)	$(9,243)

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the nine months ended September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$63,800	$91,200	$116,277	$(207,477)	$63,800
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	1,281	(53,387)	(13,020)	—	(65,126)
Pension adjustments	1,696	—	305	—	2,001
Natural gas swap derivative adjustments	22	—	—	—	22
Soybean meal derivative adjustments	3	—	—	—	3
Corn option derivative adjustments	(1,198)	—	—	—	(1,198)
Foreign exchange derivative adjustments	—	—	309	—	309
Total other comprehensive income/(loss), net of tax	1,804	(53,387)	(12,406)	—	(63,989)
Total comprehensive income/(loss)	65,604	37,813	103,871	(207,477)	(189)
Total comprehensive income attributable to noncontrolling interest	—	—	1,981	—	1,981
Total comprehensive income/(loss) attributable to Darling	$65,604	$37,813	$101,890	$(207,477)	$(2,170)

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$8,684	$15,363	$12,447	$(27,810)	$8,684
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	46,211	—	46,211
Pension adjustments	641	—	118	—	759
Natural gas swap derivative adjustments	22	—	—	—	22
Corn option derivative adjustments	850	—	—	—	850
Total other comprehensive income/(loss), net of tax	1,513	—	46,329	—	47,842
Total comprehensive income/(loss)	10,197	15,363	58,776	(27,810)	56,526
Total comprehensive income attributable to noncontrolling interest	—	—	109	—	109
Total comprehensive income/(loss) attributable to Darling	$10,197	$15,363	$58,667	$(27,810)	$56,417

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the nine months ended September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$26,410	$57,274	$35,367	$(92,641)	$26,410
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	111,002	—	111,002
Pension adjustments	1,923	—	355	—	2,278
Natural gas swap derivative adjustments	22	—	—	—	22
Corn option derivative adjustments	(1,121)	—	—	—	(1,121)
Total other comprehensive income, net of tax	824	—	111,357	—	112,181
Total comprehensive income/(loss)	27,234	57,274	146,724	(92,641)	138,591
Total comprehensive loss attributable to noncontrolling interest	—	—	(62)	—	(62)
Total comprehensive income/(loss) attributable to Darling	$27,234	$57,274	$146,786	$(92,641)	$138,653

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$63,800	$91,200	$116,277	$(207,477)	$63,800
Earnings in investments in subsidiaries	(207,477)	—	—	207,477	—
Other operating cash flows	187,663	(49,424)	(2,341)	—	135,898
Net cash provided by operating activities	43,986	41,776	113,936	—	199,698

Cash flows from investing activities:
Capital expenditures	(75,282)	(65,079)	(73,365)	—	(213,726)
Acquisitions	(51,301)	—	—	—	(51,301)
Investment in subsidiaries and affiliates	(10,000)	(198,880)	—	198,880	(10,000)
Proceeds from sale of investment in subsidiary	80,000	—	2,805	—	82,805
Note receivable from affiliates	—	217,880	(217,880)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,282	843	1,236	—	3,361
Proceeds from insurance settlements	750	503	—	—	1,253
Payments related to routes and other intangibles	(246)	—	(1,007)	—	(1,253)
Net cash used in investing activities	(54,797)	(44,733)	(288,211)	198,880	(188,861)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	623,698	—	623,698
Payments on long-term debt	(10,090)	—	(651,178)	—	(661,268)
Borrowings from revolving facilities	238,000	—	148,436	—	386,436
Payments on revolving facilities	(215,000)	—	(147,463)	—	(362,463)
Net cash overdraft financing	—	—	3,361	—	3,361
Deferred loan costs	(824)	—	(8,844)	—	(9,668)
Issuances of common stock	182	—	—	—	182
Contributions from parent	—	—	198,880	(198,880)	—
Minimum withholding taxes paid on stock awards	(2,152)	—	(63)	—	(2,215)
Distributions to noncontrolling interests	—	—	(8,005)	—	(8,005)
Net cash used in financing activities	10,116	—	158,822	(198,880)	(29,942)

Effect of exchange rate changes on cash	—	—	(6,238)	—	(6,238)

Net decrease in cash, cash equivalents and restricted cash	(695)	(2,957)	(21,691)	—	(25,343)
Cash, cash equivalents and restricted cash at beginning of period	1,827	2,993	102,096	—	106,916
Cash, cash equivalents and restricted cash at end of period	$1,132	$36	$80,405	$—	$81,573

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$26,410	$57,274	$35,367	$(92,641)	$26,410
Earnings in investments in subsidiaries	(92,641)	—	—	92,641	—
Other operating cash flows	188,304	(59,113)	113,170	—	242,361
Net cash provided by operating activities	122,073	(1,839)	148,537	—	268,771

Cash flows from investing activities:
Capital expenditures	(63,746)	(57,388)	(75,312)	—	(196,446)
Acquisitions	—	(12,144)	—	—	(12,144)
Investment in subsidiaries and affiliates	(4,750)	—	—	—	(4,750)
Note receivable from affiliates	—	67,000	(67,000)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,309	1,311	1,333	—	4,953
Proceeds from insurance settlements	—	—	3,301	—	3,301
Payments related to routes and other intangibles	(5,635)	—	—	—	(5,635)
Net cash used in investing activities	(71,822)	(1,221)	(137,678)	—	(210,721)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	24,069	—	24,069
Payments on long-term debt	(47,182)	—	(47,068)	—	(94,250)
Borrowings from revolving credit facility	142,000	—	—	—	142,000
Payments on revolving credit facility	(142,000)	—	(5,327)	—	(147,327)
Net cash overdraft financing	—	—	2,590	—	2,590
Deferred loan costs	(1,177)	—	—	—	(1,177)
Issuances of common stock	22	—	—	—	22
Minimum withholding taxes paid on stock awards	(2,126)	—	(14)	—	(2,140)
Acquisition of noncontrolling interests	—	—	(429)	—	(429)
Distributions to noncontrolling interests	—	—	(2,513)	—	(2,513)
Net cash used in financing activities	(50,463)	—	(28,692)	—	(79,155)

Effect of exchange rate changes on cash	—	—	16,676	—	16,676

Net decrease in cash, cash equivalents and restricted cash	(212)	(3,060)	(1,157)	—	(4,429)
Cash, cash equivalents and restricted cash at beginning of period	1,573	5,754	107,530	—	114,857
Cash, cash equivalents and restricted cash at end of period	$1,361	$2,694	$106,373	$—	$110,428

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

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into gelatin and hydrolyzed collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the gelatin industry and bone ash. Gelatins and collagens produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutraceutical, food, pet food and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation ( “Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 3 to the Company's Consolidated Financial Statement for the period ended September 29, 2018 included herein, (ii) the conversion of animal fats and recycled greases into biodiesel in North America, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (v) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Business and Regulatory Developments

African Swine Fever (“ASF”) is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report.  In early August 2018, ASF was reported in domestic pig herds located in Northeast China and has since spread to 10 Chinese Provinces. Measures to control the disease include, amongst others, depopulating of infected herds, biosecurity regimes, restricting the movement of pigs within an infected zone or region and export bans of live pigs. The restrictions in transportation have created serious dislocations in pork supplies and resulted in strong reduction of slaughter numbers and thereby volumes of raw material supplied to our blood processing locations in China.  Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, has resulted in a temporary ban on the use of porcine plasma in pork feed which has negatively affected demand for our products as ingredients in porcine animal feed in China.  ASF has also been reported in Eastern Europe since 2007, predominantly in wild boar and to a limited extent in domestic pigs.  It has recently spread over long distance to Western Europe, where since September 13, 2018 several cases have been detected in wild boar in Belgium. As of the date of this report, this spread has been restricted to wild animals only.  For a more detailed discussion of animal diseases and other factors that can impact the Company’s business and results of operations, see the Risk Factor discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

Results of Operations

Three Months Ended September 29, 2018 Compared to Three Months Ended September 30, 2017

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency

•	Corporate activities

•	Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen Index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. Included on the Jacobsen are reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feather meal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of other branded and value-added products, which are products of the Company's Feed Ingredients segment. In the U.S., the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because it provides a daily indication of the Company's U.S. revenue performance against business plan benchmarks. In Europe, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2018, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2018, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2017 are as follows:

	Avg. Price 3rd Quarter 2018	Avg. Price 3rd Quarter 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 264.78/ton	$ 292.83/ton	$ (28.05)/ton	(9.6)%
Feed Grade PM (Mid-South)	$ 268.13/ton	$ 285.14/ton	$ (17.01)/ton	(6.0)%
Pet Food PM (Mid-South)	$ 556.48/ton	$ 577.02/ton	$ (20.54)/ton	(3.6)%
Feather meal (Mid-South)	$ 453.58/ton	$ 408.82/ton	$ 44.76/ton	10.9%
BFT (Chicago)	$ 27.70/cwt	$ 35.36/cwt	$ (7.66)/cwt	(21.7)%
YG (Illinois)	$ 22.19/cwt	$ 27.20/cwt	$ (5.01)/cwt	(18.4)%
Corn (Illinois)	$ 3.53/bushel	$ 3.56/bushel	$ (0.03)/bushel	(0.8)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 566.00/MT	$ 687.00/MT	$ (121.00)/MT	(17.6)%
Soy meal (CIF Rotterdam)	$ 391.00/MT	$ 337.00/MT	$ 54.00/MT	16.0%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2018, compared to the average Jacobsen and Reuters prices for the second quarter of fiscal 2018.

	Avg. Price 3rd Quarter 2018	Avg. Price 2nd Quarter 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 264.78/ton	$ 301.43/ton	$ (36.65)/ton	(12.2)%
Feed Grade PM (Mid-South)	$ 268.13/ton	$ 285.56/ton	$ (17.43)/ton	(6.1)%
Pet Food PM (Mid-South)	$ 556.48/ton	$ 734.53/ton	$ (178.05)/ton	(24.2)%
Feather meal (Mid-South)	$ 453.58/ton	$ 540.50/ton	$ (86.92)/ton	(16.1)%
BFT (Chicago)	$ 27.70/cwt	$ 25.72/cwt	$ 1.98/cwt	7.7%
YG (Illinois)	$ 22.19/cwt	$ 20.69/cwt	$ 1.50/cwt	7.2%
Corn (Illinois)	$ 3.53/bushel	$ 3.80/bushel	$ (0.27)/bushel	(7.1)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 566.00/MT	$ 651.00/MT	$ (85.00)/MT	(13.1)%
Soy meal (CIF Rotterdam)	$ 391.00/MT	$ 448.00/MT	$ (57.00)/MT	(12.7)%

Segment Results

Segment operating income for the three months ended September 29, 2018 was $18.2 million, which reflects a decrease of $16.2 million or (47.1)% as compared to the three months ended September 30, 2017.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 29, 2018
Net Sales	$482,744	$265,208	$64,624	$—	$812,576
Cost of sales and operating expenses	383,846	210,697	53,558	—	648,101
Gross Margin	98,898	54,511	11,066	—	164,475

Gross Margin %	20.5%	20.6%	17.1%	—%	20.2%

Selling, general and administrative expense	39,702	21,843	(2,822)	8,724	67,447
Depreciation and amortization	47,321	19,697	9,370	2,454	78,842
Segment operating income/(loss)	11,875	12,971	4,518	(11,178)	18,186

Equity in net loss of unconsolidated subsidiaries	(162)	—	(2,630)	—	(2,792)
Segment income/(loss)	11,713	12,971	1,888	(11,178)	15,394

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 30, 2017
Net Sales	$575,543	$298,863	$61,856	$—	$936,262
Cost of sales and operating expenses	449,574	238,694	54,243	—	742,511
Gross Margin	125,969	60,169	7,613	—	193,751

Gross Margin %	21.9%	20.1%	12.3%	—%	20.7%

Selling, general and administrative expense	44,841	25,556	(488)	12,244	82,153
Depreciation and amortization	46,860	19,506	7,912	2,924	77,202
Segment operating income/(loss)	34,268	15,107	189	(15,168)	34,396

Equity in net income of unconsolidated subsidiaries	523	—	7,180	—	7,703
Segment income/(loss)	34,791	15,107	7,369	(15,168)	42,099

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended September 29, 2018, the raw material processed by the Company's Feed Ingredients segment totaled 2.17 million metric tons. Compared to the three months ended September 30, 2017, overall raw material volume processed in the Feed Ingredients segment increased approximately 6.1%.

Sales. During the three months ended September 29, 2018, net sales for the Feed Ingredients segment were $482.7 million as compared to $575.5 million during the three months ended September 30, 2017, a decrease of approximately $92.8 million or (16.1)%. Net sales for fats were approximately $142.4 million and $166.0 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Protein net sales were approximately $216.3 million and $218.8 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $27.5 million and $68.7 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Total rendering net sales were approximately $386.2 million and $453.5 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Used cooking oil net sales were approximately $38.9 million and $46.6 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Bakery net sales were approximately $44.7 million and $51.9 million for the three months ended September 29, 2018 and September 30, 2017, respectively, and other sales, which includes trap services and, for 2017, industrial residual services net sales were approximately $12.9 million and $23.5 million for the three months ended September 29, 2018 and September 30, 2017, respectively.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended September 30, 2017	$166.0	$218.8	$68.7	$453.5	$46.6	$51.9	$23.5	$575.5
Increase/(decrease) in sales volumes	14.3	20.6	—	34.9	2.1	(2.4)	—	34.6
Increase/(decrease) in finished product prices	(28.2)	(6.3)	—	(34.5)	(6.9)	0.3	—	(41.1)
Increase/(decrease) due to currency exchange rates	(0.8)	(1.5)	(0.1)	(2.4)	(0.1)	—	—	(2.5)
Freight revenue (1)	(8.9)	(15.3)	(1.3)	(25.5)	(2.8)	(5.1)	—	(33.4)
Other change (2)	—	—	(39.8)	(39.8)	—	—	(10.6)	(50.4)
Total change	(23.6)	(2.5)	(41.2)	(67.3)	(7.7)	(7.2)	(10.6)	(92.8)
Net sales three months ended September 29, 2018	$142.4	$216.3	$27.5	$386.2	$38.9	$44.7	$12.9	$482.7

(1)
The decrease in freight revenue represents the impact from adoption of the new revenue standard on current year Feed Segment revenue as compared to the same period in fiscal 2017. See note 19 for impact on consolidated financial statements.

(2) The decrease in other rendering net sales is primarily a result of the Company's sale of a portion of its interest in a majority owned consolidated subsidiary operating in cattle hides as part of its European operations. This resulted in the foreign subsidiary being deconsolidated and accounted for using the equity method of accounting, effective January 2018. In addition, the decrease in other net sales is due to the sale of the Company's industrial residuals business in May 2018.

Margins. In the Feed Ingredients segment for the three months ended September 29, 2018, the gross margin percentage decreased to 20.5% as compared to 21.9% for the same period of fiscal 2017. The decrease in fiscal 2018 is primarily due to falling finished product prices, which more than offset the increase from the new revenue standard whereby the Company no longer includes billed freight in revenue and the increase in sales volumes.

Segment operating income. Feed Ingredients operating income for the three months ended September 29, 2018 was $11.9 million, a decrease of $22.4 million or (65.3)% as compared to the three months ended September 30, 2017. This was due to lower finished product prices which compressed margins and an increase in cost of sales from inventory write downs in China relating to lower market values due to ASF of approximately $7.2 million that more than offset a decrease in selling, general and administrative expense primarily due to a gain of approximately $4.3 million from an accrued settlement of a lost profits claim pertaining from a previous business interruption event.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended September 29, 2018, the raw material processed by the Company's Food Ingredients segment totaled 286,000 metric tons. As compared to the three months ended September 30, 2017, overall raw material volume processed in the Food Ingredients segment increased by approximately 0.3%.

Sales. Overall sales decreased in the Food Ingredients segment primarily due to weaker European export gelatin markets and lower edible fat sales prices. In addition, sales were down due to the permanent shut down of the Hurlingham, Argentina gelatin plant in the second quarter of fiscal 2018; however, the Company expects to service the majority of the customers impacted by the closure of the Argentina gelatin plant from its other hide gelatin locations.

Margins. In the Food Ingredients segment for the three months ended September 29, 2018, the gross margin percentage increased to 20.6% as compared to 20.1% during the comparable period of fiscal 2017. The increase is primarily due to improved margins in South American and China markets that more than offset decreased margins in the European gelatin market from lower sales volumes and lower casing margins.

Segment operating income. Food Ingredients operating income was $13.0 million for the three months ended September 29, 2018, a decrease of $2.1 million or (13.9)% as compared to the three months ended September 30, 2017. The decrease is primarily due to lower earnings in the European gelatin markets, which is more than offset by improved results in China and South and North American gelatin markets. The Company's edible fat prices were lower as a result of lower competing fat markets as compared to the same period in fiscal 2017. The casing business delivered lower earnings due to an increase of raw material prices as compared to the same period in fiscal 2017.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended September 29, 2018, the raw material processed by the Company's Fuel Ingredients segment totaled 290,000 metric tons. As compared to the three months ended September 30, 2017, overall raw material volume processed in the Fuel Ingredients segment increased by approximately 1.9%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher volumes at Ecoson the Company's bioenergy business, which had experienced curtailed operations in 2017 due to regulatory requirements and start-up of activities in Belgium, that more than offset lower sales in North America.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended September 29, 2018, the gross margin percentage increased to 17.1% as compared to 12.3% for the comparable period of fiscal 2017. The increase is primarily due to higher margins at Ecoson from higher sales volumes.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment operating income for the three months ended September 29, 2018 was $4.5 million, an increase of $4.3 million or 2150.0% as compared to the same period in fiscal 2017. The increase in earnings is primarily due to a business interruption insurance gain recorded at Rendac of approximately $4.1 million and overall higher sales volumes at Ecoson.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended September 29, 2018 was $1.9 million, as compared to segment income of $7.4 million in the same period of 2017. The decrease of $5.5 million was primarily related to the shut down of the DGD Joint Venture during the quarter in preparation for the planned capacity expansion.

Foreign Currency

During the third quarter of fiscal 2018, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2017. Using actual results for the three months ended September 29, 2018 and using the prior year's average currency rate for the three months ended September 30, 2017, foreign currency translation would result in an increase in operating income of approximately $1.1 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended September 30, 2017 of €1.00:USD$1.18 and CAD$1.00:USD$0.80 as compared to the average rate for the three months ended September 29, 2018 of €1.00:USD$1.16 and CAD$1.00:USD$0.76, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.7 million during the three months ended September 29, 2018, compared to $12.2 million during the three months ended September 30, 2017, a decrease of $3.5 million. The decrease was primarily due to lower performance based compensation expense and a general decrease in overall expenses as compared to the three months ended September 30, 2017.

Depreciation and Amortization.  Depreciation and amortization charges decreased slightly by $0.4 million to $2.5 million during the three months ended September 29, 2018, as compared to $2.9 million during the three months ended September 30, 2017.  The decrease is due to certain of the Company's corporate assets becoming fully depreciated in fiscal 2017.

Interest Expense. Interest expense was $20.1 million during the three months ended September 29, 2018, compared to $22.5 million during the three months ended September 30, 2017, a decrease of $2.4 million. The decrease is primarily due to a decrease in interest rate to refinance the Company's €515 Senior Notes to 3.625% and a decrease in amortization of deferred loan costs as compared to the prior year.

Foreign Currency Losses.  Foreign currency losses were $2.1 million for both the three months ended September 29, 2018 and the three months ended September 30, 2017.

Gain on disposal of subsidiaries.  Gain on disposal of subsidiary represents the gain recorded on the liquidation of a majority owned foreign joint venture.

Other Expense, net. Other expense was $2.8 million in the three months ended September 29, 2018, compared to other expense of $2.5 million in the three months ended September 30, 2017.  This increase in other expense was primarily due to an increase in hedge ineffectiveness expense on the Company's cash flow hedges that more than offset a decrease in non-service cost component of pension expense, gains recorded from insurance proceeds on casualty losses and prior year legal settlement expense.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the three months ended September 29, 2018. The net loss for the three months ended September 29, 2018 was $2.8 million compared to net income of $7.7 million for the three months ended September 30, 2017. The $10.5 million decrease is primarily due to the down time at the DGD Joint Venture related to the processing capacity expansion project.

Income Taxes. The Company recorded income tax benefit of $1.4 million for the three months ended September 29, 2018, compared to $6.3 million of income tax expense recorded in the three months ended September 30, 2017, a decrease of $7.7 million. The effective tax rate for the three months ended September 29, 2018 was 21.5%. The effective tax rate for the three months ended September 29, 2018 differed slightly from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), losses that provided no tax benefit, and discrete items. The effective tax rate for the three months ended September 30, 2017 was 42.0%. The effective tax rate for the three months ended September 30, 2017 differed from the statutory rate of 35% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit, and discrete items. The Company's effective tax rate excluding the impact of certain losses that provided no tax benefit and discrete items is 28.8% for the three months ended September 29, 2018, compared to 37.4% for the three months ended September 30, 2017, a decrease of 8.6% primarily due to the reduction in the U.S. federal tax rate from 35% to 21%, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and Subpart F income.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 3.625% Notes that were outstanding at September 29, 2018.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Third Quarter 2018 As Compared to Third Quarter 2017

	Three Months Ended
(dollars in thousands)	September 29, 2018	September 30, 2017
Net income/(loss) attributable to Darling	$(6,037)	$7,761
Depreciation and amortization	78,842	77,202
Interest expense	20,080	22,531
Income tax expense/(benefit)	(1,403)	6,296
Foreign currency loss/(gain)	2,106	2,055
Other expense/(income), net	2,786	2,533
Gain on disposal of subsidiaries	(3,038)	—
Equity in net (income)/loss of unconsolidated subsidiaries	2,792	(7,703)
Net income attributable to non-controlling interests	900	923
Adjusted EBITDA	$97,028	$111,598

Foreign currency exchange impact (1)	1,055	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$98,083	$111,598

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$509	$10,570

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended September 29, 2018 of €1.00:USD$1.16 and CAD$1.00:USD$0.76 as compared to the average rate for the three months ended September 30, 2017 of €1.00:USD$1.18 and CAD$1.00:USD$0.80, respectively.

For the three months ended September 29, 2018, the Company generated Adjusted EBITDA of $97.0 million, as compared to $111.6 million in the same period in fiscal 2017. The decrease is primarily attributable to lower finished product prices in fiscal 2018 as compared to the same period in fiscal 2017.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $98.1 million in the three months ended September 29, 2018, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $111.6 million in the same period in fiscal 2017.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 3 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Nine Months Ended September 29, 2018 Compared to Nine Months Ended September 30, 2017

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency

•	Corporate activities

•	Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first nine months of fiscal 2018, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2018, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2017 are as follows:

	Avg. Price First Nine Months 2018	Avg. Price First Nine Months 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 272.27/ton	$ 271.81/ton	$ 0.46/ton	0.2%
Feed Grade PM (Mid-South)	$ 267.95/ton	$ 285.82/ton	$ (17.87)/ton	(6.3)%
Pet Food PM (Mid-South)	$ 690.76/ton	$ 633.94/ton	$ 56.82/ton	9.0%
Feather meal (Mid-South)	$ 467.78/ton	$ 407.30/ton	$ 60.48/ton	14.8%
BFT (Chicago)	$ 26.52/cwt	$ 33.44/cwt	$ (6.92)/cwt	(20.7)%
YG (Illinois)	$ 20.83/cwt	$ 25.54/cwt	$ (4.71)/cwt	(18.4)%
Corn (Illinois)	$ 3.65/bushel	$ 3.66/bushel	$ (0.01)/bushel	(0.3)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 631.00/MT	$ 714.00/MT	$ (83.00)/MT	(11.6)%
Soy meal (CIF Rotterdam)	$ 417.00/MT	$ 349.00/MT	$ 68.00/MT	19.5%

Segment Results

Segment operating income for the nine months ended September 29, 2018 was $71.6 million, which reflects a decrease of $33.5 million or (31.9)% as compared to the nine months ended September 30, 2017.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 29, 2018
Net Sales	$1,467,365	$847,457	$219,774	$—	$2,534,596
Cost of sales and operating expenses	1,123,722	684,718	170,761	—	1,979,201
Gross Margin	343,643	162,739	49,013	—	555,395

Gross Margin %	23.4%	19.2%	22.3%	—%	21.9%

Selling, general and administrative expense	131,914	67,894	(4,056)	37,155	232,907
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	140,933	60,725	26,378	7,879	235,915
Segment operating income/(loss)	70,796	19,155	26,691	(45,034)	71,608

Equity in net income/(loss) of unconsolidated subsidiaries	(57)	—	109,655	—	109,598
Segment income/(loss)	70,739	19,155	136,346	(45,034)	181,206

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 30, 2017
Net Sales	$1,677,286	$843,498	$188,918	$—	$2,709,702
Cost of sales and operating expenses	1,304,352	670,448	154,921	—	2,129,721
Gross Margin	372,934	173,050	33,997	—	579,981

Gross Margin %	22.2%	20.5%	18.0%	—%	21.4%

Selling, general and administrative expense	132,553	77,236	5,648	38,171	253,608
Depreciation and amortization	134,933	55,291	22,472	8,610	221,306
Segment operating income/(loss)	105,448	40,523	5,877	(46,781)	105,067

Equity in net income of unconsolidated subsidiaries	763	—	15,906	—	16,669
Segment income/(loss)	106,211	40,523	21,783	(46,781)	121,736

Feed Ingredients Segment

Raw material volume. Overall, in the nine months ended September 29, 2018, the raw material processed by the Company's Feed Ingredients segment totaled 6.42 million metric tons. Compared to the nine months ended September 30, 2017, overall raw material volume processed in the Feed Ingredients segment increased approximately 14.9%.

Sales. During the nine months ended September 29, 2018, net sales for the Feed Ingredients segment were $1,467.4 million as compared to $1,677.3 million during the nine months ended September 30, 2017, a decrease of approximately $209.9 million or (12.5)%. Net sales for fats were approximately $423.1 million and $484.4 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. Protein net sales were approximately $641.2 million and $612.7 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $87.8 million and $215.8 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. Total rendering net sales were approximately $1,152.1 million and $1,312.9 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. Used cooking oil net sales were approximately $123.6 million and $136.1 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. Bakery net sales were approximately $135.9 million and $159.5 million for the nine months ended September 29, 2018 and September 30, 2017, respectively, and other sales, which includes trap services and industrial residual services net sales were approximately $55.8 million and $68.8 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales nine months ended September 30, 2017	$484.4	$612.7	$215.8	$1,312.9	$136.1	$159.5	$68.8	$1,677.3
Increase/(decrease) in sales volumes	31.8	41.9	—	73.7	4.7	(11.1)	—	67.3
Increase/(decrease) in finished product prices	(71.8)	13.7	—	(58.1)	(9.1)	3.1	—	(64.1)
Increase/(decrease) due to currency exchange rates	5.9	15.1	0.6	21.6	0.1	—	0.1	21.8
Freight revenue (1)	(27.2)	(42.2)	(3.7)	(73.1)	(8.2)	(15.6)	—	(96.9)
Other change (2)	—	—	(124.9)	(124.9)	—	—	(13.1)	(138.0)
Total change	(61.3)	28.5	(128.0)	(160.8)	(12.5)	(23.6)	(13.0)	(209.9)
Net sales nine months ended September 29, 2018	$423.1	$641.2	$87.8	$1,152.1	$123.6	$135.9	$55.8	$1,467.4

(1)
The decrease in freight revenue represents the impact from adoption of the new revenue standard on current year Feed Segment revenue as compared to the same period in fiscal 2017. See note 19 for impact on consolidated financial statements.

(2) The decrease in other rendering net sales is primarily a result of the Company's sale of a portion of its interest in a majority owned consolidated subsidiary operating in cattle hides as part of its European operations, which resulted in the foreign subsidiary being deconsolidated and accounted for using the equity method of accounting, effective January 2018. In addition, the decrease in other net sales is due to the sale of the Company's industrial residuals business in May 2018.

Margins. In the Feed Ingredients segment for the nine months ended September 29, 2018, the gross margin percentage increased to 23.4% as compared to 22.2% for the same period of fiscal 2017. The increase in fiscal 2018 is primarily due to the new revenue standard whereby the Company no longer includes billed freight in revenue, as it did in fiscal 2017.

Segment operating income. Feed Ingredients operating income for the nine months ended September 29, 2018 was $70.8 million, a decrease of $34.6 million or (32.8)% as compared to the nine months ended September 30, 2017. Segment operating income was down in the nine months ended September 29, 2018 as compared to the same period in fiscal 2017 due to lower finished fat product prices and higher depreciation charges from increased capital expenditures that more than offset increased raw material volumes.

Food Ingredients Segment

Raw material volume. Overall, for the nine months ended September 29, 2018, the raw material processed by the Company's Food Ingredients segment totaled 854,000 metric tons. As compared to the nine months ended September 30, 2017, overall raw material volume processed in the Food Ingredients segment increased by approximately 6.6%.

Sales. Overall sales increased in the Food Ingredients segment as a result of currency exchange rates that more than offset lower sales due to the permanent shut down of the Company's Hurlingham, Argentina gelatin plant and a more competitive European gelatin market and lower edible fat sales prices.

Margins. In the Food Ingredients segment for the nine months ended September 29, 2018, the gross margin percentage decreased to 19.2% as compared to 20.5% during the comparable period of fiscal 2017. The decrease is primarily resulting from lower margins from European gelatin due to lower sales volumes and pressure on margins from export sales, combined with an increase of raw material prices for casings and a decrease of edible fat sales prices.

Segment operating income. Food Ingredients operating income was $19.2 million for the nine months ended September 29, 2018, a decrease of $21.3 million or (52.6)% as compared to the nine months ended September 30, 2017. This decrease was primarily due to the restructuring and impairment charges incurred as a result of the Hurlingham, Argentina gelatin plant shut down and lower earnings in the European gelatin market. The Company's edible fat prices were lower as a result of competing fat markets as compared to the same period in fiscal 2017. The casings business delivered slightly lower earnings due to an increase of raw material prices as compared to the same period in fiscal 2017.

Fuel Ingredients Segment

Raw material volume. Overall, in the nine months ended September 29, 2018, the raw material processed by the Company's Fuel Ingredients segment totaled 856,000 metric tons. As compared to the nine months ended September 30, 2017, overall raw material volume processed in the Fuel Ingredients segment decreased by approximately (5.1)%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily in North America due to the reinstated fiscal 2017 blenders tax credits recorded in the first quarter of fiscal 2018 of approximately $12.6 million as compared to no blenders tax credits in the same period in fiscal 2017 and higher sales volumes at Ecoson.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the nine months ended September 29, 2018, the gross margin percentage increased to 22.3% as compared to 18.0% for the comparable period of fiscal 2017. The increase is primarily due to the reinstated fiscal 2017 blenders tax credits in North America recorded in the first quarter of fiscal 2018.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment income for the nine months ended September 29, 2018 was $26.7 million, an increase of $20.8 million or 352.5% as compared to the same period in fiscal 2017. The increase in earnings is primarily due to the reinstated fiscal 2017 blenders tax credits in North America of approximately $12.6 million recorded in the first quarter of fiscal 2018 as compared to the lack of blenders tax credits in the same period of fiscal 2017 and higher overall sales prices and strong demand from biodiesel industries.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the nine months ended September 29, 2018 was $136.3 million, as compared to segment income of $21.8 million in the same period of 2017. The increase of $114.5 million was primarily related to reinstated fiscal 2017 blenders tax credits recorded in the first quarter of fiscal 2018 as compared to the lack of blenders tax credits in the same period of fiscal 2017.

Foreign Currency

During the first nine months of fiscal 2018, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2017. Using actual results for nine months ended September 29, 2018 and using the prior year's average currency rate for the nine months ended September 30, 2017, foreign currency translation would result in a decrease in operating income of approximately $10.8 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the nine months ended September 30, 2017 of €1.00:USD$1.11 and CAD$1.00:USD$0.77 as compared to the average rate for the nine months ended September 29, 2018 of €1.00:USD$1.20 and CAD$1.00:USD$0.78, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $37.2 million during the nine months ended September 29, 2018, compared to $38.2 million during the nine months ended September 30, 2017, a decrease of $1.0 million. The decrease was primarily due to a decrease in overall expenses that more than offset higher performance based compensation expense as compared to the nine months ended September 30, 2017.

Depreciation and Amortization.  Depreciation and amortization charges decreased slightly by $0.8 million to $7.9 million during the nine months ended September 29, 2018, as compared to $8.6 million during the nine months ended September 30, 2017.  The decrease is due to certain of the Company's corporate assets becoming fully depreciated in fiscal 2017.

Interest Expense. Interest expense was $66.2 million during the nine months ended September 29, 2018, compared to $66.7 million during the nine months ended September 30, 2017, a decrease of $0.5 million. The decrease is primarily due to lower amortization of deferred loan costs as compared to the prior year.

Debt Extinguishment costs. Debt extinguishment costs were $23.5 million during the nine months ended September 29, 2018, compared to none in the nine months ended September 30, 2017. The costs in 2018 were due to tender and redemption premiums and the write-off of deferred loan costs related to the retirement of the 4.75% Senior Notes.

Foreign Currency Losses.  Foreign currency losses were $7.1 million during the nine months ended September 29, 2018, as compared to $4.4 million for the nine months ended September 30, 2017. The increase in currency losses was primarily due to losses on non-designated foreign exchange hedge contracts as compared to the same period in fiscal 2017.

Loss on Disposal of Subsidiaries.  Loss on disposal of subsidiaries primarily represents a loss recorded from the sale of TRS during the nine months ended September 29, 2018 that more than offset a gain recorded on the liquidation of a majority owned foreign joint venture.

Other Expense, net. Other expense was $4.1 million in the nine months ended September 29, 2018, compared to $8.4 million in the nine months ended September 30, 2017.  This decrease was due to a decrease in non-service cost component of pension expense, decrease in casualty losses and a decrease from legal settlement charge in the prior year that more than offset an increase in hedge ineffectiveness expense.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the nine months ended September 29, 2018. The net income for the nine months ended September 29, 2018 was $109.6 million compared to $16.7 million for the nine months ended September 30, 2017. The $92.9 million increase is primarily due to the reinstated fiscal 2017 blenders tax credits being recorded in the first quarter of fiscal 2018 by the DGD Joint Venture as compared to no blenders tax credits recorded at the DGD Joint Venture in the first nine months of fiscal 2017.

Income Taxes. The Company recorded income tax expense of $4.0 million for the nine months ended September 29, 2018, compared to $15.9 million of income tax expense recorded in the nine months ended September 30, 2017, a decrease of $11.9 million. The effective tax rate for the nine months ended September 29, 2018 was 5.9%. The effective tax rate for the nine months ended September 29, 2018 differs from the statutory rate of 21% due primarily to the retroactive reenactment of the biofuel tax incentive for 2017 during the first quarter of 2018 offset by the impact of certain losses, including the TRS sale and shut-down of the Company's Hurlingham, Argentina gelatin plant, that provided no tax benefit. The effective tax rate for the nine months ended September 30, 2017 was 37.5%. The effective tax rate for the nine months ended September 30, 2017 differed from the statutory rate of 35% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), Subpart F income, losses that provided no tax benefit and discrete items including the favorable settlement of an audit. The Company's effective tax rate excluding the biofuel tax incentive, the impact of certain losses, including the TRS sale and the shut-down of the Company's Hurlingham, Argentina plant, that provided no tax benefit and other discrete items is 27.8% for the nine months ended September 29, 2018, compared to 36.3% for the nine months ended September 30, 2017, a decrease of 8.5% primarily due to the reduction in the U.S. federal tax rate from 35% to 21%, the relative mix of earnings among jurisdictions with the different tax rates (including foreign withholding taxes and state income taxes ) and Subpart F income.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended September 29, 2018 Compared to Three Months Ended September 30, 2017 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Nine Months of Fiscal 2018 As Compared to First Nine Months of Fiscal 2017

	Nine Months Ended
(dollars in thousands)	September 29, 2018	September 30, 2017
Net income/(loss) attributable to Darling	$60,848	$22,739
Depreciation and amortization	235,915	221,306
Interest expense	66,220	66,657
Income tax expense/(benefit)	3,992	15,856
Restructuring and impairment charges	14,965	—
Foreign currency loss/(gain)	7,082	4,430
Other expense/(income), net	4,103	8,383
Debt extinguishment costs	23,509	—
Loss/(gain) on disposal of subsidiaries	12,500	—
Equity in net (income)/loss of unconsolidated subsidiaries	(109,598)	(16,669)
Net income attributable to non-controlling interests	2,952	3,671
Adjusted EBITDA	$322,488	$326,373

Foreign currency exchange impact (1)	(10,844)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$311,644	$326,373

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$118,745	$28,013

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the nine months ended September 29, 2018 of €1.00:USD$1.20 and CAD$1.00:USD$0.78 as compared to the average rate for the nine months ended September 30, 2017 of €1.00:USD$1.11 and CAD$1.00:USD$0.77, respectively.

For the nine months ended September 29, 2018, the Company generated Adjusted EBITDA of $322.5 million, as compared to $326.4 million in the same period in fiscal 2017. The decrease is primarily attributable to lower finished product prices in fiscal 2018 as compared to the same period in fiscal 2017.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $311.6 million in the nine months ended September 29, 2018, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $326.4 million in the same period in fiscal 2017.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 3 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at September 29, 2018. On September 29, 2018, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(5,240)
Carrying value of 5.375% Notes due 2022	$494,760

3.625 % Notes due 2026 - Denominated in euros	$596,499
Less unamortized deferred loan costs	(8,486)
Carrying value of 3.625% Notes due 2026	$588,013

Amended Credit Agreement:
Term Loan A	$79,033
Less unamortized deferred loan costs	(447)
Carrying value of Term Loan A	78,586

Term Loan B	$495,000
Less unamortized deferred loan costs	(9,364)
Carrying value of Term Loan B	$485,636

Revolving Credit Facility:
Maximum availability	$1,000,000
Borrowings outstanding	23,000
Letters of credit issued	23,070
Availability	$953,930

Other Debt	$9,234

During the first nine months of fiscal 2018, the U.S. dollar strengthened as compared to the euro and the Canadian dollar. Using the euro and Canadian dollar based debt outstanding at September 29, 2018 and comparing the closing balance sheet rates at September 29, 2018 to those at December 30, 2017, the U.S. dollar debt balances of euro based debt decreased by approximately $20.6 million and Canadian based debt decreased by approximately $1.6 million, respectively, at September 29, 2018. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at September 29, 2018 of €1.00:USD$1.15825 and CAD$1.00:USD$0.768504 as compared to the closing balance sheet rate at December 30, 2017 of €1.00:USD$1.19875 and CAD$1.00:USD$0.797970, respectively.

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

•
As of September 29, 2018, the Company had unused capacity of $953.9 million under the revolving loan facility, taking into account that the Company had $23.0 million in outstanding borrowings and letters of credit issued of $23.1 million.

•
As of September 29, 2018, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$103.4 million and $156.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments which commenced on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021.

•
As of September 29, 2018, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $30.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

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

The classification of long-term debt in the Company’s September 29, 2018 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of September 29, 2018, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On September 29, 2018, the Company had working capital of $392.6 million and its working capital ratio was 1.81 to 1 compared to working capital of $397.0 million and a working capital ratio of 1.71 to 1 on December 30, 2017.  As of September 29, 2018, the Company had unrestricted cash of $81.5 million and funds available under the revolving credit facility of $953.9 million, compared to unrestricted cash of $106.8 million and funds available under the revolving credit facility of $976.0 million at December 30, 2017. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $199.7 million for the first nine months ended September 29, 2018, as compared to net cash provided by operating activities of $268.8 million for the first nine months ended September 30, 2017, a decrease of $69.1 million due primarily to changes in operating assets and liabilities that includes a decrease in accounts payable and accrued expenses of approximately $62.9 million and a decrease in income taxes refundable/payable of approximately $28.1 million, that more than offset an increase in accounts receivable of approximately $15.0 million and an increase in inventories and prepaid expenses of approximately $5.1 million.  Cash used by investing activities was $188.9 million for the first nine months ended September 29, 2018, compared to $210.7 million for the first nine months ended September 30, 2017, a decrease in cash used by investing activities of $21.8 million, primarily due to cash proceeds from sale of investments in subsidiaries that more than offset an increase in cash paid for acquisitions and capital asset spending.  Net cash used by financing activities was $29.9 million for the first nine months ended September 29, 2018, compared to net cash used by financing activities of $79.2 million for the first nine months ended September 30, 2017, a decrease in net cash used by financing activities of $49.3 million, primarily due to less net overall payments made for long-term debt in the first nine months ended September 29, 2018 as compared to the first nine months ended September 30, 2017.

Capital expenditures of $213.7 million were made during the first nine months of fiscal 2018, compared to $196.4 million in the first nine months of fiscal 2017, for a net increase of $17.3 million or 8.8%.  The Company expects to incur additional capital expenditures of approximately $119.0 million for the remainder of fiscal 2018 including new construction. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $22.5 million and $16.0 million during the first nine months ended September 29, 2018 and September 30, 2017, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2018, the Company has accrued approximately $11.4 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at September 29, 2018.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.2 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.6 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended September 29, 2018 of approximately $1.0 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended September 29, 2018 of approximately $1.8 million.

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

DGD Joint Venture

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the DGD Facility, which as a result of the recent expanded capacity is now capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Facility reached mechanical completion and began the production of renewable diesel in late June 2013.

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, ("Darling Green") and a third party Diamond Alternative Energy, LLC ("Diamond Alternative" and together with Darling Green, the "DGD Lenders") entered into a revolving loan agreement (the "DGD Loan Agreement") with the DGD Joint Venture Opco. The DGD Lenders have committed to make loans available to Opco in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by Opco under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on December 31, 2018, unless extended by agreement of the parties. As of September 29, 2018, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partners, evaluates its capital structure from time to time, including opportunities to refinance the joint venture.

Future dividend distributions from the DGD Joint Venture to the joint venture partners are expected to be made based on the DGD Joint Venture's available cash and capital needs. During the nine months ended September 29, 2018, the DGD Joint Venture made dividend distributions to each partner in the amount of $25.0 million.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of September 29, 2018, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $358.6 million included on the consolidated balance sheet.

In April 2016, the Company announced the planned expansion of the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons. Final engineering and cost analysis for the project were completed during the third quarter of fiscal 2016. The final cost for the project was approximately $211 million, which has been fully funded by DGD Joint Venture cash flow. The project was completed and start-up occurred in August 2018; however, during startup a problem occurred which damaged the catalyst in one of the units. As a result, the unit operated less efficiently during August and September with the plant being taken off line to replace the catalyst in the first 10 days of October. After that outage to replace the catalyst, the plant resumed production and the DGD Joint Venture expects to operate at full capacity throughout the remainder of the year. The expansion also included expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide.

The joint venture partners recently approved the DGD Joint Venture moving forward with another expansion project, which will grow the facility's annual production capacity by an additional 400 million gallons from the current capacity of 275 million gallons of renewable diesel to 675 million gallons of renewable diesel and provide the capability to separate naphtha for sale into low carbon fuel markets. This expansion project is expected to be funded by DGD cash flow. DGD estimates completion and startup in the fourth quarter of 2021. The expansion will be in the form of a parallel facility located next to the current facility. Accordingly, DGD expects that the completion and startup of the new facility will not impact the operations of the current facility. The planned expansion will also include expanded inbound and outbound logistics for servicing the many developing low carbon fuel markets around North America and the globe. The total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2018, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2018 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24 month period; however, the Board has subsequently extended the program for an additional 36 month period and increased the amount of the program to $200.0 million. Accordingly, repurchases may occur through August 13, 2020, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and, as of the date of the filing of this report, has $200.0 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $59.9 million of commodity products consisting of approximately $34.4 million of finished products, approximately $20.9 million of natural gas and diesel fuel and approximately $4.6 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 29, 2018.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2018, in accordance with accounting principles generally accepted in the U.S.

Based upon the underlying lease agreements, the Company expects to pay approximately $42.3 million in operating lease obligations during the next twelve months, which are not included in liabilities on the Company’s balance sheet at September 29, 2018.  These lease obligations are included in cost of sales or selling, general and administrative expense as the underlying lease obligation comes due, in accordance with GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at September 29, 2018 (in thousands):

Other commercial commitments:
Standby letters of credit	$23,070
Foreign bank guarantees	17,988
Total other commercial commitments:	$41,058

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 27, 2018.

Based on the Company’s annual impairment testing at October 28, 2017, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 28, 2017, the fair value of six of the Company's nine reporting units was less than 30% in excess of its carrying value. There were no reporting units with a carrying value less than 10% of the estimated fair value.  The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these six reporting units was approximately $706.2 million.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. As of September 29, 2018, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements for public companies. The principal change to the Company's financial reporting will be the inclusion of the annual disclosure requirements of changes in stockholders' equity in Rule 3-04 of Regulation S-X to interim periods. The

Company will adopt the new rule beginning with the Company's financial reporting for the quarter ended March 30, 2019. Upon adoption , the Company will include the Company's consolidated statements of stockholders' equity in each quarterly filing on Form 10-Q.

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends Subtopic 350-40, Intangibles - Goodwill and Other Internal - Use Software, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of this standard.

In August 2018, the FASB issued ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The standard is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard.

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurements. This ASU amends Topic 820, Fair Value Measurement, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this standard.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvement to Accounting for Hedging Activities. This ASU amends Topic 815, Derivatives and Hedging, which is intended to more closely align hedge accounting with companies' risk management strategies and simplify the application of hedge accounting. The guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods therein, with early adoption permitted. The Company will be required to apply the guidance on a cumulative-effect basis with adjustment to retained earnings as of the beginning of the fiscal year of adoption with disclosure on a prospective basis. The initial adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. However, in July 2018, the FASB issued ASU No. 2018-11, allowing entities to elect a simplified transition approach whereby they would apply the provisions of the new guidance at the adoption date. The Company expects to adopt the new standard on December 30, 2018 and use the effective date as the Company's date of initial application and consequently, financial information will not be updated and the disclosures required under the this ASU will not be provided for dates and periods before December 30, 2018. The Company has begun the implementation of a new software to manage its leases and is in the process of identification and entry of leases into the new software. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets and disclosures, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements of operations or cash flows. At this time, the Company expects to elect the package of expedients, which permits the Company not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight. The Company is unable to reasonably estimate the increase in total assets or total liabilities, which will be material.

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere, such as the recent African Swine Fever (“ASF”) outbreak in China; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully, including the Company's ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on

Form 10-K for the fiscal year ended December 30, 2017. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At September 29, 2018, the Company had corn option contracts, soybean meal option contracts and foreign exchange forward contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first nine months of fiscal 2018, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted peptan sales in currencies other than the functional currency through the fourth quarter of fiscal 2019. As of September 29, 2018, the aggregate fair value of these foreign exchange contracts was approximately $0.5 million and is included in other current assets and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss for the effective portion.

In the first nine months of fiscal 2018, the Company entered into soybean meal option contracts that are considered cash flow hedges. Under the terms of the soybean meal option contracts, the Company hedged a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2018. As of September 29, 2018, the aggregate fair value of these soybean meal option contracts was approximately $0.4 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss for the effective portion.

In fiscal 2017 and the first nine months of fiscal 2018, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2018. As of September 29, 2018, the aggregate fair value of these corn option contracts was less than approximately $0.7 million and is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss for the effective portion. From time to time, the Company may enter into corn option contracts in the future. Gains and losses arising from open and closed portions of these contracts may have a significant impact on the Company's income if there is significant volatility in the price of corn.

As of September 29, 2018, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	59,258	Euro	12,536	4.30 - 5.04	$14,749
Brazilian real	242,809	U.S. dollar	58,903	3.45 - 4.28	58,903
Euro	109,577	U.S. dollar	129,276	1.16 - 1.25	129,276
Euro	19,425	Polish zloty	83,780	4.30 - 4.33	22,499
Euro	5,592	Japanese yen	734,893	127.58 - 135.68	6,477
Euro	34,973	Chinese renminbi	284,178	7.95 - 8.14	40,507
Euro	12,284	Australian dollar	19,850	1.62	14,229
Euro	3,191	British pound	2,833	0.88 - 0.90	3,695
Polish zloty	21,742	Euro	5,046	4.31	5,896
British pound	161	Euro	179	0.90	210
British pound	106	U.S. dollar	81	0.76	81
Japanese yen	184,030	U.S. dollar	1,674	103.66 - 111.61	1,674
U.S. dollar	692	Japanese yen	78,000	112.65	692
					$298,888

The above foreign currency contracts mature within one year and include hedges on approximately $49.0 million of intercompany notes. The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $0.9 million and are included in other current assets and accrued expenses at September 29, 2018.

Additionally, the Company had corn options contracts and forward contracts that are marked to market because they did not qualify for hedge accounting at September 29, 2018. These contracts have an aggregate fair value of approximately $0.2 million and are included in other current assets and accrued expenses at September 29, 2018.

As of September 29, 2018, the Company had forward purchase agreements in place for purchases of approximately $20.9 million of natural gas and diesel fuel and approximately $4.6 million of other commitments in fiscal 2018. As of September 29, 2018, the Company had forward purchase agreements in place for purchases of approximately $34.4 million of finished product in fiscal 2018.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2018

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 on pages 24 through 25 of this Form 10-Q and is incorporated herein by reference.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 29, 2018 and December 30, 2017; (ii) Consolidated Statements of Operations for the three and nine months ended September 29, 2018 and September 30, 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2018 and September 30, 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended September 29, 2018 and September 30, 2017; (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 6, 2018	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)