Form 10-K
period 2018-12-29
DARLING INGREDIENTS INC.
filed 2019-02-27
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    X         No ____

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit files).        Yes    X        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

As of the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $3,227,519,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 164,661,675 shares of common stock, $0.01 par value, outstanding at February 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2019 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2018

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

OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed and fuel ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. In fiscal 2018, the Company generated $3.4 billion in revenues and $101.5 million in net income attributable to Darling.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 135 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), meat products for the pet food industry, blood products (plasma and whole blood), collagen, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. In the United States, Darling operates a biodiesel facility and is a partner with Valero Energy Corporation in Diamond Green Diesel, a renewable diesel facility, both of which convert used cooking oils into valuable biofuel products. In Canada, the Company operates under the name Rothsay, which is a leading recycler of animal by-products and producer of biodiesel. Rothsay processes raw materials into finished fat and protein products for use in animal feed, pet food, biodiesel, fertilizer and other ingredients and manufactures biodiesel for domestic and international markets. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec.

Europe, China, Australia and South America

Darling Ingredients International, our subsidiary, is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 62 production facilities across five continents covering all aspects of animal by-product processing through five brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy and fertilizer), Rousselot (collagen) and CTH (natural casings). Darling Ingredients International's specialized portfolio of over 320 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s rendering and specialties business has leading positions across Europe and China with European operations in the Netherlands, Belgium, Germany, Poland and Italy under the Ecoson, Rendac and Sonac brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot is a global leading market provider of collagen for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

Operating Segments

The Company's business operates within three reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (viii) the provision of grease trap services to food service establishments. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the collagen industry and bone ash. Collagens and collagens produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutriceutical, food, pet food, and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 2 to the Company's Consolidated Financial Statements for the period ended December 29, 2018 included herein, (ii) the conversion of animal fats and recycled greases into biodiesel in North America, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (v) the processing of manure into natural bio-phosphate in Europe.

For financial information about our operating segments and geographic areas, refer to Note 21 and Note 22 to the Company's Consolidated Financial Statements for the period ended December 29, 2018 included herein.

Fiscal 2018 Net External Sales

Darling’s net external sales from fiscal 2018 continuing operations by operating segment were as follows (in thousands):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
Net sales:
Feed Ingredients	$1,952,555	57.7%	$2,239,492	61.1%	$2,089,145	61.6%
Food Ingredients	1,139,126	33.6	1,156,976	31.6	1,055,725	31.1
Fuel Ingredients	296,045	8.7	265,783	7.3	247,058	7.3
Total	$3,387,726	100.0%	$3,662,251	100.0%	$3,391,928	100.0%

OPERATIONS

Feed Ingredients Segment

Our Feed Ingredients segment consists principally of (i) our U.S. ingredients business, including our fats and proteins, used cooking oil, and trap grease collection business, the Rothsay ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats and plasma products) and (ii) our bakery residuals business.

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

In North America, we also collect used cooking oil from and service grease traps at restaurants, food service establishments and grocery stores. Used cooking oil is heated, settled, and purified for use as an animal feed additive or is further processed into biodiesel. Products derived from used cooking oil include YG, biodiesel, and Fat for Fuel®, which uses grease as a fuel source for industrial boilers and dryers. Many of our customers operate stores that are part of national chains. Used cooking oil from food service establishments is placed in various sizes and types of containers that we supply. In some instances, these containers are unloaded directly onto our trucks, while in other instances used cooking oil is pumped through a vacuum hose into the truck.  We provide several types of containers, for used cooking oil collection to food service establishments, which are proprietary self-contained collection systems that are housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve. The frequency of all forms of used cooking oil collection is determined by the volume of oil generated by the food service establishment. We collect and transport trap grease to waste treatment centers. We provide our customers with a comprehensive set of solutions to their trap grease disposal needs, including manifests for regulatory compliance, computerized routing for consistent cleaning and comprehensive trap cleaning.

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

Bakery Residuals

The Company is a leading processor of bakery residuals in the United States.  The bakery residuals division, which operates solely in the United States, collects bakery residual materials and processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry and swine rations.

Raw materials: Bakery residuals are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits.  The Company collects these materials by bulk loading onsite at the bakeries utilizing proprietary equipment, the majority of which is designed, engineered, manufactured and installed by us.  All of the bakery residual that the Company collects is bulk loaded, which we believe represents a significant advantage over competitors that receive a large percentage of raw materials from less efficient, manual methods.  The receipt of bulk-loaded bakery residual allows us to significantly streamline our bakery recycling process, reduce personnel costs, and maximize freight savings by hauling more tons per load.

Processing operations: The highly automated bakery residuals production process involves sorting and separating raw material, mixing it to produce the appropriate nutritional content, drying it to reduce excess moisture, and grinding it to the consistency of animal feed.  During the bakery residual process, packaging materials are removed.  The packaging material is fed into a combustion chamber along with sawdust, and heat is produced.  This heat is used in the dryers to remove moisture from the raw materials that have been partially ground.  Finally, the dried meal is ground to the specified granularity.  The finished product, which is continually tested to ensure that the caloric and nutrient contents meet specifications, is a nutritious additive used in animal feed.

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

Food Ingredients Segment

Our Food Ingredients segment consists principally of (i) the collagen business conducted by Darling Ingredients International under the Rousselot name, (ii) the natural casings and meat by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.

Collagen

Rousselot is a global leading market provider of collagen for the food, nutritional pharmaceutical and technical (e.g., photographic) industries with operations in Europe, China, South America and the United States. Rousselot has a network of 11 production plants and 7 sales locations, covering sales into more than 75 countries. With the Rousselot collagen business, the Company is part of the growing global collagen market. Collagen is a functional ingredient, which means that it has a role in the end product by adding a critical property to it that is largely non-substitutable. Collagen is used in a large variety of end products, but only small amounts are used in most products. Currently, available substitutes are limited and do not have the broad functionality required for most usages. Rousselot collagen products have higher sales prices relative to the Company’s other end products, but comprise a minimal portion of the cost of final products in many segments, for example the pharmaceutical end markets. We believe many end customers focus on collagen quality and consistency, supply reliability, application know-how and regulatory support and are therefore relatively less price sensitive to collagen products. Rousselot’s profitability is mainly driven by its ability to timely transfer increases in net raw materials costs to its customers in order to realize a relatively stable added value per kilogram of collagen, in combination with a strong focus on operations excellence and product quality. Rousselot is involved in all four types of collagen (pigskin, hide, bone and fish). Raw material prices are mainly driven by the availability and quality of raw material, and sales prices are mainly driven by market demand and the expected availability of collagen supply. As such, securing sufficient raw material positions is key to the business. Rousselot enters into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot markets its hydrolyzed collagen under the “Peptan” brand; this fast-growing specialty ingredient is positioned specifically towards nutritional supplement customers focusing on improved bone, joint and skin health.

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

Other Specialty Products

In addition, our Food Ingredients segment includes the Sonac bone, heparin and edible fat businesses currently operated by Darling Ingredients International under the Sonac name:

•	Sonac Fat primarily melts, refines and packages animal fat into food grade fat for the food markets.

•	Sonac Bone processes porcine bones into fat, bone protein, glue, bone ash and bone chips for the feed, pet food, food and collagen industries.

•	Sonac Heparin extracts crude heparin from hydrolyzed mucosa for application in the pharmaceutical industry.

Fuel Ingredients Segment

Our Fuel Ingredients segment consists of (i) our investment in the DGD Joint Venture, (ii) our biofuel business conducted under the Dar Pro® and Rothsay names and (iii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Diamond Green Diesel

The DGD Joint Venture commenced operations in June 2013. The DGD Joint Venture operates a renewable diesel plant (the “DGD Facility”) located in Norco, Louisiana capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. We account for the DGD Joint Venture as an “investment in unconsolidated subsidiary.” The DGD Joint Venture operates the DGD Facility, which converts animal fats and used cooking oils, which are supplied in part by us, and other feedstocks that become economically and commercially viable, such as inedible corn oil and soybean oil, into renewable diesel. The DGD Facility uses an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group designed to convert approximately 2.3 billion pounds per year of feedstocks into renewable diesel and certain other co-products. The Diamond Green Diesel renewable diesel product is sold to refiners under the Diamond Green Diesel® name to be blended with diesel fuel and is interchangeable with diesel produced from petroleum. For 2017, 2016 and 2015, biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing 0.1% diesel fuel. As a blender, the DGD Joint Venture has recorded approximately $160.4 million (received retroactively in fiscal 2018) and $160.6 million of blenders tax credits for fiscal 2017 and 2016, respectively, with Darling's portion equaling 50%. Although the blenders tax credits expired on December 31, 2016, in February 2018 they were retroactively reinstated for calendar year 2017. However, to date the blenders tax credits have not been extended and are therefore at risk for calendar year 2018 and into the future. In August 2018, the DGD Joint Venture completed an expansion project that increased the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons and expanded outbound logistics for servicing the many developing low carbon fuel markets around North

America and worldwide. In November 2018, the joint venture partners approved the DGD Joint Venture moving forward with another expansion project, which is expected to grow the facility's annual production capacity by an additional 400 million gallons from the current capacity of 275 million gallons of renewable diesel to 675 million gallons of renewable diesel and provide the capability to separate naphtha for sale into low carbon fuel markets. This expansion project is expected to be funded by the DGD Joint Venture cash flow. The DGD Joint Venture estimates completion and startup in the fourth quarter of 2021. The expansion will be in the form of a parallel facility located next to the current facility. The planned expansion will also include expanded inbound and outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. The total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion.

Biofuel

We produce biodiesel at our facilities in the United States and Canada. In the United States, we use a portion of our rendered animal fats and recycled cooking oils, as well as third-party additives, to produce Bio G-3000™ Premium Diesel Fuel. We have the annual capacity to produce approximately two million gallons of Bio G-3000™ at our facility in Butler, Kentucky. Our facility in Sainte-Catherine, Quebec also processes tallow and recycled cooking oils produced by us into biodiesel. The Rothsay Quebec facility has a current annual capacity to produce approximately 14 million gallons a year. Our biodiesel product is sold to our internal divisions, as well as to commercial biodiesel blenders in the United States and Canada, to be used as biodiesel fuel, a clean burning additive for diesel fuel, or as a biodegradable solvent or cleaning agent.

Bioenergy

In Europe, Ecoson produces green power from biogas production out of organic sludge and food waste for combined heat plant installations.  Ecoson is the largest industrial digestion operation in the Netherlands, with an output matching the annual use of energy needs of approximately 10,300 households. In addition, Ecoson's fat refinery produces refined fats and fatty acids. In fiscal 2014, Ecoson commenced the processing of manure into natural biophosphate for use as fertilizer and green gas.

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

A majority of our U.S. North American volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. A majority of Rothsay’s North American volume of rendering raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices. Although Darling Ingredients International, in general, has no long term contracts with its key suppliers, it has procured a series of three-year supply agreements with VION’s foods division (“VION Food”) that became effective in fiscal 2018. In fiscal 2018 VION Food provided approximately 11% of Darling Ingredients International’s raw material supply (based on raw materials procured in fiscal 2018). Approximately 83% of Darling's U.S. North American volume of raw materials in fiscal 2018 was acquired on a "formula" basis.

Certain of the Company's geographic regions facilities are highly dependent on one or a few suppliers.  During the 2018 fiscal year, the Company's 10 largest raw materials suppliers in North America accounted for approximately 30% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 6% of the total raw material processed in North America. In Europe, the Company's 10 largest raw material suppliers accounted for approximately 33% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 13% of the total raw material processed in Europe. In China, the Company's 10 largest raw material suppliers accounted for approximately 32% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 11% of the total raw material processed in China. In South America, the Company's 10 largest raw material suppliers accounted for approximately 71% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 16% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.”  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected.  (See “Risk Factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas and at our regional office in Cold Spring, Kentucky.  Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. Where appropriate, we coordinate international sales of common products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale, and assists in the distribution of, most finished products produced at our processing plants.  The Company also sells its finished products internationally directly to customers or, in some cases, through commodities brokers and agents. We market certain of our finished products under our Dar Pro Ingredients brand, certain specialty products under the Sonac name, collagen products under the Rousselot name and natural casings and meat by-products under the CTH name. See Note 22 of Notes to Consolidated Financial Statements for a breakdown of the Company’s sales by geographic regions.

The Company sells finished products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing.  Certain of our finished products are ingredients that compete with alternatives, such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil, based on nutritional and functional values; therefore, the actual pricing for those finished products, as well as competing products, can be quite volatile.  While the Company's principal finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables us to sell into the market with the highest return. The Company's premium, value-added and branded products command significantly higher pricing relative to the Company's principal finished product lines due to their enhanced nutritional content, which is a function of the Company's specialized processing techniques. Customers for our premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses.  Feed mills purchase meals, fats, blood products, and Cookie Meal® for use as feed ingredients. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content.  As a result, pet food manufacturers typically purchase only premium or value-added products under supply contracts with us. Oleo-chemical producers use fats as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Darling Ingredients International’s premium, value-added and branded products also command higher pricing, including with respect to collagen, natural casings, meat by-products, edible fat, heparin and specialty plasma products.

We obtain payment protection for most of our global export sales by requiring payment before shipment, either through bank letters of credit or cash against documents at the origin of the sale or guarantees of payment from government agencies. For U.S. sales, we are ordinarily paid for products in U.S. dollars and have not experienced any material currency translation losses or any material foreign exchange control difficulties. Darling Ingredients International’s product sales are generally denominated in the local currency. However, in certain markets (such as South America), some product sales are denominated in non-functional currencies, such as U.S. dollars and euros. Darling Ingredients International hedges a portionnon-functional currency product sales.

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

Finished products produced by the Company are shipped primarily by truck or rail from our plants shortly following production.  While there can be some temporary inventory accumulations at various North American and international locations, particularly port locations for export shipments, with the exception of collagen and natural casings, inventories rarely exceed three weeks’ production and, therefore, we use limited working capital to carry those inventories. Our limited inventories also reduce our exposure to fluctuations in finished-product prices. With respect to collagen and natural casings, Darling Ingredients International, in contrast, has historically carried much larger inventories due to the manufacturing process and market dynamics related to those products, which requires a greater amount of working capital to carry these investments. Other factors that influence competition, markets and the prices that we receive for our finished products include the quality of our finished products, consumer health consciousness, worldwide credit conditions, currency fluctuations, tariffs, and government aid and regulations.  From time to time, we enter into arrangements with our suppliers of raw materials pursuant to which these suppliers have the option to buy back our finished products at market prices.

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

The procurement of raw materials currently presents greater challenges to our business than the sale of finished products. In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” renderers (rendering operations integrated with the meat or poultry packing operation).  At the same time, there has been limited to no growth in the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as us.  In addition, the slaughter rates in the meat processing industry are subject to economic conditions and, as a result, during periods of economic decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  These factors have been offset, in part, however, by increasing environmental consciousness.  The need for food service establishments in the United States to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source.  The rendering industry is highly fragmented with a number of local slaughtering operations that provide us with raw materials. In North America, we compete with other rendering, restaurant services and bakery residual businesses, and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies, biodiesel companies, anaerobic digestion companies and others. In addition, U.S. food service establishments have increasingly experienced theft of used cooking oil.  A number of our competitors for the procurement of raw material are experienced, well-capitalized companies that have significant operating experience and historic supplier relationships.  Competition for available raw materials is based primarily on price and proximity to the supplier.

In marketing our finished products domestically and internationally, we face competition from other processors and from producers of other suitable ingredient alternatives.  However, we differentiate ourselves through the scope and depth of our product portfolio and geographic footprint. While we compete with a number of well capitalized companies across our business, such as Cargill, Inc., Tyson Foods, Inc. and JBS & Company in the U.S. products business, and others in the global collagen, bone products, and blood products business, we do not have a single competitor that we compete with across all of our products or geographies.

SEASONALITY

Although the amount of raw materials made available to us in each of our segments by our suppliers is relatively stable on a weekly basis, it is impacted by seasonal factors, including holidays, during which the availability of raw materials declines because major meat and poultry processors are not operating, and cold and other severe weather, which can hinder the collection of raw materials.  Warm weather can also adversely affect the quality of raw materials processed and our yields on production because raw material deteriorates more rapidly in warm weather than in cooler weather.  Weather can vary significantly from one year to the next and may impact the comparability of our operating results between periods. The amount of bakery residuals we process generally increases during the summer from June to September.  Collagen sales generally decline in the summer.

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

EMPLOYEES AND LABOR RELATIONS

As of December 29, 2018, the Company employed globally approximately 9,800 persons full-time. While we have no national or multi-plant union contracts, at December 29, 2018, approximately 22% of the Company's North American employees were covered by multiple collective bargaining agreements. In addition, approximately 39% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

REGULATIONS

We are subject to the rules and regulations of various federal, state, local and foreign governmental agencies including, but not limited to, the following principal governmental agencies in the following countries:

United States

•
The Food and Drug Administration (“FDA”), which regulates pharmaceutical products and food and feed safety. The FDA is responsible for enforcement of rules (21 C.F.R. 589.2000 and 589.2001, referred to herein as the “BSE Feed Rule”) to prevent the spread of bovine spongiform encephalopathy (“BSE”), which is commonly referred to as “mad cow” disease.   These regulations prohibit the use of mammalian proteins, with some exceptions, and tallow having more than 0.15% impurities in feeds for cattle, sheep and other ruminant animals. In addition, the BSE Feed Rule prohibits the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the carcasses are not inspected and passed for human consumption and the brain and spinal cord are not removed, in the feed or food for all animals.   In addition, the FDA is responsible for implementing and enforcing the Food Safety Modernization Act, which was signed into law on January 4, 2011, and gave FDA a series of powers intended to better protect human and animal health by adopting a modern, preventive and risk-based approach to food safety regulation. The FDA finalized major rules affecting the production, importation and transport of human and animal food. Management believes we are in compliance with the provisions of these rules. See Item 1A “Risk Factors - Our business may be affected by the impact of animal related disease, such as BSE and other food safety issues,” for more information regarding certain FDA rules that affect our business, including changes to the BSE Feed Rule and rules and regulations under the Food Safety Modernization Act.

•
The United States Department of Agriculture (“USDA”), which has authority over meat, poultry, and egg products and inspects producers to ensure compliance with applicable laws and regulations. Within the USDA, two agencies exercise direct regulatory oversight of our activities:

- Animal and Plant Health Inspection Service (“APHIS”) certifies facilities and claims made for exported materials to meet importing country requirements and establishes and enforces import requirements for live animals and animal by-products as well as plant products, and

- Food Safety and Inspection Service (“FSIS”) regulates sanitation and biosecurity of our facilities and our food safety programs at plants producing edible fats and meats, among other things.

On January 12, 2004, FSIS issued three interim final rules designed to enhance its BSE safeguards in order to minimize human exposure to BSE infective tissues and assure consumers of the safety of the meat supply.  These regulations prohibited non-ambulatory animals from entering the food chain, required removal of specified risk materials (“SRM”) at slaughter and prohibited carcasses from cattle tested for BSE from entering the food chain until the animals tested negative for BSE, among other provisions. On July 13, 2007, FSIS published an affirmation of the interim final rules concerning prohibition of SRMs and non-ambulatory animals and the use of stunning devices, with several amendments.

On November 19, 2007, APHIS implemented revised import regulations to allow Canadian cattle 30 months of age and older and born on or after March 1, 1999, and bovine products derived from such cattle to be imported into the United States for any use, if such cattle and products complied with specific FDA and FSIS regulations. Imports of Canadian cattle younger than 30 months of age have been allowed since March 2005. Imports of SRMs from Canadian-born cattle slaughtered in Canada are not permitted. On March 4, 2014, APHIS implemented amended import regulations concerning cattle and bovine products. The final rule established a system for classifying regions as to BSE risk that is consistent with international standards set by the World Organization for Animal Health (“OIE”), and based importation requirements for cattle and beef products on: (i) the inherent risk of BSE infectivity in the commodity to be imported and (ii) the BSE risk status of the region from which the commodity originates.

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

European Union and E.U. Member States

•
The European Commission, Directorate-General for Health and Food Safety, which is responsible for EU policy on food safety and health and for monitoring the implementation of related laws, including but not limited to food, feed, human and animal health, technical uses of animal by-products and packaging.

•
The European Medicines Agency, which is responsible for the scientific evaluation, supervision and safety monitoring of human and veterinary pharmaceutical products in the EU and establishes guidance amongst others for bovine-containing human and veterinary pharmaceutical products, and maximum residue limits.

•
The European Food Safety Authority, which advises the European Commission, the European Parliament and the EU Member States on food safety matters, including on animal feed, animal health and welfare, biological hazards and contaminants.

•
The Council of Europe, European Directorate for the Quality of Medicine and Healthcare, which establishes quality standards for safe human and veterinary pharmaceutical products in Europe by developing guidance and standards in the areas of blood transfusion, organ, cell and tissue transportation and consumer health issues.

•
The Council of Europe, European Pharmacopeia, which establishes requirements for the qualitative and quantitative composition of human and veterinary pharmaceutical products, the tests to be carried out on medicines and on substances and materials used in their production.

•
The European Commission, Directorate-General for the Environment, which is responsible for EU policy on the environment and for monitoring the implementation of related laws, including but not limited to Directive 2010/75/EU on Industrial Emissions (Integrated Pollution Prevention and Control) and the Best Available Techniques Reference Document on the Slaughterhouses and Animal By-products Industries.

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

•
The Belgian Federal Agency for the Safety of the Food Chain (FASFC) (Federal Agentschap voor de veiligheid van de voedselketen (FAVV) or Agence fédérale pour la sécurité de la chaîne alimentaire (AFSCA)), which issues permits, authorizations, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

•
In Belgium, the Public Waste Agency of Flanders (Openbare Vlaamse Afvalstoffenmaatschappij), the Soil and Waste Department of the Public Service of Wallonia (Département du Sol et des Déchets du Service Public de Wallonie) and Brussels Environment (Leefmilieu Brussel or Bruxelles Environnement), which issues permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products and food and feed production.

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

•
The United Kingdom’s Animal and Plant Health Agency issues permits, approvals and registrations to plants carrying out certain activities related to the handling of animal by-products. Feed businesses need to be approved or registered with their local authority trading standards office.

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

•	The Canadian Technical Standards and Safety Authority (“TSSA”), a non-profit organization that regulates the safety of fuels and pressure vessels and boilers.
China

•	The General Administration of Quality Supervision, Inspection and Quarantine, which supervises the import and export of food and feed.

•	The Ministry of Health of the People’s Republic of China, which establishes standards for food and pharmaceutical products.

•	The Chinese Pharmacopeia, which establishes standards for pharmaceutical products.

•	Ministry of Environmental Protection of the People's Republic of China, which regulates the environmental protection standards.

•	Ministry of Labor and Social Security of the People's Republic of China, which establishes the regulations of labor, welfare and health insurance.

•	State Administration of Work Safety, which establishes the work safety standards and regulations.

Brazil

•	The Ministry of Agriculture, Cattle and Supply (Ministério da Agricultura, Pecuária e Abastecimento), which regulates the production of collagen.

•	Ministry of Labor (Ministério do Trabalho), which regulates labor health and safety.

•	National Water Agency (ANA), which regulates waste water discharge permits.

•	State Government Agency CETESB, responsible for the control, supervision, monitoring and licensing process for pollution generating activities.

Australia

•	The Australian Quarantine and Inspection Service, which regulates the import and export of agricultural products, including animal by-products.

•	The Department of Agriculture, Fisheries and Forestry, which administers meat and animal by-product legislation.

•	PrimeSafe, which is the principal regulator of meat and animal by-product businesses in the State of Victoria.

•	The Australian Competition and Consumer Commission, which regulates Australia’s competition and consumer protection law.

•	The Australian Securities and Investments Commission, which regulates Australia’s company and financial services laws.

•	Worksafe Victoria, which is the regulator responsible for administering and enforcing occupational health and safety laws and regulations in the State of Victoria.

•	Environment Protection Authority Victoria, which administers environmental protection laws in Victoria.

•	Goulburn-Murray Rural Water Corporation, which manages allocation and use of water under local water laws in Victoria.

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

The prices available for the Company’s Food Ingredients segment’s collagen, edible fats and natural casings products are influenced by other competing ingredients, including plant-based and synthetic hydrocolloids and artificial casings. In the collagen operation, in particular, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment's collagen and casings is generally 30 to 60 days, which is substantially longer than the Company's Feed Ingredients segment's animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

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

Furthermore, an increased preference by meat processors for alternative feed ingredients, such as all vegetable diets in the case of poultry producers, could negatively impact the prices of certain of our finished products.

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

•
Concurrently, recently there has been limited to no growth in the number of small U.S. meat processors, which have historically been a dependable source of supply for non-captive or independent U.S. renderers, such as us.

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

The rendering industry is highly fragmented and both the rendering and bakery residual industries are very competitive. We compete with other rendering businesses and alternative methods of disposal of animal by-products, bakery residue and used cooking oil provided by trash haulers, waste management companies and biodiesel companies, as well as the alternative of illegal disposal. See Item 1. “Competition.” In addition, U.S. restaurants experience theft of used cooking oil, the frequency and magnitude of which increases with the rise in value of used cooking oil. Depending on market conditions, we either charge a collection fee to offset a portion of the cost incurred in collecting raw material, collect on a no pay/no charge basis or will pay for the raw material. To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of our collection fees being deemed too expensive, the payments we offer being deemed too low or otherwise, our raw material supply will decrease and our collection fee revenues will decrease, which could materially and adversely affect our business, results of operations and financial condition. In addition, the amount of raw material acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on our gross margin reported, as the Company has a substantial amount of fixed operating costs. In addition, we utilize an extensive vehicle fleet to collect and transport raw material, for which we compete with other industries for qualified drivers. The U.S. has been experiencing a growing shortage of truck drivers. Our failure to hire and retain a sufficient number of truck drivers to operate our fleet could negatively impact our ability to collect and transport raw material in an efficient and cost-effective manner.

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

We carry out transactions in a number of foreign currencies, principally the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen, the Australian dollar and the Polish zloty. To the extent possible, we attempt to match revenues and expenses in each of the currencies in which we operate. However, we will still be exposed to currency fluctuations when we translate the results of our overseas operations into U.S. dollars, our reporting currency, in the preparation of our consolidated financial statements. The exchange rates between these currencies and the U.S. dollar may fluctuate and these fluctuations may affect our U.S. dollar-denominated results of operations and financial condition even if our underlying operations and financial condition, in local currency terms, remain unchanged. While we have entered into and may from time to time enter into the use of currency hedging instruments to provide us with protection from adverse fluctuations in currency exchange rates, there can be no assurance that such instruments will successfully protect us from more pronounced swings in such exchange rates. Further, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

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

In fiscal 2018, the Company's top ten customers for finished products accounted for approximately 21% of product sales. In addition, the Company's top ten raw material suppliers accounted for approximately 23% of its raw material supply in the same period. VION Food, Darling Ingredients International’s largest raw materials supplier, accounted for approximately 11% of Darling Ingredients International’s raw materials supply in fiscal 2018. Darling Ingredients International has entered into supply agreements with VION Food pursuant to which VION Food supplies Darling Ingredients International with by-products generated by VION Food’s operations. MFI, Rothsay’s largest raw materials supplier, accounted for approximately 20% of Rothsay’s raw materials supply in fiscal 2018. In connection with the acquisition of Rothsay, we entered into a seven-year supply agreement with MFI that runs through October 27, 2020 to supply us with substantially all of the MFI raw materials processed by Rothsay prior to the sale.

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

•	imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by the U.S. against foreign countries;

•	imposition of border restrictions by foreign countries with respect to the import of poultry, beef and pork products due to animal disease or other perceived health or safety issues;

•	change in existing trade agreements, such as the North American Free Trade Agreement (NAFTA), which could negatively impact our business;

•
impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen, the Australian dollar and the Polish zloty, which may reduce the U.S. dollar value of the revenues, profits and cash flows we receive from non-U.S. markets or of our assets in non-U.S. countries or increase our supply costs, as measured in U.S. dollars in those markets;

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

In January 2011, our wholly-owned subsidiary entered into a limited liability company agreement with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD Facility, which as a result of the expansion project completed in August 2018 is now capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. The DGD Facility, which is located adjacent to Valero’s refinery in Norco, Louisiana, reached mechanical completion and began production of renewable diesel in June 2013. As of December 29, 2018, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $368.7 million included on the consolidated balance sheet. There is no assurance that the DGD Joint Venture will continue to be profitable or allow us to continue to make a return on our investment.

In August 2018, the DGD Joint Venture completed an expansion project that increased the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons and expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. In November 2018, the joint venture partners approved the DGD Joint Venture moving forward with another expansion project, which is expected to grow the facility's annual production capacity by an additional 400 million gallons from the current capacity of 275 million gallons of renewable diesel to 675 million gallons of renewable diesel and provide the capability to separate naphtha for sale into low carbon fuel markets. This expansion project is expected to be funded by DGD Joint Venture cash flow; provided, however, that in the event the DGD Joint Venture's cash flow is not sufficient to fund the project, the Company would be required to contribute to the DGD Joint Venture its proportionate share of the additional funds necessary to cover such shortfall, with such additional funding to be in the form of an equity contribution or, if agreed to by the joint venture partners, a loan. DGD estimates completion and startup of the expansion project in the fourth quarter of 2021. The expansion will be in the form of a parallel facility located next to the current facility. The planned expansion will also include expanded inbound and outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. The total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion. While construction on the expansion project is underway, there is no guarantee that unforeseen issues will not arise in connection with the completion or startup of the expansion project, and any unexpected significant changes to the scope of the project related thereto could require investment of additional financial resources by the DGD Joint Venture and/or the joint venture partners, including the Company, which could be significant.

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

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the EPA finalized regulations for RFS2 in 2010. The regulation mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012. Beyond 2012, the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the Administrator of the EPA. The volume mandates for 2018 were 2.1 billion gallons for biomass based diesel, 4.29 billion gallons for advanced biofuel and 19.29 billion gallons for renewable fuel. The EPA has also established a final volume mandate for biomass based diesel for 2019 of 2.1 billion gallons. In November 2018, the EPA finalized the volume mandates for 2019 advanced biofuel at 4.92 billion gallons and for renewable fuel at 19.92 billion gallons. In addition, the EPA affirmed the 2019 Biomass Based Diesel mandate of 2.10 billion gallons and established the 2020 Biomass Based Diesel mandate at 2.43 billion gallons. Biomass-based diesel qualifies to fulfill the biomass based diesel requirement, the non-specified portion of the advanced biofuel requirement and the total renewable fuel requirement. In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation. The EPA has determined that biofuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation. Prices for our finished products may be impacted by worldwide government policies relating to renewable fuels and GHG. Programs like RFS2 and LCFS and tax credits for biofuels both in the United States and abroad may positively impact the demand for our finished products. As a blender, the DGD Joint Venture has recorded approximately $160.4 million and $160.6 million of blenders tax credits for fiscal 2017 and 2016, respectively, with Darling's portion equaling 50%. While in fiscal 2017, the amount of tax credits for biofuels impacting the Company was material, legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations. Although the blenders tax credits expired on December 31, 2016, in February 2018 they were retroactively reinstated for calendar year 2017. However, to date the blenders tax credits have not been extended and are therefore at risk for calendar year 2018 and into the future.

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

As of December 29, 2018, our total indebtedness, including trade debt, was approximately $1.7 billion and we had undrawn commitments available for additional borrowings under the revolving loan facility included as part of our senior secured credit facilities of up to approximately $929.8 million (after giving effect to approximately $23.1 million of outstanding letters of credit). Our high level of indebtedness could have important consequences, including the following:

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

In addition, the indentures that govern our senior notes and the credit agreement governing our senior secured credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our funded indebtedness. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.375% Senior Notes due 2022” and “3.625% Senior Notes due 2026.”

Despite our existing level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness, which could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured indebtedness under the senior secured credit facilities. Although the indentures that govern the senior notes and the credit agreement governing the senior secured credit facilities contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the additional indebtedness that could be incurred in compliance with these restrictions could be substantial. To the extent that we or our subsidiaries incur additional indebtedness, the risks associated with our indebtedness, including our possible inability to service our indebtedness, could intensify. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.375% Senior Notes due 2022” and “3.625% Senior Notes due 2026.”

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

Other diseases that are highly contagious within a species, but do not affect other animals and are not transmissible to humans, such as porcine epidemic diarrhea (“PED”) virus, may significantly impact production of the susceptible livestock or poultry species in a country or region. African Swine Fever (“ASF”) is a viral and highly contagious disease affecting only pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report. In early August 2018, ASF was reported in domestic pig herds located in Northeast China and has since become widespread, infecting 23 or more Chinese Provinces. Measures to control the disease include, amongst others, marketing only swine tested and certified negative for the virus, depopulating infected herds, biosecurity regimens, restricting the movement of pigs out of infected zones or regions and export bans of live pigs. The restrictions in transportation have created serious dislocations in pork supplies and resulted in strong reduction of slaughter numbers and thereby volumes of raw material supplied to our blood processing locations in China. Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, has resulted in a temporary ban on the use of porcine plasma in pork feed which has negatively affected demand for our products as ingredients in porcine animal feed in China. ASF has also been reported in Eastern Europe since 2007, predominantly in wild boar and to a limited extent in domestic pigs. It has recently spread over long distance to Western Europe, where since September 13, 2018 ASF has been detected in approximately 50 wild boars in Belgium. As of the date of this report, this spread has been restricted to wild animals only. ASF does not infect humans and is not a food safety hazard. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal by-products, as contributing to the spread of a contagious animal disease could negatively affect demand for our products as ingredients in animal feeds in the affected country or region.

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

The FDA has put in place restrictions to prevent the spread of BSE, and certain foreign governments have also restricted exports of beef and beef products from the United States following the detection of BSE in the United States in December 2003. The sixth and most recent case of BSE was reported in a six-year-old mixed-breed beef cow on August 29, 2018. This was the second such case of BSE since the World Organization for Animal Health (the “OIE”) characterized the United States’ BSE status as one of “negligible risk” in 2013. This latest case and the previous four cases were the atypical or sporadic form of BSE, which is not spread via feed and, therefore, did not affect the “negligible BSE risk” status of the U.S. Continued concern about BSE in the United States, and other countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

With respect to human food, pet food and animal feed safety in the United States, the Food Safety Modernization Act (“FSMA”) was enacted on January 4, 2011 and gave the FDA new authorities, which became effective immediately, and directed the FDA to promulgate new regulations pursuant to the FSMA. Included among these new authorities and regulations are:

•
Mandatory recall authority for adulterated or misbranded foods where the use of or exposure to such foods is likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated or misbranded foods voluntarily. The FDA issued guidance on its mandatory recall authority in November 2018.

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

•
Section 102 of the FSMA amended facility registration requirements in the Federal Food, Drug and Cosmetic (“FD&C”) Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption, to require that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012, and that additional information be included in such registrations. FSMA also provides that, if the FDA determines that food manufactured, processed, packed, received, or held by a registered facility has a reasonable probability of causing serious adverse health consequences or death to humans or animals, the FDA may suspend the registration of a facility that created, caused, or was otherwise responsible for such reasonable probability, or knew or had reason to know of such probability and packed, received, or held the food.

•
The FDA issued final rules for preventive controls (“PCs”) for human food and animal feed (“Human Food PC Rule” and “Animal Food PC Rule,” respectively), which apply to registered FDA facilities that manufacture, process, pack and hold human or animal food and require these facilities to establish and implement written food safety plans, which include hazard analyses, PCs to ensure that significant hazards that are identified as needing to be controlled will be significantly reduced or prevented, monitoring of PCs, supply-chain controls if appropriate to control a significant hazard, recall plans, corrective action procedures, verification activities and record keeping standards. The Human Food PC Rule also updates existing Current Good Manufacturing Practices (“CGMPs”), and the Animal Food PC Rule establishes minimum CGMPs for the production, holding and distribution of the human or animal food. The FDA has issued draft guidance to help food facilities comply with requirements under these final rules.

•
The FDA issued a regulation relating to Foreign Supplier Verification Programs (“FSVP Rule”) requiring that importers of both human and animal food must develop, follow and maintain written procedures verifying that their foreign suppliers produce food in a manner that provides the same level of public health protection as the Human Food PC Rule, Animal Food PC Rule, or FDA’s regulations established under FSMA regarding produce safety, as appropriate, and must ensure that the suppliers’ food is not adulterated and is not misbranded with respect to allergen labeling of human food. The FDA has issued various guidance documents to assist importers in complying with the FSVP Rule.

•
Pursuant to the Sanitary Food Transportation Act of 2005 and FSMA, the FDA requires that sanitary transportation practices be used to transport human and animal foods to prevent such food from being adulterated during transport and applies to shippers, loaders, carriers by motor vehicle or rail vehicle, and receivers engaged in the transportation of food.

•
The FDA finalized a rule that requires registered human food facilities to conduct a vulnerability assessment and implement mitigation strategies, including a written food defense plan, to prevent or mitigate potential acts of intentional adulteration of food that could harm the public health. Most large businesses will be required to comply with the rule by July 26, 2019, and the FDA issued draft guidance in June 2018 to assist covered businesses with compliance.

We have followed regulations enacted under the FSMA throughout the rulemaking process and have implemented CGMPs, food safety plans and other procedures at our domestic facilities, which we believe will comply with the applicable final Human Food PC Rule or Animal Food PC Rule. Similar procedures have been implemented at our foreign facilities for compliance with the FSVP Rule. Such rulemaking and implementation of compliant procedures could, among other things, limit our ability to import necessary raw materials or finished products or require us to amend certain of our other operational policies and procedures. Unforeseen issues and requirements may arise as the FDA implements and enforces these and other final rules or promulgates other new regulations provided for by the FSMA.

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

As a result of our international operations, we could be adversely affected by additional non-U.S. regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals was introduced in Australia in 1996. This ban is part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia. Inspections and audits are undertaken to ensure compliance. In addition, in the E.U., harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation (EC) No 999/2001, as amended (“TSE Regulation”) and in other instruments such as Regulation (EC) No 1069/2009 on animal by-products, as amended (“Animal By-Products Regulation”) and food and other feed hygiene regulations. The TSE Regulation establishes a “feed ban,” which is the basic preventive measure against TSE and consists of a ban on the use of processed animal protein (“PAP”), such as MBM, in feed for farmed animals. Only certain animal proteins considered to be safe (such as fishmeal) can be used, but under very strict conditions. Other animal-derived products besides PAP, such as collagen derived from non-ruminants and hydrolyzed protein derived from parts of non-ruminants or from ruminant hides and skins, are not subject to the “feed ban.” In June 2013, the “feed ban” was lifted for the feeding of aquaculture animals, and the European Commission has been investigating the options to lift the ban for other non-ruminants, such as pigs and poultry. Although Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, changes to the “feed ban” may adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin on the E.U. market. For that purpose, the BSE status of E.U. Member States, non-E.U. members of the European Economic Area and other countries or regions (“Third Countries”) is to be determined by classification into one of three categories depending on the BSE risk involved: a negligible risk, a controlled risk or an undetermined risk. This classification is made by the OIE. The determination of BSE status is based on a risk assessment and the implementation of a surveillance program. For each risk category there are trade rules to provide the necessary guarantees for protecting public and animal health. Currently, the following E.U. Member States are classified as having a controlled BSE risk: France, Greece, Ireland and a zone within the United Kingdom (consisting of England and Wales). The other E.U. Member States, including two zones within the United Kingdom (consisting of Northern Ireland and Scotland), are classified as having a negligible BSE risk. A change in the BSE status of one or more E.U. Member States may have a negative impact on Darling Ingredients International. Under E.U. legislation, imported products from outside the E.U. must meet the same safety standards as products produced in E.U. Member States. Therefore, the TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, such as full traceability of imported animals and animal by-products, a ban on the use of MBM in feed for ruminants and the prohibition of the import of specified risk material or mechanically recovered meat. The detailed import requirements depend on the BSE status of Third Countries. The Animal By-Products Regulation establishes rules intended to prevent the outbreak of certain diseases such as BSE. The Animal By-Products Regulation imposes, for example, rules for the use and disposal of specified risk material and other high risk material. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

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

In addition, increasing efforts to control emissions of GHG are likely to impact our operations. We operate in certain jurisdictions subject to the Kyoto Protocol and the Paris Agreement, which mandate reduced GHG emissions in certain participating countries, and the EPA’s rule establishing mandatory GHG reporting for certain activities may apply to some of our facilities if we exceed the applicable thresholds. The EPA has also announced a regulatory endangerment finding relating to GHG emissions that has led to further regulation of GHG emissions. Legislation to regulate GHG emissions has periodically been proposed in the U.S. Congress and a growing number of states and foreign countries are taking action to require reductions in GHG emissions. Future GHG emissions limits may require us to incur additional capital and operational expenditures. EPA regulations limiting exhaust emissions also have become more restrictive, and the National Highway Traffic Safety Administration and the EPA have adopted regulations that govern fuel efficiency and GHG emissions which began in 2014. Compliance with these and similar regulations could increase the cost of new fleet vehicles and increase our operating expenses. Compliance with future GHG regulations may require expenditures that could materially adversely affect our business, results of operations and financial condition.

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

The Company is in the process of a multi-year project to replace our existing work management, financial and supply chain software applications with a new suite of systems, including an enterprise resource planning (“ERP”) system for North America. We currently are upgrading the system to the latest release of software being utilized by Darling Ingredients International, including at its North American facilities. The ERP system’s implementation process involves a number of risks that may adversely hinder our business operations and/or affect our financial condition and results of operations, if not implemented successfully. The ERP system’s implementation is a complex and time-consuming project that involves substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

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

We are subject to income taxes in the United States and in numerous other foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be adversely affected by changes in the mix of earnings by jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or tax rates including recently enacted tax reform in the United States, the implementation of the E.U.’s Anti-Tax Avoidance Directive by E.U. members states, as well as proposed Dutch tax law changes. The changes included in the tax reform enacted in the United States in 2017 are broad and complex and, among other things, included changes to U.S. federal income tax rates, imposed significant additional limitations on the deductibility of business interest expense and net operating losses and put into effect a number of changes impacting operations outside the United States. Many aspects of the tax reform remain unclear and a number of U.S. states have not yet updated their laws to take into account the new legislation. As a result, there may be further impacts of the new law. It is possible that U.S. tax reform, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by governing tax authority could affect our profitability.

An impairment in the carrying value of our goodwill or other intangible assets may have a material adverse effect on our results of operations.

As of December 29, 2018, the Company had approximately $1.2 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred. Additionally, impairment of goodwill must be tested whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. For example, a deterioration in demand for, or increases in costs for producing, a supplier’s principal products could lead to a reduction in the supplier’s output of raw materials, thus impacting the fair value of a plant processing that raw material. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

We may be subject to work stoppages at our operating facilities, which could cause interruptions in the manufacturing or distribution of our products.

While we currently have no international, national or multi-plant union contracts, as of December 29, 2018 approximately 22% of Darling’s North American employees, 27% of Rothsay’s employees and 39% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms. Rothsay agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

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

In the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States.  The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements.  As a result, the solvency of EU pension funds are mostly regulated on a national level.  On December 23, 2016, the new IORP Directive (“IORP Directive II”) was published on the Official Journal of the European Union and entered into force on January 12, 2017. The final version of IORP Directive II does not make substantive changes to the solvency requirements under the current IORP Directive.  The new IORP Directive recognizes in one of its recitals that changes in this area could potentially decrease the willingness of employers to provide occupational pension schemes. EU Member States now have until January 13, 2019 to implement IORP Directive II into national legislation. On 22 October 2018, two statutory instruments were made which will transpose certain provisions of IORP Directive II into UK law on January 13, 2019. The UK will continue to be bound by EU law until the end of the two-year Brexit negotiation period. However, much of EU law affecting occupational pension schemes has already been incorporated into UK legislation. The extent to which the IORP Directive II continues to apply to the UK at the end of the two-year negotiating period will depend on the framework negotiated for the UK's ongoing relationship with the EU.

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

We may divest of certain of our brands or businesses from time to time, which could adversely affect us.

We evaluate our business regularly and, from time to time, we may decide to divest ourselves of brands or businesses that do not meet our strategic objectives or do not meet our growth or profitability targets. No assurance can be given that we will be able to divest of a brand or business on favorable terms or without significant costs or that we will be able to achieve the anticipated benefits or cost savings from the divestitures. Any such divestitures may adversely affect our results of operations if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested brands or businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability.

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

The healthcare reform legislation in the United States and its implementing regulations could impact the healthcare benefits we are required to provide our employees in the United States and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”), were signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our future healthcare costs, including the contributions we are required to make to our benefit plans. In particular, the requirement that we either offer our full-time employees healthcare coverage that satisfies the ACA's affordability and minimum value standards or potentially be subject to an excise tax penalty became effective in calendar year 2015. In addition, beginning in 2016, we had to file information returns with the IRS regarding the health insurance coverage offered to our full-time employees in the prior calendar year and furnish to employees a statement that includes the same information provided to the IRS. While we have timely filed such returns and provided our employees with the required statements to date, failure to do so in the future could expose us to reporting penalties under applicable sections of the Internal Revenue Code. These provisions could reduce our net income and adversely affect our cash flows.

Legislative changes to, or regulatory changes under, all or certain portions of the ACA remain possible and appear likely under the Trump administration. President Trump has signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, members of U.S. Congress have proposed legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act, passed in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. There is uncertainty with respect to the impact that the reform proposals from the President’s administration and U.S. Congress may have, if any, including whether legislative reform will be enacted and whether any proposals will encompass or potentially alter the full-time employee healthcare coverage requirements and reporting obligations imposed on large employers like us. Any changes may likely take time to unfold, and we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on us. We cannot assure that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges that could be significant to our business, results of operations and financial condition.

The vote by the United Kingdom mandating its withdrawal from the EU could have an adverse effect on our business, investments and future operations in Europe.

The vote on June 23, 2016 by the United Kingdom (the “UK”) to exit the EU, or Brexit, has created uncertainty in the global financial markets, but the eventual effects of the UK’s withdrawal from the EU on our business or our investment portfolios are uncertain at this time. On March 29, 2017, the Prime Minister of the UK notified the European Council in accordance with Article 50 of the Treaty on European Union of the United Kingdom’s intention to withdraw from the EU, triggering a two-year period for the negotiation of the UK’s withdrawal from the EU. The effect of Brexit on our business and investments is uncertain as negotiations commence to determine the future terms of the UK relationship with the EU. The effects of the UK’s withdrawal from the EU will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could impair the ability of Darling Ingredients International to transact business in the future in the UK, including by restricting the free travel of employees from and to the UK and through legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Furthermore, Brexit is likely to continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the UK’s future relationship with the EU are settled. These effects could have an adverse effect on our business, investments and future operations in Europe. A vote on the Brexit deal took place in the House of Commons on January 15, 2019. The deal was rejected by 202 votes to 432. The government survived a subsequent vote of confidence and will continue to work on a deal that can achieve the necessary parliamentary support. If a deal is eventually approved by Parliament and the necessary legislation passed in time, the current intention is for a transition period to run from March 29, 2019 to December 31, 2020 during which businesses and the UK government can prepare for new arrangements after Brexit. If a deal cannot be approved before March 29, 2019 there are a number of possible scenarios, including a delay of Article 50, renegotiation of the deal with the EU, a second vote of confidence, a general election, a second referendum or leaving with no deal. In the no-deal scenario, due to the loss of the single-market and in the absence of transitional arrangements with the EU, there is a greater risk that trade between UK and EU businesses will be adversely affected, particularly in relation to highly regulated products such as pharmaceuticals and products of animal-origin, due to the additional regulatory burdens that are likely to be imposed on exporters/ importers which may affect the availability of these products.

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

In addition, our rights to participate in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors (except to the extent we may ourselves be a creditor of that subsidiary), including that subsidiary’s trade creditors and our creditors who have obtained or may obtain guarantees from the subsidiaries. As a result, our common stock will be subordinated to our and our subsidiaries’ obligations and liabilities, which currently include borrowings and guarantees. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.375% Senior Notes due 2022” and “3.625% Senior Notes due 2026.”

Our ability to pay any dividends on our common stock may be limited and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not paid any dividends on our common stock since January 3, 1989 and we have no current plans to do so. Our current financing arrangements permit us to pay cash dividends on our common stock within limitations defined by the terms of our existing indebtedness, including our senior secured credit facility, 5.375% senior notes due 2022 and 3.625% senior notes due 2026 and any other indentures or other financing arrangements that we enter into in the future. For example, our senior secured credit facility restricts our ability to make payments of dividends in cash if certain coverage ratios are not met. Even if such coverage ratios are met in the future, any determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, business opportunities, restrictions imposed by any of our financing arrangements, provisions of applicable law and any other factors that our board of directors determines are relevant at that point in time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 29, 2018, the Company's corporate headquarters is located at 251 O’Connor Ridge Boulevard, Suite 300, Irving, Texas, 75038.

As of December 29, 2018, the Company operates a global network of over 200 locations, including 144 production facilities, across five continents. All of the processing facilities are owned except for 12 leased facilities and the Company owns and leases a network of transfer stations. The following is a listing of a majority of the Company's operating plants as of December 29, 2018 by operating segment with a description of the plants principal process.

LOCATION	DESCRIPTION
Feed Ingredients Segment
Albertville, Alabama, United States	Bakery Residuals
Bastrop, Texas, United States	Animal By-Products
Bellevue, Nebraska, United States	Animal By-Products
Berlin, Wisconsin, United States	Animal By-Products
Blue Earth, Minnesota, United States	Animal By-Products
Blue Island, Illinois, United States	Used Cooking Oil/Trap Processing
Boise, Idaho, United States	Animal By-Products
Bryan, Texas, United States	Bakery Residuals
Burgum, Netherlands	Animal By-Products
Butler, Kentucky, United States	Animal By-Products
Butler, Kentucky, United States	Bakery Residuals
Clinton, Iowa, United States	Animal By-Products
Coldwater, Michigan, United States	Animal By-Products
Collinsville, Oklahoma, United States	Animal By-Products
Dallas, Texas, United States	Animal By-Products
Denver, Colorado, United States	Animal By-Products
Des Moines, Iowa, United States	Animal By-Products
Doswell, Virginia, United States	Bakery Residuals
Dundas, Ontario, Canada	Animal By-Products
East Dublin, Georgia, United States	Animal By-Products
E. St. Louis, Illinois, United States	Animal By-Products
Ellenwood, Georgia, United States	Animal By-Products
Fresno, California, United States	Animal By-Products
Hamilton, Michigan, United States	Animal By-Products
Henderson, Kentucky, United States	Fertilizer
Henderson, Kentucky, United States	Bakery Residuals
Hickson, Ontario, Canada	Animal By-Products
Honey Brook, Pennsylvania, United States	Bakery Residuals

Houston, Texas, United States	Animal By-Products
Jackson, Mississippi, United States	Animal By-Products
Kansas City, Kansas, United States	Animal By-Products
Kansas City, Kansas, United States	Protein Refining
Kansas City, Missouri, United States	Hides
Lexington, Nebraska, United States	Animal By-Products
Lingen, Germany	Blood
Loenen, Netherlands	Animal By-Products
Los Angeles, California, United States	Animal By-Products
Luohe, China	Blood
Maquoketa, Iowa, United States	Blood
Marshville, North Carolina, United States	Bakery Residuals
Maryborough, Australia	Blood
Mason City, Illinois, United States	Animal By-Products
Mering, Germany	Blood
Moorefield, Ontario, Canada	Animal By-Products
Muscatine, Iowa, United States	Bakery Residuals
Newark, New Jersey, United States	Animal By-Products
Newberry, Indiana, United States	Animal By-Products
North Baltimore, Ohio, United States	Bakery Residuals
Omaha, Nebraska, United States	Protein Refining
Omaha, Nebraska, United States	Animal By-Products
Osetnica, Poland	Animal By-Products
Paducah, Kentucky, United States	Wet Pet Food
Pocahontas, Arkansas, United States	Animal By-Products
Ravenna, Nebraska, United States	Wet Pet Food
Russellville, Kentucky, United State	Animal By-Products
San Francisco, California, United States	Animal By-Products
Sioux City, Iowa, United States	Animal By-Products
Smyrna, Georgia, United States	Trap Processing
Springdale, Arkansas, United States	Wet Pet Food
Son, Netherlands	Animal By-Products
Starke, Florida, United States	Animal By-Products
Suzhou, China	Blood
Tacoma, Washington, United States	Animal By-Products
Tama, Iowa, United States	Animal By-Products
Tampa, Florida, United States	Animal By-Products
Truro, Novia Scotia, Canada	Used Cooking Oil
Turlock, California, United States	Animal By-Products
Turlock, California, United States	Fertilizer
Union City, Tennessee, United States	Animal By-Products
Usnice, Poland	Animal By-Products
Wahoo, Nebraska, United States	Animal By-Products
Watts, Oklahoma, United States	Bakery Residuals/Protein Refining
Wichita, Kansas, United States	Animal By-Products
Winesburg, Ohio, United States	Animal By-Products
Winnipeg, Manitoba, Canada	Animal By-Products

Food Ingredients Segment
Almere, Netherlands	Casings
Amparo, Brazil	Collagen
Angouleme, France	Collagen
Da'an, China	Collagen
Dubuque, Iowa, United States	Collagen
Eindhoven, Netherlands	Fat
Elsholz, Germany	Fat
Erolzheim, Germany	Fat
Gent, Belgium	Collagen
Girona, Spain	Collagen
Harlingen, Netherlands	Fat
Ilse-Sur-La-Sorgue, France	Collagen
Kaiping, China	Collagen
Lubien, Poland	Fat

Peabody, Massachusetts, United States	Collagen
Porto, Portugal	Casings
Presidente Epitacio, Brazil	Collagen
Stoke-on Trent, United Kingdom	Bone
Versmold, Germany	Fat
Vuren, Netherlands	Bone
Wenzhou, China	Collagen

Fuel Ingredients Segment
Belm-Icker, Germany	Bioenergy
Butler, Kentucky, United States	Biodiesel
Denderleeuw, Belgium	Bioenergy
Jagel, Germany	Bioenergy
Rotenburg, Germany	Bioenergy
Saint-Catherine, Quebec Canada	Biodiesel
Son, Netherlands	Bioenergy

Rent expense for our leased properties was $8.8 million in the aggregate in fiscal 2018.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At December 29, 2018 and December 30, 2017, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $66.6 million and $61.4 million, respectively.  The Company has insurance recovery receivables of approximately $26.1 million and $25.0 million as of December 29, 2018 and December 30, 2017, related to insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of a former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and lays out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The EPA has already offered early cash out settlements to 20 of the other PRPs and has stated that other parties who did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”) may also be eligible for cash out settlements and has begun a settlement analysis using a third-party allocator. The Company is participating in this allocation process as it asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the COCs. On September

30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Passaic River. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

Market Information

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DAR”.

Holders

The Company has been notified by its stock transfer agent that as of February 20, 2019, there were 136 holders of record of the common stock.

Dividend Policy

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2019.  The agreements underlying the Company's senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Issuer Purchases of Equity Securities

In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24-month period; however, the Board has subsequently extended the program for an additional 36 month period and increased the amount of the program to $200.0 million. Accordingly, repurchases may occur through August 13, 2020, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and, as of the date of this report, has $200.0 million remaining in its share repurchase program.

Common Stock Performance Graph

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index, the Dow Jones US Waste and Disposal Service Index, and the Agri-Equities Index - Tier One for the period from December 28, 2013 to December 29, 2018, assuming the investment of $100 on December 28, 2013 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company's stock price relative to the noted indices and is not necessarily indicative of future price performance.

FISCAL YEAR ENDED DECEMBER 29, 2018 PRICE/INDEX
180
160
140
120
100
80
60
40
12/28/13
01/03/15
01/02/16
12/31/16
12/30/17
12/29/18
100.00
114.59
118.56
143.63
168.17
168.36
104.62
100.49
121.91
139.76
123.38
99.60
92.60
107.60
125.70
125.16
87.43
50.65
62.16
87.29
91.67
DAR
DJPOL
RUSS 2K
AGRI FOOD

EQUITY COMPENSATION PLANS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 29, 2018, December 30, 2017, and December 31, 2016, and the related notes thereto.

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
	Fifty-two	Fifty-two	Fifty-two	Fifty-two	Fifty-three
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	December 29,	December 30,	December 31,	January 2,	January 3,
	2018 (g)	2017 (h)	2016 (h)	2016	2015 (g)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$3,387,726	$3,662,251	$3,391,928	$3,391,255	$3,956,443
Cost of sales and operating expenses (a), (h)	2,647,083	2,875,443	2,635,333	2,654,025	3,123,171
Selling, general and administrative expenses (c), (h)	309,264	343,502	311,552	316,383	374,580
Restructuring and impairment charges	14,965	—	—	—	—
Depreciation and amortization	321,192	302,100	289,908	269,904	269,517
Acquisition and integration costs	—	—	401	8,299	24,667
Operating income	95,222	141,206	154,734	142,644	164,508
Interest expense (b)	86,429	88,926	94,187	105,530	135,416
Debt extinguishment costs	23,509	—	—	—	—
Foreign currency (gain)/loss (d)	6,431	6,898	1,854	4,911	13,548
Loss on disposal of subsidiaries	12,545	885	—	—	—
Other (income)/expense, net, (c), (h)	7,562	8,801	6,533	6,839	(299)
Equity in net income of unconsolidated subsidiaries	(159,229)	(28,504)	(70,379)	(73,416)	(65,609)
Income from continuing operations before income taxes	117,975	64,200	122,539	98,780	81,452
Income tax (benefit)/expense	12,031	(69,154)	15,315	13,501	13,141
Net Income	$105,944	$133,354	$107,224	$85,279	$68,311
Net Income attributable to minority interests	(4,448)	(4,886)	(4,911)	(6,748)	(4,096)
Net Income attributable to Darling	$101,496	$128,468	$102,313	$78,531	$64,215
Basic earnings per common share	$0.62	$0.78	$0.62	$0.48	$0.39
Diluted earnings per common share	$0.60	$0.77	$0.62	$0.48	$0.39
Weighted average shares outstanding	164,789	164,752	164,600	165,031	164,627
Diluted weighted average shares outstanding	167,910	166,730	165,212	165,119	165,059
Other Financial Data:
Adjusted EBITDA (e)	$431,379	$443,306	$444,642	$412,548	$434,025
Depreciation	246,002	224,125	212,217	186,595	185,955
Amortization	75,190	77,975	77,691	83,309	83,562
Capital expenditures (f)	321,896	274,168	243,523	229,848	228,918
Balance Sheet Data:
Working capital (i)	$357,444	$396,962	$441,451	$490,120	$525,211
Total assets (i)	4,889,354	4,958,225	4,698,017	4,760,619	5,126,547
Current portion of long-term debt (i)	7,492	16,143	23,247	45,166	54,401
Total long-term debt less current portion (i)	1,666,940	1,698,050	1,727,696	1,885,851	2,098,039
Stockholders’ equity attributable to Darling	2,273,048	2,244,933	1,972,994	1,870,709	1,952,990

(a)	Included in fiscal 2014 are non-cash charges for the step-up of inventory acquired in the acquisition of Darling Ingredients International business of approximately $49.8 million.

(b)
Included in interest expense for fiscal 2015 is the write-off of deferred loan costs of approximately $10.6 million. Included in interest expense for fiscal 2014 is a redemption premium and a write-off of deferred loan costs of approximately $27.3 million and $4.3 million, respectively.

(c)
Included in selling, general and administrative expenses is a gain of approximately $3.1 million and included in other (income)/expense is a gain of approximately $2.5 million for a recorded insurance settlement in fiscal 2016. Included in other (income)/expense in fiscal

2015 is a write-off of property and other costs for fire and casualty losses of approximately $3.0 million for fire and casualty losses in Canada, the Netherlands and Brazil. In addition, fiscal 2015 includes approximately $1.8 million for a legal settlement.

(d)
Included in fiscal 2014 recorded a loss of approximately $12.6 million respectively on foreign currency exchange forward hedge contracts for the purchase price for the Company's Darling Ingredients International business.

(e)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with U.S. generally accepted accounting principles (“GAAP”).  Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss of unconsolidated subsidiaries.  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company's industry.  In addition, management believes that adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in the food ingredients and agriculture industries because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s senior secured credit facilities and senior unsecured notes that were outstanding at December 29, 2018.  The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes, as those definitions permit further adjustments to reflect certain other non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015
Net income attributable to Darling	$101,496	$128,468	$102,313	$78,531	$64,215
Depreciation and amortization	321,192	302,100	289,908	269,904	269,517
Interest expense	86,429	88,926	94,187	105,530	135,416
Income tax (benefit)/expense	12,031	(69,154)	15,315	13,501	13,141
Restructuring and impairment charges	14,965	—	—	—	—
Other, net	13,993	15,699	8,387	11,750	13,249
Debt extinguishment costs	23,509	—	—	—	—
Loss on disposal of subsidiaries	12,545	885	—	—	—
Equity in net income of unconsolidated subsidiaries	(159,229)	(28,504)	(70,379)	(73,416)	(65,609)
Net income attributable to noncontrolling interests	4,448	4,886	4,911	6,748	4,096
Adjusted EBITDA	$431,379	$443,306	$444,642	$412,548	$434,025

(f)
Fiscal 2018 excludes the capital assets acquired in the Kruger Commodities, Inc., Triple - T Foods - Arkansas, Inc., and Sonac Lubien, Poland acquisitions of approximately $31.6 million. Fiscal 2017, fiscal 2016 and fiscal 2015 excludes the capital assets acquired in immaterial acquisitions. Fiscal 2014 excludes the capital assets acquired with the Darling Ingredients International business and the Custom Blenders acquisition of approximately $984.2 million.

(g)
Subsequent to the date of acquisition, fiscal 2018 includes 32 weeks of contribution from the acquisition of Kruger Commodities, Inc., 12 weeks from the acquisition of Triple-T Foods - Arkansas, Inc. and 8 weeks from the acquisition of Sonac Lubien. Fiscal 2014 includes 52 weeks of contribution from the acquisition of the Darling Ingredients International business and 14 weeks of contribution from the Custom Blenders acquisition.

(h)
In fiscal 2017 and fiscal 2016, includes certain reclassifications from cost of sales of approximately $0.4 million and $0.2 million, respectively and from selling general and administrative costs of approximately $4.0 million and $2.5 million, respectively to other income/(expense), net to conform to fiscal 2018 presentation for pension expense.

(i)
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

Fiscal 2018 Overview

The Company is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed and fuel ingredients, and collects and processes residual bakery products into feed ingredients.  In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sells its products domestically and internationally and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (viii) the provision of grease trap services to food service establishments. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the collagen industry and bone ash. Collagens and collagens produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutraceutical, food, and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 2 to the Company's Consolidated Financial Statements for the period ended December 29, 2018 included herein, (ii) the conversion of animal fats and recycled greases into biodiesel in North America, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (v) the processing of manure into natural bio-phosphate in Europe.

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

The Company’s Food Ingredients segment collagen and natural casings products are influenced by other competing ingredients including plant-based and synthetic hydrocolloids and artificial casings. In the collagen operation, in particular, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment collagen and casings is generally 30 to 60 days, which is substantially longer than the Company's Feed Ingredients segment animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

The Company's Fuel Ingredients segment converts fats into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources. The Company's gross margin and profitability in this segment are impacted by world energy prices for oil, electricity and natural gas.

The reporting currency for the Company's financial statements is the U.S. dollar. The Company operates in over 15 countries and therefore, certain of the Company's assets, liabilities, revenues and expenses are denominated in functional currencies other than the U.S. dollar, primarily in the euro, Brazilian real, Chinese renminbi, Canadian dollar, Japanese yen and Polish zloty. To prepare the Company's consolidated financial statements, assets, liabilities, revenues, and expenses must be translated into U.S. dollars at the applicable exchange rate. As a result, increases or decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items recorded in the Company's consolidated financial statements, even if their value has not changed in the functional currency. This could have a significant impact on the Company's results, if such increase or decrease in the value of the U.S. dollar relative to these other currencies is substantial.

Results of Operations

Fiscal Year Ended December 29, 2018 Compared to Fiscal Year Ended December 30, 2017

Operating Performance Metrics

Other operating performance metrics indicators which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency

•	Corporate activities

•	Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen Index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. Included on the Jacobsen are reported prices for finished products such as MBM, PM and feather meal (“FM”), hides, BFT and YG and corn, which is a substitute commodity for the Company's BBP as well as a range of other branded and value-added products, which are products of the Company's Feed Ingredients segment. In the U.S. the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because it provides a daily indication of the Company's U.S. revenue performance against business plan benchmarks. In Europe, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During fiscal 2018, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal 2018, compared to average Jacobsen and Reuters prices for fiscal 2017 are:

	Avg. Price Fiscal 2018	Avg. Price Fiscal 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 266.75/ton	$ 259.54/ton	$ 7.21/ton	2.8%
Feed Grade PM (Mid-South)	$ 267.76/ton	$ 277.42/ton	$ (9.66)/ton	(3.5)%
Pet Food PM (Mid-South)	$ 653.24/ton	$ 623.89/ton	$ 29.35/ton	4.7%
FM (Mid-South)	$ 452.31/ton	$ 395.84/ton	$ 56.47/ton	14.3%
BFT (Chicago)	$ 26.34/cwt	$ 31.93/cwt	$ (5.59)/cwt	(17.5)%
YG (Illinois)	$ 20.60/cwt	$ 24.95/cwt	$ (4.35)/cwt	(17.4)%
Corn (Illinois)	$ 3.66/bushel	$ 3.59/bushel	$ 0.07/bushel	1.9%
Reuters:
Palm Oil (CIF Rotterdam)	$ 597.00/ton	$ 711.00/ton	$ (114.00)/ton	(16.0)%
Soy meal (CIF Rotterdam)	$ 405.00/ton	$ 351.00/ton	$ 54.00/ton	15.4%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal 2018, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal 2018.

	Avg. Price 4th Quarter 2018	Avg. Price 3rd Quarter 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 250.18/ton	$ 264.78/ton	$ (14.60)/ton	(5.5)%
Feed Grade PM (Mid-South)	$ 267.19/ton	$ 268.13/ton	$ (0.94)/ton	(0.4)%
Pet Food PM (Mid-South)	$ 540.68/ton	$ 556.48/ton	$ (15.80)/ton	(2.8)%
FM (Mid-South)	$ 405.90/ton	$ 453.58/ton	$ (47.68)/ton	(10.5)%
BFT (Chicago)	$ 25.80/cwt	$ 27.70/cwt	$ (1.90)/cwt	(6.9)%
YG (Illinois)	$ 19.91/cwt	$ 22.19/cwt	$ (2.28)/cwt	(10.3)%
Corn (Illinois)	$ 3.69/bushel	$ 3.53/bushel	$ 0.16/bushel	4.5%
Reuters:
Palm Oil (CIF Rotterdam)	$ 497.00/ton	$ 566.00/ton	$ (69.00)/ton	(12.2)%
Soy meal (CIF Rotterdam)	$ 368.00/ton	$ 391.00/ton	$ (23.00)/ton	(5.9)%

Segment Results

Segment operating income for the fiscal year ended December 29, 2018 was $95.2 million, which reflects a decrease of $46.0 million or (32.6)% as compared to the fiscal year ended December 30, 2017.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 29, 2018
Net Sales	$1,952,555	$1,139,126	$296,045	$—	$3,387,726
Cost of sales and operating expenses	1,498,698	917,859	230,526	—	2,647,083
Gross Margin	453,857	221,267	65,519	—	740,643

Gross Margin %	23.2%	19.4%	22.1%	—%	21.9%

Selling, general and administrative expense	176,722	91,546	(4,770)	45,766	309,264
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	194,292	80,988	34,981	10,931	321,192
Segment operating income/ (loss)	82,843	33,768	35,308	(56,697)	95,222

Equity in net income of unconsolidated subsidiaries	(550)	—	159,779	—	159,229
Segment income	82,293	33,768	195,087	(56,697)	254,451

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2017
Net Sales	$2,239,492	$1,156,976	$265,783	$—	$3,662,251
Cost of sales and operating expenses	1,744,631	920,383	210,429	—	2,875,443
Gross Margin	494,861	236,593	55,354	—	786,808

Gross Margin %	22.1%	20.4%	20.8%	—%	21.5%

Selling, general and administrative expense	178,347	104,644	10,355	50,156	343,502
Depreciation and amortization	184,172	75,010	31,019	11,899	302,100
Segment operating income/(loss)	132,342	56,939	13,980	(62,055)	141,206

Equity in net income of unconsolidated subsidiaries	265	—	28,239	—	28,504
Segment income	132,607	56,939	42,219	(62,055)	169,710

Feed Ingredients Segment

Raw material volume. In fiscal year 2018, the raw material processed by the Company's Feed Ingredients segment totaled 8.60 million metric tons. Compared to fiscal year 2017, overall raw material volume processed in the Feed Ingredients segment increased approximately 4.4%.

Sales. During the year ended December 29, 2018, net sales for the Feed Ingredients segment were $1,952.6 million as compared to $2,239.5 million for the year ended December 30, 2017, a decrease of approximately $286.9 million. Net sales for fats were approximately $564.7 million and $648.3 million for the years ended December 29, 2018 and December 30, 2017, respectively. Protein net sales were approximately $842.9 million and $816.1 million for the years ended December 29, 2018 and December 30, 2017, respectively. Other rendering net sales, which include hides, pet food, and service charges, were approximately $129.3 million and $286.2 million for the years ended December 29, 2018 and December 30, 2017, respectively. Total rendering net sales were approximately $1,536.9 million and $1,750.6 million for the years ended December 29, 2018 and December 30, 2017, respectively. Used cooking oil net sales were approximately $166.7 million and $185.5 million for the years ended December 29, 2018 and December 30, 2017, respectively. Bakery net sales were approximately $180.2 million and $209.8 million for the years ended December 29, 2018 and December 30, 2017, respectively, and other net sales, which includes trap services, and for 2017 industrial residual services, were approximately $68.8 million and $93.6 million for the years ended December 29, 2018 and December 30, 2017, respectively.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales year ended December 30, 2017	$648.3	$816.1	$286.2	$1,750.6	$185.5	$209.8	$93.6	$2,239.5
Increase/(decrease) in sales volumes	34.7	55.9	—	90.6	5.6	(13.6)	—	82.6
Increase/(decrease) in finished product prices	(85.9)	16.2	—	(69.7)	(13.5)	5.0	—	(78.2)
Increase/(decrease) due to currency exchange rates	4.8	12.4	0.6	17.8	—	—	—	17.8
Freight revenue (1)	(37.2)	(57.7)	(5.1)	(100.0)	(10.9)	(21.0)	—	(131.9)
Other change (2)	—	—	(152.4)	(152.4)	—	—	(24.8)	(177.2)
Total change	(83.6)	26.8	(156.9)	(213.7)	(18.8)	(29.6)	(24.8)	(286.9)
Net sales year ended December 29, 2018	$564.7	$842.9	$129.3	$1,536.9	$166.7	$180.2	$68.8	$1,952.6

(1)
The decrease in freight revenue represents the impact from adoption of the new revenue standard on current year Feed Segment revenue as compared to the same period in fiscal 2017. See Note 22 to the Notes for impact on consolidated financial statements.

(2) The decrease in other rendering net sales was primarily due to the Company's sale of a portion of its interest in a majority owned consolidated subsidiary operating in cattle hides as part of its European operations, which resulted in the foreign subsidiary being deconsolidated and accounted for using the equity method of accounting, effective January 2018. In addition, the decrease in other net sales is due to the sale of the Company's industrial residuals business in May 2018.

Margins. In the Feed Ingredients segment for fiscal year 2018, the gross margin percentage was 23.2% as compared to 22.1% for fiscal 2017. The increase in fiscal 2018 was primarily due to the new revenue standard whereby the Company no longer includes billed freight in revenue, as it did in fiscal 2017.

Segment operating income. Feed Ingredients' operating income for fiscal year 2018 was $82.8 million, a decrease of $49.5 million as compared to fiscal year 2017. Segment operating income was down in fiscal year 2018 as compared to fiscal 2017 due to lower finished fat product prices and higher depreciation charges from increased capital expenditures that more than offset increased raw material volumes.

Food Ingredients Segment

Raw material volume. In fiscal year 2018, the raw material processed by the Company's Food Ingredients segment totaled 1.11 million metric tons. Compared to fiscal year 2017, overall raw material volume processed in the Food Ingredients segment decreased approximately (0.2)%.

Sales. Overall sales decreased in the Food Ingredients segment as a result of the permanent shut down of the Company's Hurlingham, Argentina collagen plant, a more competitive European collagen market and lower edible fat sales prices.

Margins. In the Food Ingredients segment for fiscal year 2018, the gross margin percentage was 19.4% as compared to 20.4% for fiscal 2017. This decrease was primarily due to lower margins from European collagen due to lower sales volumes and pressure on margins from export sales, combined with an increase in raw material prices for casings and a decrease in edible fat sales prices.

Segment operating income. Food Ingredients' operating income was $33.8 million for fiscal 2018, a decrease of $23.1 million or (40.6)% as compared to fiscal 2017. This decrease was primarily due to the restructuring and impairment charges incurred as a result of the Hurlingham, Argentina collagen plant shut down and lower earnings in the European collagen market. The casings business delivered slightly lower earnings in fiscal 2018 due to an increase of raw material prices as compared to fiscal 2017. The Company's edible fat prices were lower in fiscal 2018 as a result of competing fat markets as compared to fiscal 2017.

Fuel Ingredients Segment

Raw material volume. In fiscal year 2018, the raw material processed by the Company's Fuel Ingredients segment totaled 1.18 million metric tons. Compared to fiscal year 2017, overall raw material volume processed in the Fuel Ingredients segment decreased approximately (0.6)%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes at Ecoson and in North America due to the reinstated fiscal 2017 blenders tax credits recorded in the first quarter of fiscal 2018 of approximately $12.6 million as compared to no blenders tax credits in the same period in fiscal 2017.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2018, the gross margin percentage was 22.1% as compared to 20.8% for fiscal 2017. This increase was primarily due to the reinstated fiscal 2017 blenders tax credits in North America recorded in the first quarter of fiscal 2018.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment income for fiscal year 2018 was $35.3 million, an increase of $21.3 million or 152.1% as compared to fiscal 2017. The increase in earnings was primarily due to the reinstated fiscal 2017 blenders tax credits in North America of approximately $12.6 million recorded in the first quarter of fiscal 2018 as compared to the lack of blenders tax credits in the same period of fiscal 2017 and higher overall sales prices and strong demand from biodiesel industries.

Including the DGD Joint Venture, the Fuel Ingredients segment income for fiscal 2018 was $195.1 million, as compared to segment income of $42.2 million in fiscal 2017. This increase of $152.9 million was primarily related to reinstated fiscal 2017 blenders tax credits recorded in the first quarter of fiscal 2018 and increased production in the fourth quarter of 2018 as compared to the lack of blenders tax credits in the same period of fiscal 2017.

Foreign Currency

During fiscal 2018, the U.S. dollar weakened against most of the other functional currencies used by the Company's non-domestic operations when compared to fiscal 2017. Using actual results for fiscal year 2018 and the prior year's average foreign currency rates for fiscal 2017 would result in a decrease in operating income of approximately $8.6 million. The average rates assumption used in this calculation was the actual fiscal average rate for fiscal year 2018 of €1.00:USD$1.18 and CAD$1.00:USD$0.77 as compared to the average rate for fiscal year 2017 of €1.00:USD$1.13 and CAD$1.00:USD$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $45.8 million during fiscal year 2018, a $4.4 million decrease from $50.2 million during fiscal year 2017. The decrease was primarily due to a decrease in corporate related compensation benefits and other corporate expenses.

Depreciation and Amortization.  Depreciation and amortization charges decreased $1.0 million to $10.9 million during fiscal year 2018 as compared to $11.9 million during fiscal year 2017.  The decrease was due to certain of the Company's corporate assets becoming fully depreciated as compared to fiscal 2017.

Interest Expense. Interest expense was $86.4 million for fiscal year 2018, compared to $88.9 million for fiscal year 2017, a decrease of $2.5 million. The decrease was primarily due to an interest rate decrease on the Company's euro based senior notes, a reduction in deferred loan cost amortization and a reduction in other debt interest that more than offset an increase in revolver interest from higher fiscal 2018 revolver borrowings as compared to fiscal year 2017.

Debt Extinguishment costs. Debt extinguishment costs were $23.5 million during fiscal year 2018, compared to none for fiscal 2017. The costs in 2018 were due to tender and redemption premiums and the write-off of deferred loan costs related to the retirement of the 4.75% Senior Notes.

Foreign Currency Losses.  Foreign currency losses were $6.4 million during fiscal year 2018, as compared to a loss of approximately $6.9 million for fiscal year 2017. The decrease in foreign currency losses was primarily due to reduction in losses on non-designated foreign exchange hedge contracts as compared to fiscal 2017.

Loss on Disposal of Subsidiaries.  Loss on disposal of subsidiaries represents a loss recorded from the sale of the Company's industrial residuals business during fiscal 2018, that more than offset a gain recorded on the liquidation of a majority owned foreign joint venture in fiscal 2018, as compared to a loss booked in the fourth quarter of 2017 related to the sale of a portion of a majority owned foreign subsidiary.

Other Income/Expense. Other expense was $7.6 million for fiscal year 2018, compared to $8.8 million in fiscal year 2017.  The decrease in other expense for fiscal year 2018 as compared to fiscal year 2017 was primarily due to a decrease in non-service cost component of pension expense that more than offset an increase in casualty losses in fiscal 2018 and a reduction of interest income.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. Equity in net income in investment of unconsolidated subsidiaries primarily represents the Company's portion of the income of the DGD Joint Venture for fiscal year 2018. In fiscal year 2018, equity in net income was $159.2 million compared to $28.5 million in fiscal year 2017. The $130.7 million increase was primarily due to the reinstated fiscal 2017 blenders tax credits that were recorded in the first quarter of fiscal 2018 by the DGD Joint Venture as compared to no blenders tax credits recorded at the DGD Joint Venture in fiscal 2017.

Income Taxes. The Company recorded income tax expense of $12.0 million for fiscal year 2018, compared to $69.2 million of income tax benefit recorded in fiscal year 2017, an increase of $81.2 million, which was primarily due to tax law changes enacted in December 2017 with respect to several of the Company's major tax jurisdictions. Specifically, in fiscal 2017 a tax benefit of $75.0 million was recorded due to the Tax Cuts and Jobs Act (the “Tax Act” or “U.S. tax reform”) in the United States, which was enacted on December 22, 2017 and a tax benefit of $13.9 million was recorded for tax law changes in Belgium and France (“European tax law changes”). The effective tax rate for fiscal year 2018 and fiscal year 2017 was 10.2% and (107.7)%, respectively. The effective tax rate for fiscal year 2018 differs from the statutory rate of 21% due primarily to the retroactive reinstatement of the biofuel tax incentive for 2017 during 2018, tax law changes in the Netherlands, and changes in valuation allowances primarily related to deferred tax assets for tax losses that are not expected to be utilized in future years. The biofuel tax incentive expired as of the end of fiscal 2017. Excluding the impact of the 2017 biofuel tax incentive and tax law changes, the effective tax rate for fiscal year 2018 is 34.4%. The effective tax rate for fiscal year 2017 differs from the statutory rate of 35% due primarily to the impact of U.S. tax reform, European tax law changes, the relative mix of earnings among jurisdictions with different tax rates, and subpart F income. Excluding the impact of U.S. tax reform and European tax law changes, the effective tax rate for fiscal 2017 is 30.8%.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company's Senior Secured Credit Facilities, 5.375% Notes and 3.625% Notes that were outstanding at December 29, 2018. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign currency exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2018 As Compared to Fiscal 2017

	Fiscal Year Ended
(dollars in thousands)	December 29, 2018	December 30, 2017
Net income attributable to Darling	$101,496	$128,468
Depreciation and amortization	321,192	302,100
Interest expense	86,429	88,926
Income tax expense/(benefit)	12,031	(69,154)
Restructuring and impairment charges	14,965	—
Foreign currency loss/(gain)	6,431	6,898
Other expense/(income), net	7,562	8,801
Debt extinguishment costs	23,509	—
Loss on disposal of subsidiaries	12,545	885
Equity in net income of unconsolidated subsidiaries	(159,229)	(28,504)
Net (loss)/income attributable to noncontrolling interests	4,448	4,886
Adjusted EBITDA (Non-GAAP)	$431,379	$443,306

Foreign currency exchange impact (1)	(8,565)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$422,814	$443,306

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$174,013	$43,198

(1) The average rate assumption used in this calculation was the actual fiscal average rate for the fiscal year ended December 29, 2018 of €1.00:USD$1.18 and CAD$1.00:USD$0.77 as compared to the average rate for the fiscal year ended December 30, 2017 of €1.00:USD$1.13 and CAD$1.00:USD$0.77, respectively.

For the fiscal year ended December 29, 2018, the Company generated Adjusted EBITDA (Non-GAAP) of $431.4 million, as compared to $443.3 million for the year ended December 30, 2017. The decrease is attributable to lower earnings in the Feed Ingredients and Food Ingredients segment.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company would have generated $422.8 million for the fiscal year ended December 29, 2018, as compared to $443.3 million for the year ended December 30, 2017.

DGD Joint Venture Adjusted EBITDA (Darling's Share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP). See Note 2 to Notes to Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

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

Finished Product Commodity Prices

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal 2017, compared to average Jacobsen and Reuters prices for fiscal 2016 are:

	Avg. Price Fiscal 2017	Avg. Price Fiscal 2016	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 259.54/ton	$ 274.51/ton	$ (14.97)/ton	(5.5)%
Feed Grade PM (Mid-South)	$ 277.42/ton	$ 300.12/ton	$ (22.70)/ton	(7.6)%
Pet Food PM (Mid-South)	$ 623.89/ton	$ 557.17/ton	$ 66.72/ton	12.0%
FM (Mid-South)	$ 395.84/ton	$ 356.40/ton	$ 39.44/ton	11.1%
BFT (Chicago)	$ 31.93/cwt	$ 29.75/cwt	$ 2.18/cwt	7.3%
YG (Illinois)	$ 24.95/cwt	$ 23.77/cwt	$ 1.18/cwt	5.0%
Corn (Illinois)	$ 3.59/bushel	$ 3.70/bushel	$ (0.11)/bushel	(3.0)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 711.00/ton	$ 698.00/ton	$ 13.00/ton	1.9%
Soy meal (CIF Rotterdam)	$ 351.00/ton	$ 375.00/ton	$ (24.00)/ton	(6.4)%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal 2017, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal 2017.

	Avg. Price 4th Quarter 2017	Avg. Price 3rd Quarter 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 222.73/ton	$ 292.83/ton	$ (70.10)/ton	(23.9)%
Feed Grade PM (Mid-South)	$ 252.22/ton	$ 285.14/ton	$ (32.92)/ton	(11.5)%
Pet Food PM (Mid-South)	$ 593.74/ton	$ 577.02/ton	$ 16.72/ton	2.9%
FM (Mid-South)	$ 361.46/ton	$ 408.82/ton	$ (47.36)/ton	(11.6)%
BFT (Chicago)	$ 27.40/cwt	$ 35.36/cwt	$ (7.96)/cwt	(22.5)%
YG (Illinois)	$ 23.18/cwt	$ 27.20/cwt	$ (4.02)/cwt	(14.8)%
Corn (Illinois)	$ 3.38/bushel	$ 3.56/bushel	$ (0.18)/bushel	(5.1)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 702.00/ton	$ 687.00/ton	$ 15.00/ton	2.2%
Soy meal (CIF Rotterdam)	$ 356.00/ton	$ 337.00/ton	$ 19.00/ton	5.6%

Segment Results

Segment operating income for the fiscal year ended December 30, 2017 was $141.2 million, which reflects a decrease of $13.5 million or (8.7)% as compared to the fiscal year ended December 31, 2016.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2017
Net Sales	$2,239,492	$1,156,976	$265,783	$—	$3,662,251
Cost of sales and operating expenses	1,744,631	920,383	210,429	—	2,875,443
Gross Margin	494,861	236,593	55,354	—	786,808

Gross Margin %	22.1%	20.4%	20.8%	—%	21.5%

Selling, general and administrative expense	178,347	104,644	10,355	50,156	343,502
Depreciation and amortization	184,172	75,010	31,019	11,899	302,100
Segment operating income/ (loss)	132,342	56,939	13,980	(62,055)	141,206

Equity in net income of unconsolidated subsidiaries	265	—	28,239	—	28,504
Segment income	132,607	56,939	42,219	(62,055)	169,710

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2016
Net Sales	$2,089,145	$1,055,725	$247,058	$—	$3,391,928
Cost of sales and operating expenses	1,624,804	828,072	182,457	—	2,635,333
Gross Margin	464,341	227,653	64,601	—	756,595

Gross Margin %	22.2%	21.6%	26.1%	—%	22.3%

Selling, general and administrative expense	167,287	97,168	6,766	40,331	311,552
Acquisition costs	—	—	—	401	401
Depreciation and amortization	178,845	70,120	28,531	12,412	289,908
Segment operating income/(loss)	118,209	60,365	29,304	(53,144)	154,734

Equity in net income of unconsolidated subsidiaries	467	—	69,912	—	70,379
Segment income	118,676	60,365	99,216	(53,144)	225,113

Feed Ingredients Segment

Raw material volume. In fiscal year 2017, the raw material processed by the Company's Feed Ingredients segment totaled 8.24 million metric tons. Compared to the fiscal year 2016 overall raw material volume processed in the Feed Ingredients segment increased approximately 3.4%.

Sales. During the year ended December 30, 2017, net sales for the Feed Ingredients segment were $2,239.5 million as compared to $2,089.1 million for the year ended December 31, 2016, an increase of approximately $150.4 million. Net sales for fats were approximately $648.3 million and $574.6 million for the years ended December 30, 2017 and December 31, 2016. Protein net sales were approximately $816.1 million and $769.4 million for the years ended December 30, 2017 and December 31, 2016. Other rendering net sales, which include hides, pet food, and service charges, were approximately $286.2 million and $269.1 million for the years ended December 30, 2017 and December 31, 2016. Total rendering net sales were approximately $1,750.6 million and $1,613.1 million for the years ended December 30, 2017 and December 31, 2016. Used cooking oil net sales were approximately $185.5 million and $165.1 million for the years ended December 30, 2017 and December 31, 2016. Bakery net sales were approximately $209.8 million and $220.4 million for the years ended December 30, 2017 and December 31, 2016 and other sales, which includes trap services, industrial residual services and organic fertilizer net sales were approximately $93.6 million and $90.5 million for the years ended December 30, 2017 and December 31, 2016.

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

Segment operating income. Feed Ingredients operating income for fiscal year 2017 was $132.3 million, an increase of $14.1 million as compared to fiscal year 2016. Earnings in the Feed Ingredients segment were up from the prior year due to an overall increase in sales volumes, higher finished product prices for fats and certain finished protein products and an increase in raw material volumes.

Food Ingredients Segment

Raw material volume. In fiscal year 2017, the raw material processed by the Company's Food Ingredients segment totaled 1.12 million metric tons. Compared to the fiscal year 2016 overall raw material volume processed in the Food Ingredients segment increased approximately 2.9%.

Sales. Overall sales increased in the Food Ingredients segment as a result of higher sales volumes in both the collagen and casing businesses.

Margins. In the Food Ingredients segment for fiscal year 2017, the gross margin percentage was 20.4% as compared to 21.6% for fiscal 2016. The decrease was primarily due to operational inefficiencies and macroeconomic factors in the South American collagen market in the first half of fiscal 2017.

Segment operating income. Food Ingredients' operating income was $56.9 million for fiscal 2017, a decrease of $3.5 million or (5.8)% as compared to fiscal 2016. The earnings in the collagen business were down as compared to the prior year primarily due to lower earnings in the Company's South American collagen business due to margin compression influenced by operating inefficiencies and macroeconomic factors in the first half of fiscal 2017. The casings business delivered improved performance due to overall high demand that slightly offset lower earnings in the collagen business. Additionally, selling, general and administrative expense in the Food Ingredients segment increased approximately $8.8 million primarily due to a reduction of currency hedge gains in fiscal 2017 as compared to the same period in fiscal 2016.

Fuel Ingredients Segment

Raw material volume. In fiscal year 2017, the raw material processed by the Company's Fuel Ingredients segment totaled 1.19 million metric tons. Compared to the fiscal year 2016 overall raw material volume processed in the Fuel Ingredients segment increased approximately 0.5%.

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

Segment operating income. Exclusive of the DGD Joint Venture, Fuel Ingredients operating income for fiscal year 2017 was $14.0 million, a decrease of $15.3 million as compared to fiscal year 2016. The decrease for fiscal 2017 was primarily due to the absence of the blenders tax credits in U.S. and curtailed operations at Ecoson to address current regulatory requirements. Fiscal 2016 included blenders tax credits.

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

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $50.2 million during fiscal year 2017, a $9.9 million increase from $40.3 million during fiscal year 2016. The increase was primarily due to corporate related benefits that was partially offset by a settlement gain of approximately $2.1 million recorded in 2017 from a previous acquisition.

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

Interest Expense. Interest expense was $88.9 million for fiscal year 2017, compared to $94.2 million for fiscal year 2016, a decrease of $5.3 million. The decrease was primarily due to a reduction in interest incurred as a result of the payments on the term loan debt outstanding and a reduction in deferred loan cost amortization in fiscal year 2017 as compared to fiscal year 2016.

Foreign Currency Gains/(Losses).  Foreign currency losses were $6.9 million during fiscal year 2017, as compared to a loss of approximately $1.9 million for fiscal year 2016. The increase in foreign currency losses was primarily due to losses on non-designated foreign exchange hedge contracts as compared to the same period in fiscal 2016.

Other Income/Expense. Other expense was $8.8 million for fiscal year 2017, compared to $6.5 million in fiscal year 2016.  The increase in other expense for fiscal year 2017 as compared to fiscal year 2016 was primarily due to an increase in casualty losses in the Netherlands and North America in fiscal 2017 as compared to insurance gains recorded in the Netherlands in fiscal 2016.

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

Income Taxes. The Company recorded income tax benefit of $69.2 million for fiscal year 2017, compared to $15.3 million of income tax expense recorded in fiscal year 2016, a decrease of $84.5 million, which was primarily due to tax law changes enacted in December 2017 with respect to several of the Company's major tax jurisdictions offset by the expiration of the biofuel tax incentive. Specifically, a tax benefit of $75.0 million was recorded due to the U.S. tax reform and a tax benefit of $13.9 million was recorded for European tax law changes. The effective tax rate for fiscal year 2017 and fiscal year 2016 is (107.7)% and 12.5%, respectively. The effective tax rate for fiscal year 2017 differs from the statutory rate of 35% due primarily to the impact of U.S. tax reform, European tax law changes, the relative mix of earnings among jurisdictions with different tax rates, and subpart F income. Excluding the impact of U.S. tax reform and European tax law changes, the effective tax rate for fiscal year 2017 is 30.8%. The effective tax rate for fiscal year 2016 differs from the statutory rate of 35% due primarily to the biofuel tax incentives from the DGD Joint Venture, the relative mix of earnings among jurisdictions with different tax rates, and subpart F income. The biofuel tax incentive expired as of the end of fiscal 2016. Excluding the biofuel tax incentive, the effective tax rate for fiscal 2016 is 35.7%.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Fiscal Year Ended December 29, 2018 Compared to Fiscal Year Ended December 30, 2017 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2017 As Compared to Fiscal 2016

	Fiscal Year Ended
(dollars in thousands)	December 30, 2017	December 31, 2016
Net income attributable to Darling	$128,468	$102,313
Depreciation and amortization	302,100	289,908
Interest expense	88,926	94,187
Income tax expense/(benefit)	(69,154)	15,315
Foreign currency loss/(gain)	6,898	1,854
Other expense/(income), net	8,801	6,533
Loss on disposal of subsidiaries	885	—
Equity in net income of unconsolidated subsidiaries	(28,504)	(70,379)
Net (loss)/income attributable to noncontrolling interests	4,886	4,911
Adjusted EBITDA (Non-GAAP)	$443,306	$444,642

Acquisition and integration-related expenses	—	401
Pro forma Adjusted EBITDA (Non-GAAP)	$443,306	$445,043

Foreign currency exchange impact (1)	(5,682)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$437,624	$445,043

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$43,198	$87,224

(1) The average rate assumption used in this calculation was the actual fiscal average rate for the fiscal year ended December 30, 2017 of €1.00:USD$1.13 and CAD$1.00:USD$0.77 as compared to the average rate for the fiscal year ended December 31, 2016 of €1.00:USD$1.11 and CAD$1.00:USD$0.76, respectively.

For the fiscal year ended December 30, 2017, the Company generated Adjusted EBITDA (Non-GAAP) of $443.3 million, as compared to $444.6 million for the year ended December 31, 2016. The decrease is attributable to lower earnings in the Food Ingredients and Fuel Ingredients segment.

On a Pro forma Adjusted EBITDA (Non-GAAP) basis, the Company would have generated $443.3 million for the fiscal year ended December 30, 2017, as compared to $445.0 million for the year ended December 31, 2016 when excluding acquisition and integration-related expenses. Additionally, in February 2018, the blender tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. The Fuel Ingredients segment received approximately $12.6 million in fiscal 2018 for these reinstated blenders tax credits. If these blenders tax credits were included in fiscal 2017 operations, Pro forma Adjusted EBITDA would have been $455.9 million for the fiscal year ended December 30, 2017, an increase of $10.9 million, as compared to $445.0 million for the year ended December 31, 2016.

DGD Joint Venture Adjusted EBITDA (Darling's Share) is not reflected in the Adjusted EBITDA, the Pro forma Adjusted EBITDA, or the Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP). See Note 2 to Notes to Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at December 29, 2018. On December 29, 2018, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(4,876)
Carrying value of 5.375% Notes due 2022	$495,124

3.625 % Notes due 2026 - Denominated in euros	$590,499
Less unamortized deferred loan costs	(8,160)
Carrying value of 3.625% Notes due 2026	$582,339

Amended Credit Agreement:
Term Loan A	$68,080
Less unamortized deferred loan costs	(381)
Carrying value of Term Loan A	$67,699

Term Loan B	$495,000
Less unamortized deferred loan costs	(9,024)
Carrying value of Term Loan B	$485,976

Revolving Credit Facility:
Maximum availability	$1,000,000
Bank overdraft financing	15,000
Borrowings outstanding	32,105
Letters of credit issued	23,070
Availability	$929,825

Other Debt	$11,189

At December 29, 2018, the U.S. dollar was stronger as compared to the euro and Canadian dollar at December 30, 2017. Using the euro and Canadian dollar based debt outstanding at December 29, 2018 and comparing the closing balance sheet rates at December 29, 2018 to those at December 30, 2017, the U.S. dollar debt balances of euro based debt decreased by $28.0 million and the U.S. dollar debt balances of Canadian based debt decreased by approximately $2.5 million, at December 29, 2018. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at December 29, 2018 of €1.00:USD$1.146600 and CAD$1.00:USD$0.735401 as compared to the closing balance sheet rate at December 30, 2017 of €1.00:USD$1.198750 and CAD$1.00:USD$0.797970, respectively.

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

•
As of December 29, 2018, the Company had availability of $929.8 million under the revolving loan facility, taking into account an aggregate of $32.1 million in outstanding borrowings, an overdraft sub-facility and letters of credit issued of $23.1 million.

•
As of December 29, 2018, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$109.4 million and $161.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments which commenced on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021.

•
As of December 29, 2018, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $30.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

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

3.625 % Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. issued and sold €515 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018, among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company's revolving credit facility, were used to refinance all of the then outstanding 4.75% Notes by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering. The refinancing of the 4.75% Notes was completed in the second quarter of 2018. For a description of the terms of the 3.625% Notes see Note 10 of Notes to Consolidated Financial Statements.

Other debt consists of Canadian and European capital lease obligations, note arrangements in Brazil, China and European and U.S. notes that are not part of the Company's Amended Credit Agreement, 5.375% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s December 29, 2018 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.375% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.375% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

As of December 29, 2018, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On December 29, 2018, the Company had working capital of $357.4 million and its working capital ratio was 1.66 to 1 compared to working capital of $397.0 million and a working capital ratio of 1.71 to 1 on December 30, 2017.  At December 29, 2018, the Company had unrestricted cash of $107.3 million and funds available under the revolving credit facility of $929.8 million, compared to unrestricted cash of $106.8 million and funds available under the revolving credit facility of $976.0 million at December 30, 2017.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.
Net cash provided by operating activities was $398.6 million and $410.4 million for the fiscal years ended December 29, 2018 and December 30, 2017, respectively, a decrease of $11.8 million due primarily to a decrease in net income of approximately $27.5 million, an increase in distributions from unconsolidated subsidiaries of approximately $40.8 million, changes in operating assets and liabilities that include a decrease in cash provided by accounts receivable of approximately $9.8 million, a decrease in accounts payable and accrued expense of approximately $58.9 million, a decrease in income taxes and payables refundable/payable of approximately $19.2 million and an increase in prepaid expenses and inventory of $17.4 million. Cash used by investing activities was $342.4 million during fiscal 2018, compared to $284.1 million in fiscal 2017, an increase in cash used of $58.3 million, primarily due to an increase in cash paid for capital expenditures and acquisitions that more than offset proceeds from the sale of subsidiaries.  Net cash used by financing activities was $47.6 million during fiscal 2018, compared to $154.9 million in fiscal 2017, a decrease in cash used of $107.3 million primarily due to a decrease in debt payments and increased revolver borrowings as compared to fiscal 2017.

Capital expenditures of $321.9 million were made during fiscal 2018 as compared to $274.2 million in fiscal 2017, an increase of $47.7 million, or 17.4%.  In fiscal 2019, the Company expects to incur approximately $233.0 million in maintenance and compliance type capital expenditures and approximately $67.0 million for new construction (including expansions) for a total of approximately $300.0 million. These costs are expected to be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $32.1 million in fiscal 2018, $27.5 million in fiscal 2017 and $17.5 million in fiscal 2016.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal 2018, the Company has accrued approximately $9.3 million as of December 29, 2018 that it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 29, 2018.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.9 million in order to meet minimum pension funding requirements to its domestic plans in fiscal 2019. In addition, the Company expects to make payments of approximately $3.3 million under its foreign pension plans in fiscal 2019.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2018 and fiscal 2017 of approximately $1.0 million and $1.0 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2018 of approximately $3.5 million, as compared to $3.3 million in contributions in fiscal 2017.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  The impact of recent volatility in the world equity and other financial markets have had and could continue to have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone, as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate current liability of approximately $1.6 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the DGD Facility, which as a result of its recently expanded capacity is now capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013.

On February 23, 2015, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matured on December 31, 2018. As of December 29, 2018, no amounts are owed to Darling Green under the DGD Loan Agreement. The DGD Joint Venture, together with its joint venture partners, evaluates its capital structure from time to time, including opportunities to refinance the JV Loan.

Future dividend distributions from the DGD Joint Venture to the joint venture partners are expected to be made based on the DGD Joint Venture's available cash and capital needs. During the twelve months ended December 29, 2018, the DGD Joint Venture made dividend distributions to each partner in the amount of $65.0 million.

Based on the sponsor support agreements executed in connection with the Facility Agreement and the Loan Agreement relating to the DGD Joint Venture with Valero, the Company has contributed a total of approximately $111.7 million for the completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of the date of this report, it is anticipated that substantially all contributions have been made, except for possible additional working capital funding, which is not expected to be material to the Company if it occurs. As of December 29, 2018, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $368.7 million on the consolidated balance sheet.

In August 2018, the DGD Joint Venture completed an expansion project that increased the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons and expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. In November 2018, the joint venture partners approved the DGD Joint Venture moving forward with another expansion project, which is expected to grow the facility's annual production capacity by an additional 400 million gallons from the current capacity of 275 million gallons of renewable diesel to 675 million gallons of renewable diesel and provide the capability to separate naphtha for sale into low carbon fuel markets. This expansion project is expected to be funded by DGD Joint Venture cash flow; provided, however, that in the event the DGD Joint Venture’s cash flow is not sufficient to fund the project, the Company would be required to contribute to the DGD Joint Venture its proportionate share of the additional funds necessary to cover such shortfall, with such additional funding to be in the form of an equity contribution or, if agreed to by the joint venture partners, a loan. The DGD Joint Venture estimates completion and startup of the expansion project in the fourth quarter of 2021. The expansion will be in the form of a parallel facility located next to the current facility. The planned expansion will also include expanded inbound and outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. The total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal 2018, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal 2019 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.375 % Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24-month period; however, the Board has subsequently extended the program for an additional 36 month period and increased the amount of the program to $200.0 million. Accordingly, repurchases may occur through August 13, 2020, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and, as of the date of this report, has $200.0 million remaining in its share repurchase program.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at December 29, 2018 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$1,685,684	$—	$100,185	$500,188	$1,085,311
Operating lease obligations (c)	152,759	46,316	56,655	21,569	28,219
Capital lease obligations (c)	435	270	159	6	—
Estimated interest payable (d)	383,281	78,488	156,081	86,906	61,806
Purchase commitments (e)	68,124	68,124	—	—	—
Pension funding obligation (f)	4,248	4,248	—	—	—
Other obligations (b)	10,775	7,236	2,929	41	569
Total	$2,305,306	$204,682	$316,009	$608,710	$1,175,905

(a)	The above table does not reflect uncertain tax positions at December 29, 2018. The Company's uncertain tax position is approximately $5.8 million.

(b)	Represents debt obligations outstanding as of December 29, 2018. See Note 10 to Notes to Consolidated Financial Statements.

(c)	See Note 9 to Notes to Consolidated Financial Statements.

(d)	Interest payable was calculated using the current rate for the debt that was outstanding as of December 29, 2018.

(e)	Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finished product purchases.

(f)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $4.2 million in required contributions to domestic and foreign pension plans in fiscal 2019.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $56.8 million at the end of fiscal 2018.  The Company knows certain of the multiemployer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multiemployer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of December 29, 2018 relate to operating lease obligations, letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at December 29, 2018 (in thousands):

Other commercial commitments:
Standby letters of credit	$23,070
Foreign bank guarantees	17,777
Total other commercial commitments:	$40,847

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $68.1 million of commodity products, consisting of approximately $38.7 million of finished and raw material products and approximately $25.2 million of natural gas and diesel fuel and approximately $4.2 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at December 29, 2018. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during fiscal 2019, in accordance with U.S. GAAP.

Based upon underlying lease agreements, the Company is obligated to pay approximately $46.3 million for operating leases during fiscal 2019, which are not included in liabilities on the Company’s balance sheet at December 29, 2018.  These lease obligations are included in cost of sales or selling, general and administrative expense on the Company’s Statement of Operations as the underlying lease obligation comes due, in accordance with U.S. GAAP.

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements.  A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements.

Certain of the policies require management to make significant and subjective estimates or assumptions that may deviate from actual results.  In particular, management makes estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill and pension liability.  Each of these estimates is discussed in greater detail in the following discussion.

Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In fiscal 2018, the Company shut down the operations at its Hurlingham, Argentina plant and recorded impairment charges related to its long-lived assets of approximately $2.4 million. In fiscal 2018, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment.

Goodwill Valuation

The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 27, 2018 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date. Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

Based on the Company’s annual impairment testing at October 27, 2018, October 28, 2017 and October 29, 2016, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 28, 2018, the fair value of six of the Company's eight reporting units was less than 30% in excess of its carrying value and one reporting unit (Canada Fuel) was less than 10% of the estimated fair value with goodwill of approximately $29.4 million, which was substantially less than the percentage by which the other reporting units with goodwill exceeded their carrying values. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these six reporting units was approximately $813.1 million.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. Goodwill was approximately $1,229.2 million and $1,301.1 million at December 29, 2018 and December 30, 2017, respectively.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 3.68% at December 29, 2018 and 3.40% at December 30, 2017, respectively.  The net periodic benefit cost for fiscal 2019 would increase by approximately $1.2 million if the discount rate was 0.5% lower at a weighted average of 3.18%.  The net periodic benefit cost for fiscal 2019 would decrease by approximately $1.1 million if the discount rate was 0.5% higher at a weighted average of 4.18%.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends Subtopic 350-40, Intangibles - Goodwill and Other Internal - Use Software, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of this standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. However, in July 2018, the FASB issued ASU No. 2018-11, allowing entities to elect a simplified transition approach whereby they would apply the provisions of the new guidance at the adoption date. The Company adopted the new standard on December 30, 2018 and is using the effective date as the Company's date of initial application and consequently, financial information will not be updated and the disclosures required under the this ASU will not be provided for dates and periods before December 30, 2018. The Company has implemented a new software to manage its leases. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets and disclosures, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements of operations or cash flows. The Company has elected the package of expedients, which permits the Company not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The Company is finalizing the evaluation of the impacts that the adoption of this accounting standard will have on the consolidated financial statements, and is currently estimating approximately $130.0 million to $140.0 million of additional right-of-use assets and liabilities will be recognized in the Company's consolidated balance sheet upon adoption.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements that involve risks and uncertainties.   The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “could,” “may,” “will,” “should,” “planned,” “potential,” and similar expressions identify forward-looking statements.  All statements other than statements of historical facts included in this report are forward looking statements, including, without limitation, the statements under the sections entitled “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and located elsewhere herein regarding industry prospects and the Company's financial position and the Company's use of cash.  Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including many that are beyond the control of the Company.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct.

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices; changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of Swine Flu, Bird Flu, SARs, BSE, PED or other diseases associated with animal origin in the United States or elsewhere, such as the recent African Swine Fever (“ASF”) outbreak in China; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully, including the Company's ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt writeoffs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At December 29, 2018, the Company had foreign currency forward contracts outstanding that qualified and were designated for hedge accounting as well as corn options and forward contracts, heating oil forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2018, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted peptan sales in currencies other than the functional currency through the second quarter of fiscal 2020. At December 29, 2018, the aggregate fair value of these foreign exchange contracts was approximately $1.6 million. The December 29, 2018 amounts are included in other current assets, accrued expenses and other noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss for the effective portion.

As of December 29, 2018, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	46,905	Euro	10,233	4.26 - 5.04	$12,106
Brazilian real	408,100	U.S. dollar	101,235	3.69 - 4.28	101,235
Euro	55,044	U.S. dollar	63,381	1.13 - 1.21	63,381
Euro	36,950	Polish zloty	158,780	4.29 - 4.31	42,366
Euro	7,806	Japanese yen	1,007,000	128.38 - 131.83	8,950
Euro	39,280	Chinese renminbi	310,585	7.84 - 8.12	45,038
Euro	13,965	Australian dollar	21,850	1.56 - 1.61	16,012
Euro	3,844	British pound	3,452	0.88 - 0.91	4,408
Polish zloty	19,278	Euro	4,486	4.29 - 4.30	5,144
British pound	73	Euro	81	0.90	93
Japanese yen	229,343	U.S. dollar	2,064	109.13 - 112.48	2,064
U.S. dollar	648	Japanese yen	73,000	112.59	648
					$301,445

The above foreign currency contracts had an aggregate fair value of approximately $2.1 million and are included in other current assets, accrued expenses and noncurrent liabilities at December 29, 2018.

Additionally, the Company had corn options and forward contracts and heating oil swap contracts that are marked to market because they did not qualify for hedge accounting at December 29, 2018.  These contracts have an aggregate fair value of approximately $1.1 million and are included in current other assets and accrued expenses at December 29, 2018.

As of December 29, 2018, the Company had forward purchase agreements in place for purchases of approximately $25.2 million of natural gas and diesel fuel and approximately $4.2 million of other commitments.  As of December 29, 2018, the Company had forward purchase agreements in place for purchases of approximately $38.7 million of finished product in fiscal 2018 and years beyond.

Interest Rate Sensitivity

At December 29, 2018, the Company's fixed rate debt obligations consist of the 5.375% Notes, the 3.625% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 4.43%. As of December 29, 2018, the Company has long-term debt of approximately $0.6 billion subject to variable interest rates under the Company's Senior Secured Credit Facilities. This portion of the Company's debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company's annual interest expense by approximately $6.0 million.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 29, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Notes 1 and 22 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition on December 31, 2017, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
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
February 27, 2019

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darling Ingredients Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Darling Ingredients Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Dallas, Texas
February 27, 2019

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 29, 2018 and December 30, 2017
(in thousands, except share and per share data)

ASSETS	December 29, 2018	December 30, 2017
Current assets:
Cash and cash equivalents	$107,262	$106,774
Restricted cash	107	142
Accounts receivable, less allowance for bad debts of $7,830 at December 29, 2018 and $8,045 at December 30, 2017	385,737	391,847
Inventories	341,028	358,183
Prepaid expenses	35,247	38,326
Income taxes refundable	6,462	4,509
Other current assets	22,099	56,664
Total current assets	897,942	956,445

Property, plant and equipment, net	1,687,858	1,645,822
Intangible assets, net	595,862	676,500
Goodwill	1,229,159	1,301,093
Investment in unconsolidated subsidiaries	410,177	302,038
Other assets	53,375	62,284
Deferred income taxes	14,981	14,043
	$4,889,354	$4,958,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,492	$16,143
Accounts payable, principally trade	219,479	217,417
Income taxes payable	4,043	12,300
Accrued expenses	309,484	313,623
Total current liabilities	540,498	559,483

Long-term debt, net of current portion	1,666,940	1,698,050
Other noncurrent liabilities	115,032	106,287
Deferred income taxes	231,063	266,708
Total liabilities	2,553,533	2,630,528

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 250,000,000 shares authorized, 168,098,177 and 167,892,500 shares issued at December 29, 2018 and December 30, 2017, respectively	1,681	1,679
Additional paid-in capital	1,536,157	1,515,614
Treasury stock, at cost; 3,437,579 and 3,239,063 shares at December 29, 2018 and December 30, 2017, respectively	(47,756)	(44,063)
Accumulated other comprehensive loss	(304,539)	(209,524)
Retained earnings	1,087,505	981,227
Total Darling's stockholders’ equity	2,273,048	2,244,933
Noncontrolling interests	62,773	82,764
Total stockholders’ equity	2,335,821	2,327,697
	$4,889,354	$4,958,225

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 29, 2018
(in thousands, except per share data)

	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$3,387,726	$3,662,251	$3,391,928
Costs and expenses:
Cost of sales and operating expenses	2,647,083	2,875,443	2,635,333
Selling, general and administrative expenses	309,264	343,502	311,552
Restructuring and impairment charges	14,965	—	—
Depreciation and amortization	321,192	302,100	289,908
Acquisition and integration costs	—	—	401
Total costs and expenses	3,292,504	3,521,045	3,237,194
Operating income	95,222	141,206	154,734

Other expense:
Interest expense	(86,429)	(88,926)	(94,187)
Debt extinguishment costs	(23,509)	—	—
Foreign currency losses	(6,431)	(6,898)	(1,854)
Loss on disposal of subsidiaries	(12,545)	(885)	—
Other expense, net	(7,562)	(8,801)	(6,533)
Total other expense	(136,476)	(105,510)	(102,574)

Equity in net income of unconsolidated subsidiaries	159,229	28,504	70,379
Income from operations before income taxes	117,975	64,200	122,539

Income tax expense/(benefit)	12,031	(69,154)	15,315

Net income	105,944	133,354	107,224

Net income attributable to noncontrolling interests	(4,448)	(4,886)	(4,911)

Net income attributable to Darling	$101,496	$128,468	$102,313

Net income per share:
Basic	$0.62	$0.78	$0.62
Diluted	$0.60	$0.77	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended December 29, 2018
(in thousands)

	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$105,944	$133,354	$107,224
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(87,474)	121,810	(5,593)
Pension adjustments	(2,730)	5,829	(1,016)
Natural gas swap derivative adjustments	23	(18)	—
Corn option derivative adjustments	(1,687)	(1,078)	625
Foreign exchange derivative adjustments	1,081	—	—
Total other comprehensive income/(loss), net of tax	(90,787)	126,543	(5,984)
Total comprehensive income	15,157	259,897	101,240
Comprehensive income attributable to noncontrolling interests	3,894	947	3,015
Comprehensive income attributable to Darling	$11,263	$258,950	$98,225

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 29, 2018
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at January 2, 2016	164,735,376	$1,671	$1,488,783	$(34,316)	$(335,918)	$750,489	$1,870,709	$103,901	$1,974,610
Net income	—	—	—	—	—	102,313	102,313	4,911	107,224
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,688)	(3,688)
Pension liability adjustments, net of tax	—	—	—	—	(1,016)	—	(1,016)	—	(1,016)
Corn option derivative adjustment, net of tax	—	—	—	—	625	—	625	—	625
Foreign currency translation adjustments	—	—	—	—	(3,697)	—	(3,697)	(1,896)	(5,593)
Issuance of non-vested stock	341,185	3	4,128	—	—	—	4,131	—	4,131
Stock-based compensation	—	—	4,081	—	—	—	4,081	—	4,081
Tax benefits associated with stock-based compensation	—	—	(364)	—	—	—	(364)	—	(364)
Treasury stock	(693,250)	—	—	(6,593)	—	—	(6,593)	—	(6,593)
Issuance of common stock	229,247	2	2,803	—	—	—	2,805	—	2,805
Balances at December 31, 2016	164,612,558	$1,676	$1,499,431	$(40,909)	$(340,006)	$852,802	$1,972,994	$103,228	$2,076,222
Adjustment to initially apply FASB ASC No. 2016-09 Improvements to Employee Share-Based Payment Accounting	—	—	—	—	—	(43)	(43)	—	(43)
Net income	—	—	—	—	—	128,468	128,468	4,886	133,354
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,020)	(4,020)
Deductions to noncontrolling interests	—	—	(1,721)	—	—	—	(1,721)	(17,391)	(19,112)
Pension liability adjustments, net of tax	—	—	—	—	5,829	—	5,829	—	5,829
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(18)	—	(18)	—	(18)
Corn option derivative adjustment, net of tax	—	—	—	—	(1,078)	—	(1,078)	—	(1,078)
Foreign currency translation adjustments	—	—	—	—	125,749	—	125,749	(3,939)	121,810
Stock-based compensation	—	—	14,831	—	—	—	14,831	—	14,831
Treasury stock	(210,206)	—	—	(3,154)	—	—	(3,154)	—	(3,154)
Issuance of common stock	251,085	3	3,073	—	—	—	3,076	—	3,076
Balances at December 30, 2017	164,653,437	$1,679	$1,515,614	$(44,063)	$(209,524)	$981,227	$2,244,933	$82,764	$2,327,697
Adjustment to initially apply FASB ASC No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	(4,782)	4,782	—	—	—
Net income	—	—	—	—	—	101,496	101,496	4,448	105,944
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(9,710)	(9,710)
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(14,175)	(14,175)
Pension liability adjustments, net of tax	—	—	—	—	(2,730)	—	(2,730)	—	(2,730)
Natural gas swap derivative adjustment, net of tax	—	—	—	—	23	—	23	—	23
Corn option derivative adjustment, net of tax	—	—	—	—	(1,687)	—	(1,687)	—	(1,687)
Foreign exchange derivative adjustment, net of tax	—	—	—	—	1,081	—	1,081	—	1,081
Foreign currency translation adjustments	—	—	—	—	(86,920)	—	(86,920)	(554)	(87,474)
Stock-based compensation	—	—	18,260	—	—	—	18,260	—	18,260
Treasury stock	(198,516)	—	—	(3,693)	—	—	(3,693)	—	(3,693)
Issuance of common stock	205,677	2	2,283	—	—	—	2,285	—	2,285
Balances at December 29, 2018	164,660,598	$1,681	$1,536,157	$(47,756)	$(304,539)	$1,087,505	$2,273,048	$62,773	$2,335,821
The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 29, 2018
(in thousands)

	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$105,944	$133,354	$107,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321,192	302,100	289,908
Deferred income taxes	(16,974)	(98,805)	(11,532)
Loss/(gain) on sale of assets	709	(237)	1,744
Loss on disposal of subsidiaries	12,545	885	—
Asset impairment	2,907	—	—
Gain on insurance proceeds from insurance settlement	(1,253)	(1,427)	(356)
Increase/(decrease) in long-term pension liability	1,463	2,383	(430)
Stock-based compensation expense	18,779	17,598	10,330
Debt extinguishment costs	23,509	—	—
Write-off deferred loan costs	320	766	528
Deferred loan cost amortization	7,870	8,736	11,171
Equity in net income of unconsolidated subsidiaries	(159,229)	(28,504)	(70,379)
Distributions of earnings from unconsolidated subsidiaries	67,638	26,761	26,317
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,347)	3,482	(22,796)
Income taxes refundable/payable	(9,809)	9,360	2,839
Inventories and prepaid expenses	2,391	(15,022)	15,343
Accounts payable and accrued expenses	14,534	73,386	39,286
Other	12,426	(24,380)	(8,199)
Net cash provided by operating activities	398,615	410,436	390,998
Cash flows from investing activities:
Capital expenditures	(321,896)	(274,168)	(243,523)
Acquisitions, net of cash acquired	(107,727)	(12,144)	(8,511)
Investment in unconsolidated subsidiary	(12,250)	(4,750)	—
Proceeds from sale of investment in subsidiaries	82,760	—	—
Gross proceeds from sale of property, plant and equipment and other assets	19,328	8,090	7,329
Proceeds from insurance settlement	1,253	6,054	1,537
Payments related to routes and other intangibles	(3,883)	(7,135)	(23)
Net cash used in investing activities	(342,415)	(284,053)	(243,191)
Cash flows from financing activities:
Proceeds from long-term debt	624,620	33,401	36,327
Payments on long-term debt	(686,628)	(149,623)	(204,428)
Borrowings from revolving credit facility	543,898	199,495	99,276
Payments on revolving credit facility	(510,974)	(204,935)	(104,028)
Net cash overdraft financing	3,460	(714)	1,071
Deferred loan costs	(9,668)	(6,717)	(3,879)
Issuance of common stock	182	22	188
Repurchase of common stock	—	—	(5,000)
Minimum withholding taxes paid on stock awards	(2,215)	(3,049)	(1,843)
Deductions of noncontrolling interest	—	(17,451)	—
Distributions to noncontrolling interests	(10,257)	(5,281)	(1,552)
Net cash used in financing activities	(47,582)	(154,852)	(183,868)
Effect of exchange rate changes on cash flows	(8,165)	20,528	(6,297)
Net increase/(decrease) in cash, cash equivalents and restricted cash	453	(7,941)	(42,358)
Cash, cash equivalents and restricted cash at beginning of year	106,916	114,857	157,215
Cash, cash equivalents and restricted cash at end of year	$107,369	$106,916	$114,857
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$5,951	$1,521	$(937)
Cash paid during the year for:
Interest, net of capitalized interest	$75,006	$78,233	$82,094
Income taxes, net of refunds	$33,162	$26,304	$23,220
Non-cash financing activities
Debt issued for service contract assets	$22	$9,459	$10
Contribution of assets to unconsolidated subsidiary	$—	$—	$2,674
  The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries.  The Company’s business operations is conducted through a global network of over 200 locations across five continents within three business segments, Feed Ingredients, Food Ingredients and Fuel Ingredients. Comparative segment revenues and related financial information are presented in Note 21 to the consolidated financial statements.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 29, 2018, the 52 weeks ended December 30, 2017, and the 52 weeks ended December 31, 2016.

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

Restricted cash represents amounts required to be set aside to cover self-insurance claims and collateral for environmental claims. The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statement of cash flows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 29, 2018	December 30, 2017
Cash and cash equivalents	$107,262	$106,774
Restricted cash	107	142
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flow	$107,369	$106,916

(4)	Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, and aging of trade accounts receivable, among other factors.  If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required. The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the year ended December 29, 2018, the Company sold approximately $113.5 million of its trade receivables and incurred approximately $0.6 million in fees, which are recorded as interest expense, respectively. For the years ended December 30, 2017 and December 31, 2016, no receivables were factored.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 27, 2018 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date.  Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

In fiscal 2018, 2017 and 2016, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values.  Goodwill was approximately $1,229.2 million and $1,301.1 million at December 29, 2018 and December 30, 2017, respectively.  See Note 7 for further information on the Company’s goodwill.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

	Net Income per Common Share (in thousands, except per share data)
		December 29,			December 30,			December 31,
		2018			2017			2016
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$101,496	164,789	$0.62	$128,468	164,752	$0.78	$102,313	164,600	$0.62

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	5,234	—	—	3,865	—	—	1,329	—
Less: Pro-forma treasury shares	—	(2,113)	—	—	(1,887)	—	—	(717)	—
Diluted:
Net income attributable to Darling	$101,496	167,910	$0.60	$128,468	166,730	$0.77	$102,313	165,212	$0.62

For fiscal 2018, 2017 and 2016, respectively, 693,172, 340,504 and 1,148,707 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2018, 2017 and 2016, respectively, 502,292, 288,616 and 758,557 non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(12)	Stock Based Compensation

The Company recognizes compensation expense ratably over the vesting period in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees and non-employee directors or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. The Company's policy is to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. The Company does not reclassify excess tax benefits from operating activities to financing activities in the statement of cash flows. Additionally, the Company excludes the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company's diluted earnings per share. The Company records tax benefit or expense within income tax expense for the year ended December 29, 2018 and December 30, 2017 related to the excess tax expense on stock options, nonvested stock, director restricted stock units and performance units. Prior to fiscal 2017, the Company recorded excess tax benefit or expense as reduction of additional paid-in capital.

Total stock-based compensation recognized in the statement of operations for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was approximately $18.8 million, $17.6 million and $10.3 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $3.9 million, $3.7 million and $3.4 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

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

DARLING INGREDIENTS INC.
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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company's 5.375% Senior Notes due 2022, 3.625% Senior Notes due 2026, term loans and revolver borrowings outstanding at December 29, 2018, as described in Note 10 have a fair value based on market valuation from a third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the carrying value. See Note 17 for financial instruments' fair values.

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

At December 29, 2018, the Company had foreign currency forward contracts outstanding that qualified and were designated for hedge accounting as well as corn options and forward contracts, heating oil forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

(16)	Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs. Certain customers may be required to prepay prior to shipment in order to maintain payment protection against certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when control of the promised finished product is transferred to the Company's customer. See Note 22 to the consolidated financial statements.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(17)	Related Party Transactions

The Company announced in January 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The Company has related party sale transactions and loan transactions with the DGD Joint Venture.  See Note 24 for further information on the Company's related party transactions.

(18)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $86.9 million and $3.7 million in fiscal 2018 and fiscal 2016, respectively. The Company incurred net foreign currency translation gain of approximately $125.7 million in fiscal 2017.

(19)	Reclassification

Certain prior year immaterial amounts have been reclassified to conform to the current year presentation. Previous reported net periodic pension costs have been reclassified in the consolidated statements of operations to conform to current year presentation, as described in Note 15 and previously reported amounts in the consolidated statements of cash flows have been adjusted to reflect the adoption of the presentation of restricted cash.

(20)	Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

NOTE 2.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “DGD Facility”), which as result of its recently expanded capacity is now capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013.

Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	December 31, 2018	December 31, 2017
Assets:
Total current assets	$186,258	$202,778
Property, plant and equipment, net	576,384	435,328
Other assets	24,601	4,655
Total assets	$787,243	$642,761
Liabilities and members' equity:
Total current portion of long term debt	$189	$17,023
Total other current liabilities	40,619	40,705
Total long term debt	8,485	36,730
Total other long term liabilities	539	450
Total members' equity	737,411	547,853
Total liabilities and member's equity	$787,243	$642,761

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues:
Operating revenues	$677,663	$633,908	$527,670
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	329,636	547,512	353,222
Depreciation, amortization and accretion expense	29,434	28,955	27,821
Operating income	318,593	57,441	146,627
Other income	1,919	1,343	551
Interest and debt expense, net	(955)	(2,306)	(7,354)
Net income	$319,557	$56,478	$139,824

As of December 29, 2018, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $368.7 million on the consolidated balance sheet and has recorded approximately $159.8 million, $28.2 million and $69.9 million in equity net income in the unconsolidated subsidiary for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. Biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing 0.1% diesel fuel. In February 2018, the blenders tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. Fiscal 2017 results do not include any blenders tax credits, while in fiscal 2018, the DGD Joint Venture recorded approximately $160.4 million for the 2017 reinstated blenders tax credits. For fiscal year ended December 31, 2016, the DGD Joint Venture recorded approximately $160.6 million in blenders tax credits. These blenders credits were recorded by the DGD Joint Venture as a reduction of total costs and expenses in the above table. In addition, the Company received $65.0 million for the year ended December 29, 2018 and $25.0 million for each of the years ended December 30, 2017 and December 31, 2016, in dividend distributions from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

NOTE 3.    ACQUISITIONS AND DISPOSITIONS

In October 2018, the Company acquired substantially all of the assets of Triple - T Foods - Arkansas, Inc. including a wet pet food ingredient operation in Springdale, Arkansas and a cold storage operation in Rogers, Arkansas. The Company paid approximately $49.2 million in cash for assets and assumed liabilities consisting of property, plant and equipment of approximately $11.2 million, intangible assets of approximately $21.8 million, consisting of routes, permits and non-compete agreements, goodwill of approximately $8.0 million, and other including working capital of approximately $8.2 million. The amounts have been recorded on a preliminary basis pending working capital finalization that is expected to occur within the next six months. The Company does not expect a material change from the working capital finalization. The identifiable intangible assets have a weighted average life of 15 years.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

In May 2018, the Company sold its Terra Renewal Services (“TRS”) industrial residuals business to American Residuals Group, LLC. TRS is a provider of environmental services focused on the collection, hauling, and disposal of non-hazardous, liquid and semi-solid waste streams from the food processing industry. All of the used cooking oil business originally acquired as part of TRS was retained by the Company. The transaction price for the industrial residuals business sold for approximately $80.0 million in cash and resulted in the Company recording a loss on the TRS sale of approximately $15.6 million, due to a substantial portion of the original purchase price of TRS being allocated to the industrial residuals business.

In January 2018, the Company through a wholly-owned international subsidiary, sold a portion of its interest in a majority owned consolidated subsidiary for approximately $2.8 million. This transaction resulted in the foreign subsidiary being deconsolidated and accounted for using the equity method of accounting, effective January 2018. In fiscal 2017, as part of this transaction, the Company recorded $37.8 million of assets held for sale and $19.2 million of liabilities held for sale, which are included in other current assets and accrued liabilities, respectively. In addition, the Company recorded a loss of approximately $0.9 million in fiscal 2017 from this transaction.

In fiscal 2017, the Company, through a wholly-owned international subsidiary, acquired the minority interest in one of its international subsidiaries for approximately $19.1 million, including transaction costs.

Additionally, the Company made other immaterial acquisitions in fiscal 2018, fiscal 2017 and fiscal 2016.

NOTE 4.    INVENTORIES

A summary of inventories follows (in thousands):

	December 29, 2018	December 30, 2017
Finished product	$176,184	$171,277
Work in process	78,501	101,540
Raw material	32,502	33,173
Supplies and other	53,841	52,193
	$341,028	$358,183

The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

NOTE 5.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 29, 2018	December 30, 2017
Land	$159,981	$165,847
Buildings and improvements	548,394	513,078
Machinery and equipment	1,757,314	1,617,008
Vehicles	236,465	229,995
Aircraft	18,146	13,504
Construction in process	213,653	181,838
	2,933,953	2,721,270
Accumulated depreciation	(1,246,095)	(1,075,448)
	$1,687,858	$1,645,822

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 6.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	December 29, 2018	December 30, 2017
Indefinite Lived Intangible Assets
Trade names	$53,472	$54,682
	53,472	54,682
Finite Lived Intangible Assets:
Routes	386,724	397,808
Permits	486,359	512,659
Non-compete agreements	3,784	3,963
Trade names	72,570	76,558
Royalty, consulting, land use rights and leasehold	16,528	14,666
	965,965	1,005,654
Accumulated Amortization:
Routes	(145,702)	(136,592)
Permits	(238,123)	(211,264)
Non-compete agreements	(2,501)	(2,387)
Trade names	(33,242)	(30,235)
Royalty, consulting, land use rights and leasehold	(4,007)	(3,358)
	(423,575)	(383,836)
Total Intangible assets, less accumulated amortization	$595,862	$676,500

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2018 and fiscal 2017 by approximately $5.5 million and $6.7 million, respectively as a result of asset retirements and decreased in fiscal 2018 by $44.6 million from the sale of a subsidiary. In addition, gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially increased in fiscal 2018 and fiscal 2017 due to acquired intangibles of approximately $44.1 million and $9.0 million, respectively. Amortization expense for the three years ended December 29, 2018, December 30, 2017 and December 31, 2016, was approximately $75.2 million, $78.0 million and $77.7 million, respectively. Amortization expense for the next five fiscal years is estimated to be $74.0 million, $73.5 million, $65.3 million, $63.8 million and $62.3 million.

NOTE 7.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 31, 2016
Goodwill	$813,621	$317,008	$111,178	$1,241,807
Accumulated impairment losses	(15,914)	—	—	(15,914)
	797,707	317,008	111,178	1,225,893
Goodwill acquired during year	1,880	—	—	1,880
Goodwill disposed of during year	(2,894)	—	—	(2,894)
Foreign currency translation	35,560	27,463	13,191	76,214
Balance at December 30, 2017
Goodwill	848,167	344,471	124,369	1,317,007
Accumulated impairment losses	(15,914)	—	—	(15,914)
	832,253	344,471	124,369	1,301,093
Goodwill acquired during year	27,645	1,608	—	29,253
Goodwill disposed of during year	(61,088)	(371)	—	(61,459)
Goodwill impairment during year	—	(461)	—	(461)
Foreign currency translation	(22,758)	(10,007)	(6,502)	(39,267)
Balance at December 29, 2018
Goodwill	791,966	335,701	117,867	1,245,534
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	$776,052	$335,240	$117,867	$1,229,159

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2018, fiscal 2017 and fiscal 2016, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value pursuant to a quantitative assessment completed as of October 27, 2018, October 28, 2017 and October 29, 2016, respectively.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 29, 2018	December 30, 2017
Compensation and benefits	$91,851	$102,474
Utilities and sewage	20,447	18,077
Accrued income, ad valorem, and franchise taxes	31,366	30,546
Reserve for self insurance, litigation, environmental and tax matters (Note 20)	14,030	13,101
Medical claims liability	9,981	8,502
Accrued operating expenses	62,247	61,230
Accrued interest payable	17,536	16,125
Liabilities for sale	—	19,172
Customer deposits	30,741	14,660
Other accrued expense	31,285	29,736
	$309,484	$313,623

NOTE 9.    LEASES

The Company leases 12 processing plants and storage locations, land surrounding certain processing plants and office locations under operating leases and a portion of its transportation equipment under operating and capital leases.  Leases are noncancellable and expire at various times through the year 2066.  Minimum rental commitments under noncancellable leases as of December 29, 2018, are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Period Ending Fiscal	Operating Leases	Capital Leases
2019	$46,316	$271
2020	34,403	152
2021	22,252	6
2022	13,091	6
2023	8,478	—
Thereafter	28,219	—
	$152,759	$435
Less amounts representing interest		(20)
Capital lease obligations included in current and long-term debt		$415

Rent expense was approximately $51.8 million, $48.7 million and $43.6 million, for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

The Company's capital lease assets are included in property, plant and equipment and the capital lease obligations are included in the Company's current and long-term debt obligations on the consolidated balance sheet.

NOTE 10.    DEBT

Debt consists of the following (in thousands):

	December 29, 2018	December 30, 2017
Amended Credit Agreement:
Revolving Credit Facility ($32.1 million denominated in euro at December 29, 2018)	$32,105	$—
Term Loan A ($29.8 million and $53.1 million denominated in CAD at December 29, 2018 and December 30, 2017, respectively)	68,080	96,365
Less unamortized deferred loan costs	(381)	(671)
Carrying value Term Loan A	67,699	95,694

Term Loan B	495,000	505,000
Less unamortized deferred loan costs	(9,024)	(10,578)
Carrying value Term Loan B	485,976	494,422

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(4,876)	(6,638)
Carrying value 5.375% Senior Notes due 2022	495,124	493,362

4.75% Senior Notes due 2022 - Denominated in euro with effective interest of 5.10%	—	617,356
Less unamortized deferred loan costs - Denominated in euro	—	(8,675)
Carrying value 4.75% Senior Notes due 2022	—	608,681

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	590,499	—
Less unamortized deferred loan costs - Denominated in euro	(8,160)	—
Carrying value 3.625% Senior Notes due 2026	582,339	—

Other Notes and Obligations	11,189	22,034
	1,674,432	1,714,193
Less Current Maturities	7,492	16,143
	$1,666,940	$1,698,050

As of December 29, 2018, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$40.6 million. See below for discussion relating to the Company's debt agreements. In addition, at December 29, 2018, the Company had capital lease obligations denominated in Canadian dollars included in debt. The total Canadian dollar capital lease obligation was approximately CAD$0.4 million.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As of December 29, 2018, the Company had outstanding debt under the revolving credit facility and the Company's 3.625% Senior Notes due 2026 denominated in euros of €28.0 million and €515.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at December 29, 2018, the Company had capital lease obligations denominated in euros included in debt. The total euro capital lease obligation was approximately €0.1 million.

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

As of December 29, 2018, the Company had $38.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.00% per annum for a total of 4.35% per annum. The Company had $495.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 4.35% per annum. The Company had CAD$40.6 million outstanding under the term loan A Facility at CDOR plus a margin of 2.00% per annum for a total of 4.3734% per annum. The Company had €28.0 million outstanding under the revolver at LIBOR plus a margin of 2.00% per annum for a total of 2.00% per annum. As of December 29, 2018, the Company had availability of $929.8 million under the Amended Credit Agreement taking into account amounts borrowed, an overdraft facility and

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

letters of credit issued of $23.1 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $17.8 million at December 29, 2018.

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

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Corporation, a wholly-owned subsidiary of Darling, issued $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the “5.375% Notes”) pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the “Original 5.375% Indenture”), among Darling Escrow Corporation, the subsidiary guarantors party thereto from time to time, and U.S. Bank National Association, as trustee (the “5.375% Trustee”). On January 8, 2014, Darling Escrow Corporation merged with and into Darling and entered into a supplemental indenture with Darling, the subsidiary guarantors party thereto and the 5.375% Trustee (the “Supplemental 5.375% Indenture,” and together with the Original 5.375% Indenture, the “5.375% Indenture”), pursuant to which Darling assumed all obligations under the 5.375% Notes and the 5.375% Indenture. Darling and the 5.375% Guarantors completed a registered exchange offer for the 5.375% Notes under the Securities Act during the third quarter of 2014. Darling used a portion of the proceeds from the offering of the 5.375% Notes to pay certain fees and expenses (including bank fees and expenses) related to the offering and the financing of its acquisition of its Darling Ingredients International business and for purposes of satisfying, discharging and redeeming its 8.5% Notes due 2018. Darling used the remaining proceeds of the 5.375% Notes to pay certain other fees and expenses related to the completion of the acquisition of its Darling Ingredients International business and its related financings, to repay a portion of the borrowings under its revolving credit facility used to fund a portion of the consideration for the acquisition of its Darling Ingredients International business and for general corporate purposes.

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

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. (the “3.625% Issuer”), a wholly-owned subsidiary of Darling, issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018, among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to refinance all of the 4.75% Notes by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering. The refinancing of the 4.75% Notes was completed during the second quarter of 2018.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The 3.625% Notes will mature on May 15, 2026. The issuer will pay interest on the 3.625% Notes on May 15 and November 15 of each year, commencing on November 15, 2018. Interest on the 3.625% Notes accrues from May 2, 2018 at a rate of 3.625% per annum and is payable in cash. The 3.625% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that guarantee the Senior Secured Credit Facilities (collectively, the “3.625% Guarantors”). The 3.625% Notes and the guarantees thereof are senior unsecured obligations of the 3.625% Issuer and the 3.625% Guarantors and rank equally in right of payment to all of the 3.625% Issuer's and the 3.625% Guarantors' existing and future senior unsecured indebtedness. The 3.625% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries (including the 3.625% Issuer) to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchases of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or certain other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling's subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all of substantially all of Darling's assets. In addition, the Company capitalized $8.8 million of deferred loan costs for the issuance of the 3.625% Notes in the second quarter of 2018.

Other than for extraordinary events such as change of control and defined assets sales, the 3.625% Issuer is not required to make mandatory redemption or sinking fund payments on the 3.625% Notes. The 3.625% Notes are redeemable, in whole or in part, at any time on or after May 15, 2021 at the redemption prices specified in the 3.625% Indenture. The 3.625% Issuer may redeem some or all of the 3.625% Notes at any time prior to May 15, 2021, at a redemption price equal to 100% of the principal amount of the 3.625% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium as specified in the 3.625% Indenture and all additional amounts (if any) then due or which will become due on the redemption date as a result of the redemption or otherwise (subject to the rights of holders on the relevant record dates to receive interest due on the relevant interest payment date and additional amounts (if any) in respect thereof).

4.75 % Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. (the “4.75% Issuer”) issued and sold €515.0 million aggregate principal amount of the 4.75% Senior Notes due 2022 (the “4.75% Notes”). The 4.75% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 3, 2015 (the “4.75% Indenture”), among the 4.75% Issuer, Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee (the “4.75% Trustee”) and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The Company retired the 4.75% Notes in the second quarter of 2018 using the proceeds from the issuance of the 3.625% Notes and incurred charges of approximately $23.5 million in debt extinguishment charges including the write-off of deferred loan costs.

As of December 29, 2018, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture.

Maturities of long-term debt at December 29, 2018 follow (in thousands):

Contractual Debt Payment
2019	$7,492
2020	3,027
2021	100,239
2022	500,026
2023	208
thereafter	1,085,881
$1,696,873

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 29, 2018	December 30, 2017
Accrued pension liability (Note 15)	$55,632	$52,771
Reserve for self insurance, litigation, environmental and tax matters (Note 20)	57,381	51,903
Other	2,019	1,613
	$115,032	$106,287

NOTE 12.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act” or “U.S. tax reform”) significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate rate from 35% to 21%, eliminating certain deductions, limiting interest expense deductions, enhancing the option for claiming accelerated depreciation deductions through 2026, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries (also referred to as the toll charge or transition tax), and changing how foreign earnings are subject to U.S. tax. Due to the timing of the Tax Act and the substantial changes it brings, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provided registrants a measurement period to report the impact of the new U.S. tax law. During the measurement period, provisional amounts for the effects of the tax law were recorded to the extent a reasonable estimate could be made. The effects of the Tax Act on Darling include two major categories: (i) mandatory deemed repatriation, and (ii) remeasurement of deferred taxes. As described further below, we recorded a provisional net tax benefit of $75.0 million for the impact of the Tax Act in the year ended December 30, 2017. Below is a brief description of the two categories of effects from U.S. tax reform and its impact on the Company:

(i) Mandatory deemed repatriation - under the Tax Act, a company’s accumulated foreign earnings are deemed to be repatriated into the U.S. The Company recorded a provisional estimate in fiscal 2017 of federal and state tax related to deemed repatriation in the amount of approximately $26.2 million. However, the Company had an existing U.S. deferred tax liability associated with foreign earnings that were not permanently reinvested outside the U.S. in the amount of $38.3 million. It is now expected that these foreign earnings can be repatriated to the U.S. without any additional U.S. tax above the amount accrued related to the mandatory deemed repatriation. Accordingly, the Company released the entire $38.3 million liability. This $38.3 million release combined with the $26.2 million amount related the mandatory deemed repatriation resulted in the Company recognizing a net provisional tax benefit of $12.1 million for this item.

(ii) Remeasurement of deferred taxes - under the Tax Act, the U.S. corporate income tax rate was reduced from 35% to 21%. Accordingly, Darling remeasured the Company's net U.S. deferred tax liability as of December 30, 2017 using the new 21% federal rate, which resulted in a provisional tax benefit in fiscal 2017 of $62.9 million. The Company has significant net operating loss carryforwards to offset the mandatory one-time repatriation; therefore, the Company reduced its deferred tax asset related to its net operating loss carryforwards rather than incurring a toll charge liability for which a cash payment would otherwise be required.

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

During fiscal 2018, as information was collected, analyzed and guidance was issued by the U.S. Treasury Department, the IRS and other standard setting bodies in respect to the Tax Act, the Company made adjustments to the provisional amounts recorded in fiscal 2017. An adjustment of approximately $1.7 million of additional tax benefit was made in respect to the impact of the mandatory deemed repatriation, which reduced the effective tax rate by approximately 1.4%. The accounting for the tax effects of the Tax Act has been completed as of December 29, 2018.

In December 2018, the Netherlands enacted tax law changes resulting in a tax benefit in fiscal 2018 of approximately $8.4 million due to the re-measurement of net deferred tax liabilities as a result of a phased in reduction of the corporate income tax rate.

U.S. and foreign income from operations before income taxes are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 29, 2018	December 30, 2017	December 31, 2016
United States	$82,146	$179	$48,869
Foreign	35,829	64,021	73,670
Income from operations before income taxes	$117,975	$64,200	$122,539

Income tax expense attributable to income from continuing operations before income taxes consists of the following (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Current:
Federal	$(330)	$274	$65
State	(3)	(80)	(332)
Foreign	27,935	31,256	27,992
Total current	27,602	31,450	27,725
Deferred:
Federal	4,803	(76,056)	(8,056)
State	(2,216)	622	(649)
Foreign	(18,158)	(25,170)	(3,705)
Total deferred	(15,571)	(100,604)	(12,410)
	$12,031	$(69,154)	$15,315

Income tax expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Computed "expected" tax expense	$24,775	$22,470	$42,888
Change in valuation allowance	9,700	1,609	1,039
Deferred tax on unremitted foreign earnings	(31)	641	2,546
Sub-Part F income	3,361	6,284	6,159
Foreign rate differential	658	(8,292)	(9,982)
Change in uncertain tax positions	3,419	(1,080)	—
Biofuel tax incentives	(18,489)	—	(28,435)
Change in tax law
One-time U.S. transition tax	(1,654)	26,243	—
Deferred tax effects	(8,363)	(115,169)	2,169
Other, net	(1,345)	(1,860)	(1,069)
	$12,031	$(69,154)	$15,315

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2018 and December 30, 2017 are presented below (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 29, 2018	December 30, 2017
Deferred tax assets:
Loss contingency reserves	$9,007	$8,546
Employee benefits	10,791	8,471
Pension liability	12,882	12,224
Intangible assets amortization, including taxable goodwill	1,566	1,475
Interest expense carryforwards	16,871	754
Tax loss carryforwards	103,618	89,660
Tax credit carryforwards	5,108	7,057
Inventory	8,583	6,295
Accrued liabilities and other	12,291	13,010
Total gross deferred tax assets	180,717	147,492
Less valuation allowance	(27,942)	(24,530)
Net deferred tax assets	152,775	122,962

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(152,841)	(170,294)
Property, plant and equipment depreciation	(164,011)	(166,217)
Investment in DGD Joint Venture	(44,857)	(29,516)
Tax on unremitted foreign earnings	(5,648)	(8,045)
Other	(1,500)	(1,555)
Total gross deferred tax liabilities	(368,857)	(375,627)
Net deferred tax liability	$(216,082)	$(252,665)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$14,981	$14,043
Non-current deferred tax liability	(231,063)	(266,708)
Net deferred tax liability	$(216,082)	$(252,665)

At December 29, 2018, the Company had net operating loss carryforwards for federal income tax purposes of approximately $198.3 million, $145.5 million of which begin to expire in 2020 through 2036 and $52.8 million of which can be carried forward indefinitely.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of approximately $2.1 million of the federal net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses. The Company had a capital loss carry forward for federal income tax purposes of approximately $21.9 million, which expires in 2023 and can only be used in future years in which the Company recognizes capital gains. The Company had interest expense carryforwards of approximately $69.4 million and $41.1 million for federal and state income tax purposes, which may be carried forward indefinitely. The Company had approximately $228.3 million of net operating loss carryforwards for state income tax purposes, $221.1 million of which expire in 2019 through 2038 and $7.2 million of which can be carried forward indefinitely. The Company had foreign net operating loss carryforwards of about $174.4 million, $88.3 million of which expire in 2019 through 2038 and $86.1 million of which can be carried forward indefinitely. Also at December 29, 2018, the Company had U.S. federal and state tax credit carryforwards of approximately $1.6 million, and tax credit carryforwards with respect to its foreign tax jurisdictions of approximately $3.5 million. As of December 29, 2018, the Company had a valuation allowance of $7.6 million due to uncertainties in respect to its ability to utilize its U.S. (federal and state) net operating loss, capital loss and tax credit carryforwards. The Company also had a valuation allowance of $20.3 million due to uncertainties in its ability to utilize foreign net operating loss carryforwards, tax credit carryforwards and other foreign deferred tax assets.

At December 29, 2018, the Company had unrecognized tax benefits of approximately $5.8 million. During fiscal 2017, the Company entered into a settlement agreement with the Darling Ingredients International business seller in which an indemnity receivable of $3.0 million was collected and the Company generally accepted responsibility for any remaining tax liabilities in pre-acquisition tax years. All of the unrecognized tax benefits would favorably impact the Company's effective tax rate if recognized. The Company believes it is reasonably possible that unrecognized tax benefits could change by $1.6 million in the next twelve months. The possible change in unrecognized tax benefits relates to the expiration of certain statutes of limitation and the possible settlement of an ongoing income tax audit. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

component of income tax expense. As of December 29, 2018, interest and penalties related to unrecognized tax benefits were $1.2 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 29, 2018	December 30, 2017
Balance at beginning of Year	$2,384	$4,667
Change in tax positions related to current year	237	290
Change in tax positions related to prior years	3,649	(198)
Change in tax positions due to settlement with tax authorities	—	(1,949)
Expiration of the Statute of Limitations	(493)	(426)
Balance at end of year	$5,777	$2,384

In fiscal 2018, the Company's major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany and the Netherlands. The Company is subject to regular examination by various tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's major jurisdictions is open for varying periods, but is generally closed through the 2010 tax year.

Many of the Company's operations are conducted outside the United States. As a result of the Tax Act and the mandatory repatriation, the Company expects to have access to its offshore earnings with minimal to no additional U.S. tax impact. Therefore, the Company does not consider these earnings to be permanently reinvested offshore. As of December 29, 2018, a deferred tax liability of approximately $5.6 million has been recorded for any incremental taxes, including foreign withholding taxes, that are estimated to be incurred when those earnings are distributed to the U.S. in future years.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

On August 7, 2017, the Company's Board of Directors approved the extension for an additional two years of its previously announced share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. On November 6, 2018, the Board approved an increase in the share repurchase program from $100.0 million to $200.0 million and extended the term of the program for an additional year to August 13, 2020. As of December 29, 2018, the Company has approximately $200.0 million remaining under the share repurchase program approved in August 2017.

On May 9, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”).  The 2017 Omnibus Plan replaced the Company's 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) for future grants. Under the 2017 Omnibus Plan, the Company can grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 20,166,500 common shares available under the 2017 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2017 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2017 Omnibus Plan.  The 2017 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2017 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2017 Omnibus Plan.  For each of fiscal 2017 and 2018, the Committee adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company's key employees, as a subplan under the terms of the 2017 Omnibus Plan.  The principal purpose of the LTIP is to encourage the participants to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by participants. The Committee adopted similar LTIPs for fiscal 2015 and 2016, as subplans under the

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

terms of the 2012 Omnibus Plan. At December 29, 2018, the number of common shares available for issuance under the 2017 Omnibus Plan was 14,350,429.

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

Beginning in fiscal 2016, a shift was made in the LTIP from backward-looking performance-based restricted stock and stock options to a combination of (i) annual, overlapping grants of performance share units (“PSUs”) tied to a three-year, forward-looking performance metric and (ii) annual stock option grants that vest 33.33% on the first, second and third anniversaries of grant; provided that a small portion of fiscal 2016 LTIP value was granted as one-time, non-incremental transition PSUs to facilitate the switch to a forward-looking program, with these grants tied to a two-year, forward-looking performance metric. See “Stock Option Awards”, “Fiscal 2018 LTIP PSU Awards”, “Fiscal 2017 LTIP PSU Awards” and “Fiscal 2016 LTIP PSU Awards” below for more information regarding the stock options and PSU awards under the 2018 LTIP, 2017 LTIP and 2016 LTIP.

The following is a summary of stock-based compensation awards granted during the years ended December 29, 2018, December 30, 2017 and December 31, 2016.

Stock Option Awards. Stock options to purchase Darling common shares are granted by the Committee to certain of the Company's employees as part of the Company's LTIPs under the 2012 Omnibus Plan and the 2017 Omnibus Plan, as the case may be. For the options granted in fiscal 2016 under the 2015 LTIP, the exercise price was equal to the market value of Darling common shares on the close of the trading day immediately preceding the grant date, and such options vest 25 percent upon grant and 25 percent each of the first three anniversary dates of the grant thereafter. The Company met the requisite performance measure under the 2015 LTIP, accordingly, in accordance with the terms of the 2015 LTIP, the Company granted 452,878 stock options to participants on March 7, 2016. For the options granted under the fiscal 2018 LTIP, 2017 LTIP and 2016 LTIP, the exercise price was equal to the closing price of Darling common shares on the date of grant, which was January 29, 2018, February 6, 2017 and February 25, 2016, respectively and such options vest 33.33% on the first, second and third anniversaries of the grant date. The Company granted 637,115 stock options under the 2018 LTIP, 956,809 stock options under the 2017 LTIP and 1,094,306 stock options under the 2016 LTIP.

During fiscal 2018, 2017 and 2016 only nonqualified stock options were issued and none of the options were incentive stock options. The Company’s stock options granted under the LTIPs generally terminate 10 years after the date of grant.

A summary of all stock option activity as of December 29, 2018 and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at January 2, 2016	850,732	$15.38	7.7 years
Granted	1,547,184	9.53
Exercised	(28,000)	6.71
Forfeited	(4,000)	16.20
Expired	—	—
Options outstanding at December 31, 2016	2,365,916	11.65	8.4 years
Granted	956,809	12.29
Exercised	(27,968)	8.51
Forfeited	(4,000)	13.55
Expired	—	—
Options outstanding at December 30, 2017	3,290,757	11.86	7.3 years
Granted	637,115	18.82
Exercised	(153,717)	11.49
Forfeited	(19,953)	9.99
Expired	—	—
Options outstanding at December 29, 2018	3,754,202	$13.07	6.9 years
Options exercisable at December 29, 2018	2,162,465	$12.30	5.9 years

The fair value of each stock option grant under the LTIPs was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2018, 2017 and 2016.

Weighted Average	2018	2017	2016
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.54%	2.00%	1.35%
Expected term	5.82 years	5.82 years	5.76 years
Expected volatility	29.3%	33.4%	34.4%
Fair value of options granted	$6.37	$4.34	$3.34

The expected lives for options granted during fiscal 2018, 2017 and 2016 were computed using the simplified method since the current option plans historical exercise data has not provided a reasonable basis for estimating the expected term for the current option grants.

At December 29, 2018, $5.1 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.2 years.

For the year ended December 29, 2018, the amount of cash received from the exercise of options was $0.2 million and the related tax benefit was $0.1 million. For the year ended December 30, 2017, the amount of cash received from the exercise of options was less than $0.1 million and the related tax benefit was less than $0.1 million. For the year ended December 31, 2016, the amount of cash received from the exercise of options was approximately $0.2 million and the related tax benefit was less than $0.1 million. The total intrinsic value of options exercised for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was approximately $1.1 million, $0.2 million and $0.2 million, respectively.  The fair value of shares vested for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was approximately $12.5 million, $11.3 million and $8.3 million, respectively.  At December 29, 2018, the aggregate intrinsic value of options outstanding was approximately $22.5 million and the aggregate intrinsic value of options exercisable was approximately $14.7 million.

Non-Vested Stock, Restricted Stock Unit and Performance Share Unit Awards. The Company has in the past granted non-vested stock and restricted stock unit (RSU) awards to certain of the Company's employees as part of the LTIP under the 2012 Omnibus Plan. Starting in 2016, the Committee made changes to the LTIP and instead of the non-vested stock and RSU awards, the Company began to grant performance share unit awards as part of the LTIP. In addition, the Company has granted performance share unit awards, individual non-vested stock and RSU awards to

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

key employees from time to time at the discretion of the Committee. Non-vested stock is generally granted to U.S. based employees, while RSUs are generally granted to foreign based employees, with each RSU equivalent to one share of common stock and payable upon vesting in an equivalent number of shares of Darling common stock. For grants made under the 2012 Omnibus Plan, both non-vested stock and RSUs generally vest 25 percent upon grant and 25 percent each of the first three anniversary dates of the grant thereafter. For grants made under the 2017 Omnibus Plan, both non-vested stock and RSUs generally vest on the first three anniversary dates of the grant. Generally, upon termination of employment (voluntary or with cause), non-vested stock, RSUs and discretionary performance share awards that have not vested are forfeited. Upon, death, disability or qualifying retirement, a pro-rata portion of the unvested non-vested and RSU awards will vest and be payable.

A summary of the Company’s non-vested stock, restricted stock unit and performance share unit awards as of December 29, 2018, and changes during the year ended is as follows:

	Non-Vested, RSU and PSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 2, 2016	1,034,191	$18.63
Shares granted	602,306	12.11
Shares vested	(413,654)	15.11
Shares forfeited	(241,582)	20.86
Stock awards outstanding December 31, 2016	981,261	15.56
Shares granted	104,750	12.27
Shares vested	(486,086)	13.98
Shares forfeited	(239,581)	20.90
Stock awards outstanding December 30, 2017	360,344	13.18
Shares granted	—	—
Shares vested	(228,991)	13.11
Shares forfeited	(2,779)	12.11
Stock awards outstanding December 29, 2018	128,574	$13.32

Fiscal 2018 LTIP PSU Awards. On January 29, 2018, the Committee granted 295,514 PSUs under the Company's 2018 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on capital employed (ROCE), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies over the same performance period, with the earned award to be determined in the first quarter of fiscal 2021, after the final results for the relevant performance period are determined.

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

Under the 2018 LTIP, 2017 LTIP and 2016 LTIP, PSUs were granted at target level; however, actual awards may vary between 0% and 225% of the target number of PSUs, depending on the performance level achieved. In addition, the number of PSUs earned may be reduced (up to 30%) or increased (capped at the maximum payout) based on the Company's total shareholder return (TSR) over the performance period. In addition, certain of the PSUs under the 2017 LTIP and 2016 LTIP have a two-year holding requirement after vesting before the PSUs are settled in shares of the Company's Common Stock.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The fair value of each 2018 LTIP, 2017 LTIP and 2016 LTIP PSU award under the Company's 2018 LTIP, 2017 LTIP and 2016 LTIP was estimated on the date of grant using a Monte Carlo model with the following weighted average assumptions for fiscal 2018 , fiscal 2017 and fiscal 2016, except for the illiquidity discount, which only pertains to the 2017 LTIP and 2016 LTIP PSU's with a holding period requirement.

Weighted Average	2018	2017	2016
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.25%	1.40%	0.80%
Expected term	2.93 years	2.89 years	2.62 years
Expected volatility	34.4%	32.7%	29.3%
Illiquidity discount	—%	14.0%	16.1%

A summary of the Company’s 2018, 2017 and 2016 LTIP PSU awards as of December 29, 2018, and changes during the year ended is as follows:

	LTIP PSU Shares	Weighted Average Grant Date Fair Value
LTIP PSU awards outstanding January 2, 2016	—	$—
Granted	664,120	7.17
Additional PSU awards vested from performance	—	—
Forfeited	—	—
LTIP PSU awards outstanding December 31, 2016	664,120	$7.17
Granted	559,388	11.14
Additional PSU awards vested from performance	—	—
Forfeited	(82,492)	9.99
LTIP PSU awards outstanding December 30, 2017	1,141,016	$8.91
Granted	295,514	20.60
Additional PSU awards vested from performance	88,151	6.95
Stock issued for PSU's	(26,212)	6.95
Forfeited	(16,493)	9.39
LTIP PSU awards outstanding December 29, 2018	1,481,976	$11.15

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

A summary of the Company’s non-employee director restricted stock awards as of December 29, 2018, and changes during the year ended is as follows:

	Restricted stock and Restricted Stock Unit Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 2, 2016	152,504	$12.69
Restricted shares granted	43,421	14.51
Restricted shares where the restriction lapsed	(81,031)	11.55
Restricted shares forfeited	(3,535)	14.51
Stock awards outstanding December 31, 2016	111,359	14.18
Restricted shares granted	60,575	15.63
Restricted shares where the restriction lapsed	(14,915)	12.42
Restricted shares forfeited	(2,210)	14.51
Stock awards outstanding December 30, 2017	154,809	14.91
Restricted shares granted	61,806	16.92
Restricted shares where the restriction lapsed	(1,438)	13.90
Restricted shares forfeited	—	—
Stock awards outstanding December 29, 2018	215,177	$15.49

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

The components of other comprehensive income (loss) and the related tax impacts for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended December 31, 2016
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(5,257)	$1,396	$(3,861)
Amortization of actuarial loss	4,632	(1,786)	2,846
Amortization of prior service costs	36	(12)	24
Amortization of settlement	(114)	45	(69)
Other	44	—	44
Total defined benefit pension plans	(659)	(357)	(1,016)
Corn option derivatives
Loss/(gain) reclassified to net income	(3,868)	1,501	(2,367)
Gain/(loss) recognized in other comprehensive income (loss)	4,889	(1,897)	2,992
Total corn options	1,021	(396)	625
Foreign currency translation
Other comprehensive income/(loss)	(5,593)	—	(5,593)
Other comprehensive income/(loss)	$(5,231)	$(753)	$(5,984)
Year Ended December 30, 2017
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$4,027	$(1,264)	$2,763
Amortization of actuarial loss	4,786	(1,801)	2,985
Amortization of prior service costs	35	(11)	24
Amortization of settlement	42	(15)	27
Other	30	—	30
Total defined benefit pension plans	8,920	(3,091)	5,829
Natural gas swap derivatives
Loss/(gain) reclassified to net income	35	(14)	21
Gain/(loss) recognized in other comprehensive income (loss)	(65)	26	(39)
Total natural gas derivatives	(30)	12	(18)
Corn option derivatives
Loss/(gain) reclassified to net income	(5,255)	2,039	(3,216)
Gain/(Loss) recognized in other comprehensive income	3,494	(1,356)	2,138
Total corn options	(1,761)	683	(1,078)
Foreign currency translation	121,810	—	121,810
Other comprehensive income/(loss)	$128,939	$(2,396)	$126,543
Year Ended December 29, 2018
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(7,901)	$2,015	$(5,886)
Amortization of actuarial loss	3,543	(910)	2,633
Actuarial prior service cost recognized	(11)	3	(8)
Amortization of prior service costs	35	(9)	26
Amortization of curtailment	498	—	498
Amortization of settlement	(3)	1	(2)
Other	9	—	9
Total defined benefit pension plans	(3,830)	1,100	(2,730)
Natural gas swap derivatives
Loss/(gain) reclassified to net income	14	(3)	11
Gain/(loss) recognized in other comprehensive income (loss)	16	(4)	12
Total natural gas derivatives	30	(7)	23
Soybean meal option derivatives
Loss/(gain) reclassified to net income	(8)	2	(6)
Gain/(loss) recognized in other comprehensive income (loss)	8	(2)	6
Total soybean meal derivatives	—	—	—
Corn option derivatives
Loss/(gain) reclassified to net income	(1,912)	493	(1,419)
Gain/(Loss) recognized in other comprehensive income	(361)	93	(268)
Total corn options	(2,273)	586	(1,687)
Foreign exchange derivatives
Gain/(Loss) recognized in other comprehensive income	1,637	(556)	1,081
Total foreign exchange derivatives	1,637	(556)	1,081
Foreign currency translation	(89,198)	1,724	(87,474)
Other comprehensive income/(loss)	$(93,634)	$2,847	$(90,787)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$8	$—	$—	Net sales
Natural gas swap derivatives	(14)	(35)	—	Cost of sales and operating expenses
Corn option derivatives	1,912	5,255	3,868	Cost of sales and operating expenses
	1,906	5,220	3,868	Total before tax
	(492)	(2,025)	(1,501)	Income taxes
	1,414	3,195	2,367	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(35)	$(35)	$(36)	(a)
Amortization of actuarial loss	(3,543)	(4,786)	(4,632)	(a)
Amortization of curtailment	(498)	—	—	(a)
Amortization of settlement	3	(42)	114	(a)
	(4,073)	(4,863)	(4,554)	Total before tax
	918	1,827	1,753	Income taxes
	(3,155)	(3,036)	(2,801)	Net of tax
Total reclassifications	$(1,741)	$159	$(434)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income (loss) as of December 29, 2018 as follows (in thousands):

	Fiscal Year Ended December 29, 2018
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) December 30, 2017, attributable to Darling, net of tax	$(183,161)	$1,372	$(27,735)	$(209,524)
Other comprehensive gain/(loss) before reclassifications	(87,474)	832	(5,886)	(92,528)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(1,414)	3,155	1,741
Reclassification of tax effect (a)	—	291	(5,073)	(4,782)
Net current-period other comprehensive income	(87,474)	(291)	(7,804)	(95,569)
Noncontrolling interest	(554)	—	—	(554)
Accumulated Other Comprehensive Income/(loss) December 29, 2018, attributable to Darling, net of tax	$(270,081)	$1,081	$(35,539)	$(304,539)

(a)	Stranded tax effects reclassified from accumulated other comprehensive income (loss) to retained earnings from the adoption of ASU 2018-02.

DARLING INGREDIENTS INC.
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

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company's matching portion and annual employer contributions to the Company's domestic defined contribution plans for fiscal 2018, 2017 and 2016 were approximately $10.1 million, $9.6 million and $9.2 million, respectively. The Company's matching portion and annual employer contributions to the Company's foreign defined contribution plans for fiscal 2018, 2017 and 2016 were approximately $7.8 million, $7.5 million and $6.2 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company uses the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. The following table sets forth the plans’ funded status for the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's consolidated balance sheets based on the measurement date (December 31, 2018 and December 31, 2017) (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 29, 2018	December 30, 2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$204,728	$189,290
Service cost	3,064	3,043
Interest cost	6,443	6,711
Employee contributions	410	436
Plan amendments	—	(8)
Actuarial loss/(gain)	(12,235)	8,051
Benefits paid	(7,799)	(7,063)
Effect of curtailment	(474)	—
Effect of settlement	(280)	(884)
Other	(3,191)	5,152
Projected benefit obligation at end of period	190,666	204,728

Change in plan assets:
Fair value of plan assets at beginning of period	150,517	134,909
Actual return on plan assets	(11,922)	19,030
Employer contributions	4,538	4,214
Employee contributions	410	436
Benefits paid	(7,799)	(7,063)
Effect of settlement	(331)	(884)
Divestiture	—	(2,262)
Other	(1,552)	2,137
Fair value of plan assets at end of period	133,861	150,517

Funded status	(56,805)	(54,211)
Net amount recognized	$(56,805)	$(54,211)

Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(1,173)	$(1,440)
Noncurrent liability	(55,632)	(52,771)
Net amount recognized	$(56,805)	$(54,211)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$47,501	$43,651
Prior service cost	351	371
Net amount recognized (a)	$47,852	$44,022

(a)	Amounts do not include deferred taxes of $12.3 million and $16.3 million at December 29, 2018 and December 30, 2017, respectively.

The amounts included in “Other” in the above table reflect the impact of foreign exchange translation for plans in Argentina, Brazil, Belgium, Canada, France, Germany, Japan, Netherlands and United Kingdom. The Company's domestic pension plan benefits comprise approximately 74% and 74% of the projected benefit obligation for fiscal 2018 and fiscal 2017, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2018 and fiscal 2017 of approximately $1.0 million. The Company made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2018 and fiscal 2017 of approximately $3.5 million and $ 3.3 million, respectively.

	December 29, 2018	December 30, 2017
Projected benefit obligation	$190,666	$204,728
Accumulated benefit obligation	181,642	192,192
Fair value of plan assets	133,861	150,517

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Net pension cost includes the following components (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Service cost	$3,064	$3,043	$2,549
Interest cost	6,443	6,711	6,950
Expected return on plan assets	(8,226)	(7,181)	(7,552)
Net amortization and deferral	3,578	4,821	4,668
Curtailment	(263)	—	(1,285)
Settlement	47	42	(114)
Net pension cost	$4,643	$7,436	$5,216

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2018	2017
Actuarial (loss)/gain recognized:
Reclassification adjustments	$2,633	$2,985
Actuarial (loss)/gain recognized during the period	(5,886)	2,763
Amortization of settlement	(2)	27
Amortization of curtailment	498	—
Prior service (cost) credit recognized:
Reclassification adjustments	26	24
Prior service cost arising during the period	(8)	—
Other	9	30
	$(2,730)	$5,829

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2019 is as follows (in thousands):

2019
Net actuarial loss	$4,586
Prior service cost	36
$4,622

Weighted average assumptions used to determine benefit obligations were:

	December 29, 2018	December 30, 2017	December 31, 2016

Discount rate	3.68%	3.40%	3.81%
Rate of compensation increase	0.42%	0.38%	0.38%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 29, 2018	December 30, 2017	December 31, 2016
Discount rate	2.30%	3.49%	3.55%
Rate of increase in future compensation levels	0.36%	0.43%	0.84%
Expected long-term rate of return on assets	6.13%	6.17%	6.52%

Consideration was made to the long-term time horizon for the (U.S. and Canada's) plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 60% equity and 40% fixed income with equity exposure on a declining trend since the implementation of the glide path for two of the U.S. plans, the Company believes it is reasonable to expect a long-term rate of return of 6.4% for the (U.S. and Canada's) plans' investments as a whole. The remaining foreign plans' assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 3.2%.

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

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as December 30, 2017
Fixed Income:
Long Term	$23,231	$23,231	$—	$—
Short Term	1,869	1,869	—	—
Equity Securities:
Domestic equities	44,173	44,173	—	—
International equities	28,152	28,152	—	—
Insurance contracts	9,876	—	6,501	3,375
Total categorized in fair value hierarchy	107,301	97,425	6,501	3,375
Other investments measured at NAV	43,216
Totals	$150,517	$97,425	$6,501	$3,375

Balances as December 29, 2018
Fixed Income:
Long Term	$21,670	$21,670	$—	$—
Short Term	2,032	2,032	—	—
Equity Securities:
Domestic equities	37,223	37,223	—	—
International equities	24,714	24,714	—	—
Insurance contracts	9,636	—	6,299	3,337
Total categorized in fair value hierarchy	95,275	85,639	6,299	3,337
Other investments measured at NAV	38,586
Totals	$133,861	$85,639	$6,299	$3,337

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

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of December 31, 2016	$2,783
Unrealized gains relating to instruments still held in the reporting period.	203
Purchases, sales, and settlements	—
Exchange rate changes	389
Balance as of December 30, 2017	3,375
Unrealized gains relating to instruments still held in the reporting period.	114
Purchases, sales, and settlements	—
Exchange rate changes	(152)
Balance as of December 29, 2018	$3,337

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

Based on current actuarial estimates, the Company expects to make payments of approximately $4.2 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2019.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2019	$10,508
2020	9,171
2021	11,019
2022	10,939
2023	10,611
Years 2023 – 2027	61,581

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

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2018	2017	Implemented	2018	2017	2016	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,505	$1,524	$1,456	March 2022 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	978	968	934	April 2019 (c)
All other multiemployer plans					1,064	980	983
		Total Company Contributions			$3,547	$3,472	$3,373

(a)	In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities. In April 2016 the IRS approved a modification of the amortization extension.

(b)
The Company has several plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. The agreements have expiration dates through March 30, 2022.

(c)
The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through April 30, 2019.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, two plan have certified as endangered or yellow zone, as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.5 million, $3.5 million and $3.4 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

The Company has received notices in prior years of withdrawal liability from two U.S. multiemployer plans in which it participated. As of December 29, 2018, the Company has an aggregate accrued liability of approximately $1.6 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 16.    DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency.  At December 29, 2018, the Company had foreign currency forward contracts outstanding that qualified and were designated for hedge accounting as well as corn options and forward contracts, heating oil forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2018, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted peptan sales in currencies other than the functional currency through the second quarter of fiscal 2020. As of December 29, 2018, the contract positions and activity are not significant to the Company. At December 29, 2018 and December 30, 2017, the aggregate fair value of these foreign exchange contracts was approximately $1.6 million and zero, respectively. The December 29, 2018 amounts are included in other current assets, accrued expenses and other noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss for the effective portion.

In fiscal 2017 and fiscal 2018, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the fourth quarter of fiscal 2018. As of December 29, 2018, all of the contracts have settled according to the contracts. At December 29, 2018 and December 30, 2017, the aggregate fair value of the corn contracts was zero and

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

approximately $3.4 million, respectively. The amounts are included in other current assets on the balance sheet. From time to time, the Company may enter into corn option contracts in the future.

As of December 29, 2018, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	46,905	Euro	10,233
Brazilian real	408,100	U.S. Dollar	101,235
Euro	55,044	U.S. Dollar	63,381
Euro	36,950	Polish zloty	158,780
Euro	7,806	Japanese yen	1,007,000
Euro	39,280	Chinese renminbi	310,585
Euro	13,965	Australian dollar	21,850
Euro	3,844	British pound	3,452
Polish zloty	19,278	Euro	4,486
British pound	73	Euro	81
Japanese yen	229,343	U.S. dollar	2,064
U.S. dollar	648	Japanese yen	73,000

The Company estimates the amount that will be reclassified from accumulated other comprehensive gain at December 29, 2018 into earnings over the next 12 months will be approximately $2.2 million.  As of December 29, 2018, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the year ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	December 29, 2018	December 30, 2017	December 31, 2016
Foreign exchange	Foreign currency loss/(gain)	$(2,160)	$13,460	$(1,542)
Foreign exchange	Net sales	2,806	—	—
Foreign exchange	Cost of sales and operating expenses	(1,005)	—	—
Foreign exchange	Selling, general and administrative expense	3,040	(2,763)	(8,543)
Corn options and futures	Net sales	683	212	472
Corn options and futures	Cost of sales and operating expenses	(543)	(1,659)	(1,411)
Natural gas and heating oil swaps and options	Cost of sales and operating expenses	1,031	—	—
Heating oil swaps and options	Net sales	—	492	455
Soybean meal	Net sales	—	(405)	7
Soybean oil	Net sales	—	45	—
Total		$3,852	$9,382	$(10,562)

At December 29, 2018, the Company had forward purchase agreements in place for purchases of approximately $25.2 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of December 29, 2018 and December 30, 2017 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at December 29, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$4,307	$—	$4,307	$—
Total Assets	4,307	—	4,307	—

Liabilities
Derivative liabilities	3,235	—	3,235	—
5.375% Senior Notes	495,000	—	495,000	—
3.625% Senior Notes	585,303	—	585,303	—
Term Loan A	67,739	—	67,739	—
Term Loan B	492,525	—	492,525	—
Revolver	31,623	—	31,623	—
Total Liabilities	$1,675,425	$—	$1,675,425	$—

		Fair Value Measurements at December 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$4,346	$—	$4,346	$—
Total Assets	4,346	—	4,346	—

Liabilities
Derivative liabilities	2,326	—	2,326	—
5.375% Senior Notes	513,100	—	513,100	—
4.75% Senior Notes	646,681	—	646,681	—
Term Loan A	95,883	—	95,883	—
Term Loan B	511,616	—	511,616	—
Total Liabilities	$1,769,606	$—	$1,769,606	$—

Derivative assets and liabilities consist of the Company's corn option and future contracts, foreign currency contracts, natural gas swap contracts and heating oil swap contracts which represent the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instrument’s term, notional amount and credit risk.  See Note 16 Derivatives for discussion on the Company's derivatives.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The fair value of the senior notes, term loan A, term loan B and revolver debt is based on market quotation from third-party banks.

NOTE 18.    ASSET IMPAIRMENT, EXIT AND RESTRUCTURING COSTS

In the second quarter of fiscal 2018, management decided to permanently shut down the Company's Hurlingham, Argentina collagen plant. As of December 29, 2018, the Company has incurred restructuring and asset impairment charges of approximately $15.0 million, which includes employee termination charges of approximately $8.4 million, asset impairment charges of approximately $2.9 million and other factory and operational restructuring charges of approximately $3.7 million.

NOTE 19.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2018, 2017 and 2016.

NOTE 20.    CONTINGENCIES

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At December 29, 2018 and December 30, 2017, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $66.6 million and $61.4 million, respectively.  The Company has insurance recovery receivables of approximately $26.1 million and $25.0 million, as of December 29, 2018 and December 30, 2017, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision the (“ROD”) selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and lays out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The EPA has already offered early cash out settlements to 20 of the other PRPs and has stated that other parties who did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”) may also be eligible for cash out settlements and has begun a settlement analysis using a third-party allocator. The Company

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

is participating in this allocation process as it asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the COCs. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Passaic River. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

NOTE 21.    BUSINESS SEGMENTS

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company's U.S. ingredients business, including the Company's fats and proteins, used cooking oil, trap grease, the Rothsay ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, and plasma products) and (ii) the Company's bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Food Ingredients
Food Ingredients consists principally of (i) the collagen business conducted by Darling Ingredients International under the Rousselot name, (ii) the natural casings and meat-by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.

Fuel Ingredients
The Company's Fuel Ingredients segment consists of (i) the Company's investment in the DGD Joint Venture (ii) the Company's biofuel business conducted under the Dar Pro® and Rothsay names and (iii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 29, 2018
Net Sales	$1,952,555	$1,139,126	$296,045	$—	$3,387,726
Cost of sales and operating expenses	1,498,698	917,859	230,526	—	2,647,083
Gross Margin	453,857	221,267	65,519	—	740,643

Selling, general and administrative expense	176,722	91,546	(4,770)	45,766	309,264
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	194,292	80,988	34,981	10,931	321,192
Segment operating income/(loss)	82,843	33,768	35,308	(56,697)	95,222

Equity in net income of unconsolidated subsidiaries	(550)	—	159,779	—	159,229
Segment income	82,293	33,768	195,087	(56,697)	254,451

Total other expense					(136,476)
Income before income taxes					$117,975

Segment assets at December 29, 2018	$2,566,106	$1,401,291	$761,817	$160,140	$4,889,354

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2017
Net Sales	$2,239,492	$1,156,976	$265,783	$—	$3,662,251
Cost of sales and operating expenses	1,744,631	920,383	210,429	—	2,875,443
Gross Margin	494,861	236,593	55,354	—	786,808

Selling, general and administrative expense	178,347	104,644	10,355	50,156	343,502
Depreciation and amortization	184,172	75,010	31,019	11,899	302,100
Segment operating income/(loss)	132,342	56,939	13,980	(62,055)	141,206

Equity in net income of unconsolidated subsidiaries	265	—	28,239	—	28,504
Segment income	132,607	56,939	42,219	(62,055)	169,710

Total other expense					(105,510)
Income before income taxes					$64,200

Segment assets at December 30, 2017	$2,614,545	$1,499,027	$688,890	$155,763	$4,958,225

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2016
Net Sales	$2,089,145	$1,055,725	$247,058	$—	$3,391,928
Cost of sales and operating expenses	1,624,804	828,072	182,457	—	2,635,333
Gross Margin	464,341	227,653	64,601	—	756,595

Selling, general and administrative expense	167,287	97,168	6,766	40,331	311,552
Acquisition costs	—	—	—	401	401
Depreciation and amortization	178,845	70,120	28,531	12,412	289,908
Segment operating income/(loss)	118,209	60,365	29,304	(53,144)	154,734

Equity in net income of unconsolidated subsidiaries	467	—	69,912	—	70,379
Segment income	118,676	60,365	99,216	(53,144)	225,113

Total other expense					(102,574)
Income before income taxes					$122,539

 Business Segment Property, Plant and Equipment (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Depreciation and amortization:
Feed Ingredients	$194,292	$184,172	$178,845
Food Ingredients	80,988	75,010	70,120
Fuel Ingredients	34,981	31,019	28,531
Corporate Activities	10,931	11,899	12,412
Total	$321,192	$302,100	$289,908
Capital expenditures:
Feed Ingredients	$237,215	$191,953	$167,313
Food Ingredients	51,659	50,099	50,020
Fuel Ingredients	27,121	24,707	22,323
Corporate Activities	5,901	7,409	3,867
Total (a)	$321,896	$274,168	$243,523

(a)	Excludes capital assets acquired by acquisition in fiscal 2018 of approximately $31.6 million and excludes immaterial capital assets acquired by acquisition in fiscal 2017 and fiscal 2016.

Long-lived assets related to the Company's operations in North America, Europe, China, South American and other were as follows (in thousands):

	FY 2018	FY 2017
	Long-Lived Assets	Long-Lived Assets
North America	$2,562,389	$2,468,111
Europe	1,219,084	1,292,020
China	136,711	151,760
South America	64,916	81,247
Other	8,312	8,642
Total	$3,991,412	$4,001,780

NOTE 22.    REVENUE

On December 31, 2017, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective basis. Results for reporting periods beginning December 31, 2017 are presented under Topic 606, while prior periods are not adjusted and continue to be reported in accordance with the Company's

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

historic accounting under Revenue Recognition (Topic 605). The adoption did not change the timing of revenue recognition as the Company's revenues have been determined to be recognized at a point in time and not over time. The Company elected not to capitalize contract fulfillment costs as the recovery of such costs are for a period of less than one year's time and are not material to the Company. At December 29, 2018, there were no contract assets recorded on the Consolidated Balance sheets. Also, the Company elected to treat shipping and handling as fulfillment costs under Topic 606, which will result in billed freight recorded in cost of sales and netted against freight costs. Sales, value-add, and other taxes collected concurrently with revenue-producing activities are excluded from revenue and booked on a net basis.

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

The following table summarizes the impact of adopting Topic 606 on the Company's consolidated financial statements for the year ended December 29, 2018 (in thousands):

	Impact of changes in accounting policies
	As reported	Adjustments	Balances without adoption of Topic 606
Year Ended December 29, 2018

Net sales	$3,387,726	177,726	$3,565,452
Cost of sales and operating expenses	$2,647,083	177,726	$2,824,809

The following tables presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands):

	Year Ended December 29, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,586,930	$181,213	$48,858	$1,817,001
Europe	329,341	648,933	247,187	1,225,461
China	28,288	182,369	—	210,657
South America	—	53,206	—	53,206
Other	7,996	73,405	—	81,401
Net sales	$1,952,555	$1,139,126	$296,045	$3,387,726

Major product types
Fats	$564,790	$163,815	$—	$728,605
Used cooking oil	166,634	—	—	166,634
Proteins	842,878	—	—	842,878
Bakery	180,227	—	—	180,227
Other rendering	129,273	—	—	129,273
Food ingredients	—	886,042	—	886,042
Bioenergy	—	—	247,187	247,187
Biofuels	—	—	48,858	48,858
Other	68,753	89,269	—	158,022
Net sales	$1,952,555	$1,139,126	$296,045	$3,387,726

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 30, 2017 (a)
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,696,081	$193,950	$46,996	$1,937,027
Europe	503,786	650,177	218,787	1,372,750
China	32,103	177,677	—	209,780
South America	—	60,111	—	60,111
Other	7,522	75,061	—	82,583
Net sales	$2,239,492	$1,156,976	$265,783	$3,662,251

Major product types
Fats	$648,328	$183,719	$—	$832,047
Used cooking oil	185,516	—	—	185,516
Proteins	816,060	—	—	816,060
Bakery	209,801	—	—	209,801
Other rendering	286,183	—	—	286,183
Food ingredients	—	880,128	—	880,128
Bioenergy	—	—	218,787	218,787
Biofuels	—	—	46,996	46,996
Other	93,604	93,129	—	186,733
Net sales	$2,239,492	$1,156,976	$265,783	$3,662,251

	Year Ended December 31, 2016 (a)
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$1,580,252	$188,506	$48,901	$1,817,659
Europe	467,124	560,116	198,157	1,225,397
China	36,193	182,287	—	218,480
South America	—	55,089	—	55,089
Other	5,576	69,727	—	75,303
Net sales	$2,089,145	$1,055,725	$247,058	$3,391,928

Major product types
Fats	$574,553	$166,167	$—	$740,720
Used cooking oil	165,061	—	—	165,061
Proteins	769,391	—	—	769,391
Bakery	220,438	—	—	220,438
Other rendering	269,196	—	—	269,196
Food ingredients	—	826,216	—	826,216
Bioenergy	—	—	198,157	198,157
Biofuels	—	—	48,901	48,901
Other	90,506	63,342	—	153,848
Net sales	$2,089,145	$1,055,725	$247,058	$3,391,928

(a) As noted above prior year amounts have not been adjusted under the modified retrospective method for billed freight of approximately $160.0 million and $149.0 million that is included in net sales for the years ended December 30, 2017 and December 31, 2016, respectively.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Food Ingredients. Food ingredients includes collection and processing of pigskin, hide, bone and fish into finished product. Also includes harvesting, sorting and selling of hog and sheep casings as well as harvesting, purchasing and processing of hog, sheep and beef meat for pet food industry. Collagen and CTH meat and casings net sales are recognized when the Company ships the finished product to the customer and control has been transferred.

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

NOTE 23.    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended December 29, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$875,374	$846,646	$812,576	$853,130
Operating income	31,754	21,668	18,186	23,614
Income from operations before income taxes	101,787	(27,455)	(6,540)	50,183
Net income	98,075	(29,138)	(5,137)	42,144
Net income attributable to minority interests	(770)	(1,282)	(900)	(1,496)
Net income/(loss) attributable to Darling	97,305	(30,420)	(6,037)	40,648
Basic earnings/(loss) per share	0.59	(0.18)	(0.04)	0.25
Diluted earnings/(loss) per share	0.58	(0.18)	(0.04)	0.24

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$878,510	$894,930	$936,262	$952,549
Operating income	32,507	38,164	34,396	36,139
Income from operations before income taxes	9,216	18,070	14,980	21,934
Net income	7,398	10,328	8,684	106,944
Net income attributable to minority interests	(1,569)	(1,179)	(923)	(1,215)
Net income attributable to Darling	5,829	9,149	7,761	105,729
Basic earnings per share	0.04	0.06	0.05	0.64
Diluted earnings per share	0.04	0.05	0.05	0.63

(a) Included in net income is a net tax benefit relating to the U.S. tax reform passed by congress in December 2017 of approximately $75.0 million.

NOTE 24.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the DGD Joint Venture pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company has recorded sales to the DGD Joint Venture of approximately $131.8 million, $171.3 million and $150.5 million, respectively. At December 29, 2018 and December 30, 2017, the Company has approximately $8.0 million and $5.6 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $4.6 million, $4.1 million and $4.1 million for the year ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively to the DGD Joint Venture and deferred the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at December 29, 2018, December 30, 2017 and December 31, 2016 of approximately $0.9 million, $0.9 million and $0.7 million, respectively.

Revolving Loan Agreement

On February 23, 2015, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $10.0 million with each lender committed to $5.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matured on December 31, 2018. The DGD Joint Venture borrowed and repaid $2.5 million in fiscal 2016 plus an insignificant amount of interest to Darling Green. As of December 29, 2018, no amounts are owed to Darling Green under the DGD Loan Agreement.

NOTE 25.    NEW ACCOUNTING PRONOUNCEMENTS

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvement to Accounting for Hedging Activities. This ASU amends Topic 815, Derivatives and Hedging, which is intended to more closely align hedge accounting with companies' risk management strategies and simplify the application of hedge accounting. The guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. The Company will be required to apply the guidance on a cumulative-effect basis with adjustment to retained earnings as of the beginning of the fiscal year of adoption with disclosure on a prospective basis. The initial adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. However, in July 2018, the FASB issued ASU No. 2018-11, allowing entities to elect a simplified transition approach whereby they would apply the provisions of the new guidance at the adoption date. The Company adopted the new standard on December 30, 2018 and is using the effective date as the Company's date of initial application and consequently, financial information will not be updated and the disclosures required under the this ASU will not be provided for dates and periods before December 30, 2018. The Company has implementated a new software to manage its leases. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets and disclosures, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

of operations or cash flows. The Company has elected the package of expedients, which permits the Company not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The Company is finalizing the evaluation of the impacts that the adoption of this accounting standard will have on the consolidated financial statements, and is currently estimating approximately $130.0 million to $140.0 million of additional right-of-use assets and liabilities will be recognized in the Company's consolidated balance sheet upon adoption.

NOTE 26.    GUARANTOR FINANCIAL INFORMATION

The Company's 5.375% Notes and 3.625% Notes (see Note 10) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Darling Global Holdings Inc., Darling Northstar LLC, EV Acquisition LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.375% Notes and 3.625% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of December 29, 2018 and December 30, 2017, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income and the condensed consolidating statements of cash flows for the years ended December 29, 2018, December 30, 2017 and December 31, 2016. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$995	$32	$106,235	$—	$107,262
Restricted cash	103	—	4	—	107
Accounts receivable	56,113	619,628	461,005	(751,009)	385,737
Inventories	23,752	83,261	234,015	—	341,028
Income taxes refundable	2,851	—	3,611	—	6,462
Prepaid expenses	12,890	2,936	19,421	—	35,247
Other current assets	2,680	(1,418)	20,837	—	22,099
Total current assets	99,384	704,439	845,128	(751,009)	897,942
Investment in subsidiaries	4,880,193	1,366,126	844,044	(7,090,363)	—
Property, plant and equipment, net	375,824	503,130	808,904	—	1,687,858
Intangible assets, net	50,132	200,936	344,794	—	595,862
Goodwill	49,506	490,748	688,905	—	1,229,159
Investment in unconsolidated subsidiaries	13,969	—	396,208	—	410,177
Other assets	39,395	138	13,842	—	53,375
Deferred income taxes	—	—	14,981	—	14,981
	$5,508,403	$3,265,517	$3,956,806	$(7,841,372)	$4,889,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$3,558	$5	$3,929	$—	$7,492
Accounts payable	783,406	24,388	162,678	(750,993)	219,479
Income taxes payable	(10)	—	4,053	—	4,043
Accrued expenses	107,572	33,387	168,541	(16)	309,484
Total current liabilities	894,526	57,780	339,201	(751,009)	540,498
Long-term debt, net of current portion	1,019,130	18	647,792	—	1,666,940
Other noncurrent liabilities	78,589	—	36,443	—	115,032
Deferred income taxes	95,710	—	135,353	—	231,063
Total liabilities	2,087,955	57,798	1,158,789	(751,009)	2,553,533
Total stockholders' equity	3,420,448	3,207,719	2,798,017	(7,090,363)	2,335,821
	$5,508,403	$3,265,517	$3,956,806	$(7,841,372)	$4,889,354

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,724	$2,993	$102,057	$—	$106,774
Restricted cash	103	—	39	—	142
Accounts receivable	37,453	465,653	436,874	(548,133)	391,847
Inventories	18,049	84,805	255,329	—	358,183
Income taxes refundable	1,591	—	2,918	—	4,509
Prepaid expenses	10,787	3,141	24,398	—	38,326
Other current assets	7,117	923	48,624	—	56,664
Total current assets	76,824	557,515	870,239	(548,133)	956,445
Investment in subsidiaries	4,734,618	1,167,246	844,044	(6,745,908)	—
Property, plant and equipment, net	278,121	501,842	865,859	—	1,645,822
Intangible assets, net	17,034	258,970	400,496	—	676,500
Goodwill	21,860	551,837	727,396	—	1,301,093
Investment in unconsolidated subsidiary	4,341	—	297,697	—	302,038
Other assets	42,078	314,166	193,923	(487,883)	62,284
Deferred income taxes	—	—	14,043	—	14,043
	$5,174,876	$3,351,576	$4,213,697	$(7,781,924)	$4,958,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$115	$—	$16,028	$—	$16,143
Accounts payable	555,894	37,466	169,033	(544,976)	217,417
Income tax payable	32	373	11,895	—	12,300
Accrued expenses	105,625	30,542	180,613	(3,157)	313,623
Total current liabilities	661,666	68,381	377,569	(548,133)	559,483
Long-term debt, net of current portion	1,030,736	—	1,155,197	(487,883)	1,698,050
Other noncurrent liabilities	69,711	—	36,576	—	106,287
Deferred income taxes	106,543	—	160,165	—	266,708
Total liabilities	1,868,656	68,381	1,729,507	(1,036,016)	2,630,528
Total stockholders' equity	3,306,220	3,283,195	2,484,190	(6,745,908)	2,327,697
	$5,174,876	$3,351,576	$4,213,697	$(7,781,924)	$4,958,225

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$541,499	$1,338,376	$1,738,427	$(230,576)	$3,387,726
Cost and expenses:
Cost of sales and operating expenses	421,942	1,080,236	1,375,481	(230,576)	2,647,083
Selling, general and administrative expenses	149,715	46,199	113,350	—	309,264
Restructuring and impairments charges	—	—	14,965	—	14,965
Depreciation and amortization	48,941	107,581	164,670	—	321,192
Total costs and expenses	620,598	1,234,016	1,668,466	(230,576)	3,292,504
Operating income/(loss)	(79,099)	104,360	69,961	—	95,222

Interest expense	(56,832)	7,397	(36,994)	—	(86,429)
Debt extinguishment costs	(15,635)	—	(7,874)	—	(23,509)
Foreign currency gains/(losses)	(431)	(103)	(5,897)	—	(6,431)
Loss on disposal of subsidiaries	(15,583)	—	3,038	—	(12,545)
Other income/(expense), net	(18,487)	(1,019)	11,944	—	(7,562)
Equity in net income/(loss) of unconsolidated subsidiaries	(2,622)	—	161,851	—	159,229
Earnings in investments in subsidiaries	270,943	—	—	(270,943)	—
Income/(loss) from operations before taxes	82,254	110,635	196,029	(270,943)	117,975
Income taxes (benefit)	(19,242)	11,282	19,991	—	12,031
Net (income)/loss attributable to noncontrolling interests	—	—	(4,448)	—	(4,448)
Net income/(loss) attributable to Darling	$101,496	$99,353	$171,590	$(270,943)	$101,496

Condensed Consolidating Statements of Operations
For the year ended December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$545,699	$1,464,920	$1,893,304	$(241,672)	$3,662,251
Cost and expenses:
Cost of sales and operating expenses	429,681	1,198,271	1,489,163	(241,672)	2,875,443
Selling, general and administrative expenses	150,880	55,053	137,569	—	343,502
Depreciation and amortization	42,366	106,406	153,328	—	302,100
Acquisition and integration costs	—	—	—	—	—
Total costs and expenses	622,927	1,359,730	1,780,060	(241,672)	3,521,045
Operating income/(loss)	(77,228)	105,190	113,244	—	141,206

Interest expense	(55,336)	15,818	(49,408)	—	(88,926)
Foreign currency gains/(losses)	(234)	114	(6,778)	—	(6,898)
Loss on sale of subsidiaries	—	—	(885)	—	(885)
Other income/(expense), net	(14,651)	37	5,813	—	(8,801)
Equity in net income/(loss) of unconsolidated subsidiaries	(1,847)	—	30,351	—	28,504
Earnings in investments in subsidiaries	438,580	—	—	(438,580)	—
Income/(loss) from operations before taxes	289,284	121,159	92,337	(438,580)	64,200
Income taxes (benefit)	160,816	(130,508)	(99,462)	—	(69,154)
Net (income)/loss attributable to noncontrolling interests	—	—	(4,886)	—	(4,886)
Net income/(loss) attributable to Darling	$128,468	$251,667	$186,913	$(438,580)	$128,468

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$501,856	$1,341,925	$1,746,657	$(198,510)	$3,391,928
Cost and expenses:
Cost of sales and operating expenses	392,876	1,085,582	1,355,385	(198,510)	2,635,333
Selling, general and administrative expenses	129,612	49,697	132,243	—	311,552
Depreciation and amortization	41,106	105,261	143,541	—	289,908
Acquisition costs	—	—	401	—	401
Total costs and expenses	563,594	1,240,540	1,631,570	(198,510)	3,237,194
Operating income/(loss)	(61,738)	101,385	115,087	—	154,734

Interest expense	(60,971)	17,492	(50,708)	—	(94,187)
Foreign currency gains/(losses)	122	(283)	(1,693)	—	(1,854)
Other income/(expense), net	(14,499)	(1,226)	9,192	—	(6,533)
Equity in net income/(loss) of unconsolidated subsidiary	(1,236)	—	71,615	—	70,379
Earnings in investments in subsidiaries	223,347	—	—	(223,347)	—
Income/(loss) from operations before taxes	85,025	117,368	143,493	(223,347)	122,539
Income taxes (benefit)	(17,288)	14,669	17,934	—	15,315
Net (income)/loss attributable to noncontrolling interests	—	—	(4,911)	—	(4,911)
Net income/(loss) attributable to Darling	$102,313	$102,699	$120,648	$(223,347)	$102,313

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$105,944	$99,353	$171,590	$(270,943)	$105,944
Other comprehensive income/(loss), net of tax:
Foreign currency translation	1,724	(53,387)	(35,811)	—	(87,474)
Pension adjustments	(4,184)	—	1,454	—	(2,730)
Natural gas swap derivative adjustments	23	—	—	—	23
Corn option derivative adjustments	(1,687)	—	—	—	(1,687)
Foreign exchange derivative adjustments	—	—	1,081	—	1,081
Total other comprehensive income/(loss), net of tax	(4,124)	(53,387)	(33,276)	—	(90,787)
Total comprehensive income/(loss)	101,820	45,966	138,314	(270,943)	15,157
Comprehensive income attributable to noncontrolling interests	—	—	3,894	—	$3,894
Comprehensive income/(loss) attributable to Darling	$101,820	$45,966	$134,420	$(270,943)	$11,263

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$133,354	$251,667	$186,913	$(438,580)	$133,354
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	121,810	—	121,810
Pension adjustments	4,797	—	1,032	—	5,829
Natural gas swap derivative adjustments	(18)	—	—	—	(18)
Corn option derivative adjustments	(1,078)	—	—	—	(1,078)
Total other comprehensive income, net of tax	3,701	—	122,842	—	126,543
Total comprehensive income/(loss)	$137,055	$251,667	$309,755	$(438,580)	$259,897
Comprehensive income attributable to noncontrolling interests	—	—	947	—	947
Comprehensive income/(loss) attributable to Darling	$137,055	$251,667	$308,808	$(438,580)	$258,950

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$107,224	$102,699	$120,648	$(223,347)	$107,224
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	(5,593)	—	(5,593)
Pension adjustments	1,766	—	(2,782)	—	(1,016)
Corn option derivative adjustments	625	—	—	—	625
Total other comprehensive income/(loss), net of tax	2,391	—	(8,375)	—	(5,984)
Total comprehensive income/(loss)	$109,615	$102,699	$112,273	$(223,347)	$101,240
Comprehensive income attributable to noncontrolling interests	—	—	3,015	—	3,015
Comprehensive income/(loss) attributable to Darling	$109,615	$102,699	$109,258	$(223,347)	$98,225

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$105,944	$99,353	$171,590	$(270,943)	$105,944
Earnings in investments in subsidiaries	(270,943)	—	—	270,943	—
Other operating cash flows	323,903	(81,561)	50,329	—	292,671
Net cash provided/(used) by operating activities	158,904	17,792	221,919	—	398,615

Cash flows from investing activities:
Capital expenditures	(115,004)	(90,402)	(116,490)	—	(321,896)
Acquisitions, net of cash acquired	(100,500)	—	(7,227)	—	(107,727)
Investment in subsidiaries and affiliates	(12,250)	(198,880)	—	198,880	(12,250)
Proceeds from sale of investment in subsidiary	79,955	—	2,805	—	82,760
Note receivable from affiliates	—	266,880	(266,880)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,125	1,146	16,057	—	19,328
Proceeds from insurance settlements	750	503	—	—	1,253
Payments related to routes and other intangibles	(299)	—	(3,584)	—	(3,883)
Net cash provide/(used) in investing activities	(145,223)	(20,753)	(375,319)	198,880	(342,415)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	624,620	—	624,620
Payments on long-term debt	(15,116)	—	(671,512)	—	(686,628)
Borrowings from revolving credit facility	351,000	—	192,898	—	543,898
Payments on revolving credit facility	(351,000)	—	(159,974)	—	(510,974)
Net overdraft financing	3,558	—	(98)	—	3,460
Deferred loan costs	(824)	—	(8,844)	—	(9,668)
Issuance of common stock	182	—	—	—	182
Contributions from parent	—	—	198,880	(198,880)	—
Minimum withholding taxes paid on stock awards	(2,210)	—	(5)	—	(2,215)
Distributions to noncontrolling interests	—	—	(10,257)	—	(10,257)
Net cash provided/(used) in financing activities	(14,410)	—	165,708	(198,880)	(47,582)

Effect of exchange rate changes on cash and cash equivalent	—	—	(8,165)	—	(8,165)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(729)	(2,961)	4,143	—	453
Cash, cash equivalents and restricted cash at beginning of year	1,827	2,993	102,096	—	106,916
Cash, cash equivalents and restricted cash at end of year	$1,098	$32	$106,239	$—	$107,369

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$133,354	$251,667	$186,913	$(438,580)	$133,354
Earnings in investments in subsidiaries	(438,580)	—	—	438,580	—
Other operating cash flows	489,302	(240,494)	28,274	—	277,082
Net cash provided by operating activities	184,076	11,173	215,187	—	410,436

Cash flows from investing activities:
Capital expenditures	(83,520)	(74,384)	(116,264)	—	(274,168)
Acquisitions, net of cash acquired	—	(12,144)	—	—	(12,144)
Investment in subsidiaries and affiliates	(6,309)	(13,386)	—	14,945	(4,750)
Note receivable from affiliates	—	82,000	(82,000)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,577	3,980	1,533	—	8,090
Proceeds from insurance settlements	—	—	6,054	—	6,054
Payments related to routes and other intangibles	(7,135)	—	—	—	(7,135)
Net cash provided/(used) in investing activities	(94,387)	(13,934)	(190,677)	14,945	(284,053)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	33,401	—	33,401
Payments on long-term debt	(79,706)	—	(69,917)	—	(149,623)
Borrowings from revolving credit facility	170,000	—	29,495	—	199,495
Payments on revolving credit facility	(170,000)	—	(34,935)	—	(204,935)
Net overdraft financing	—	—	(714)	—	(714)
Deferred loan costs	(6,717)	—	—	—	(6,717)
Issuances of common stock	22	—	—	—	22
Contributions from parent	—	—	14,945	(14,945)	—
Minimum withholding taxes paid on stock awards	(3,034)	—	(15)	—	(3,049)
Distributions to noncontrolling interest	—	—	(5,281)	—	(5,281)
Deductions to noncontrolling interests	—	—	(17,451)	—	(17,451)
Net cash provided/(used) in financing activities	(89,435)	—	(50,472)	(14,945)	(154,852)

Effect of exchange rate changes on cash and cash equivalents	—	—	20,528	—	20,528
Net increase/(decrease) in cash, cash equivalents and restricted cash	254	(2,761)	(5,434)	—	(7,941)
Cash, cash equivalents and restricted cash at beginning of year	1,573	5,754	107,530	—	114,857
Cash, cash equivalents and restricted cash at end of year	$1,827	$2,993	$102,096	$—	$106,916

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$107,224	$102,699	$120,648	$(223,347)	$107,224
Earnings in investments in subsidiaries	(223,347)	—	—	223,347	—
Other operating cash flows	317,041	(100,970)	67,703	—	283,774
Net cash provided/(used) by operating activities	200,918	1,729	188,351	—	390,998

Cash flows from investing activities:
Capital expenditures	(51,330)	(91,340)	(100,853)	—	(243,523)
Acquisitions, net of cash acquired	—	—	(8,511)	—	(8,511)
Investment in subsidiaries and affiliates	—	(12,754)	—	12,754	—
Note receivable from affiliates	—	103,056	(103,056)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,784	1,070	3,475	—	7,329
Proceeds from insurance settlements	—	—	1,537	—	1,537
Payments related to routes and other intangibles	—	—	(23)	—	(23)
Net cash provided/(used) in investing activities	(48,546)	32	(207,431)	12,754	(243,191)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	36,327	—	36,327
Payments on long-term debt	(143,935)	—	(60,493)	—	(204,428)
Borrowing from revolving credit facility	94,000	—	5,276	—	99,276
Payments on revolving credit facility	(94,000)	—	(10,028)	—	(104,028)
Net overdraft financing	—	—	1,071	—	1,071
Deferred loan costs	(3,879)	—	—	—	(3,879)
Issuances of common stock	188	—	—	—	188
Repurchase of common stock	(5,000)	—	—	—	(5,000)
Contributions from parent	—	—	12,754	(12,754)	—
Minimum withholding taxes paid on stock awards	(1,718)	—	(125)	—	(1,843)
Deductions to noncontrolling interest	—	—	—	—	—
Distributions to noncontrolling interests	—	—	(1,552)	—	(1,552)
Net cash provided/(used) in financing activities	(154,344)	—	(16,770)	(12,754)	(183,868)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,297)	—	(6,297)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,972)	1,761	(42,147)	—	(42,358)
Cash, cash equivalents and restricted cash at beginning of year	3,545	3,993	149,677	—	157,215
Cash, cash equivalents and restricted cash at end of year	$1,573	$5,754	$107,530	$—	$114,857

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2018. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 29, 2018.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,”  “Our Management - Executive Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 29, 2018, and such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 29, 2018, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 29, 2018, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company's security holders, and (ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;

•	the weighted-average exercise price of the outstanding options and granted non-vested stock; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,440,250	(1)	$12.64	14,350,429
Equity compensation plans not approved by security holders	–		–	–
Total	5,440,250		$12.64	14,350,429

(1)
Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2004 Omnibus Incentive Plan, 2012 Omnibus Incentive Plan and 2017 Omnibus Incentive Plan, each as approved by the Company’s stockholders.  See Note 13 of Notes to Consolidated Financial Statements for information regarding the material features of the 2017 Omnibus Incentive Plan.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 29, 2018, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,”  “Corporate Governance – Code of Business Conduct” and “Corporate Governance - Independent Directors” included in the Company's definitive Proxy Statement relating to the 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 29, 2018, and such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 29 2018, and such information is incorporated herein by reference.

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

4.5
Senior Notes Indenture, dated as of May 2, 2018, by and among Darling Global Finance B.V., Darling Ingredients Inc., the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 2, 2018 and incorporated herein by reference).

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

10.5
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of December 16, 2016, by and among Darling Ingredients Inc., as the parent borrower, the other subsidiary borrowers party thereto, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2016 and incorporated herein by reference).

10.6
Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of December 18, 2017, by and among Darling Ingredients Inc., as the parent borrower, the other subsidiary borrowers party thereto, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2017 and incorporated herein by reference).

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

10.15 *	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.15 to the Company's Current Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.16 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.17 *	Amendment to Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.17 to the Company's Current Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.18 *	Darling Ingredients Inc. 2017 Omnibus Incentive Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed May 9, 2017 and incorporated herein by reference).

10.19 *
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

10.23 *
Form of Performance Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2018 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

10.24 *
Form of Stock Option Notice and Agreement for 2017 awards under the 2017 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2017 and incorporated herein by reference).

10.25 *
Form of Stock Option Notice and Agreement under the 2017 Omnibus Incentive Plan effective January 2018 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

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

10.30 *
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

10.33 *
Employment Agreement, dated August 21, 2014, between Darling International Netherlands BV and J.M.I.M. (Jan) van der Velden (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

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

10.36 *
Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 (Securities and Exchange Commission File No. 001-13323) and incorporated herein by reference).

10.37 *
Amended and Restated Senior Executive Termination Benefits Agreement, dated effective as of January 1, 2018, between Darling Ingredients Inc. and John O. Muse (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.38 *
Senior Executive Termination Benefits Agreement, dated effective as of January 15, 2017, between Darling Ingredients Inc. and Patrick C. Lynch (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.39 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 (Securities and Exchange Commission File No. 000-24620), and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2018 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017; (ii) Consolidated Statements of Operations for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; (v) Consolidated Statements of Cash Flows for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; (vi) Notes to the Consolidated Financial Statements.

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 27, 2019

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 27, 2019
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Brad Phillips	Chief Financial Officer	February 27, 2019
Brad Phillips	(Principal Financial Officer)

/s/ Brenda Snell	Chief Accounting Officer	February 27, 2019
Brenda Snell	(Principal Accounting Officer)

/s/ Charles Adair	Director	February 27, 2019
Charles Adair

/s/ D. Eugene Ewing	Director	February 27, 2019
D. Eugene Ewing

/s/ Linda Goodspeed	Director	February 27, 2019
Linda Goodspeed

/s/ Dirk Kloosterboer	Director	February 27, 2019
Dirk Kloosterboer

/s/ Mary R. Korby	Director	February 27, 2019
Mary R. Korby

/s/ Cynthia Pharr Lee	Director	February 27, 2019
Cynthia Pharr Lee

/s/ Charles Macaluso	Director	February 27, 2019
Charles Macaluso

/s/ Gary W. Mize	Director	February 27, 2019
Gary W. Mize

/s/ Michael E. Rescoe	Director	February 27, 2019
Michael E. Rescoe

/s/ Nicole M. Ringenberg	Director	February 27, 2019
Nicole M. Ringenberg