Form 10-Q
period 2019-03-30
DARLING INGREDIENTS INC.
filed 2019-05-08
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No  X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange (“NYSE”)

There were 164,748,806 shares of common stock, $0.01 par value, outstanding at May 1, 2019.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2019

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 30, 2019 and December 29, 2018
(in thousands, except share data)

	March 30, 2019	December 29, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$95,716	$107,262
Restricted cash	107	107
Accounts receivable, net	371,339	385,737
Inventories	339,882	341,028
Prepaid expenses	39,070	35,247
Income taxes refundable	4,102	6,462
Other current assets	20,959	22,099
Total current assets	871,175	897,942
Property, plant and equipment, less accumulated depreciation of $1,281,115 at March 30, 2019 and $1,246,095 at December 29, 2018	1,691,558	1,687,858
Intangible assets, less accumulated amortization of $427,687 at March 30, 2019 and $423,575 at December 29, 2018	579,313	595,862
Goodwill	1,222,382	1,229,159
Investment in unconsolidated subsidiaries	433,381	410,177
Operating lease right-of-use assets	129,721	—
Other assets	53,487	53,375
Deferred income taxes	14,037	14,981
	$4,995,054	$4,889,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,693	$7,492
Accounts payable, principally trade	192,511	219,479
Income taxes payable	8,861	4,043
Current operating lease liabilities	39,776	—
Accrued expenses	281,331	309,484
Total current liabilities	546,172	540,498
Long-term debt, net of current portion	1,663,763	1,666,940
Long-term operating lease liabilities	89,100	—
Other non-current liabilities	113,984	115,032
Deferred income taxes	225,336	231,063
Total liabilities	2,638,355	2,553,533
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 168,409,679 and 168,098,177 shares issued at March 30, 2019 and at December 29, 2018, respectively	1,684	1,681
Additional paid-in capital	1,548,446	1,536,157
Treasury stock, at cost; 3,660,873 and 3,437,579 shares at March 30, 2019 and at December 29, 2018, respectively	(52,845)	(47,756)
Accumulated other comprehensive loss	(312,263)	(304,539)
Retained earnings	1,105,517	1,087,505
Total Darling's stockholders’ equity	2,290,539	2,273,048
Noncontrolling interests	66,160	62,773
Total stockholders' equity	$2,356,699	$2,335,821
	$4,995,054	$4,889,354
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 30, 2019 and March 31, 2018
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$835,104	$875,374
Costs and expenses:
Cost of sales and operating expenses	646,663	678,099
Selling, general and administrative expenses	85,003	86,902
Depreciation and amortization	79,164	78,619
Total costs and expenses	810,830	843,620
Operating income	24,274	31,754

Other expense:
Interest expense	(19,876)	(23,124)
Foreign currency loss	(732)	(1,481)
Other expense, net	(2,525)	(2,516)
Total other expense	(23,133)	(27,121)

Equity in net income of unconsolidated subsidiaries	23,773	97,154
Income before income taxes	24,914	101,787

Income tax expense	5,274	3,712

Net income	19,640	98,075

Net income attributable to noncontrolling interests	(1,628)	(770)

Net income attributable to Darling	$18,012	$97,305

Basic income per share	$0.11	$0.59
Diluted income per share	$0.11	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three months ended March 30, 2019 and March 31, 2018
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$19,640	$98,075
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(4,886)	17,295
Pension adjustments	858	667
Natural gas swap derivative adjustments	—	22
Corn option derivative adjustments	—	(1,605)
Foreign exchange derivative adjustments	(1,937)	—
Total other comprehensive income/(loss), net of tax	(5,965)	16,379
Total comprehensive income	$13,675	$114,454
Comprehensive income attributable to noncontrolling interests	3,387	1,287
Comprehensive income attributable to Darling	$10,288	$113,167

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three months ended March 30, 2019
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 30, 2017	164,653,437	$1,679	$1,515,614	$(44,063)	$(209,524)	$981,227	$2,244,933	$82,764	$2,327,697
Adjustment to initially apply FASB ASC No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	(4,782)	4,782	—	—	—
Net income	—	—	—	—	—	97,305	97,305	770	98,075
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(10,173)	(10,173)
Pension liability adjustments, net of tax	—	—	—	—	667	—	667	—	667
Natural gas swap derivative adjustment, net of tax	—	—	—	—	22	—	22	—	22
Corn option derivative adjustment, net of tax	—	—	—	—	(1,605)	—	(1,605)	—	(1,605)
Foreign currency translation adjustments	—	—	—	—	16,778	—	16,778	517	17,295
Stock-based compensation	—	—	8,527	—	—	—	8,527	—	8,527
Treasury stock	(159,758)	—	—	(2,962)	—	—	(2,962)	—	(2,962)
Issuance of common stock	153,983	1	1,695	—	—	—	1,696	—	1,696
Balances at March 31, 2018	164,647,662	$1,680	$1,525,836	$(47,025)	$(198,444)	$1,083,314	$2,365,361	$73,878	$2,439,239

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 29, 2018	164,660,598	$1,681	$1,536,157	$(47,756)	$(304,539)	$1,087,505	$2,273,048	$62,773	$2,335,821
Net income	—	—	—	—	—	18,012	18,012	1,628	19,640
Pension liability adjustments, net of tax	—	—	—	—	858	—	858	—	858
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(1,937)	—	(1,937)	—	(1,937)
Foreign currency translation adjustments	—	—	—	—	(6,645)	—	(6,645)	1,759	(4,886)
Stock-based compensation	—	—	10,403	—	—	—	10,403	—	10,403
Treasury stock	(223,294)	—	—	(5,089)	—	—	(5,089)	—	(5,089)
Issuance of common stock	311,502	3	1,886	—	—	—	1,889	—	1,889
Balances at March 30, 2019	164,748,806	$1,684	$1,548,446	$(52,845)	$(312,263)	$1,105,517	$2,290,539	$66,160	$2,356,699

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 30, 2019 and March 31, 2018
(in thousands)
(unaudited)

	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net Income	$19,640	$98,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,164	78,619
Gain on disposal of property, plant, equipment and other assets	(4,250)	(462)
Gain on insurance proceeds from insurance settlements	(845)	(503)
Deferred taxes	(2,901)	(2,649)
Increase in long-term pension liability	646	159
Stock-based compensation expense	10,327	8,992
Write-off deferred loan costs	27	—
Deferred loan cost amortization	1,574	2,939
Equity in net income of unconsolidated subsidiaries	(23,773)	(97,154)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	11,692	(14,590)
Income taxes refundable/payable	7,270	(1,384)
Inventories and prepaid expenses	(5,063)	(10,182)
Accounts payable and accrued expenses	(43,016)	(38,422)
Other	(1,891)	3,486
Net cash provided by operating activities	48,601	26,924
Cash flows from investing activities:
Capital expenditures	(84,269)	(56,587)
Acquisitions, net of cash acquired	(1,431)	—
Investment in unconsolidated subsidiary	—	(3,500)
Proceeds from sale of investment in subsidiaries	—	2,805
Gross proceeds from disposal of property, plant and equipment and other assets	7,868	1,479
Proceeds from insurance settlement	845	503
Payments related to routes and other intangibles	(2,778)	(15)
Net cash used by investing activities	(79,765)	(55,315)
Cash flows from financing activities:
Proceeds from long-term debt	2,138	3,876
Payments on long-term debt	(10,974)	(9,622)
Borrowings from revolving credit facility	156,829	135,184
Payments on revolving credit facility	(138,147)	(80,019)
Net cash overdraft financing	14,525	(331)
Deferred loan costs	—	(1,094)
Issuance of common stock	12	182
Minimum withholding taxes paid on stock awards	(3,190)	(2,018)
Net cash provided by financing activities	21,193	46,158
Effect of exchange rate changes on cash	(1,575)	(1,672)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(11,546)	16,095
Cash, cash equivalents and restricted cash at beginning of period	107,369	106,916
Cash, cash equivalents and restricted cash at end of period	$95,823	$123,011
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(8,623)	$(1,934)
Cash paid during the period for:
Interest, net of capitalized interest	$21,602	$19,142
Income taxes, net of refunds	$2,894	$7,120
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$4,794	$—
Non-cash financing activities
Debt issued for assets	$—	$17

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2019
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended March 30, 2019 and March 31, 2018, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2018.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of March 30, 2019, and include the 13 weeks ended March 30, 2019, and the 13 weeks ended March 31, 2018.

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

Restricted cash represents amounts required to be set aside to cover self-insurance claims and collateral for environmental claims. The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statement of cash flows (in thousands):

	March 30, 2019	December 29, 2018
Cash and cash equivalents	$95,716	$107,262
Restricted cash	107	107
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flow	$95,823	$107,369

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

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the three months ended March 30, 2019 and March 31, 2018, the Company sold approximately $32.5 million and $18.8 million of its trade receivables and incurred approximately $0.2 million and less than $0.1 million in fees, which are recorded as interest expense, respectively.

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

(f)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $6.6 million for the three months ended March 30, 2019 and net foreign currency translation gains of approximately $16.8 million for the three months ended March 31, 2018, respectively.

(g)	Leases

The Company accounts for leases in accordance with Accounting Standard Codification (“ASC”) Topic 842, leases. The Company determines if an arrangement is a lease at inception for which the Company recognizes the right-of-use (“ROU”) asset and a lease liability at the lease commencement date. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. In determining the lease liability, the Company applies a discount rate to the minimum lease payments within each lease. ASC 842 requires the Company to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate the Company's incremental borrowing rate over various terms, a c omparable market yield curve consistent with the Company's credit quality is determined. The lease term for all of the Company's leases include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise or when a triggering event occurs. The Company has elected to not recognize a ROU asset and lease liability with an initial term of 12 months or less at lease commencement. Current operating leases are included on the Company's balance sheet as a ROU asset, current operating lease liabilities and long-term operating lease liabilities. For finance leases, the lease liability is initially measured in the same manner and date as for the operating leases, and is subsequently measured at amortized cost using the effective interest method. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, net of current portion, but are not significant to the Company.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any direct costs incurred less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of the lease incentives received. Some leases payments contain rent escalation clauses (including index-based escalations), initially measured using the index at the lease commencement date. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of the lease arrangement.

The Company uses the long-lived assets impairment guidance in ASC subtopic 360-10, Property, Plant and Equipment - Overall, to determine whether the ROU asset is impaired, and if so, the amount of the impairment loss to recognize. The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in the consolidated statement of operations.

As a result, of adopting the new lease standard, the Company recognized additional operating liabilities of approximately $134.4 million with a corresponding ROU asset of approximately $135.7 million as of December 30, 2018.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		March 30, 2019			March 31, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$18,012	164,855	$0.11	$97,305	164,772	$0.59
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		6,127			5,071
Less: Pro forma treasury shares		(2,322)			(2,101)
Diluted:
Net income attributable to Darling	$18,012	168,660	$0.11	$97,305	167,742	$0.58

For the three months ended March 30, 2019 and March 31, 2018, respectively, 466,841 and 749,550 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended March 30, 2019 and March 31, 2018, respectively, 391,800 and 385,216 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)	Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “DGD Facility”), which as a result of the recent expanded capacity is now capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013. Effective May 1, 2019, the limited liability company agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the DGD Joint Venture’s recently approved expansion project to construct a new, parallel facility located next to the existing facility.

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	March 31, 2019	December 31, 2018
Assets:
Total current assets	$225,948	$186,258
Property, plant and equipment, net	591,927	576,384
Other assets	26,427	24,601
Total assets	$844,302	$787,243
Liabilities and members' equity:
Total current portion of long term debt	$276	$189
Total other current liabilities	44,440	40,619
Total long term debt	9,010	8,485
Total other long term liabilities	4,612	539
Total members' equity	785,964	737,411
Total liabilities and members' equity	$844,302	$787,243

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Revenues:
Operating revenues	$302,718	$150,321
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	243,063	(49,821)
Depreciation, amortization and accretion expense	11,418	6,120
Total costs and expenses	254,481	(43,701)
Operating income	48,237	194,022
Other income	641	377
Interest and debt expense, net	(324)	—
Net income	$48,554	$194,399

As of March 30, 2019 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $393.0 million on the consolidated balance sheet. The Company has recorded an equity net gain of approximately $24.3 million and $97.2 million for the three months ended March 30, 2019 and March 31, 2018. In February 2018, the blender tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. Fiscal 2019 results do not include any blenders tax credits, while in the first three months of fiscal 2018, the DGD Joint Venture recorded approximately $160.4 million for the 2017 reinstated blenders tax credits. The DGD Joint Venture recorded the blenders tax credits in the first quarter of fiscal 2018 as a reduction of total costs and expenses in the above table. The biodiesel blenders tax credit have not been reinstated for fiscal 2018 or fiscal 2019. In addition, in April 2019, the Company received a dividend distribution of approximately $17.7 million from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)	Acquisitions and Dispositions

In October 2018, the Company acquired substantially all of the assets of Triple - T Foods - Arkansas, Inc. including a wet pet food ingredient operation in Springdale, Arkansas and a cold storage operation in Rogers, Arkansas. The Company finalized the working capital amount in the first quarter of 2019, which resulted in insignificant adjustments to previously disclosed amounts.

(5)	Inventories

A summary of inventories follows (in thousands):

	March 30, 2019	December 29, 2018
Finished product	$176,451	$176,184
Work in process	81,242	78,501
Raw material	27,723	32,502
Supplies and other	54,466	53,841
	$339,882	$341,028

(6)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	March 30, 2019	December 29, 2018
Indefinite Lived Intangible Assets
Trade names	$52,926	$53,472
	52,926	53,472
Finite Lived Intangible Assets:
Routes	380,442	386,724
Permits	485,119	486,359
Non-compete agreements	3,778	3,784
Trade names	65,670	72,570
Royalty, consulting, land use rights and leasehold	19,065	16,528
	954,074	965,965
Accumulated Amortization:
Routes	(146,415)	(145,702)
Permits	(246,460)	(238,123)
Non-compete agreements	(2,635)	(2,501)
Trade names	(27,979)	(33,242)
Royalty, consulting, land use rights and leasehold	(4,198)	(4,007)
	(427,687)	(423,575)
Total Intangible assets, less accumulated amortization	$579,313	$595,862

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2018 as a result of approximately $13.4 million of fully amortized asset retirements. Amortization expense for the three ended March 30, 2019 and March 31, 2018, was approximately $18.4 million, $19.5 million, respectively.

(7)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 29, 2018
Goodwill	$791,966	$335,701	$117,867	$1,245,534
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	776,052	335,240	117,867	1,229,159
Goodwill acquired during year	396	91	—	487
Foreign currency translation	(1,306)	(4,548)	(1,410)	(7,264)
Balance at March 30, 2019
Goodwill	791,056	331,244	116,457	1,238,757
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	$775,142	$330,783	$116,457	$1,222,382

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Compensation and benefits	$75,568	$91,851
Accrued income, ad valorem, and franchise taxes	24,463	31,366
Accrued operating expenses	59,763	62,247
Customer deposits	31,563	30,741
Other accrued expense	89,974	93,279
	$281,331	$309,484

(9)	Leases

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

The Company leases certain real and personal property under non-cancelable operating leases. In addition, the Company leases a large portion of the Company's fleet of tractors, all of its rail cars, some IT equipment and other transportation equipment. The Company's office leases include certain lease and non-lease components, where the Company has elected to exclude the non-lease components from the calculation of the lease liability and ROU asset. The Company has finance leases, which are not significant to the Company and not separately disclosed in detail.

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

Three months Ended
March 30, 2019
Operating lease expense	$12,317
Short-term lease costs	3,053
Total lease cost	$15,370

Other information (in thousands, except lease terms and discount rates):

Cash paid for amounts included in the measurement lease liabilities
Operating cash flows from operating leases	$12,029

As of March 30, 2019
Operating right-of-use assets, net	$129,721

Operating lease liability, current	$39,776
Operating lease liability, non-current	89,100
Total operating lease liabilities	$128,876

Weighted average remaining lease term - operating leases	6.3 years
Weighted average discount rate - operating leases	5.26%

Future annual minimum lease payments and capital lease commitments as of March 30, 2019 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2019 (excluding the three months ended March 30, 2019)	$34,356	$217
2020	35,776	153
2021	23,580	6
2022	14,338	6
2023	9,734	—
Thereafter	36,564	—
	$154,348	$382
Less amounts representing interest	$(25,472)	(16)
Lease obligations included in current and long-term liabilities	$128,876	$366

The Company adopted ASU 2016-02 on December 30, 2018 as noted above. The following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 29, 2018 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2019	$46,316	$271
2020	34,403	152
2021	22,252	6
2022	13,091	6
2023	8,478	—
Thereafter	28,219	—
	$152,759	$435
Less amounts representing interest		(20)
Capital lease obligation included in current and long-term debt		$415

(10)	Debt

Debt consists of the following (in thousands):

	March 30, 2019	December 29, 2018
Amended Credit Agreement:
Revolving Credit Facility ($37.1 million and $32.1 million denominated in euro at March 30, 2019 and December 29, 2018, respectively)	$50,061	$32,105
Term Loan A ($22.8 million and $29.8 million denominated in CAD at March 30, 2019 and December 29, 2018, respectively)	61,030	68,080
Less unamortized deferred loan costs	(316)	(381)
Carrying value Term Loan A	60,714	67,699

Term Loan B	495,000	495,000
Less unamortized deferred loan costs	(8,741)	(9,024)
Carrying value Term Loan B	486,259	485,976

5.375% Senior Notes due 2022 with effective interest of 5.72%	500,000	500,000
Less unamortized deferred loan costs	(4,503)	(4,876)
Carrying value 5.375% Senior Notes due 2022	495,497	495,124

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	578,371	590,499
Less unamortized deferred loan costs - Denominated in euro	(7,753)	(8,160)
Carrying value 3.625% Senior Notes due 2026	570,618	582,339

Other Notes and Obligations	24,307	11,189
	1,687,456	1,674,432
Less Current Maturities	23,693	7,492
	$1,663,763	$1,666,940

As of March 30, 2019, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$30.6 million. See below for discussion relating to the Company's debt agreements. In addition, as of March 30, 2019, the Company had capital lease obligations denominated in Canadian dollars included in debt. The total Canadian dollar finance lease obligation was approximately CAD$0.4 million.

As of March 30, 2019, the Company had outstanding debt under the revolving credit facility and the Company's 3.625% Senior Notes due 2026 denominated in euros of €33.0 million and €515.0 million, respectively. See below for discussion relating to the Company's debt agreements. In addition, at March 30, 2019, the Company had capital lease obligations denominated in euros included in debt. The total euro finance lease obligations was approximately €0.1 million.

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

As of March 30, 2019, the Company had $38.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.00% per annum for a total of 4.50% per annum and $13.0 million outstanding under the revolver at base rate plus a margin of 1.00% per annum for a total of 6.50% per annum. The Company had $485.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 4.50% per annum and $10.0 million at base rate plus a margin of 1.00% per annum for a total of 6.50%. The Company had CAD$30.6 million outstanding under the term loan A facility at CDOR plus a margin of 2.00% per annum for a total of 4.0572%. The Company had €33.0 million under the revolver at LIBOR plus a margin of 2.00% for a total of 2.00% per annum. As of March 30, 2019, the Company had availability of $901.5 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities and letters of credit issued of $23.5 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $17.8 million at March 30, 2019.

5.375 % Senior Notes due 2022. On January 2, 2014, Darling Escrow Corporation, a wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the “5.375% Notes”). The 5.375% Notes, which were offered in a private offering in connection with the Company's acquisition in January 2014 of its Darling Ingredients International business from VION Holding, N.V., were issued pursuant to a 5.375% Notes Indenture, dated as of January 2, 2014 (the “Original 5.375% Indenture”) (as supplemented, the “5.375% Indenture”), among Darling Escrow Corporation, the subsidiary guarantors party thereto from time to time, and U.S. Bank National Association, as trustee.

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018 (the “3.625% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The 3.625% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that guarantee the Senior Secured Credit Facilities.

As of March 30, 2019, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture.

5.25 % Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The gross proceeds from the sale of the Notes, together with cash on hand, were used to refinance all of the Company's 5.375% Notes, by cash tender offer for and redemption of those notes, to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering of the 5.25% Notes.

(11)	Income Taxes

The Company has provided income taxes for the three month periods ended March 30, 2019 and March 31, 2018, based on its estimate of the effective tax rate for the entire 2019 and 2018 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of March 30, 2019, the Company had $4.3 million of gross unrecognized tax benefits and $0.7 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $0.3 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

(12)	Other Comprehensive Income/(Loss)

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income/(loss) and its components.  Other comprehensive income/(loss) is derived from adjustments that reflect pension adjustments, natural gas swap adjustments, corn option adjustments, foreign exchange forward adjustments and foreign currency translation adjustments.

The components of other comprehensive income (loss) and the related tax impacts for the three months ended March 30, 2019 and March 31, 2018 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$9	$9	$(3)	$(3)	$6	$6
Amortization of actuarial loss	1,146	888	(294)	(227)	852	661
Total defined benefit pension plans	1,155	897	(297)	(230)	858	667
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	14	—	(4)	—	10
Gain/(loss) activity recognized in other comprehensive income/(loss)	—	16	—	(4)	—	12
Total natural gas swap derivatives	—	30	—	(8)	—	22
Corn option derivatives
Loss/(gain) reclassified to net income	—	(668)	—	173	—	(495)
Gain/(loss) activity recognized in other comprehensive income/(loss)	—	(1,497)	—	387	—	(1,110)
Total corn option derivatives	—	(2,165)	—	560	—	(1,605)
Foreign exchange derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	(2,934)	—	997	—	(1,937)	—
Total foreign exchange derivatives	(2,934)	—	997	—	(1,937)	—

Foreign currency translation	(5,393)	17,295	507	—	(4,886)	17,295

Other comprehensive income/(loss)	$(7,172)	$16,057	$1,207	$322	$(5,965)	$16,379

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three months ended March 30, 2019 and March 31, 2018 as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Statement of Operations Classification
Derivative instruments
Natural gas swap derivatives	$—	$(14)	Cost of sales and operating expenses
Corn option derivatives	—	668	Cost of sales and operating expenses
	—	654	Total before tax
	—	(169)	Income taxes
	—	485	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(9)	$(9)	(a)
Amortization of actuarial loss	(1,146)	(888)	(a)
	(1,155)	(897)	Total before tax
	297	230	Income taxes
	(858)	(667)	Net of tax
Total reclassifications	$(858)	$(182)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 14 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of March 30, 2019 as follows (in thousands):

	Three Months Ended March 30, 2019
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) December 29, 2018, attributable to Darling, net of tax	$(270,081)	$1,081	$(35,539)	$(304,539)
Other comprehensive gain/(loss) before reclassifications	(4,886)	(1,937)	—	(6,823)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	858	858
Net current-period other comprehensive income/(loss)	(4,886)	(1,937)	858	(5,965)
Noncontrolling interest	1,759	—	—	1,759
Accumulated Other Comprehensive Income/(loss) March 30, 2019, attributable to Darling, net of tax	(276,726)	$(856)	$(34,681)	$(312,263)

(13)    Stockholders' Equity

Fiscal 2019 Long-Term Incentive Opportunity Awards (2019 LTIP). On January 25, 2019, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2019 LTIP pursuant to which they awarded certain of the Company's key employees, 610,953 stock options and 305,195 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The stock options vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on capital employed (“ROCE”), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2022, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase depending on the Company's ROCE relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies.

As of March 30, 2019, the Company has approximately $200.0 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2020.

(14)    Employee Benefit Plans

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

Net pension cost for the three ended March 30, 2019 and March 31, 2018 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	March 30, 2019	March 31, 2018
Service cost	$678	$799
Interest cost	1,710	1,625
Expected return on plan assets	(1,819)	(2,064)
Amortization of prior service cost	9	9
Amortization of net loss	1,146	888
Net pension cost	$1,724	$1,257

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at March 30, 2019, the Company expects to contribute approximately $4.2 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 30, 2019 and March 31, 2018 of approximately $0.9 million and $0.8 million, respectively.

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

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of March 30, 2019, the Company has an aggregate accrued liability of approximately $1.6 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(15)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At March 30, 2019, the Company had foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a cash flow exposure, the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

Cash Flow Hedges

In fiscal 2018 and the first three months of fiscal 2019, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted peptan sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At March 30, 2019 and December 29, 2018, the aggregate fair value of these foreign exchange contracts was approximately $4.0 million and $1.6 million, respectively. The March 30, 2019 amounts are included in other current assets, accrued expense, other assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The December 29, 2018 amounts are included in other current assets, accrued expense and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of March 30, 2019, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	49,321	Euro	10,988
Brazilian real	1,171,313	U.S. dollar	330,455
Euro	44,675	U.S. dollar	51,207
Euro	22,121	Polish zloty	95,280
Euro	6,098	Japanese yen	768,000
Euro	38,245	Chinese renminbi	294,273
Euro	13,632	Australian dollar	21,850
Euro	4,573	British pound	3,961
Polish zloty	22,168	Euro	5,156
British pound	276	Euro	322
Japanese yen	296,912	U.S. dollar	2,710
U.S. dollar	821	Japanese yen	90,000

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at March 30, 2019 into earnings over the next 12 months will be approximately $2.1 million. As of March 30, 2019, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three ended March 30, 2019 and March 31, 2018 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	March 30, 2019	March 31, 2018

Foreign exchange	Foreign currency loss	$1,871	$1,654
Foreign exchange	Net sales	296	—
Foreign exchange	Cost of sales and operating expenses	(245)	—
Foreign exchange	Selling, general and administrative expense	873	489
Corn options and futures	Net sales	350	(309)
Corn options and futures	Cost of sales and operating expenses	(873)	512
Heating Oil swaps and options	Cost of sales and operating expenses	(506)	—
Total		$1,766	$2,346

At March 30, 2019, the Company had forward purchase agreements in place for purchases of approximately $16.6 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of March 30, 2019 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at March 30, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$5,922	$—	$5,922	$—
Total Assets	$5,922	$—	$5,922	$—

Liabilities:
Derivative instruments	$2,987	$—	$2,987	$—
5.375% Senior notes	507,500	—	507,500	—
3.625% Senior notes	599,886	—	599,886	—
Term loan A	60,725	—	60,725	—
Term loan B	494,381	—	494,381	—
Revolver debt	49,310	—	49,310	—
Total Liabilities	$1,714,789	$—	$1,714,789	$—

		Fair Value Measurements at December 29, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,307	$—	$4,307	$—
Total Assets	$4,307	$—	$4,307	$—

Liabilities:
Derivative instruments	$3,235	$—	$3,235	$—
5.375% Senior notes	495,000	—	495,000	—
3.625% Senior notes	585,303	—	585,303	—
Term loan A	67,739	—	67,739	—
Term loan B	492,525	—	492,525	—
Revolver debt	31,623	—	31,623	—
Total Liabilities	$1,675,425	$—	$1,675,425	$—

Derivative assets and liabilities consist of the Company’s corn future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 15 (Derivatives) for discussion on the Company's derivatives.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At March 30, 2019 and December 29, 2018, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $66.8 million and $66.6 million, respectively.  The Company has insurance recovery receivables of approximately $26.1 million as of March 30, 2019 and December 29, 2018, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 30, 2019
Net Sales	$495,819	$279,164	$60,121	$—	$835,104
Cost of sales and operating expenses	382,468	214,118	50,077	—	646,663
Gross Margin	113,351	65,046	10,044	—	188,441

Selling, general and administrative expenses	48,831	21,887	(754)	15,039	85,003
Depreciation and amortization	49,369	19,511	7,798	2,486	79,164
Segment operating income/(loss)	15,151	23,648	3,000	(17,525)	24,274

Equity in net income/(loss) of unconsolidated subsidiaries	(504)	—	24,277	—	23,773
Segment income/(loss)	14,647	23,648	27,277	(17,525)	48,047

Total other expense					(23,133)
Loss before income taxes					$24,914

Segment assets at March 30, 2019	$2,583,753	$1,394,049	$794,467	$222,785	$4,995,054

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 31, 2018
Net Sales	$485,798	$305,520	$84,056	$—	$875,374
Cost of sales and operating expenses	369,088	249,185	59,826	—	678,099
Gross Margin	116,710	56,335	24,230	—	197,275

Selling, general and administrative expenses	48,265	23,861	(1,398)	16,174	86,902
Depreciation and amortization	46,789	20,640	8,471	2,719	78,619
Segment operating income/(loss)	21,656	11,834	17,157	(18,893)	31,754

Equity in net income/(loss) of unconsolidated subsidiaries	(45)	—	97,199	—	97,154
Segment income/(loss)	21,611	11,834	114,356	(18,893)	128,908

Total other expense					(27,121)
Income before income taxes					$101,787

Segment assets at December 29, 2018	$2,566,106	$1,401,291	$761,817	$160,140	$4,889,354

(19)	Revenue

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

The following tables presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended March 30, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$410,237	$48,813	$5,710	$464,760
Europe	79,998	151,652	54,411	286,061
China	2,952	46,937	—	49,889
South America	—	12,669	—	12,669
Other	2,632	19,093	—	21,725
Net sales	$495,819	$279,164	$60,121	$835,104

Major product types
Fats	$144,876	$35,138	$—	$180,014
Used cooking oil	45,406	—	—	45,406
Proteins	205,813	—	—	205,813
Bakery	45,656	—	—	45,656
Other rendering	41,254	—	—	41,254
Food ingredients	—	221,908	—	221,908
Bioenergy	—	—	54,411	54,411
Biofuels	—	—	5,710	5,710
Other	12,814	22,118	—	34,932
Net sales	$495,819	$279,164	$60,121	$835,104

	Three Months Ended March 31, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$390,376	$44,277	$21,540	$456,193
Europe	87,790	183,639	62,516	333,945
China	5,678	43,912	—	49,590
South America	—	14,344	—	14,344
Other	1,954	19,348	—	21,302
Net sales	$485,798	$305,520	$84,056	$875,374

Major product types
Fats	$143,552	$44,819	$—	$188,371
Used cooking oil	36,608	—	—	36,608
Proteins	203,395	—	—	203,395
Bakery	46,751	—	—	46,751
Other rendering	31,362	—	—	31,362
Food ingredients	—	233,923	—	233,923
Bioenergy	—	—	62,516	62,516
Biofuels	—	—	21,540	21,540
Other	24,130	26,778	—	50,908
Net sales	$485,798	$305,520	$84,056	$875,374

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

Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2019 under these long-term supply contracts was approximately $3.9 million, with the remaining performance obligations to be recognized in future periods (generally 5 years) of approximately $317.9 million.

Other. Other includes grease trap collection and environmental services to food processors in the Feed Ingredients segment and Sonac Bone and Sonac Heparin in the Food Ingredients segment. Net sales are recognized when the Company ships the finished product to the customer. Service revenues are recognized when the service has occurred.

(20)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended March 30, 2019 and March 31, 2018, the Company has recorded sales to the DGD Joint Venture of approximately $51.2 million and $33.1 million, respectively. At March 30, 2019 and December 29, 2018, the Company has $6.7 million and $8.0 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $5.9 million of additional sales for the three months ended March 30, 2019 to defer the Company's portion of profit of approximately $1.0 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at March 30, 2019.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2020, unless extended by agreement of the parties. The DGD Loan Agreement replaces a similar agreement with lower commitment levels that expired on December 31, 2018. As of March 30, 2019, no amounts are owed to Darling Green under the DGD Loan Agreement.

(21)    New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends Subtopic 350-40, Intangibles - Goodwill and Other Internal - Use Software, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted the new accounting standard effective December 30, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvement to Accounting for Hedging Activities. This ASU amends Topic 815, Derivatives and Hedging, which is intended to more closely align hedge accounting with companies' risk management strategies and simplify the application of hedge accounting. The guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. The Company will be required to apply the guidance on a cumulative-effect basis with adjustment to retained earnings as of the beginning of the fiscal year of adoption with disclosure on a prospective basis. The Company adopted this ASU on December 30, 2018 and the initial adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

(22)     Guarantor Financial Information

The Company's 5.375% Notes and 3.625% Notes (see Note 10) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Darling Global Holdings Inc., Darling Northstar LLC, EV Acquisition, LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.375% Notes and 3.625% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.375% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of March 30, 2019 and December 29, 2018, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) and the condensed consolidated statements of cash flows for the three months ended March 30, 2019 and March 31, 2018. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of March 30, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$987	$33	$94,696	$—	$95,716
Restricted cash	103	—	4	—	107
Accounts receivable	43,885	640,838	468,164	(781,548)	371,339
Inventories	19,211	85,113	235,558	—	339,882
Income taxes refundable	1,426	—	2,676	—	4,102
Prepaid expenses	12,155	2,508	24,407	—	39,070
Other current assets	3,355	(1,980)	19,584	—	20,959
Total current assets	81,122	726,512	845,089	(781,548)	871,175
Investment in subsidiaries	4,934,820	1,366,126	844,044	(7,144,990)	—
Property, plant and equipment, net	392,718	503,739	795,101	—	1,691,558
Intangible assets, net	48,619	193,338	337,356	—	579,313
Goodwill	49,902	490,748	681,732	—	1,222,382
Investment in unconsolidated subsidiaries	13,078	—	420,303	—	433,381
Operating lease right-of-use asset	75,150	34,974	19,597	—	129,721
Other assets	38,490	140	14,857	—	53,487
Deferred taxes	—	—	14,037	—	14,037
	$5,633,899	$3,315,577	$3,972,116	$(7,926,538)	$4,995,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$11,908	$5	$11,780	$—	$23,693
Accounts payable	807,675	27,833	138,539	(781,536)	192,511
Income taxes payable	300	—	8,561	—	8,861
Current operating lease liability	21,546	10,673	7,557	—	39,776
Accrued expenses	85,734	27,109	168,500	(12)	281,331
Total current liabilities	927,163	65,620	334,937	(781,548)	546,172
Long-term debt, net of current portion	1,032,803	16	630,944	—	1,663,763
Long-term operating lease liability	53,587	23,701	11,812	—	89,100
Other noncurrent liabilities	78,220	—	35,764	—	113,984
Deferred income taxes	95,191	—	130,145	—	225,336
Total liabilities	2,186,964	89,337	1,143,602	(781,548)	2,638,355
Total stockholders’ equity	3,446,935	3,226,240	2,828,514	(7,144,990)	2,356,699
	$5,633,899	$3,315,577	$3,972,116	$(7,926,538)	$4,995,054

Condensed Consolidated Balance Sheet
As of December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$995	$32	$106,235	$—	$107,262
Restricted cash	103	—	4	—	107
Accounts receivable	56,113	619,628	461,005	(751,009)	385,737
Inventories	23,752	83,261	234,015	—	341,028
Income taxes refundable	2,851	—	3,611	—	6,462
Prepaid expenses	12,890	2,936	19,421	—	35,247
Other current assets	2,680	(1,418)	20,837	—	22,099
Total current assets	99,384	704,439	845,128	(751,009)	897,942
Investment in subsidiaries	4,880,193	1,366,126	844,044	(7,090,363)	—
Property, plant and equipment, net	375,824	503,130	808,904	—	1,687,858
Intangible assets, net	50,132	200,936	344,794	—	595,862
Goodwill	49,506	490,748	688,905	—	1,229,159
Investment in unconsolidated subsidiary	13,969	—	396,208	—	410,177
Other assets	39,395	138	13,842	—	53,375
Deferred income taxes	—	—	14,981	—	14,981
	$5,508,403	$3,265,517	$3,956,806	$(7,841,372)	$4,889,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$3,558	$5	$3,929	$—	$7,492
Accounts payable	783,406	24,388	162,678	(750,993)	219,479
Income taxes payable	(10)	—	4,053	—	4,043
Accrued expenses	107,572	33,387	168,541	(16)	309,484
Total current liabilities	894,526	57,780	339,201	(751,009)	540,498
Long-term debt, net of current portion	1,019,130	18	647,792	—	1,666,940
Other noncurrent liabilities	78,589	—	36,443	—	115,032
Deferred income taxes	95,710	—	135,353	—	231,063
Total liabilities	2,087,955	57,798	1,158,789	(751,009)	2,553,533
Total stockholders’ equity	3,420,448	3,207,719	2,798,017	(7,090,363)	2,335,821
	$5,508,403	$3,265,517	$3,956,806	$(7,841,372)	$4,889,354

Condensed Consolidated Statements of Operations
For the three months ended March 30, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$160,230	$329,991	$403,911	$(59,028)	$835,104
Cost and expenses:
Cost of sales and operating expenses	128,392	267,194	310,105	(59,028)	646,663
Selling, general and administrative expenses	47,423	11,947	25,633	—	85,003
Depreciation and amortization	14,373	26,112	38,679	—	79,164
Total costs and expenses	190,188	305,253	374,417	(59,028)	810,830
Operating income/(loss)	(29,958)	24,738	29,494	—	24,274

Interest expense	(14,027)	(32)	(5,817)	—	(19,876)
Foreign currency losses	(4)	—	(728)	—	(732)
Gain on disposal of subsidiary	—	—	—	—	—
Other expense, net	(1,567)	(1,212)	254	—	(2,525)
Equity in net loss of unconsolidated subsidiaries	(891)	—	24,664	—	23,773
Earnings in investments in subsidiaries	54,627	—	—	(54,627)	—
Income/(loss) before taxes	8,180	23,494	47,867	(54,627)	24,914
Income tax expense/(benefit)	(9,832)	4,973	10,133	—	5,274
Net income attributable to noncontrolling interests	—	—	(1,628)	—	(1,628)
Net income/(loss) attributable to Darling	$18,012	$18,521	$36,106	$(54,627)	$18,012

Condensed Consolidated Statements of Operations
For the three months ended March 31, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$119,625	$344,603	$467,808	$(56,662)	$875,374
Cost and expenses:
Cost of sales and operating expenses	95,868	271,237	367,656	(56,662)	678,099
Selling, general and administrative expenses	43,778	12,837	30,287	—	86,902
Depreciation and amortization	11,059	26,291	41,269	—	78,619
Total costs and expenses	150,705	310,365	439,212	(56,662)	843,620
Operating income/(loss)	(31,080)	34,238	28,596	—	31,754

Interest expense	(14,364)	3,763	(12,523)	—	(23,124)
Foreign currency gains/(losses)	(23)	(63)	(1,395)	—	(1,481)
Other income/(expense), net	(3,410)	(1,326)	2,220	—	(2,516)
Equity in net income/(loss) of unconsolidated subsidiaries	(498)	—	97,652	—	97,154
Earnings in investments in subsidiaries	144,880	—	—	(144,880)	—
Income/(loss) before taxes	95,505	36,612	114,550	(144,880)	101,787
Income tax expense/(benefit)	(1,800)	1,335	4,177	—	3,712
Net income attributable to noncontrolling interests	—	—	(770)	—	(770)
Net income/(loss) attributable to Darling	$97,305	$35,277	$109,603	$(144,880)	$97,305

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 30, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$19,640	$18,521	$36,106	$(54,627)	$19,640
Other comprehensive income/(loss), net of tax:
Foreign currency translation	507	—	(5,393)	—	(4,886)
Pension adjustments	767	—	91	—	858
Foreign exchange derivative adjustments	—	—	(1,937)	—	(1,937)
Total other comprehensive income/(loss), net of tax	1,274	—	(7,239)	—	(5,965)
Total comprehensive income/(loss)	20,914	18,521	28,867	(54,627)	13,675
Total comprehensive loss attributable to noncontrolling interest	—	—	3,387	—	3,387
Total comprehensive income/(loss) attributable to Darling	$20,914	$18,521	$25,480	$(54,627)	$10,288

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 31, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$98,075	$35,277	$109,603	$(144,880)	$98,075
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	17,295	—	17,295
Pension adjustments	566	—	101	—	667
Natural gas swap derivative adjustments	22	—	—	—	22
Corn option derivative adjustments	(1,605)	—	—	—	(1,605)
Total other comprehensive income/(loss), net of tax	(1,017)	—	17,396	—	16,379
Total comprehensive income/(loss)	97,058	35,277	126,999	(144,880)	114,454
Total comprehensive income attributable to noncontrolling interest	—	—	1,287	—	1,287
Total comprehensive income/(loss) attributable to Darling	$97,058	$35,277	$125,712	$(144,880)	$113,167

Condensed Consolidated Statements of Cash Flows
For the three months ended March 30, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$19,640	$18,521	$36,106	$(54,627)	$19,640
Earnings in investments in subsidiaries	(54,627)	—	—	54,627	—
Other operating cash flows	52,135	(2,881)	(20,293)	—	28,961
Net cash provided by operating activities	17,148	15,640	15,813	—	48,601

Cash flows from investing activities:
Capital expenditures	(34,303)	(23,498)	(26,468)	—	(84,269)
Acquisitions	(1,157)	—	(274)	—	(1,431)
Gross proceeds from sale of property, plant and equipment and other assets	132	7,016	720	—	7,868
Proceeds from insurance settlements	—	845	—	—	845
Payments related to routes and other intangibles	—	—	(2,778)	—	(2,778)
Net cash used in investing activities	(35,328)	(15,637)	(28,800)	—	(79,765)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	2,138	—	2,138
Payments on long-term debt	—	(2)	(10,972)	—	(10,974)
Borrowings from revolving facilities	50,000	—	106,829	—	156,829
Payments on revolving facilities	(37,000)	—	(101,147)	—	(138,147)
Net cash overdraft financing	8,350	—	6,175	—	14,525
Issuances of common stock	12	—	—	—	12
Minimum withholding taxes paid on stock awards	(3,190)	—	—	—	(3,190)
Net cash provided/(used) in financing activities	18,172	(2)	3,023	—	21,193

Effect of exchange rate changes on cash	—	—	(1,575)	—	(1,575)

Net decrease in cash, cash equivalents and restricted cash	(8)	1	(11,539)	—	(11,546)
Cash, cash equivalents and restricted cash at beginning of period	1,098	32	106,239	—	107,369
Cash, cash equivalents and restricted cash at end of period	$1,090	$33	$94,700	$—	$95,823

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$98,075	$35,277	$109,603	$(144,880)	$98,075
Earnings in investments in subsidiaries	(144,880)	—	—	144,880	—
Other operating cash flows	30,782	(24,262)	(77,671)	—	(71,151)
Net cash provided/(used) by operating activities	(16,023)	11,015	31,932	—	26,924

Cash flows from investing activities:
Capital expenditures	(12,183)	(13,396)	(31,008)	—	(56,587)
Investment in subsidiaries and affiliates	(3,500)	—	—	—	(3,500)
Proceeds from sale of investment in subsidiary	—	—	2,805	—	2,805
Gross proceeds from sale of property, plant and equipment and other assets	828	321	330	—	1,479
Proceeds from insurance settlements	—	503	—	—	503
Payments related to routes and other intangibles	—	—	(15)	—	(15)
Net cash used in investing activities	(14,855)	(12,572)	(27,888)	—	(55,315)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	3,876	—	3,876
Payments on long-term debt	(22)	—	(9,600)	—	(9,622)
Borrowings from revolving credit facility	62,000	—	73,184	—	135,184
Payments on revolving credit facility	(29,000)	—	(51,019)	—	(80,019)
Net cash overdraft financing	—	—	(331)	—	(331)
Deferred loan costs	(1,094)	—	—	—	(1,094)
Issuances of common stock	182	—	—	—	182
Minimum withholding taxes paid on stock awards	(2,013)	—	(5)	—	(2,018)
Net cash provided by financing activities	30,053	—	16,105	—	46,158

Effect of exchange rate changes on cash	—	—	(1,672)	—	(1,672)

Net decrease in cash, cash equivalents and restricted cash	(825)	(1,557)	18,477	—	16,095
Cash, cash equivalents and restricted cash at beginning of period	1,827	2,993	102,096	—	106,916
Cash, cash equivalents and restricted cash at end of period	$1,002	$1,436	$120,573	$—	$123,011

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 27, 2019 and in the Company's other public filings with the SEC.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 3 to the Company's Consolidated Financial Statement for the period ended March 30, 2019 included herein, (ii) the conversion of animal fats and recycled greases into biodiesel in North America, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (v) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Business and Regulatory Developments

African Swine Fever (“ASF”) is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report. In early August 2018, ASF was reported in domestic pig herds located in Northeast China and has since become widespread, infecting multiple Chinese and Vietnamese Provinces and has been reported in Cambodia. Measures to control the disease include, amongst others, bans on feeding kitchen food waste to pigs, marketing only swine tested and certified negative for the virus, depopulating infected herds, biosecurity regimes, restricting the movement of pigs out of infected zones or regions and export bans of live pigs. The restrictions in transportation have created serious dislocations in pork supplies and resulted in strong reduction of slaughter numbers and thereby volumes of raw material supplied to our locations in China that process blood and make collagen from pork skins. Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, resulted in a temporary ban on the use of porcine plasma in pork feed which negatively affected demand for our products as ingredients in porcine animal feed in China. This ban has now been lifted and porcine plasma is once again allowed to be used in pork feed provided that certain newly established guidelines are met. ASF has also been reported in Eastern Europe since 2007, predominantly in wild boar and to a limited extent in domestic pigs. It has recently spread over long distance to Western Europe, where since September 2018 numerous cases have been detected in wild boar in Belgium. As of the date of this report, this spread has been restricted to wild animals only. ASF does not infect humans and is not considered a food safety hazard. For a more detailed discussion of animal diseases and other factors that can impact the Company’s business and results of operations, see the Risk Factor discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 29, 2018.

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

The Company’s Food Ingredients segment collagen and natural casings products are influenced by other competing ingredients including plant-based and synthetic hydrocolloids and artificial casings. In the collagen operation in particular, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment collagen and casings is generally 30 to 60 days, which is substantially longer than the Company's Feed Ingredients segment animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

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

Results of Operations

Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the first quarter of fiscal 2019, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2019, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2018 are as follows:

	Avg. Price 1st Quarter 2019	Avg. Price 1st Quarter 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 250.00/ton	$ 250.61/ton	$ (0.61)/ton	(0.2)%
Feed Grade PM (Mid-South)	$ 269.26/ton	$ 250.16/ton	$ 19.10/ton	7.6%
Pet Food PM (Mid-South)	$ 684.51/ton	$ 781.27/ton	$ (96.76)/ton	(12.4)%
Feather meal (Mid-South)	$ 447.83/ton	$ 409.26/ton	$ 38.57/ton	9.4%
BFT (Chicago)	$ 27.00/cwt	$ 26.14/cwt	$ 0.86/cwt	3.3%
YG (Illinois)	$ 20.72/cwt	$ 19.61/cwt	$ 1.11/cwt	5.7%
Corn (Illinois)	$ 3.69/bushel	$ 3.62/bushel	$ 0.07/bushel	1.9%
Reuters:
Palm Oil (CIF Rotterdam)	$ 550.00/MT	$ 675.00/MT	$ (125.00)/MT	(18.5)%
Soy meal (CIF Rotterdam)	$ 353.00/MT	$ 412.00/MT	$ (59.00)/MT	(14.3)%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2019, compared to the average Jacobsen and Reuters prices for the fourth quarter of fiscal 2018.

	Avg. Price 1st Quarter 2019	Avg. Price 4th Quarter 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 250.00/ton	$ 250.18/ton	$ (0.18)/ton	(0.1)%
Feed Grade PM (Mid-South)	$ 269.26/ton	$ 267.19/ton	$ 2.07/ton	0.8%
Pet Food PM (Mid-South)	$ 684.51/ton	$ 540.68/ton	$ 143.83/ton	26.6%
Feather meal (Mid-South)	$ 447.83/ton	$ 405.90/ton	$ 41.93/ton	10.3%
BFT (Chicago)	$ 27.00/cwt	$ 25.80/cwt	$ 1.20/cwt	4.7%
YG (Illinois)	$ 20.72/cwt	$ 19.91/cwt	$ 0.81/cwt	4.1%
Corn (Illinois)	$ 3.69/bushel	$ 3.69/bushel	$ 0.00/bushel	—%
Reuters:
Palm Oil (CIF Rotterdam)	$ 550.00/MT	$ 497.00/MT	$ 53.00/MT	10.7%
Soy meal (CIF Rotterdam)	$ 353.00/MT	$ 368.00/MT	$ (15.00)/MT	(4.1)%

Segment Results

Segment operating income for the three months ended March 30, 2019 was $24.3 million, which reflects a decrease of $7.5 million or (23.6)% as compared to the three months ended March 31, 2018.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 30, 2019
Net Sales	$495,819	$279,164	$60,121	$—	$835,104
Cost of sales and operating expenses	382,468	214,118	50,077	—	646,663
Gross Margin	113,351	65,046	10,044	—	188,441

Gross Margin %	22.9%	23.3%	16.7%	—%	22.6%

Selling, general and administrative expenses	48,831	21,887	(754)	15,039	85,003
Depreciation and amortization	49,369	19,511	7,798	2,486	79,164
Segment operating income/(loss)	15,151	23,648	3,000	(17,525)	24,274

Equity in net income/(loss) of unconsolidated subsidiaries	(504)	—	24,277	—	23,773
Segment income/(loss)	14,647	23,648	27,277	(17,525)	48,047

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 31, 2018
Net Sales	$485,798	$305,520	$84,056	$—	$875,374
Cost of sales and operating expenses	369,088	249,185	59,826	—	678,099
Gross Margin	116,710	56,335	24,230	—	197,275

Gross Margin %	24.0%	18.4%	28.8%	—%	22.5%

Selling, general and administrative expenses	48,265	23,861	(1,398)	16,174	86,902
Depreciation and amortization	46,789	20,640	8,471	2,719	78,619
Segment operating income/(loss)	21,656	11,834	17,157	(18,893)	31,754

Equity in net income/(loss) of unconsolidated subsidiaries	(45)	—	97,199	—	97,154
Segment income/(loss)	21,611	11,834	114,356	(18,893)	128,908

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended March 30, 2019, the raw material processed by the Company's Feed Ingredients segment totaled 2.18 million metric tons. Compared to the three months ended March 31, 2018, overall raw material volume processed in the Feed Ingredients segment increased approximately 3.0%.

Sales. During the three months ended March 30, 2019, net sales for the Feed Ingredients segment were $495.8 million as compared to $485.8 million during the three months ended March 31, 2018, an increase of approximately $10.0 million or 2.1%. Net sales for fats were approximately $144.9 million and $143.5 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Protein net sales were approximately $205.8 million and $203.4 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $41.2 million and $31.4 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Total rendering net sales were approximately $391.9 million and $378.3 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Used cooking oil net sales were approximately $45.4 million and $36.6 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Bakery net sales were approximately $45.7 million and $46.8 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and other sales, which includes trap services and, for 2018, industrial residual services, net sales were approximately $12.8 million and $24.1 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended March 31, 2018	$143.5	$203.4	$31.4	$378.3	$36.6	$46.8	$24.1	$485.8
Increase/(decrease) in sales volumes	5.3	16.0	—	21.3	8.5	(2.1)	—	27.7
Increase/(decrease) in finished product prices	(1.7)	(7.1)	—	(8.8)	0.4	1.0	—	(7.4)
Increase/(decrease) due to currency exchange rates	(2.2)	(6.5)	(0.4)	(9.1)	(0.1)	—	—	(9.2)
Other change (1)	—	—	10.2	10.2	—	—	(11.3)	(1.1)
Total change	1.4	2.4	9.8	13.6	8.8	(1.1)	(11.3)	10.0
Net sales three months ended March 30, 2019	$144.9	$205.8	$41.2	$391.9	$45.4	$45.7	$12.8	$495.8

(1)	The decrease in other net sales is primarily a result of the sale of the Company's industrial residuals business in May 2018.

Margins. In the Feed Ingredients segment for the three months ended March 30, 2019, the gross margin percentage decreased to 22.9% as compared to 24.0% for the same period of fiscal 2018. The decrease is primarily due to an increase in raw material prices relative to the sales prices in the domestic markets.

Segment operating income. Feed Ingredients operating income for the three months ended March 30, 2019 was $15.2 million, a decrease of $6.5 million or (30.0)% as compared to the three months ended March 31, 2018. This was due to an increase in raw material prices relative to the sales price in the domestic markets and less favorable supply volume mix which compressed margins in the international markets that more than offset higher volumes and higher finished product prices in the North American market.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended March 30, 2019, the raw material processed by the Company's Food Ingredients segment totaled 278,000 metric tons. As compared to the three months ended March 31, 2018, overall raw material volume processed in the Food Ingredients segment decreased by approximately 3.0%.

Sales. Overall sales decreased in the Food Ingredients segment primarily due to lower edible fat and casings sales prices primarily resulting from a stronger U.S. dollar. In addition, sales were down due to the permanent shut down of the Hurlingham, Argentina collagen plant in the second quarter of fiscal 2018; however, the Company was able to service the majority of the customers impacted by the closure of the Argentina collagen plant from its other collagen locations.

Margins. In the Food Ingredients segment for the three months ended March 30, 2019, the gross margin percentage increased to 23.3% as compared to 18.4% during the comparable period of fiscal 2018. The increase is primarily due to improved margins from the growth of the collagen business and the closure of the Argentina collagen plant which more than offset lower casing margins.

Segment operating income. Food Ingredients operating income was $23.6 million for the three months ended March 30, 2019, an increase of $11.8 million or 100.0% as compared to the three months ended March 31, 2018. The increase is primarily due to improved results in collagen markets. The Company's edible fat prices were lower because of lower competing fat markets as compared to the same period in fiscal 2018. The casing business delivered lower earnings due to lower sales volumes and lower margins as compared to the same period in fiscal 2018.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended March 30, 2019, the raw material processed by the Company's Fuel Ingredients segment totaled 312,000 metric tons. As compared to the three months ended March 31, 2018, overall raw material volume processed in the Fuel Ingredients segment increased by approximately 4.9%.

Sales. Overall sales decreased in the Fuel Ingredients segment primarily due to no blenders tax credits recorded in fiscal 2019 in North America and lower volumes at Rendac in the Company's bioenergy business.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended March 30, 2019, the gross margin percentage decreased to 16.7% as compared to 28.8% for the comparable period of fiscal 2018. The decrease is primarily related to the 2017 blenders tax credits booked in the first quarter of 2018 as compared to no blenders tax credits booked in fiscal 2019.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment operating income for the three months ended March 30, 2019 was $3.0 million, a decrease of $14.2 million or (82.6)% as compared to the same period in fiscal 2018. The decrease in earnings is primarily related to the 2017 blenders tax credits booked in the first quarter of 2018 as compared to no blenders tax credits booked in fiscal 2019.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended March 30, 2019 was $27.3 million, as compared to segment income of $114.4 million in the same period of 2018. The decrease of $87.1 million was primarily related to the 2017 blenders tax credits booked in the first quarter of 2018 as compared to no blenders tax credits booked in fiscal 2019.

Foreign Currency

During the first quarter of fiscal 2019, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2018. Using actual results for the three months ended March 30, 2019 and using the prior year's average currency rate for the three months ended March 31, 2018, foreign currency translation would result in an increase in operating income of approximately $6.1 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended March 30, 2019 of €1.00:USD$1.14 and CAD$1.00:USD$0.75 as compared to the average rate for the three months ended March 31, 2018 of €1.00:USD$1.23 and CAD$1.00:USD$0.80, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $15.0 million during the three months ended March 30, 2019, compared to $16.2 million during the three months ended March 31, 2018, a decrease of $1.2 million. The decrease is due to a general decrease in overall expenses related to permits and licenses, repairs and legal expenses that more than offset an increase in performance based compensation expense as compared to the three months ended March 30, 2018.

Depreciation and Amortization.  Depreciation and amortization charges decreased slightly by $0.2 million to $2.5 million during the three months ended March 30, 2019, as compared to $2.7 million during the three months ended March 31, 2018.  The decrease is due to certain of the Company's office and computer equipment assets becoming fully depreciated in fiscal 2018.

Interest Expense. Interest expense was $19.9 million during the three months ended March 30, 2019, compared to $23.1 million during the three months ended March 31, 2018, a decrease of $3.2 million. The decrease is primarily due to the refinance of the Company's €515 Senior Notes from 4.75% to 3.625% in the second quarter of fiscal 2018 and a decrease in amortization of deferred loan costs as compared to the prior year.

Foreign Currency Losses.  Foreign currency losses were $0.7 million for the three months ended March 30, 2019 as compared to $1.5 million for the three months ended March 31, 2018. The decrease is due primarily to gains on non-designated foreign exchange hedge contracts as compared to the same period in fiscal 2018.

Other Expense, net. Other expense was $2.5 million for both the three months ended March 30, 2019 and March 31, 2018.

Equity in Net Income/(Loss) in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the three months ended March 30, 2019. The net income for the three months ended March 30, 2019 was $23.8 million compared to net income of $97.2 million for the three months ended March 31, 2018. The $73.4 million decrease is primarily due to the 2017 blenders tax credits that were booked by the DGD Joint Venture in fiscal 2018 as compared to no blenders tax credits in fiscal 2019.

Income Taxes. The Company recorded income tax expense of $5.3 million for the three months ended March 30, 2019, compared to $3.7 million of income tax expense recorded in the three months ended March 31, 2018, an increase of $1.6 million. The effective tax rate for the three months ended March 30, 2019 was 21.2%. The effective tax rate for the three months ended March 30, 2019 differed slightly from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and discrete items, including the favorable settlement of an audit. The effective tax rate for the three months ended March 31, 2018 was 3.6%. The effective tax rate for the three months ended March 31, 2018 differed from the statutory rate of 21% due primarily to the retroactive reenactment of the biofuel tax incentive for 2017 in the first quarter of 2018 and was also impacted by the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), losses that provided no tax benefit, and other discrete items. The Company's effective tax rate excluding the biofuel tax incentive and other discrete items is 29.0% for the three months ended March 30, 2019, compared to 30.4% for the three months ended March 31, 2018.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiary. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.375% Notes and 3.625% Notes that were outstanding at March 30, 2019.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.375% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2019 As Compared to First Quarter 2018

	Three Months Ended
(dollars in thousands)	March 30, 2019	March 31, 2018
Net income/(loss) attributable to Darling	$18,012	$97,305
Depreciation and amortization	79,164	78,619
Interest expense	19,876	23,124
Income tax expense/(benefit)	5,274	3,712
Foreign currency loss/(gain)	732	1,481
Other expense/(income), net	2,525	2,516
Equity in net (income)/loss of unconsolidated subsidiaries	(23,773)	(97,154)
Net income attributable to non-controlling interests	1,628	770
Adjusted EBITDA	$103,438	$110,373

Foreign currency exchange impact (1)	6,056	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$109,494	$110,373

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$29,828	$100,071

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended March 30, 2019 of €1.00:USD$1.14 and CAD$1.00:USD$0.75 as compared to the average rate for the three months ended March 31, 2018 of €1.00:USD$1.23 and CAD$1.00:USD$0.80, respectively.

For the three months ended March 30, 2019, the Company generated Adjusted EBITDA of $103.4 million, as compared to $110.4 million in the same period in fiscal 2018.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $109.5 million in the three months ended March 30, 2019, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $110.4 million in the same period in fiscal 2018.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 3 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at March 30, 2019. On March 30, 2019, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.375% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.375 % Notes due 2022	$500,000
Less unamortized deferred loan costs	(4,503)
Carrying value of 5.375% Notes due 2022	$495,497

3.625 % Notes due 2026 - Denominated in euros	$578,371
Less unamortized deferred loan costs	(7,753)
Carrying value of 3.625% Notes due 2026	$570,618

Amended Credit Agreement:
Term Loan A	$61,030
Less unamortized deferred loan costs	(316)
Carrying value of Term Loan A	60,714

Term Loan B	$495,000
Less unamortized deferred loan costs	(8,741)
Carrying value of Term Loan B	$486,259

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	25,000
Borrowings outstanding	50,061
Letters of credit issued	23,458
Availability	$901,481

Other Debt	$24,307

During the first three months of fiscal 2019, the U.S. dollar strengthened as compared to the euro and weakened as compared to the Canadian dollar. Using the euro and Canadian dollar based debt outstanding at March 30, 2019 and comparing the closing balance sheet rates at March 30, 2019 to those at December 29, 2018, the U.S. dollar debt balances of euro based debt decreased by approximately $13.1 million and Canadian based debt increased by approximately $0.3 million, respectively, at March 30, 2019. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at March 30, 2019 of €1.00:USD$1.12305 and CAD$1.00:USD$0.745371 as compared to the closing balance sheet rate at December 29, 2018 of €1.00:USD$1.14660 and CAD$1.00:USD$0.735401, respectively.

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

•
As of March 30, 2019, the Company had availability of $901.5 million under the revolving loan facility, taking into account that the Company had $50.1 million in outstanding borrowings, ancillary facilities and letters of credit issued of $23.5 million.

•
As of March 30, 2019, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$119.4 million and $161.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments which commenced on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021.

•
As of March 30, 2019, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $30.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

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

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Sub, a Delaware corporation and wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes (the “5.375% Notes”), which were offered in a private offering in connection with its acquisition of its Darling Ingredients International business, were issued pursuant to the Original 5.375% Indenture, (as supplemented, the “5.375% Indenture”), among Darling Escrow Sub, the Subsidiary Guarantors (as defined in the Original 5.375% Indenture) party thereto from time to time and U.S. Bank National Association, as trustee.

5.25 % Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The gross proceeds from the sale of the Notes, together with cash on hand, were used to refinance all of the Company's 5.375% Notes, by cash tender offer for and redemption of those notes, to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering of the 5.25% Notes.

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018, among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to refinance all of the Company's formerly outstanding 4.75% Senior Notes due 2022 (the “4.75% Notes”) by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering. The refinancing of the 4.75% Notes was completed in the second quarter of 2018.

Other debt consists of U.S, Canadian and European capital lease obligations, note arrangements in Brazil and European notes that are not part of the Company's Amended Credit Agreement, 5.375% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s March 30, 2019 consolidated balance sheet is based on the contractual repayment terms of the 5.375% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018 as filed with the SEC on February 27, 2019.

As of March 30, 2019, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.375% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On March 30, 2019, the Company had working capital of $325.0 million and its working capital ratio was 1.60 to 1 compared to working capital of $357.4 million and a working capital ratio of 1.66 to 1 on December 29, 2018.  As of March 30, 2019, the Company had unrestricted cash of $95.7 million and funds available under the revolving credit facility of $901.5 million, compared to unrestricted cash of $107.3 million and funds available under the revolving credit facility of $929.8 million at December 29, 2018. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $48.6 million for the first three months ended March 30, 2019, as compared to net cash provided by operating activities of $26.9 million for the first three months ended March 31, 2018, an increase of $21.7 million due primarily to changes in operating assets and liabilities that includes an increase in accounts receivable of approximately $26.3 million, an increase in inventories and prepaid expenses of approximately $5.1 million, an increase in income taxes refundable/payable of approximately $8.7 million, and a decrease in accounts payable and accrued expenses of approximately $4.6 million.  Cash used by investing activities was $79.8 million for the first three months ended March 30, 2019, compared to $55.3 million for the first three months ended March 31, 2018, an increase in cash used by investing activities of $24.5 million, primarily due to an increase in capital asset spending.  Net cash provided by financing activities was $21.2 million for the first three months ended March 30, 2019, compared to net cash provided by financing activities of $46.2 million for the first three months ended March 31, 2018, a decrease in net cash provided by financing activities of $25.0 million, primarily due to less net overall revolver borrowings in the first three months ended March 30, 2019 as compared to the first three months ended March 31, 2018.

Capital expenditures of $84.3 million were made during the first three months of fiscal 2019, compared to $56.6 million in the first three months of fiscal 2018, for a net increase of $27.7 million or 48.9%.  The Company expects to incur additional capital expenditures of approximately $216.0 million for the remainder of fiscal 2019 including new construction. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $8.2 million and $5.5 million during the first three months ended March 30, 2019 and March 31, 2018, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2019, the Company has accrued approximately $11.5 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at March 30, 2019.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.9 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.3 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first three months ended March 30, 2019 of approximately $0.2 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first three months ended March 30, 2019 of approximately $0.7 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from two U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate liability of approximately $1.6 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the DGD Facility, which as a result of its recently expanded capacity is now capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products, and is located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013. Effective May 1, 2019, the DGD LLC Agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the DGD Joint Venture’s recently approved expansion project to construct a new, parallel facility located next to the current facility, as further described below.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters

BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2020, unless extended by agreement of the parties. The DGD Loan Agreement replaces a similar agreement with lower commitment levels that expired on December 31, 2018. As of March 30, 2019, no amounts are owed to the DGD Lenders under the DGD Loan Agreement.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of March 30, 2019, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $393.0 million included on the consolidated balance sheet.

In August 2018, the DGD Joint Venture completed an expansion project that increased the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons and expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. In November 2018, the joint venture partners approved the DGD Joint Venture moving forward with another expansion project to construct a new, parallel facility (the “New Facility”) located next to the current facility. The New Facility is expected to grow the DGD Joint Venture’s annual production capacity by an additional 400 million gallons from the current capacity of 275 million gallons of renewable diesel to 675 million gallons of renewable diesel and provide the capability to separate naphtha for sale into low carbon fuel markets. In addition, the expansion project includes expanded inbound and outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. The DGD Joint Venture estimates completion and startup of the New Facility in the fourth quarter of 2021, and the total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion. Based on forecasted margins as of the date of this report, the expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, the DGD LLC Agreement provides that until such time as the New Facility is complete and operational, the joint venture partners shall be required to make capital contributions or, if they agree, loans, to the DGD Joint Venture should the excess available cash in the DGD Joint Venture, as determined on specified dates and in accordance with the provisions contained in the DGD LLC Agreement, fall below $50 million.

In April 2019, the joint venture partners adopted a distribution policy that, unless earlier terminated by the partners, will remain in place through the construction and completion of the New Facility. Pursuant to the distribution policy, the DGD Joint Venture will make quarterly distributions to the partners to the extent that distributable cash (as determined in accordance with the policy) exceeds $50 million and the DGD Joint Venture’s forward looking cash forecast. During the three months ended March 30, 2019, the DGD Joint Venture made no dividend distributions to the partners; however, during April 2019, the DGD Joint Venture made dividend distributions to each partner in the amount of approximately $17.7 million.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first three months of fiscal 2019, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2019 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24 month period; however, the Board has subsequently extended the program for an additional 36 month period and increased the amount of the program to $200.0 million. Accordingly, repurchases may occur through August 13, 2020, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and, as of the date of the filing of this report, has $200.0 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $69.3 million of commodity products consisting of approximately $49.5 million of finished products, approximately $16.6 million of natural gas and diesel fuel and approximately $3.2 million of other commitments during the next twelve months, which are not included in liabilities on the Company’s balance sheet at March 30, 2019.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2019, in accordance with accounting principles generally accepted in the U.S.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at March 30, 2019 (in thousands):

Other commercial commitments:
Standby letters of credit	$23,458
Foreign bank guarantees	17,805
Total other commercial commitments:	$41,263

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 27, 2019.

Based on the Company’s annual impairment testing at October 27, 2018, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 27, 2018, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value. However, based on the Company's annual impairment testing at October 28, 2018, the fair value of six of the Company's eight reporting units was less than 30% in excess of its carrying value and one reporting unit (Canada Fuel) was less than 10% of the estimated fair value with goodwill of approximately $29.8 million as of March 30, 2019, which was substantially less than the percentage by which the other reporting units with goodwill exceeded their carrying values. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these six reporting units was approximately $805.9 million as of March 30, 2019.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. As of March 30, 2019, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends Subtopic 350-40, Intangibles - Goodwill and Other Internal - Use Software, which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted the new accounting standard effective December 30, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvement to Accounting for Hedging Activities. This ASU amends Topic 815, Derivatives and Hedging, which is intended to more closely align hedge accounting with companies' risk management strategies and simplify the application of hedge accounting. The guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. The Company will be required to apply the guidance on a cumulative-effect basis with adjustment to retained earnings as of the beginning of the fiscal year of adoption with disclosure on a prospective basis. The Company adopted this ASU on December 30, 2018 and the initial adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.   Statements that are not statements of historical facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “planned,” “contemplate,” “potential,” “possible,” “proposed,” “intend,” “believe,” “anticipate,” “expect,” “may,” “will,” “would,” “should,” “could,” and similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical facts included in this report are forward looking statements, including, without limitation, the statements under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the Company’s financial position and the Company's use of cash.  Forward-looking statements are based on the Company's current expectations and assumptions regarding its business, the economy and other future conditions. The Company cautions readers that any such forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in its forward-looking statements as a result of a variety of factors, including may that are beond the Company's control.

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), severe acute respiratory syndrome (“SARS”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere, such as the recent African Swine Fever (“ASF”) outbreak in China; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully, including the Company's ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At March 30, 2019, the Company had foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2018 and the first three months of fiscal 2019, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted peptan sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. As of March 30, 2019, the aggregate fair value of these foreign exchange contracts was approximately $4.0 million and is included in other current assets, accrued expense, other assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of March 30, 2019, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	49,321	Euro	10,988	4.26 - 5.04	$12,627
Brazilian real	1,171,313	U.S. dollar	330,455	3.35 - 4.28	330,455
Euro	44,675	U.S. dollar	51,207	1.13 - 1.21	51,207
Euro	22,121	Polish zloty	95,280	4.29 - 4.32	24,843
Euro	6,098	Japanese yen	768,000	123.94 - 131.83	6,848
Euro	38,245	Chinese renminbi	294,273	7.60 - 7.89	42,952
Euro	13,632	Australian dollar	21,850	1.6	15,309
Euro	4,573	British pound	3,961	0.86 - 0.91	5,136
Polish zloty	22,168	Euro	5,156	4.3	5,788
British pound	276	Euro	322	0.86	361
Japanese yen	296,912	U.S. dollar	2,710	107.53 - 111.55	2,710
U.S. dollar	821	Japanese yen	90,000	109.58	821
					$499,057

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $1.6 million and are included in other current assets and accrued expenses at March 30, 2019.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at March 30, 2019. These contracts have an aggregate fair value of approximately $0.6 million and are included in other current assets and accrued expenses at March 30, 2019.

As of March 30, 2019, the Company had forward purchase agreements in place for purchases of approximately $16.6 million of natural gas and diesel fuel and approximately $3.2 million of other commitments in fiscal 2019. As of March 30, 2019, the Company had forward purchase agreements in place for purchases of approximately $49.5 million of finished product in fiscal 2019.

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

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than SOX control changes related to the upgrade of accounting software in North America and at its international operations and the new controls as part of the Company's efforts to adopt ASU 2016-02 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2019

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 on pages 23 through 24 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 29, 2018, which could materially affect the Company's business, financial condition or future results. The risks described in this report and in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Employment Agreement, dated February 9, 2016, between Darling International Netherlands BV and Jos Vervoort.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Brad Phillips, the Chief Financial Officer of the Company.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 30, 2019 and December 29, 2018; (ii) Consolidated Statements of Operations for the three months ended March 30, 2019 and March 31, 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 30, 2019 and March 31, 2018; (iv) Consolidated Statements of Stockholders' Equity for the three months ended March 30, 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 30, 2019 and March 31, 2018; (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 8, 2019	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)