Form 10-Q
period 2019-06-29
DARLING INGREDIENTS INC.
filed 2019-08-07
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

    Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).        Yes ☒     No ☐

 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period
for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.			☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

There were 164,749,050 shares of common stock, $0.01 par value, outstanding at July 31, 2019.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2019

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 29, 2019 and December 29, 2018
(in thousands, except share data)

	June 29, 2019	December 29, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$87,011	$107,262
Restricted cash	103	107
Accounts receivable, net	357,671	385,737
Inventories	348,309	341,028
Prepaid expenses	44,363	35,247
Income taxes refundable	5,554	6,462
Other current assets	24,127	22,099
Total current assets	867,138	897,942
Property, plant and equipment, less accumulated depreciation of $1,343,741 at June 29, 2019 and $1,246,095 at December 29, 2018	1,722,296	1,687,858
Intangible assets, less accumulated amortization of $448,654 at June 29, 2019 and $423,575 at December 29, 2018	565,976	595,862
Goodwill	1,233,486	1,229,159
Investment in unconsolidated subsidiaries	458,032	410,177
Operating lease right-of-use assets	120,950	—
Other assets	54,353	53,375
Deferred income taxes	14,365	14,981
	$5,036,596	$4,889,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35,877	$7,492
Accounts payable, principally trade	208,901	219,479
Income taxes payable	10,291	4,043
Current operating lease liabilities	36,703	—
Accrued expenses	274,534	309,484
Total current liabilities	566,306	540,498
Long-term debt, net of current portion	1,640,056	1,666,940
Long-term operating lease liabilities	83,440	—
Other non-current liabilities	113,086	115,032
Deferred income taxes	227,073	231,063
Total liabilities	2,629,961	2,553,533
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 168,410,054 and 168,098,177 shares issued at June 29, 2019 and at December 29, 2018, respectively	1,684	1,681
Additional paid-in capital	1,552,301	1,536,157
Treasury stock, at cost; 3,661,004 and 3,437,579 shares at June 29, 2019 and at December 29, 2018, respectively	(52,848)	(47,756)
Accumulated other comprehensive loss	(290,001)	(304,539)
Retained earnings	1,131,775	1,087,505
Total Darling's stockholders’ equity	2,342,911	2,273,048
Noncontrolling interests	63,724	62,773
Total stockholders' equity	$2,406,635	$2,335,821
	$5,036,596	$4,889,354
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 29, 2019 and June 30, 2018
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$827,324	$846,646	$1,662,428	$1,722,020
Costs and expenses:
Cost of sales and operating expenses	644,716	652,239	1,295,629	1,330,800
Loss (gain) on sale of assets	(13,926)	762	(18,176)	300
Selling, general and administrative expenses	81,017	78,558	166,020	165,460
Restructuring and impairment charges	—	14,965	—	14,965
Depreciation and amortization	79,486	78,454	158,650	157,073
Total costs and expenses	791,293	824,978	1,602,123	1,668,598
Operating income	36,031	21,668	60,305	53,422

Other expense:
Interest expense	(20,853)	(23,016)	(40,729)	(46,140)
Debt extinguishment costs	(12,126)	(23,509)	(12,126)	(23,509)
Foreign currency loss	(388)	(3,495)	(1,120)	(4,976)
Loss on disposal of subsidiaries	—	(15,538)	—	(15,538)
Other expense, net	(2,019)	1,199	(4,544)	(1,317)
Total other expense	(35,386)	(64,359)	(58,519)	(91,480)

Equity in net income of unconsolidated subsidiaries	38,175	15,236	61,948	112,390
Income/(loss) before income taxes	38,820	(27,455)	63,734	74,332

Income tax expense	7,776	1,683	13,050	5,395

Net income/(loss)	31,044	(29,138)	50,684	68,937

Net income attributable to noncontrolling interests	(4,786)	(1,282)	(6,414)	(2,052)

Net income/(loss) attributable to Darling	$26,258	$(30,420)	$44,270	$66,885

Basic income/(loss) per share	$0.16	$(0.18)	$0.27	$0.41
Diluted income/(loss) per share	$0.16	$(0.18)	$0.26	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months ended June 29, 2019 and June 30, 2018
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income/(loss)	$31,044	$(29,138)	$50,684	$68,937
Other comprehensive income/(loss), net of tax:
Foreign currency translation	16,326	(76,837)	11,440	(59,542)
Pension adjustments	859	666	1,717	1,333
Natural gas swap derivative adjustments	—	—	—	22
Corn option derivative adjustments	22	447	22	(1,158)
Heating oil derivative adjustments	2,133	—	2,133	—
Foreign exchange derivative adjustments	1,451	—	(486)	—
Total other comprehensive income/(loss), net of tax	20,791	(75,724)	14,826	(59,345)
Total comprehensive income/(loss)	$51,835	$(104,862)	$65,510	$9,592
Comprehensive income attributable to noncontrolling interests	3,315	1,232	6,702	2,519
Comprehensive income/(loss) attributable to Darling	$48,520	$(106,094)	$58,808	$7,073

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)
Six months ended June 29, 2019
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 29, 2018	164,660,598	$1,681	$1,536,157	$(47,756)	$(304,539)	$1,087,505	$2,273,048	$62,773	$2,335,821
Net income	—	—	—	—	—	18,012	18,012	1,628	19,640
Pension liability adjustments, net of tax	—	—	—	—	858	—	858	—	858
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(1,937)	—	(1,937)	—	(1,937)
Foreign currency translation adjustments	—	—	—	—	(6,645)	—	(6,645)	1,759	(4,886)
Stock-based compensation	—	—	10,403	—	—	—	10,403	—	10,403
Treasury stock	(223,294)	—	—	(5,089)	—	—	(5,089)	—	(5,089)
Issuance of common stock	311,502	3	1,886	—	—	—	1,889	—	1,889
Balances at March 30, 2019	164,748,806	$1,684	$1,548,446	$(52,845)	$(312,263)	$1,105,517	$2,290,539	$66,160	$2,356,699
Net income	—	—	—	—	—	26,258	26,258	4,786	31,044
Deductions to noncontrolling interest	—	—	—	—	—	—	—	(5,751)	(5,751)
Pension liability adjustments, net of tax	—	—	—	—	859	—	859	—	859
Heating oil derivative adjustment, net of tax	—	—	—	—	2,133	—	2,133	—	2,133
Corn option derivative adjustment, net of tax	—	—	—	—	22	—	22	—	22
Foreign exchange derivative adjustment, net of tax	—	—	—	—	1,451	—	1,451	—	1,451
Foreign currency translation adjustments	—	—	—	—	17,797	—	17,797	(1,471)	16,326
Stock-based compensation	—	—	3,849	—	—	—	3,849	—	3,849
Treasury stock	(131)	—	—	(3)	—	—	(3)	—	(3)
Issuance of common stock	375	—	6	—	—	—	6	—	6
Balances at June 29, 2019	164,749,050	$1,684	$1,552,301	$(52,848)	$(290,001)	$1,131,775	$2,342,911	$63,724	$2,406,635

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited) (Continued)
Six months ended June 30, 2018
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 30, 2017	164,653,437	$1,679	$1,515,614	$(44,063)	$(209,524)	$981,227	$2,244,933	$82,764	$2,327,697
Adjustment to initially apply FASB ASC No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	(4,782)	4,782	—	—	—
Net income	—	—	—	—	—	97,305	97,305	770	98,075
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(10,173)	(10,173)
Pension liability adjustments, net of tax	—	—	—	—	667	—	667	—	667
Natural gas swap derivative adjustment, net of tax	—	—	—	—	22	—	22	—	22
Corn option derivative adjustment, net of tax	—	—	—	—	(1,605)	—	(1,605)	—	(1,605)
Foreign currency translation adjustments	—	—	—	—	16,778	—	16,778	517	17,295
Stock-based compensation	—	—	8,527	—	—	—	8,527	—	8,527
Treasury stock	(159,758)	—	—	(2,962)	—	—	(2,962)	—	(2,962)
Issuance of common stock	153,983	1	1,695	—	—	—	1,696	—	1,696
Balances at March 31, 2018	164,647,662	$1,680	$1,525,836	$(47,025)	$(198,444)	$1,083,314	$2,365,361	$73,878	$2,439,239
Net income	—	—	—	—	—	(30,420)	(30,420)	1,282	(29,138)
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(482)	(482)
Pension liability adjustments, net of tax	—	—	—	—	666	—	666	—	666
Corn option derivative adjustment, net of tax	—	—	—	—	447	—	447	—	447
Foreign currency translation adjustments	—	—	—	—	(76,787)	—	(76,787)	(50)	(76,837)
Stock-based compensation	—	—	4,219	—	—	—	4,219	—	4,219
Treasury stock	(21,389)	—	—	(378)	—	—	(378)	—	(378)
Issuance of common stock	27,636	1	294	—	—	—	295	—	295
Balances at June 30, 2018	164,653,909	$1,681	$1,530,349	$(47,403)	$(274,118)	$1,052,894	$2,263,403	$74,628	$2,338,031

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 29, 2019 and June 30, 2018
(in thousands)
(unaudited)

	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net Income	$50,684	$68,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,650	157,073
Loss (gain) on disposal of property, plant, equipment and other assets	(18,176)	300
Loss on disposal of subsidiaries	—	15,538
Asset impairment	—	2,907
Gain on insurance proceeds from insurance settlements	(845)	(1,253)
Deferred taxes	(3,137)	(7,512)
Increase in long-term pension liability	1,010	123
Stock-based compensation expense	14,182	13,232
Write-off deferred loan costs	4,547	8,105
Deferred loan cost amortization	3,010	4,664
Equity in net income of unconsolidated subsidiaries	(61,948)	(112,390)
Distributions of earnings from unconsolidated subsidiaries	17,755	26,567
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	27,218	5,217
Income taxes refundable/payable	7,140	(5,438)
Inventories and prepaid expenses	(17,374)	(30,561)
Accounts payable and accrued expenses	(29,849)	(25,705)
Other	1,437	8,243
Net cash provided by operating activities	154,304	128,047
Cash flows from investing activities:
Capital expenditures	(167,871)	(139,130)
Acquisitions, net of cash acquired	(1,431)	(51,089)
Investment in unconsolidated subsidiary	(1,000)	(6,500)
Proceeds from sale of investment in subsidiaries	—	82,805
Gross proceeds from disposal of property, plant and equipment and other assets	9,814	2,244
Proceeds from insurance settlement	845	1,253
Payments related to routes and other intangibles	(3,150)	(294)
Net cash used by investing activities	(162,793)	(110,711)
Cash flows from financing activities:
Proceeds from long-term debt	507,722	623,695
Payments on long-term debt	(526,230)	(650,976)
Borrowings from revolving credit facility	273,485	247,975
Payments on revolving credit facility	(266,884)	(221,632)
Net cash overdraft financing	11,178	4,517
Deferred loan costs	(7,003)	(9,324)
Issuance of common stock	12	182
Minimum withholding taxes paid on stock awards	(3,193)	(2,123)
Distributions to noncontrolling interests	—	(983)
Net cash used by financing activities	(10,913)	(8,669)
Effect of exchange rate changes on cash	(853)	(11,321)
Net decrease in cash, cash equivalents and restricted cash	(20,255)	(2,654)
Cash, cash equivalents and restricted cash at beginning of period	107,369	106,916
Cash, cash equivalents and restricted cash at end of period	$87,114	$104,262
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(7,542)	$(6,336)
Cash paid during the period for:
Interest, net of capitalized interest	$45,196	$39,614
Income taxes, net of refunds	$12,607	$17,154
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$7,492	$—
Non-cash financing activities
Debt issued for assets	$—	$17

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 29, 2019
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and six month periods ended June 29, 2019 and June 30, 2018, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2018.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of June 29, 2019, and include the 13 and 26 weeks ended June 29, 2019, and the 13 and 26 weeks ended June 30, 2018.

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

Restricted cash represents amounts required to be set aside to cover self-insurance claims and collateral for environmental claims. The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statement of cash flows (in thousands):

	June 29, 2019	December 29, 2018
Cash and cash equivalents	$87,011	$107,262
Restricted cash	103	107
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flow	$87,114	$107,369

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

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the three months ended June 29, 2019 and June 30, 2018, the Company sold approximately $50.7 million and $31.8 million of its trade receivables and incurred approximately $0.3 million and $0.1 million in fees, which are recorded as interest expense, respectively. For the six months ended June 29, 2019 and June 30, 2018, the Company sold approximately $83.2 million and $50.6 million of its trade receivables and incurred approximately $0.5 million and $0.2 million in fees, which are recorded as interest expense, respectively.

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

(f)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation gains and (losses) of approximately $11.2 million and $(60.0) million for the six months ended June 29, 2019 and June 30, 2018, respectively.

(g)	Leases

The Company accounts for leases in accordance with Accounting Standard Codification (“ASC”) Topic 842, leases. The Company determines if an arrangement is a lease at inception for which the Company recognizes the right-of-use (“ROU”) asset and a lease liability at the lease commencement date. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. In determining the lease liability, the Company applies a discount rate to the minimum lease payments within each lease. ASC 842 requires the Company to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate the Company's incremental borrowing rate over various terms, a comparable market yield curve consistent with the Company's credit quality is determined. The lease term for all of the Company's leases include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise or when a triggering event occurs. The Company has elected to not recognize a ROU asset and lease liability with an initial term of 12 months or less at lease commencement. Current operating leases are included on the Company's balance sheet as a ROU asset, current operating lease liabilities and long-term operating lease liabilities. For finance leases, the lease liability is initially measured in the same manner and date as for the operating leases, and is subsequently measured at amortized cost using the effective interest method. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, net of current portion, but are not significant to the Company.

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

(h)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(i)	Earnings Per Share

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

	Net Income/(loss) per Common Share (in thousands, except per share data)
	Three Months Ended
		June 29, 2019			June 30, 2018
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net Income (loss) attributable to Darling	$26,258	164,935	$0.16	$(30,420)	164,651	$(0.18)
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,801			—
Less: Pro forma treasury shares		(2,304)			—
Diluted:
Net income (loss) attributable to Darling	$26,258	168,432	$0.16	$(30,420)	164,651	$(0.18)

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		June 29, 2019			June 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$44,270	164,895	$0.27	$66,885	164,774	$0.41
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,964			2,536
Less: Pro forma treasury shares		(2,313)			(1,051)
Diluted:
Net income attributable to Darling	$44,270	168,546	$0.26	$66,885	166,259	$0.40

For the three months ended June 29, 2019 and June 30, 2018, respectively, 641,399 and 3,801,665 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended June 29, 2019 and June 30, 2018, respectively, 556,418 and 2,634,828 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended June 29, 2019 and June 30, 2018, respectively, 641,399 and 2,275,607 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the six months ended June 29, 2019 and June 30, 2018, respectively, 471,661 and 1,475,394 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

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

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	June 30, 2019	December 31, 2018
Assets:
Total current assets	$252,521	$186,258
Property, plant and equipment, net	621,733	576,384
Other assets	23,877	24,601
Total assets	$898,131	$787,243
Liabilities and members' equity:
Total current portion of long term debt	$284	$189
Total other current liabilities	51,828	40,619
Total long term debt	8,936	8,485
Total other long term liabilities	4,511	539
Total members' equity	832,572	737,411
Total liabilities and members' equity	$898,131	$787,243

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Operating revenues	$294,811	$151,989	$597,529	$302,310
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	207,024	115,659	450,087	65,838
Depreciation, amortization and accretion expense	11,914	6,254	23,332	12,374
Total costs and expenses	218,938	121,913	473,419	78,212
Operating income	75,873	30,076	124,110	224,098
Other income	634	415	1,275	792
Interest and debt expense, net	(321)	(319)	(645)	(319)
Net income	$76,186	$30,172	$124,740	$224,571

As of June 29, 2019 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $416.3 million on the consolidated balance sheet. The Company has recorded an equity net gain of approximately $38.1 million and $15.1 million for the three months ended June 29, 2019 and June 30, 2018. The Company has recorded an equity net gain of approximately $62.4 million and $112.3 million for the six months ended June 29, 2019 and June 30, 2018, respectively. In February 2018, the blender tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. Fiscal 2019 results do not include any blenders tax credits, while in the first six months of fiscal 2018, the DGD Joint Venture recorded approximately $160.4 million for the 2017 reinstated blenders tax credits. The DGD Joint Venture recorded the blenders tax credits in the first quarter of fiscal 2018 as a reduction of total costs and expenses in the above table. The biodiesel blenders tax credit have not been reinstated for fiscal 2018 or fiscal 2019. In April 2019, the Company received a dividend distribution of approximately $17.7 million from the DGD Joint Venture. In addition, in July 2019, the Company received a dividend distribution of approximately $37.8 million from the DGD Joint Venture.

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

(5)	Inventories

A summary of inventories follows (in thousands):

	June 29, 2019	December 29, 2018
Finished product	$197,108	$176,184
Work in process	82,650	78,501
Raw material	30,829	32,502
Supplies and other	37,722	53,841
	$348,309	$341,028

(6)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	June 29, 2019	December 29, 2018
Indefinite Lived Intangible Assets
Trade names	$53,253	$53,472
	53,253	53,472
Finite Lived Intangible Assets:
Routes	385,753	386,724
Permits	487,297	486,359
Non-compete agreements	3,840	3,784
Trade names	65,670	72,570
Royalty, consulting, land use rights and leasehold	18,817	16,528
	961,377	965,965
Accumulated Amortization:
Routes	(155,644)	(145,702)
Permits	(256,120)	(238,123)
Non-compete agreements	(2,835)	(2,501)
Trade names	(29,616)	(33,242)
Royalty, consulting, land use rights and leasehold	(4,439)	(4,007)
	(448,654)	(423,575)
Total Intangible assets, less accumulated amortization	$565,976	$595,862

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2018 as a result of approximately $13.4 million of fully amortized asset retirements. Amortization expense for the three and six months ended June 29, 2019 and June 30, 2018, was approximately $18.4 million, $18.9 million and $36.9 million and $38.4 million, respectively.

(7)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 29, 2018
Goodwill	$791,966	$335,701	$117,867	$1,245,534
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	776,052	335,240	117,867	1,229,159
Goodwill acquired during year	396	91	—	487
Foreign currency translation	5,233	(1,806)	413	3,840
Balance at June 29, 2019
Goodwill	797,595	333,986	118,280	1,249,861
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	$781,681	$333,525	$118,280	$1,233,486

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Compensation and benefits	$81,024	$91,851
Accrued income, ad valorem, and franchise taxes	27,969	31,366
Accrued operating expenses	62,172	62,247
Customer deposits	17,561	30,741
Other accrued expense	85,808	93,279
	$274,534	$309,484

(9)	Leases

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

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Three months Ended	Six months Ended
	June 29, 2019	June 29, 2019
Operating lease expense	$12,511	$24,828
Short-term lease costs	2,697	5,750
Total lease cost	$15,208	$30,578

Other information (in thousands, except lease terms and discount rates):

Cash paid for amounts included in the measurement lease liabilities
Operating cash flows from operating leases	$24,980

As of June 29, 2019
Operating right-of-use assets, net	$120,950

Operating lease liability, current	$36,703
Operating lease liability, non-current	83,440
Total operating lease liabilities	$120,143

Weighted average remaining lease term - operating leases	6.5 years
Weighted average discount rate - operating leases	4.71%

Future annual minimum lease payments and capital lease commitments as of June 29, 2019 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2019 (excluding the six months ended June 29, 2019)	$21,890	$107
2020	36,444	157
2021	24,202	6
2022	14,907	6
2023	10,322	—
Thereafter	37,098	—
	$144,863	$276
Less amounts representing interest	$(24,720)	(12)
Lease obligations included in current and long-term liabilities	$120,143	$264

The Company adopted ASU 2016-02 on December 30, 2018 as noted above. The following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 29, 2018 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2019	$46,316	$271
2020	34,403	152
2021	22,252	6
2022	13,091	6
2023	8,478	—
Thereafter	28,219	—
	$152,759	$435
Less amounts representing interest		(20)
Capital lease obligation included in current and long-term debt		$415

(10)	Debt

Debt consists of the following (in thousands):

	June 29, 2019	December 29, 2018
Amended Credit Agreement:
Revolving Credit Facility ($32.1 million denominated in euro at December 29, 2018)	$38,000	$32,105
Term Loan A ($15.7 million and $29.8 million denominated in CAD at June 29, 2019 and December 29, 2018, respectively)	53,958	68,080
Less unamortized deferred loan costs	(256)	(381)
Carrying value Term Loan A	53,702	67,699

Term Loan B	495,000	495,000
Less unamortized deferred loan costs	(8,396)	(9,024)
Carrying value Term Loan B	486,604	485,976

5.375% Senior Notes due 2022 with effective interest of 5.72%	—	500,000
Less unamortized deferred loan costs	—	(4,876)
Carrying value 5.375% Senior Notes due 2022	—	495,124

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	—
Less unamortized deferred loan costs	(6,849)	—
Carrying value 5.25% Senior Notes due 2027	493,151	—

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	585,632	590,499
Less unamortized deferred loan costs - Denominated in euro	(7,611)	(8,160)
Carrying value 3.625% Senior Notes due 2026	578,021	582,339

Other Notes and Obligations	26,455	11,189
	1,675,933	1,674,432
Less Current Maturities	35,877	7,492
	$1,640,056	$1,666,940

As of June 29, 2019, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$20.6 million. See below for discussion relating to the Company's debt agreements. In addition, as of June 29, 2019, the Company had capital lease obligations denominated in Canadian dollars included in debt. The total Canadian dollar finance lease obligation was approximately CAD$0.3 million.

As of June 29, 2019, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at June 29, 2019, the Company had capital lease obligations denominated in euros included in debt. The total euro finance lease obligations was less than approximately €0.1 million.

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

As of June 29, 2019, the Company had $38.3 million outstanding under the term loan A facility at LIBOR plus a margin of 2.00% per annum for a total of 4.41% per annum and $38.0 million outstanding under the revolver at base rate plus a margin of 1.00% per annum for a total of 6.50% per annum. The Company had $495.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 4.41% per annum. The Company had CAD$20.6 million outstanding under the term loan A facility at CDOR plus a margin of 2.00% per annum for a total of 4.0409%. As of June 29, 2019, the Company had availability of $913.0 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities and letters of credit issued of $24.0 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $11.8 million at June 29, 2019.

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

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The gross proceeds from the sale of the Notes, together with cash on hand, were used to refinance all of the Company's 5.375% Notes, by cash tender offer for and redemption of those notes, to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering of the 5.25% Notes.

The 5.25% Notes will mature on April 15, 2027. Darling will pay interest on the 5.25% Notes on April 15 and October 15 of each year, commencing on October 15, 2019. Interest on the 5.25% Notes accrues from April 3, 2019 at a rate of 5.25% per annum and is payable in cash. The 5.25% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries). In addition, the Company capitalized $7.0 million of deferred loan costs for the issuance of the 5.25% Notes in the second quarter of 2019.

5.375 % Senior Notes due 2022. On January 2, 2014, Darling Escrow Corporation, a wholly-owned subsidiary of Darling, issued and sold $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the “5.375% Notes”). The Company retired the 5.375% Notes in the second quarter of 2019 using the proceeds from the issuance of the 5.25% Notes and incurred charges of approximately $12.1 million in debt extinguishment charges including the write-off of deferred loan costs.

As of June 29, 2019, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

(11)	Income Taxes

The Company has provided income taxes for the three and six month periods ended June 29, 2019 and June 30, 2018, based on its estimate of the effective tax rate for the entire 2019 and 2018 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of June 29, 2019, the Company had $4.4 million of gross unrecognized tax benefits and $0.8 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $0.3 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

In the first six months of fiscal 2019, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD.

The components of other comprehensive income (loss) and the related tax impacts for the three and six months ended June 29, 2019 and June 30, 2018 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$9	$8	$(2)	$(1)	$7	$7
Amortization of actuarial loss	1,147	888	(295)	(229)	852	659
Total defined benefit pension plans	1,156	896	(297)	(230)	859	666
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	—	—	1	—	1
Gain/(loss) activity recognized in other comprehensive income/(loss)	—	(1)	—	—	—	(1)
Total natural gas swap derivatives	—	(1)	—	1	—	—
Corn option derivatives
Loss/(gain) reclassified to net income	(37)	(323)	10	84	(27)	(239)
Gain/(loss) activity recognized in other comprehensive income/(loss)	67	925	(18)	(239)	49	686
Total corn option derivatives	30	602	(8)	(155)	22	447
Heating oil derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	2,874	—	(741)	—	2,133	—
Total heating oil derivatives	2,874	—	(741)	—	2,133	—
Foreign exchange derivatives
Loss/(gain) reclassified to net income	287	—	(111)	—	176	—
Gain/(loss) activity recognized in other comprehensive income/(loss)	1,854	—	(579)	—	1,275	—
Total foreign exchange derivatives	2,141	—	(690)	—	1,451	—

Foreign currency translation	16,652	(77,953)	(326)	1,116	16,326	(76,837)

Other comprehensive income/(loss)	$22,853	$(76,456)	$(2,062)	$732	$20,791	$(75,724)

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$18	$17	$(5)	$(4)	$13	$13
Amortization of actuarial loss	2,293	1,776	(589)	(456)	1,704	1,320
Total defined benefit pension plans	2,311	1,793	(594)	(460)	1,717	1,333
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	14	—	(3)	—	11
Gain/(loss) activity recognized in other comprehensive income/(loss)	—	15	—	(4)	—	11
Total natural gas swap derivatives	—	29	—	(7)	—	22
Corn option derivatives
Loss/(gain) reclassified to net income	(37)	(991)	10	257	(27)	(734)
Gain/(loss) activity recognized in other comprehensive income/(loss)	67	(572)	(18)	148	49	(424)
Total corn option derivatives	30	(1,563)	(8)	405	22	(1,158)
Heating oil derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	2,874	—	(741)	—	2,133	—
Total heating oil derivatives	2,874	—	(741)	—	2,133	—
Foreign exchange derivatives
Loss/(gain) reclassified to net income	287	—	(111)	—	176	—
Gain/(loss) activity recognized in other comprehensive income/(loss)	(1,080)	—	418	—	(662)	—
Total foreign exchange derivatives	(793)	—	307	—	(486)	—

Foreign currency translation	11,259	(60,658)	181	1,116	11,440	(59,542)

Other comprehensive income/(loss)	$15,681	$(60,399)	$(855)	$1,054	$14,826	$(59,345)

The following table presents the amounts reclassified out of each component of other comprehensive income (loss), net of tax for the three and six months ended June 29, 2019 and June 30, 2018 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	Statement of Operations Classification
Derivative instruments
Foreign exchange contracts	$(287)	$—	$(287)	$—	Net sales
Natural gas swap derivatives	—	—	—	(14)	Cost of sales and operating expenses
Corn option derivatives	37	323	37	991	Cost of sales and operating expenses
	(250)	323	(250)	977	Total before tax
	101	(84)	101	(254)	Income taxes
	(149)	239	(149)	723	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(9)	$(8)	$(18)	$(17)	(a)
Amortization of actuarial loss	(1,147)	(888)	(2,293)	(1,776)	(a)
	(1,156)	(896)	(2,311)	(1,793)	Total before tax
	297	230	594	460	Income taxes
	(859)	(666)	(1,717)	(1,333)	Net of tax
Total reclassifications	$(1,008)	$(427)	$(1,866)	$(610)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 14 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of June 29, 2019 as follows (in thousands):

	Six Months Ended June 29, 2019
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) December 29, 2018, attributable to Darling, net of tax	$(270,081)	$1,081	$(35,539)	$(304,539)
Other comprehensive gain/(loss) before reclassifications	11,440	1,520	—	12,960
Amounts reclassified from accumulated other comprehensive income/(loss)	—	149	1,717	1,866
Net current-period other comprehensive income/(loss)	11,440	1,669	1,717	14,826
Noncontrolling interest	288	—	—	288
Accumulated Other Comprehensive Income/(loss) June 29, 2019, attributable to Darling, net of tax	(258,929)	$2,750	$(33,822)	$(290,001)

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

As of June 29, 2019, the Company has approximately $200.0 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2020.

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

Net pension cost for the three and six months ended June 29, 2019 and June 30, 2018 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$683	$779	$1,361	$1,578
Interest cost	1,714	1,616	3,424	3,241
Expected return on plan assets	(1,817)	(2,059)	(3,636)	(4,123)
Amortization of prior service cost	9	8	18	17
Amortization of net loss	1,147	888	2,293	1,776
Net pension cost	$1,736	$1,232	$3,460	$2,489

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at June 29, 2019, the Company expects to contribute approximately $4.3 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 29, 2019 and June 30, 2018 of approximately $1.5 million and $1.5 million, respectively.

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

The Company has received notices of withdrawal liability from two U.S. multiemployer plans in which it participated. As of June 29, 2019, the Company has an aggregate accrued liability of approximately $1.6 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(15)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At June 29, 2019, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In the first six months of fiscal 2019, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2020. As of June 29, 2019, some of the contracts have been settled while the remaining contract positions and activity are not significant to the Company. At June 29, 2019, the aggregate fair value of these corn option contracts was approximately $0.1 million. As of December 29, 2018 there were no outstanding amounts. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2018 and the first six months of fiscal 2019, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At June 29, 2019 and December 29, 2018, the aggregate fair value of these foreign exchange contracts was approximately $5.6 million and $1.6 million, respectively. The June 29, 2019 amounts are included in other current assets, accrued expense, other assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The December 29, 2018 amounts are included in other current assets, accrued expense and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of June 29, 2019, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	30,685	Euro	6,824
Brazilian real	1,116,681	U.S. dollar	316,673
Euro	59,848	U.S. dollar	68,213
Euro	21,080	Polish zloty	90,280
Euro	5,146	Japanese yen	640,000
Euro	32,821	Chinese renminbi	256,486
Euro	13,542	Australian dollar	21,850
Euro	4,280	British pound	3,789
Polish zloty	17,722	Euro	4,159
British pound	316	Euro	353
British pound	60	U.S. dollar	76
Japanese yen	217,385	U.S. dollar	1,999
U.S. dollar	1,037	Japanese yen	111,000
U.S. dollar	1,677	Euro	1,500

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at June 29, 2019 into earnings over the next 12 months will be approximately $0.8 million. As of June 29, 2019, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Foreign exchange	Foreign currency loss	$(335)	$(3,481)	$1,536	$(1,827)
Foreign exchange	Net sales	(234)	—	62	—
Foreign exchange	Cost of sales and operating expenses	151	—	(94)	—
Foreign exchange	Selling, general and administrative expense	(351)	2,506	522	2,995
Corn options and futures	Net sales	(612)	763	(262)	454
Corn options and futures	Cost of sales and operating expenses	1,516	(818)	643	(306)
Heating Oil swaps and options	Cost of sales and operating expenses	—	—	(506)	—
Total		$135	$(1,030)	$1,901	$1,316

At June 29, 2019, the Company had forward purchase agreements in place for purchases of approximately $37.8 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of June 29, 2019 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at June 29, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$7,300	$—	$7,300	$—
Total Assets	$7,300	$—	$7,300	$—

Liabilities:
Derivative instruments	$1,899	$—	$1,899	$—
5.25% Senior notes	522,500	—	522,500	—
3.625% Senior notes	620,243	—	620,243	—
Term loan A	53,958	—	53,958	—
Term loan B	495,000	—	495,000	—
Revolver debt	37,620	—	37,620	—
Total Liabilities	$1,731,220	$—	$1,731,220	$—

		Fair Value Measurements at December 29, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,307	$—	$4,307	$—
Total Assets	$4,307	$—	$4,307	$—

Liabilities:
Derivative instruments	$3,235	$—	$3,235	$—
5.375% Senior notes	495,000	—	495,000	—
3.625% Senior notes	585,303	—	585,303	—
Term loan A	67,739	—	67,739	—
Term loan B	492,525	—	492,525	—
Revolver debt	31,623	—	31,623	—
Total Liabilities	$1,675,425	$—	$1,675,425	$—

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

The Company is a party to various lawsuits, claims and loss contingencies arising in the ordinary course of its business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and environmental matters, including air, wastewater and storm water discharges from the Company’s processing facilities, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year under these insurance policies and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At June 29, 2019 and December 29, 2018, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $69.4 million and $66.6 million, respectively.  The Company has insurance recovery receivables of approximately $26.1 million as of June 29, 2019 and December 29, 2018, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Food Ingredients
Food Ingredients consists principally of (i) the collagen business conducted by Darling Ingredients International under the Rousselot name, (ii) the natural casings and meat-by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name, which primarily consists of an edible fat business.

Fuel Ingredients
The Company's Fuel Ingredients segment consists of (i) the Company's investment in the DGD Joint Venture (ii) the Company's biofuel business conducted under the Dar Pro® and Rothsay names and (iii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 29, 2019
Net Sales	$487,447	$274,835	$65,042	$—	$827,324
Cost of sales and operating expenses	376,955	214,444	53,317	—	644,716
Gross Margin	110,492	60,391	11,725	—	182,608

Gain on sale of assets	(524)	(13,379)	(23)	—	(13,926)
Selling, general and administrative expenses	46,465	23,431	425	10,696	81,017
Depreciation and amortization	48,720	19,861	8,362	2,543	79,486
Segment operating income/(loss)	15,831	30,478	2,961	(13,239)	36,031

Equity in net income of unconsolidated subsidiaries	82	—	38,093	—	38,175
Segment income/(loss)	15,913	30,478	41,054	(13,239)	74,206

Total other expense					(35,386)
Income before income taxes					$38,820

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 30, 2018
Net Sales	$498,823	$276,729	$71,094	$—	$846,646
Cost of sales and operating expenses	370,007	224,892	57,340	—	652,239
Gross Margin	128,816	51,837	13,754	—	194,407

Loss (gain) on sale of assets	782	(57)	37	—	762
Selling, general and administrative expenses	43,947	22,190	164	12,257	78,558
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	46,823	20,388	8,537	2,706	78,454
Segment operating income/(loss)	37,264	(5,649)	5,016	(14,963)	21,668

Equity in net income of unconsolidated subsidiaries	150	—	15,086	—	15,236
Segment income/(loss)	37,414	(5,649)	20,102	(14,963)	36,904

Total other expense					(64,359)
Loss before income taxes					$(27,455)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 29, 2019
Net Sales	$983,266	$553,999	$125,163	$—	$1,662,428
Cost of sales and operating expenses	763,814	428,448	103,367	—	1,295,629
Gross Margin	219,452	125,551	21,796	—	366,799

Loss (gain) on sale of assets	(4,914)	(13,265)	3	—	(18,176)
Selling, general and administrative expense	95,296	45,318	(329)	25,735	166,020
Depreciation and amortization	98,089	39,372	16,160	5,029	158,650
Segment operating income/(loss)	30,981	54,126	5,962	(30,764)	60,305

Equity in net income/(loss) of unconsolidated subsidiaries	(422)	—	62,370	—	61,948
Segment income/(loss)	30,559	54,126	68,332	(30,764)	122,253

Total other expense					(58,519)
Income before income taxes					$63,734

Segment assets at June 29, 2019	$2,601,181	$1,372,184	$813,368	$249,863	$5,036,596

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 30, 2018
Net Sales	$984,621	$582,249	$155,150	$—	$1,722,020
Cost of sales and operating expenses	739,456	474,233	117,111	—	1,330,800
Gross Margin	245,165	108,016	38,039	—	391,220

Loss (gain) on sale of assets	420	(212)	92	—	300
Selling, general and administrative expense	92,212	46,051	(1,234)	28,431	165,460
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	93,612	41,028	17,008	5,425	157,073
Segment operating income/(loss)	58,921	6,184	22,173	(33,856)	53,422

Equity in net income of unconsolidated subsidiaries	105	—	112,285	—	112,390
Segment income/(loss)	59,026	6,184	134,458	(33,856)	165,812

Total other expense					(91,480)
Income before income taxes					$74,332

Segment assets at December 29, 2018	$2,566,106	$1,401,291	$761,817	$160,140	$4,889,354

(19)	Revenue

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

The following tables presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended June 29, 2019 and June 30, 2018 (in thousands):

	Three Months Ended June 29, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$401,450	$54,801	$9,644	$465,895
Europe	78,857	147,807	55,398	282,062
China	4,953	42,984	—	47,937
South America	—	12,121	—	12,121
Other	2,187	17,122	—	19,309
Net sales	$487,447	$274,835	$65,042	$827,324

Major product types
Fats	$143,542	$30,785	$—	$174,327
Used cooking oil	45,299	—	—	45,299
Proteins	200,385	—	—	200,385
Bakery	44,415	—	—	44,415
Other rendering	40,883	—	—	40,883
Food ingredients	—	223,236	—	223,236
Bioenergy	—	—	55,398	55,398
Biofuels	—	—	9,644	9,644
Other	12,923	20,814	—	33,737
Net sales	$487,447	$274,835	$65,042	$827,324

	Six Months Ended June 29, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$811,687	$103,614	$15,354	$930,655
Europe	158,855	299,459	109,809	568,123
China	7,905	89,921	—	97,826
South America	—	24,790	—	24,790
Other	4,819	36,215	—	41,034
Net sales	$983,266	$553,999	$125,163	$1,662,428

Major product types
Fats	$288,418	$65,923	$—	$354,341
Used cooking oil	90,705	—	—	90,705
Proteins	406,198	—	—	406,198
Bakery	90,071	—	—	90,071
Other rendering	82,137	—	—	82,137
Food ingredients	—	445,144	—	445,144
Bioenergy	—	—	109,809	109,809
Biofuels	—	—	15,354	15,354
Other	25,737	42,932	—	68,669
Net sales	$983,266	$553,999	$125,163	$1,662,428

	Three Months Ended June 30, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$408,402	$45,988	$10,512	$464,902
Europe	82,324	159,622	60,582	302,528
China	6,402	45,481	—	51,883
South America	—	9,916	—	9,916
Other	1,695	15,722	—	17,417
Net sales	$498,823	$276,729	$71,094	$846,646

Major product types
Fats	$137,143	$38,815	$—	$175,958
Used cooking oil	48,084	—	—	48,084
Proteins	221,467	—	—	221,467
Bakery	44,482	—	—	44,482
Other rendering	28,979	—	—	28,979
Food ingredients	—	217,366	—	217,366
Bioenergy	—	—	60,582	60,582
Biofuels	—	—	10,512	10,512
Other	18,668	20,548	—	39,216
Net sales	$498,823	$276,729	$71,094	$846,646

	Six Months Ended June 30, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$798,778	$90,265	$32,052	$921,095
Europe	170,114	343,261	123,098	636,473
China	12,080	89,393	—	101,473
South America	—	24,260	—	24,260
Other	3,649	35,070	—	38,719
Net sales	$984,621	$582,249	$155,150	$1,722,020

Major product types
Fats	$280,695	$83,634	$—	$364,329
Used cooking oil	84,692	—	—	84,692
Proteins	424,862	—	—	424,862
Bakery	91,233	—	—	91,233
Other rendering	60,341	—	—	60,341
Food ingredients	—	451,289	—	451,289
Bioenergy	—	—	123,098	123,098
Biofuels	—	—	32,052	32,052
Other	42,798	47,326	—	90,124
Net sales	$984,621	$582,249	$155,150	$1,722,020

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2019 under these long-term supply contracts was approximately $11.3 million, with the remaining performance obligations to be recognized in future periods (generally 5 years) of approximately $310.5 million.

Other. Other includes grease trap collection and environmental services to food processors in the Feed Ingredients segment and Sonac Bone and Sonac Heparin in the Food Ingredients segment. Net sales are recognized when the Company ships the finished product to the customer. Service revenues are recognized when the service has occurred.

(20)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended June 29, 2019 and June 30, 2018, the Company has recorded sales to the DGD Joint Venture of approximately $51.0 million and $33.8 million, respectively. For the six months ended June 29, 2019 and June 30, 2018, the Company recorded sales to the DGD Joint Venture of approximately $102.2 million and $66.9 million, respectively. At June 29, 2019 and December 29, 2018, the Company has $10.2 million and $8.0 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $7.8 million of additional sales for the three months ended June 29, 2019 to defer the Company's portion of profit of approximately $1.4 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at June 29, 2019.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2020, unless extended by agreement of the parties. The DGD Loan Agreement replaces a similar agreement with lower commitment levels that expired on December 31, 2018. As of June 29, 2019, no amounts are owed to Darling Green under the DGD Loan Agreement.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The Company is currently evaluating the impact of this standard.

(22)     Guarantor Financial Information

The Company's 5.25% Notes and 3.625% Notes (see Note 10) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Darling Global Holdings Inc., Darling Northstar LLC, EV Acquisition, LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of June 29, 2019 and December 29, 2018, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) and the condensed consolidated statements of cash flows for the three and six months ended June 29, 2019 and June 30, 2018. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,562	$32	$83,417	$—	$87,011
Restricted cash	103	—	—	—	103
Accounts receivable	41,248	663,987	465,807	(813,371)	357,671
Inventories	19,391	89,246	239,672	—	348,309
Income taxes refundable	1,550	—	4,004	—	5,554
Prepaid expenses	16,597	2,161	25,605	—	44,363
Other current assets	3,156	(1,557)	22,528	—	24,127
Total current assets	85,607	753,869	841,033	(813,371)	867,138
Investment in subsidiaries	5,003,892	1,366,517	844,043	(7,214,452)	—
Property, plant and equipment, net	409,543	507,120	805,633	—	1,722,296
Intangible assets, net	47,238	185,741	332,997	—	565,976
Goodwill	49,902	490,748	692,836	—	1,233,486
Investment in unconsolidated subsidiaries	13,051	—	444,981	—	458,032
Operating lease right-of-use asset	70,324	32,625	18,001	—	120,950
Other assets	39,312	139	14,902	—	54,353
Deferred taxes	—	—	14,365	—	14,365
	$5,718,869	$3,336,759	$4,008,791	$(8,027,823)	$5,036,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$18,068	$5	$17,804	$—	$35,877
Accounts payable	839,937	32,804	149,511	(813,351)	208,901
Income taxes payable	(855)	—	11,146	—	10,291
Current operating lease liability	20,201	10,351	6,151	—	36,703
Accrued expenses	92,882	28,356	153,315	(19)	274,534
Total current liabilities	970,233	71,516	337,927	(813,370)	566,306
Long-term debt, net of current portion	1,045,820	15	594,221	—	1,640,056
Long-term operating lease liability	50,800	21,776	10,864	—	83,440
Other noncurrent liabilities	77,323	—	35,763	—	113,086
Deferred income taxes	97,185	—	129,888	—	227,073
Total liabilities	2,241,361	93,307	1,108,663	(813,370)	2,629,961
Total stockholders’ equity	3,477,508	3,243,452	2,900,128	(7,214,453)	2,406,635
	$5,718,869	$3,336,759	$4,008,791	$(8,027,823)	$5,036,596

Condensed Consolidated Balance Sheet
As of December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$995	$32	$106,235	$—	$107,262
Restricted cash	103	—	4	—	107
Accounts receivable	56,113	619,628	461,005	(751,009)	385,737
Inventories	23,752	83,261	234,015	—	341,028
Income taxes refundable	2,851	—	3,611	—	6,462
Prepaid expenses	12,890	2,936	19,421	—	35,247
Other current assets	2,680	(1,418)	20,837	—	22,099
Total current assets	99,384	704,439	845,128	(751,009)	897,942
Investment in subsidiaries	4,880,193	1,366,126	844,044	(7,090,363)	—
Property, plant and equipment, net	375,824	503,130	808,904	—	1,687,858
Intangible assets, net	50,132	200,936	344,794	—	595,862
Goodwill	49,506	490,748	688,905	—	1,229,159
Investment in unconsolidated subsidiary	13,969	—	396,208	—	410,177
Other assets	39,395	138	13,842	—	53,375
Deferred income taxes	—	—	14,981	—	14,981
	$5,508,403	$3,265,517	$3,956,806	$(7,841,372)	$4,889,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$3,558	$5	$3,929	$—	$7,492
Accounts payable	783,406	24,388	162,678	(750,993)	219,479
Income taxes payable	(10)	—	4,053	—	4,043
Accrued expenses	107,572	33,387	168,541	(16)	309,484
Total current liabilities	894,526	57,780	339,201	(751,009)	540,498
Long-term debt, net of current portion	1,019,130	18	647,792	—	1,666,940
Other noncurrent liabilities	78,589	—	36,443	—	115,032
Deferred income taxes	95,710	—	135,353	—	231,063
Total liabilities	2,087,955	57,798	1,158,789	(751,009)	2,553,533
Total stockholders’ equity	3,420,448	3,207,719	2,798,017	(7,090,363)	2,335,821
	$5,508,403	$3,265,517	$3,956,806	$(7,841,372)	$4,889,354

Condensed Consolidated Statements of Operations
For the three months ended June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$156,927	$325,744	$399,339	$(54,686)	$827,324
Cost and expenses:
Cost of sales and operating expenses	125,586	268,582	305,234	(54,686)	644,716
Loss (gain) on sale of assets	(26)	(511)	(13,389)	—	(13,926)
Selling, general and administrative expenses	40,570	10,776	29,671	—	81,017
Depreciation and amortization	14,224	25,165	40,097	—	79,486
Total costs and expenses	180,354	304,012	361,613	(54,686)	791,293
Operating income/(loss)	(23,427)	21,732	37,726	—	36,031

Interest expense	(15,078)	(24)	(5,751)	—	(20,853)
Debt extinguishment costs	(12,126)	—	—	—	(12,126)
Foreign currency losses	3	1	(392)	—	(388)
Other expense, net	(1,285)	(764)	30	—	(2,019)
Equity in net loss of unconsolidated subsidiaries	(1,027)	—	39,202	—	38,175
Earnings in investments in subsidiaries	68,680	—	—	(68,680)	—
Income/(loss) before taxes	15,740	20,945	70,815	(68,680)	38,820
Income tax expense/(benefit)	(10,518)	4,126	14,168	—	7,776
Net income attributable to noncontrolling interests	—	—	(4,786)	—	(4,786)
Net income/(loss) attributable to Darling	$26,258	$16,819	$51,861	$(68,680)	$26,258

Condensed Consolidated Statements of Operations
For the six months ended June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$317,157	$655,735	$803,250	$(113,714)	$1,662,428
Cost and expenses:
Cost of sales and operating expenses	253,910	540,253	615,180	(113,714)	1,295,629
Loss (gain) on sale of assets	42	(4,988)	(13,230)	—	(18,176)
Selling, general and administrative expenses	87,993	22,723	55,304	—	166,020
Depreciation and amortization	28,597	51,277	78,776	—	158,650
Total costs and expenses	370,542	609,265	736,030	(113,714)	1,602,123
Operating income/(loss)	(53,385)	46,470	67,220	—	60,305

Interest expense	(29,105)	(56)	(11,568)	—	(40,729)
Debt extinguishment costs	(12,126)	—	—	—	(12,126)
Foreign currency losses	(1)	1	(1,120)	—	(1,120)
Other income/(expense), net	(2,852)	(1,976)	284	—	(4,544)
Equity in net income/(loss) of unconsolidated subsidiaries	(1,918)	—	63,866	—	61,948
Earnings in investments in subsidiaries	123,307	—	—	(123,307)	—
Income/(loss) before taxes	23,920	44,439	118,682	(123,307)	63,734
Income tax expense/(benefit)	(20,350)	9,099	24,301	—	13,050
Net income attributable to noncontrolling interests	—	—	(6,414)	—	(6,414)
Net income/(loss) attributable to Darling	$44,270	$35,340	$87,967	$(123,307)	$44,270

Condensed Consolidated Statements of Operations
For the three months ended June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$135,196	$348,497	$423,466	$(60,513)	$846,646
Cost and expenses:
Cost of sales and operating expenses	102,171	275,696	334,885	(60,513)	652,239
Loss (gain) on sale of assets	50	(87)	799	—	762
Selling, general and administrative expenses	36,393	12,425	29,740	—	78,558
Restructuring and impairment charges	—	—	14,965	—	14,965
Depreciation and amortization	11,577	25,942	40,935	—	78,454
Total costs and expenses	150,191	313,976	421,324	(60,513)	824,978
Operating income/(loss)	(14,995)	34,521	2,142	—	21,668

Interest expense	(14,193)	3,240	(12,063)	—	(23,016)
Debt extinguishment costs	(15,635)	—	(7,874)	—	(23,509)
Foreign currency gains/(losses)	(414)	(31)	(3,050)	—	(3,495)
Loss on sale of subsidiary	(15,538)	—	—	—	(15,538)
Other income/(expense), net	(10,204)	1,810	9,593	—	1,199
Equity in net income/(loss) of unconsolidated subsidiaries	(577)	—	15,813	—	15,236
Earnings in investments in subsidiaries	34,159	—	—	(34,159)	—
Income/(loss) before taxes	(37,397)	39,540	4,561	(34,159)	(27,455)
Income tax expense/(benefit)	(6,977)	4,192	4,468	—	1,683
Net income attributable to noncontrolling interests	—	—	(1,282)	—	(1,282)
Net income/(loss) attributable to Darling	$(30,420)	$35,348	$(1,189)	$(34,159)	$(30,420)

Condensed Consolidated Statements of Operations
For the six months ended June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$254,821	$693,100	$891,274	$(117,175)	$1,722,020
Cost and expenses:
Cost of sales and operating expenses	198,290	547,061	702,624	(117,175)	1,330,800
Loss (gain) on sale of assets	(201)	(215)	716	—	300
Selling, general and administrative expenses	80,171	25,262	60,027	—	165,460
Restructuring and impairment charges	—	—	14,965	—	14,965
Depreciation and amortization	22,636	52,233	82,204	—	157,073
Total costs and expenses	300,896	624,341	860,536	(117,175)	1,668,598
Operating income/(loss)	(46,075)	68,759	30,738	—	53,422

Interest expense	(28,557)	7,003	(24,586)	—	(46,140)
Debt extinguishment costs	(15,635)	—	(7,874)	—	(23,509)
Foreign currency gains/(losses)	(437)	(94)	(4,445)	—	(4,976)
Loss on sale of subsidiary	(15,538)	—	—	—	(15,538)
Other income/(expense), net	(13,614)	484	11,813	—	(1,317)
Equity in net income/(loss) of unconsolidated subsidiaries	(1,075)	—	113,465	—	112,390
Earnings in investments in subsidiaries	179,039	—	—	(179,039)	—
Income/(loss) before taxes	58,108	76,152	119,111	(179,039)	74,332
Income tax expense/(benefit)	(8,777)	5,527	8,645	—	5,395
Net income attributable to noncontrolling interests	—	—	(2,052)	—	(2,052)
Net income/(loss) attributable to Darling	$66,885	$70,625	$108,414	$(179,039)	$66,885

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$31,044	$16,819	$51,861	$(68,680)	$31,044
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(326)	—	16,652	—	16,326
Pension adjustments	766	—	93	—	859
Corn option derivative adjustments	22	—	—	—	22
Heating oil derivative adjustments	—	—	2,133	—	2,133
Foreign exchange derivative adjustments	—	—	1,451	—	1,451
Total other comprehensive income/(loss), net of tax	462	—	20,329	—	20,791
Total comprehensive income/(loss)	31,506	16,819	72,190	(68,680)	51,835
Total comprehensive loss attributable to noncontrolling interest	—	—	3,315	—	3,315
Total comprehensive income/(loss) attributable to Darling	$31,506	$16,819	$68,875	$(68,680)	$48,520

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the six months ended June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$50,684	$35,340	$87,967	$(123,307)	$50,684
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	181	—	11,259	—	11,440
Pension adjustments	1,533	—	184	—	1,717
Corn option derivative adjustments	22	—	—	—	22
Heating oil derivative adjustments	—	—	2,133	—	2,133
Foreign exchange derivative adjustments	—	—	(486)	—	(486)
Total other comprehensive income/(loss), net of tax	1,736	—	13,090	—	14,826
Total comprehensive income/(loss)	52,420	35,340	101,057	(123,307)	65,510
Total comprehensive income attributable to noncontrolling interest	—	—	6,702	—	6,702
Total comprehensive income/(loss) attributable to Darling	$52,420	$35,340	$94,355	$(123,307)	$58,808

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$(29,138)	$35,348	$(1,189)	$(34,159)	$(29,138)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	1,116	(53,387)	(24,566)	—	(76,837)
Pension adjustments	565	—	101	—	666
Corn option derivative adjustments	447	—	—	—	447
Total other comprehensive income/(loss), net of tax	2,128	(53,387)	(24,465)	—	(75,724)
Total comprehensive income/(loss)	(27,010)	(18,039)	(25,654)	(34,159)	(104,862)
Total comprehensive income attributable to noncontrolling interest	—	—	1,232	—	1,232
Total comprehensive income/(loss) attributable to Darling	$(27,010)	$(18,039)	$(26,886)	$(34,159)	$(106,094)

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the six months ended June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$68,937	$70,625	$108,414	$(179,039)	$68,937
Other comprehensive income/(loss), net of tax:
Foreign currency translation	1,116	(53,387)	(7,271)	—	(59,542)
Pension adjustments	1,131	—	202	—	1,333
Natural gas swap derivative adjustments	22	—	—	—	22
Corn option derivative adjustments	(1,158)	—	—	—	(1,158)
Total other comprehensive income, net of tax	1,111	(53,387)	(7,069)	—	(59,345)
Total comprehensive income/(loss)	70,048	17,238	101,345	(179,039)	9,592
Total comprehensive loss attributable to noncontrolling interest	—	—	2,519	—	2,519
Total comprehensive income/(loss) attributable to Darling	$70,048	$17,238	$98,826	$(179,039)	$7,073

Condensed Consolidated Statements of Cash Flows
For the six months ended June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$50,684	$35,340	$87,967	$(123,307)	$50,684
Earnings in investments in subsidiaries	(123,307)	—	—	123,307	—
Other operating cash flows	116,433	884	(13,697)	—	103,620
Net cash provided by operating activities	43,810	36,224	74,270	—	154,304

Cash flows from investing activities:
Capital expenditures	(63,517)	(44,720)	(59,634)	—	(167,871)
Acquisitions	(1,157)	—	(274)	—	(1,431)
Investment in subsidiaries and affiliates	(1,393)	(393)	—	786	(1,000)
Gross proceeds from sale of property, plant and equipment and other assets	250	7,654	1,910	—	9,814
Proceeds from insurance settlements	—	845	—	—	845
Payments related to routes and other intangibles	(131)	—	(3,019)	—	(3,150)
Net cash used in investing activities	(65,948)	(36,614)	(61,017)	786	(162,793)

Cash flows from financing activities:
Proceeds for long-term debt	500,000	—	7,722	—	507,722
Payments on long-term debt	(507,622)	(3)	(18,605)	—	(526,230)
Borrowings from revolving facilities	134,000	—	139,485	—	273,485
Payments on revolving facilities	(96,000)	—	(170,884)	—	(266,884)
Net cash overdraft financing	4,510	—	6,668	—	11,178
Deferred loan costs	(7,003)	—	—	—	(7,003)
Issuances of common stock	12	—	—	—	12
Contributions from parent	—	393	393	(786)	—
Minimum withholding taxes paid on stock awards	(3,192)	—	(1)	—	(3,193)
Net cash provided/(used) in financing activities	24,705	390	(35,222)	(786)	(10,913)

Effect of exchange rate changes on cash	—	—	(853)	—	(853)

Net decrease in cash, cash equivalents and restricted cash	2,567	—	(22,822)	—	(20,255)
Cash, cash equivalents and restricted cash at beginning of period	1,098	32	106,239	—	107,369
Cash, cash equivalents and restricted cash at end of period	$3,665	$32	$83,417	$—	$87,114

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$68,937	$70,625	$108,414	$(179,039)	$68,937
Earnings in investments in subsidiaries	(179,039)	—	—	179,039	—
Other operating cash flows	143,415	(30,510)	(53,795)	—	59,110
Net cash provided/(used) by operating activities	33,313	40,115	54,619	—	128,047

Cash flows from investing activities:
Capital expenditures	(45,028)	(45,759)	(48,343)	—	(139,130)
Acquisitions	(51,089)	—	—	—	(51,089)
Investment in subsidiaries and affiliates	(6,500)	(198,880)	—	198,880	(6,500)
Proceeds from sale of investment in subsidiary	80,000	—	2,805	—	82,805
Note receivable from affiliates	—	201,880	(201,880)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	873	610	761	—	2,244
Proceeds from insurance settlements	750	503	—	—	1,253
Payments related to routes and other intangibles	(246)	—	(48)	—	(294)
Net cash used in investing activities	(21,240)	(41,646)	(246,705)	198,880	(110,711)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	623,695	—	623,695
Payments on long-term debt	(10,066)	—	(640,910)	—	(650,976)
Borrowings from revolving credit facility	131,000	—	116,975	—	247,975
Payments on revolving credit facility	(131,000)	—	(90,632)	—	(221,632)
Net cash overdraft financing	—	—	4,517	—	4,517
Deferred loan costs	(824)	—	(8,500)	—	(9,324)
Issuances of common stock	182	—	—	—	182
Contributions from parent	—	—	198,880	(198,880)	—
Minimum withholding taxes paid on stock awards	(2,118)	—	(5)	—	(2,123)
Distributions to noncontrolling interests	—	—	(983)	—	(983)
Net cash provided by financing activities	(12,826)	—	203,037	(198,880)	(8,669)

Effect of exchange rate changes on cash	—	—	(11,321)	—	(11,321)

Net decrease in cash, cash equivalents and restricted cash	(753)	(1,531)	(370)	—	(2,654)
Cash, cash equivalents and restricted cash at beginning of period	1,827	2,993	102,096	—	106,916
Cash, cash equivalents and restricted cash at end of period	$1,074	$1,462	$101,726	$—	$104,262

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe; and (viii) the provision of grease trap services to food service establishments. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 3 to the Company's Consolidated Financial Statement for the period ended June 29, 2019 included herein, (ii) the conversion of animal fats and recycled greases into biodiesel in North America, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (v) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Business and Regulatory Developments

African Swine Fever (“ASF”) is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report. In early August 2018, ASF was reported in domestic pig herds located in Northeast China and has since become widespread, infecting multiple Chinese and Vietnamese provinces and has been reported in Cambodia, Laos and the Peoples Democratic Republic of Korea. Measures to control the disease include, amongst others, bans on feeding kitchen food waste to pigs, marketing only swine tested and certified negative for the virus, depopulating infected herds, biosecurity regimes, restricting the movement of pigs out of infected zones or regions and export bans of live pigs. The restrictions in transportation have created serious dislocations in pork supplies and resulted in strong reduction of slaughter numbers and thereby volumes of raw material supplied to our locations in China that process blood and make collagen from pork skins. Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, resulted in a temporary ban on the use of porcine plasma in pork feed which negatively affected demand for our products as ingredients in porcine animal feed in China. This ban has now been lifted and porcine plasma is once again allowed to be used in pork feed provided that certain newly established guidelines are met. ASF has also been reported in Eastern Europe since 2007, predominantly in wild boar and to a limited extent in domestic pigs. It has recently spread over long distance to Western Europe, where since September 2018 numerous cases have been detected in wild boar in Belgium. As of the date of this report, this spread has been restricted to wild animals only. ASF does not infect humans and is not considered a food safety hazard. For a more detailed discussion of animal diseases and other factors that can impact the Company’s business and results of operations, see the Risk Factor discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 29, 2018.

The Company’s Feed Ingredients segment animal by-products, bakery residuals, used cooking oil recovery, and blood operations are each influenced by prices for agricultural-based alternative ingredients such as corn, soybean oil, soybean meal, and palm oil. In these operations, the costs of the Company's raw materials change with, or in certain cases are indexed to, the selling price or the anticipated selling price of the finished goods produced from the acquired raw materials and/or in some cases, the price spread between various types of finished products. The Company believes that this methodology of procuring raw materials generally establishes a relatively stable gross margin upon the acquisition of the raw material. Although the costs of raw materials for the Feed Ingredients segment are generally based upon actual or anticipated finished goods selling prices, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate, and often times, material impact on the Company’s gross margin and profitability resulting from the brief lapse of time between the procurement of the raw materials and the sale of the finished goods. In addition, the volume of raw material acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on the gross margin reported, as the Company has a substantial amount of fixed operating costs.

The Company’s Food Ingredients segment collagen and natural casings products are influenced by other competing ingredients including plant-based and synthetic hydrocolloids and artificial casings. In particular in the collagen operation, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment collagen and casings is generally 30 to 60 days, which is substantially longer than the Company's Feed Ingredients segment animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

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

Results of Operations

Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency exchange

•	Corporate activities

•	Non-U.S. GAAP measures

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2019, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2019, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2018 are as follows:

	Avg. Price 2nd Quarter 2019	Avg. Price 2nd Quarter 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 227.10/ton	$ 301.43/ton	$ (74.33)/ton	(24.7)%
Feed Grade PM (Mid-South)	$ 238.16/ton	$ 285.56/ton	$ (47.40)/ton	(16.6)%
Pet Food PM (Mid-South)	$ 584.53/ton	$ 734.53/ton	$ (150.00)/ton	(20.4)%
Feather meal (Mid-South)	$ 346.41/ton	$ 540.50/ton	$ (194.09)/ton	(35.9)%
BFT (Chicago)	$ 29.20/cwt	$ 25.72/cwt	$ 3.48/cwt	13.5%
YG (Illinois)	$ 22.40/cwt	$ 20.69/cwt	$ 1.71/cwt	8.3%
Corn (Illinois)	$ 3.97/bushel	$ 3.80/bushel	$ 0.17/bushel	4.5%
Reuters:
Palm Oil (CIF Rotterdam)	$ 515.00/MT	$ 651.00/MT	$ (136.00)/MT	(20.9)%
Soy meal (CIF Rotterdam)	$ 347.00/MT	$ 448.00/MT	$ (101.00)/MT	(22.5)%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2019, compared to the average Jacobsen and Reuters prices for the first quarter of fiscal 2019.

	Avg. Price 2nd Quarter 2019	Avg. Price 1st Quarter 2019	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 227.10/ton	$ 250.00/ton	$ (22.90)/ton	(9.2)%
Feed Grade PM (Mid-South)	$ 238.16/ton	$ 269.26/ton	$ (31.10)/ton	(11.6)%
Pet Food PM (Mid-South)	$ 584.53/ton	$ 684.51/ton	$ (99.98)/ton	(14.6)%
Feather meal (Mid-South)	$ 346.41/ton	$ 447.83/ton	$ (101.42)/ton	(22.6)%
BFT (Chicago)	$ 29.20/cwt	$ 27.00/cwt	$ 2.20/cwt	8.1%
YG (Illinois)	$ 22.40/cwt	$ 20.72/cwt	$ 1.68/cwt	8.1%
Corn (Illinois)	$ 3.97/bushel	$ 3.69/bushel	$ 0.28/bushel	7.6%
Reuters:
Palm Oil (CIF Rotterdam)	$ 515.00/MT	$ 550.00/MT	$ (35.00)/MT	(6.4)%
Soy meal (CIF Rotterdam)	$ 347.00/MT	$ 353.00/MT	$ (6.00)/MT	(1.7)%

Segment Results

Segment operating income for the three months ended June 29, 2019 was $36.0 million, which reflects an increase of $14.3 million or 65.9% as compared to the three months ended June 30, 2018.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 29, 2019
Net Sales	$487,447	$274,835	$65,042	$—	$827,324
Cost of sales and operating expenses	376,955	214,444	53,317	—	644,716
Gross Margin	110,492	60,391	11,725	—	182,608

Gross Margin %	22.7%	22.0%	18.0%	—%	22.1%

Loss (gain) on sale of assets	(524)	(13,379)	(23)	—	(13,926)
Selling, general and administrative expenses	46,465	23,431	425	10,696	81,017
Depreciation and amortization	48,720	19,861	8,362	2,543	79,486
Segment operating income/(loss)	15,831	30,478	2,961	(13,239)	36,031

Equity in net income/(loss) of unconsolidated subsidiaries	82	—	38,093	—	38,175
Segment income/(loss)	15,913	30,478	41,054	(13,239)	74,206

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 30, 2018
Net Sales	$498,823	$276,729	$71,094	$—	$846,646
Cost of sales and operating expenses	370,007	224,892	57,340	—	652,239
Gross Margin	128,816	51,837	13,754	—	194,407

Gross Margin %	25.8%	18.7%	19.3%	—%	23.0%

Loss (gain) on sale of assets	782	(57)	37	—	762
Selling, general and administrative expenses	43,947	22,190	164	12,257	78,558
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	46,823	20,388	8,537	2,706	78,454
Segment operating income/(loss)	37,264	(5,649)	5,016	(14,963)	21,668

Equity in net income/(loss) of unconsolidated subsidiaries	150	—	15,086	—	15,236
Segment income/(loss)	37,414	(5,649)	20,102	(14,963)	36,904

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended June 29, 2019, the raw material processed by the Company's Feed Ingredients segment totaled 2.16 million metric tons. Compared to the three months ended June 30, 2018, overall raw material volume processed in the Feed Ingredients segment increased approximately 1.6%.

Sales. During the three months ended June 29, 2019, net sales for the Feed Ingredients segment were $487.4 million as compared to $498.8 million during the three months ended June 30, 2018, a decrease of approximately $11.3 million or (2.3)%. Net sales for fats were approximately $143.5 million and $137.1 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Protein net sales were approximately $200.4 million and $221.5 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $40.9 million and $29.0 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Total rendering net sales were approximately $384.8 million and $387.6 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Used cooking oil net sales were approximately $45.3 million and $48.0 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Bakery net sales were approximately $44.4 million and $44.5 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and other sales, which includes trap services and, for 2018, industrial residual services, net sales were approximately $12.9 million and $18.7 million for the three months ended June 29, 2019 and June 30, 2018, respectively.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended June 30, 2018	$137.1	$221.5	$29.0	$387.6	$48.0	$44.5	$18.7	$498.8
Increase/(decrease) in sales volumes	6.7	12.5	—	19.2	0.3	0.1	—	19.6
Increase/(decrease) in finished product prices	1.5	(28.7)	—	(27.2)	(3.0)	(0.1)	—	(30.3)
Increase/(decrease) due to currency exchange rates	(1.8)	(4.9)	(0.2)	(6.9)	—	(0.1)	—	(7.0)
Other change (1)	—	—	12.1	12.1	—	—	(5.8)	6.3
Total change	6.4	(21.1)	11.9	(2.8)	(2.7)	(0.1)	(5.8)	(11.4)
Net sales three months ended June 29, 2019	$143.5	$200.4	$40.9	$384.8	$45.3	$44.4	$12.9	$487.4

(1)	The decrease in other net sales is primarily a result of the sale of the Company's industrial residuals business in May 2018.

Margins. In the Feed Ingredients segment for the three months ended June 29, 2019, the gross margin percentage decreased to 22.7% as compared to 25.8% for the same period of fiscal 2018. The decrease is primarily due to a decrease in protein finished product sales values and an increase in factory costs due to several new facilities.

Segment operating income. Feed Ingredients operating income for the three months ended June 29, 2019 was $15.8 million, a decrease of $21.5 million or (57.6)% as compared to the three months ended June 30, 2018. This was primarily due to a decrease in protein finished product sales prices, lower spreads in poultry pet grade products and higher operating costs due to the addition of several new facilities.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended June 29, 2019, the raw material processed by the Company's Food Ingredients segment totaled 271,000 metric tons. As compared to the three months ended June 30, 2018, overall raw material volume processed in the Food Ingredients segment decreased by approximately 4.6%.

Sales. Overall sales decreased in the Food Ingredients segment primarily due to lower edible fat prices primarily resulting from lower competing fats markets as well as lower raw material volumes. In addition, sales in Rousselot sales were up slightly from the prior year even though the Company permanently shut down its Hurlingham, Argentina collagen plant in the second quarter of fiscal 2018. The Company was able to service the majority of the customers impacted by the closure of the Argentina collagen plant by increasing sales from its other collagen locations and sales of higher value collagen products have increased.

Margins. In the Food Ingredients segment for the three months ended June 29, 2019, the gross margin percentage increased to 22.0% as compared to 18.7% during the comparable period of fiscal 2018. The increase is primarily due to improved margins from the growth of the collagen business and the closure of the Argentina collagen plant which more than offset lower casing and edible fat margins.

Segment operating income. Food Ingredients operating income was $30.5 million for the three months ended June 29, 2019, an increase of $36.1 million or 644.6% as compared to the three months ended June 30, 2018. The increase is primarily due to a gain on sale of land at a former facility in China, no impairment charges in the current year and improved results in the collagen markets. The Company's edible fat margins were lower because of lower raw material volumes as compared to the same period in fiscal 2018. The casing business delivered lower earnings due to lower lower margins as compared to the same period in fiscal 2018.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended June 29, 2019, the raw material processed by the Company's Fuel Ingredients segment totaled 309,000 metric tons. As compared to the three months ended June 30, 2018, overall raw material volume processed in the Fuel Ingredients segment increased by approximately 13.3%.

Sales. Overall sales decreased in the Fuel Ingredients segment primarily due to lower volumes at Rendac and lower sales values at Ecoson, both in the Company's bioenergy business.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended June 29, 2019, the gross margin percentage decreased to 18.0% as compared to 19.3% for the comparable period of fiscal 2018. The decrease is primarily related to lower Rendac volumes and lower sales values at Ecoson compared to the same period in fiscal 2018.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment operating income for the three months ended June 29, 2019 was $3.0 million, a decrease of $2.0 million or (40.0)% as compared to the same period in fiscal 2018. The decrease in earnings is primarily due to lower Rendac volumes and lower sales values at Ecoson for the second quarter of fiscal 2019 as compared to the same period in fiscal 2018.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the three months ended June 29, 2019 was $41.1 million, as compared to segment income of $20.1 million in the same period of 2018. The increase of $21.0 million in fiscal 2019 was primarily related to the increase sales volumes at DGD from the expansion of DGD as compared to the same period in fiscal 2018.

Foreign Currency Exchange

During the second quarter of fiscal 2019, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2018. Using actual results for the three months ended June 29, 2019 and using the prior year's average currency rate for the three months ended June 30, 2018, foreign currency translation would result in an increase in operating income of approximately $5.6 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended June 29, 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75 as compared to the average rate for the three months ended June 30, 2018 of €1.00:USD$1.20 and CAD$1.00:USD$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.7 million during the three months ended June 29, 2019, compared to $12.3 million during the three months ended June 30, 2018, a decrease of $1.6 million. The decrease is due to a general decrease in overall expenses related to permits and licenses, and consulting and legal services that more than offset an increase in performance based compensation expense.

Depreciation and Amortization.  Depreciation and amortization charges decreased slightly by $0.2 million to $2.5 million during the three months ended June 29, 2019, as compared to $2.7 million during the three months ended June 30, 2018.  The decrease is due to certain of the Company's office and computer equipment assets becoming fully depreciated in fiscal 2018.

Interest Expense. Interest expense was $20.9 million during the three months ended June 29, 2019, compared to $23.0 million during the three months ended June 30, 2018, a decrease of $2.1 million. The decrease is primarily due to the refinance of the Company's €515 million Senior Notes from 4.75% to 3.625% in the second quarter of fiscal 2018.

Debt Extinguishment costs. Debt extinguishment costs were $12.1 million during the three months ended June 29, 2019, compared to $23.5 million in the three months ended June 30, 2018. The decrease was due to lower tender and redemption premiums and write-off of deferred loan costs on the 5.375% Senior Notes as compared to the 4.75% Senior Notes extinguished in fiscal 2018.

Foreign Currency Losses.  Foreign currency losses were $0.4 million for the three months ended June 29, 2019 as compared to $3.5 million for the three months ended June 30, 2018. The decrease is due primarily to less losses on the revaluation of non-functional currency liabilities as compared to the same period in fiscal 2018.

Loss on disposal of subsidiaries. Loss on sale of subsidiary represents the loss recorded on the sale of Terra Renewal Services During the three months ended June 30, 2018.

Other Expense, net. Other expense was $2.0 million in the three months ended June 29, 2019, compared to other income of $1.2 million for the three months ended June 30, 2018. The increase in other expense was primarily due to hedge ineffectiveness gains in the prior year and none in the current year, an increase in the non-service component of pension expense and an increase in casualty losses in the three months ended June 29, 2019 as compared to the same period in fiscal 2018.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the three months ended June 29, 2019. The net income for the three months ended June 29, 2019 was $38.2 million compared to net income of $15.2 million for the three months ended June 30, 2018. The $23.0 million increase is primarily due to the increased volume at the DGD Joint Venture due to expansion of the DGD Joint Venture as compared to fiscal 2018. The Company's pro rata share of the income of the DGD Joint Venture for the three months ended June 29, 2019 was $38.1 million, exceeding the $36.1 million of operating income of Darling Ingredients.

Income Taxes. The Company recorded income tax expense of $7.8 million for the three months ended June 29, 2019, compared to $1.7 million of income tax expense recorded in the three months ended June 30, 2018, an increase of $6.1 million. The effective tax rate for the three months ended June 29, 2019 was 20.0%. The effective tax rate for the three months ended June 29, 2019 differed slightly from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and discrete items, including recognition of a deferred tax asset for which no tax benefit had previously been recorded. The effective tax rate for the three months ended June 30, 2018 was (6.1)%. The effective tax rate for the three months ended June 30, 2018 differs from the statutory rate of 21% due primarily to the impact of certain losses, including the Company's sale of Terra Renewal Services industrial residuals business and the shut-down of its Hurlingham, Argentina plant, that provided no tax benefit and changes to provisional amounts recorded during the second quarter of 2018 for certain aspects of U.S. tax reform. The Company's effective tax rate excluding discrete items is 25.7% for the three months ended June 29, 2019, compared to 27.7% for the three months ended June 30, 2018.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at June 29, 2019.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Second Quarter 2019 As Compared to Second Quarter 2018

	Three Months Ended
(dollars in thousands)	June 29, 2019	June 30, 2018
Net income/(loss) attributable to Darling	$26,258	$(30,420)
Depreciation and amortization	79,486	78,454
Interest expense	20,853	23,016
Income tax expense/(benefit)	7,776	1,683
Restructuring and impairment charges	—	14,965
Foreign currency loss/(gain)	388	3,495
Other expense/(income), net	2,019	(1,199)
Debt extinguishment costs	12,126	23,509
Loss on disposal of subsidiaries	—	15,538
Equity in net (income)/loss of unconsolidated subsidiaries	(38,175)	(15,236)
Net income attributable to non-controlling interests	4,786	1,282
Adjusted EBITDA	$115,517	$115,087

Foreign currency exchange impact (1)	5,605	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$121,122	$115,087

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$43,894	$18,165

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended June 29, 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75 as compared to the average rate for the three months ended June 30, 2018 of €1.00:USD$1.20 and CAD$1.00:USD$0.77, respectively.

For the three months ended June 29, 2019, the Company generated Adjusted EBITDA of $115.5 million, as compared to $115.1 million in the same period in fiscal 2018.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $121.1 million in the three months ended June 29, 2019, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $115.1 million in the same period in fiscal 2018.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 3 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Six Months Ended June 29, 2019 Compared to Six Months Ended June 30, 2018

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency exchange

•	Corporate activities

•	Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first six months of fiscal 2019, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2019, compared to average Jacobsen and Reuters prices for the six months of fiscal 2018 are as follows:

	Avg. Price First Six Months 2019	Avg. Price First Six Months 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 238.55/ton	$ 276.02/ton	$ (37.47)/ton	(13.6)%
Feed Grade PM (Mid-South)	$ 253.71/ton	$ 267.86/ton	$ (14.15)/ton	(5.3)%
Pet Food PM (Mid-South)	$ 634.52/ton	$ 757.90/ton	$ (123.38)/ton	(16.3)%
Feather meal (Mid-South)	$ 397.12/ton	$ 474.88/ton	$ (77.76)/ton	(16.4)%
BFT (Chicago)	$ 28.10/cwt	$ 25.93/cwt	$ 2.17/cwt	8.4%
YG (Illinois)	$ 21.56/cwt	$ 20.15/cwt	$ 1.41/cwt	7.0%
Corn (Illinois)	$ 3.83/bushel	$ 3.71/bushel	$ 0.12/bushel	3.2%
Reuters:
Palm Oil (CIF Rotterdam)	$ 532.00/MT	$ 663.00/MT	$ (131.00)/MT	(19.8)%
Soy meal (CIF Rotterdam)	$ 350.00/MT	$ 430.00/MT	$ (80.00)/MT	(18.6)%

Segment Results

Segment operating income for the six months ended June 29, 2019 was $60.3 million, which reflects an increase of $6.9 million or 12.9% as compared to the six months ended June 30, 2018.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 29, 2019
Net Sales	$983,266	$553,999	$125,163	$—	$1,662,428
Cost of sales and operating expenses	763,814	428,448	103,367	—	1,295,629
Gross Margin	219,452	125,551	21,796	—	366,799

Gross Margin %	22.3%	22.7%	17.4%	—%	22.1%

Loss (gain) on sale of assets	(4,914)	(13,265)	3	—	(18,176)
Selling, general and administrative expenses	95,296	45,318	(329)	25,735	166,020
Depreciation and amortization	98,089	39,372	16,160	5,029	158,650
Segment operating income/(loss)	30,981	54,126	5,962	(30,764)	60,305

Equity in net income/(loss) of unconsolidated subsidiaries	(422)	—	62,370	—	61,948
Segment income/(loss)	30,559	54,126	68,332	(30,764)	122,253

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 30, 2018
Net Sales	$984,621	$582,249	$155,150	$—	$1,722,020
Cost of sales and operating expenses	739,456	474,233	117,111	—	1,330,800
Gross Margin	245,165	108,016	38,039	—	391,220

Gross Margin %	24.9%	18.6%	24.5%	—%	22.7%

Loss (gain) on sale of assets	420	(212)	92	—	300
Selling, general and administrative expenses	92,212	46,051	(1,234)	28,431	165,460
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	93,612	41,028	17,008	5,425	157,073
Segment operating income/(loss)	58,921	6,184	22,173	(33,856)	53,422

Equity in net income/(loss) of unconsolidated subsidiaries	105	—	112,285	—	112,390
Segment income/(loss)	59,026	6,184	134,458	(33,856)	165,812

Feed Ingredients Segment

Raw material volume. Overall, in the six months ended June 29, 2019, the raw material processed by the Company's Feed Ingredients segment totaled 4.34 million metric tons. Compared to the six months ended June 30, 2018, overall raw material volume processed in the Feed Ingredients segment increased approximately 4.5%.

Sales. During the six months ended June 29, 2019, net sales for the Feed Ingredients segment were $983.3 million as compared to $984.6 million during the six months ended June 30, 2018, a decrease of approximately $1.3 million or (0.1)%. Net sales for fats were approximately $288.4 million and $280.7 million for the six months ended June 29, 2019 and June 30, 2018, respectively. Protein net sales were approximately $406.2 million and $424.9 million for the six months ended June 29, 2019 and June 30, 2018, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $82.2 million and $60.3 million for the six months ended June 29, 2019 and June 30, 2018, respectively. Total rendering net sales were approximately $776.8 million and $765.9 million for the six months ended June 29, 2019 and June 30, 2018, respectively. Used cooking oil net sales were approximately $90.7 million and $84.7 million for the six months ended June 29, 2019 and June 30, 2018, respectively. Bakery net sales were approximately $90.1 million and $91.2 million for the six months ended June 29, 2019 and June 30, 2018, respectively, and other sales, which includes trap services and, for 2018, industrial residual services, net sales were approximately $25.7 million and $42.8 million for the six months ended June 29, 2019 and June 30, 2018, respectively.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales six months ended June 30, 2018	$280.7	$424.9	$60.3	$765.9	$84.7	$91.2	$42.8	$984.6
Increase/(decrease) in sales volumes	12.0	28.6	—	40.6	8.8	(2.0)	—	47.4
Increase/(decrease) in finished product prices	(0.2)	(35.7)	—	(35.9)	(2.7)	0.9	—	(37.7)
Increase/(decrease) due to currency exchange rates	(4.1)	(11.6)	(0.4)	(16.1)	(0.1)	—	—	(16.2)
Other change (1)	—	—	22.3	22.3	—	—	(17.1)	5.2
Total change	7.7	(18.7)	21.9	10.9	6.0	(1.1)	(17.1)	(1.3)
Net sales six months ended June 29, 2019	$288.4	$406.2	$82.2	$776.8	$90.7	$90.1	$25.7	$983.3

(1)	The decrease in other net sales is primarily a result of the sale of the Company's industrial residuals business in May 2018.

Margins. In the Feed Ingredients segment for the six months ended June 29, 2019, the gross margin percentage decreased to 22.3% as compared to 24.9% for the same period of fiscal 2018. The decrease is primarily due to lower protein finished product prices and higher factory costs from the addition of several new facilities.

Segment operating income. Feed Ingredients operating income for the six months ended June 29, 2019 was $31.0 million, a decrease of $27.9 million or (47.4)% as compared to the six months ended June 30, 2018. This was primarily due to a decrease in protein finished product sales prices, lower spreads in poultry pet grade products and higher factory and depreciation and amortization costs from the addition of several new facilities.

Food Ingredients Segment

Raw material volume. Overall, for the six months ended June 29, 2019, the raw material processed by the Company's Food Ingredients segment totaled 549,000 metric tons. As compared to the six months ended June 30, 2018, overall raw material volume processed in the Food Ingredients segment decreased by approximately 6.8%.

Sales. Overall sales decreased in the Food Ingredients segment primarily due to lower edible fat sales caused by lower competing fats markets and lower casings sales prices primarily resulting from lower volumes. In addition, sales were down due to the permanent shut down of the Company's Hurlingham, Argentina collagen plant in the second quarter of fiscal 2018. The Company was able to service the majority of the customers impacted by the closure of the Argentina collagen plant by increasing sales from its other collagen locations.

Margins. In the Food Ingredients segment for the six months ended June 29, 2019, the gross margin percentage increased to 22.7% as compared to 18.6% during the comparable period of fiscal 2018. The increase is primarily due to improved margins from the growth of the collagen business and the closure of the Argentina collagen plant which more than offset lower casing and edible fat margins.

Segment operating income. Food Ingredients operating income was $54.1 million for the six months ended June 29, 2019, an increase of $47.9 million or 772.6% as compared to the six months ended June 30, 2018. The increase is primarily due to improved results in the collagen markets, a gain on sale of land in China and no restructuring and impairment charges in the current year as compared to the same period in fiscal 2018 when the Company closed its Argentina collagen plant. The Company's edible fat margins were lower because of lower raw material volumes as compared to the same period in fiscal 2018. The casing business delivered lower earnings due to lower margins as compared to the same period in fiscal 2018.

Fuel Ingredients Segment

Raw material volume. Overall, in the six months ended June 29, 2019, the raw material processed by the Company's Fuel Ingredients segment totaled 621,000 metric tons. As compared to the six months ended June 30, 2018, overall raw material volume processed in the Fuel Ingredients segment increased by approximately 18.2%.

Sales. Overall sales decreased in the Fuel Ingredients segment primarily due to no blenders tax credits recorded in fiscal 2019 in North America, lower diesel and RIN values in the North American market in fiscal 2019 as compared to the prior year and lower volumes at Rendac in the Company's bioenergy business.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the six months ended June 29, 2019, the gross margin percentage decreased to 17.4% as compared to 24.5% for the comparable period of fiscal 2018. The decrease is primarily related to the 2017 blenders tax credits booked in the first quarter of 2018 as compared to no blenders tax credits booked in fiscal 2019 and lower diesel and RIN values in North America in fiscal 2019 as compared to fiscal 2018.

Segment operating income. Exclusive of the DGD Joint Venture, the Company's Fuel Ingredients segment operating income for the six months ended June 29, 2019 was $6.0 million, a decrease of $16.2 million or (73.0)% as compared to the same period in fiscal 2018. The decrease in earnings is primarily related to the 2017 blenders tax credits booked in the first quarter of 2018 as compared to no blenders tax credits booked in fiscal 2019.

Including the DGD Joint Venture, the Fuel Ingredients segment income for the six months ended June 29, 2019 was $68.3 million, as compared to segment income of $134.5 million in the same period of 2018. The decrease of $66.2 million was primarily related to the 2017 blenders tax credits booked in the first quarter of 2018 as compared to no blenders tax credits booked in fiscal 2019.

Foreign Currency Exchange

During the first six months of fiscal 2019, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2018. Using actual results for the six months ended June 29, 2019 and using the prior year's average currency rate for the six months ended June 30, 2018, foreign currency translation would result in an increase in operating income of approximately $11.7 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the six months ended June 29, 2019 of €1.00:USD$1.13 and CAD$1.00:USD$0.75 as compared to the average rate for the six months ended June 30, 2018 of €1.00:USD$1.22 and CAD$1.00:USD$0.78, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $25.7 million during the six months ended June 29, 2019, compared to $28.4 million during the six months ended June 30, 2018, a decrease of $2.7 million. The decrease is due to a general decrease in overall expenses related to permits and licenses, and consulting and legal services that more than offset an increase in performance based compensation expense.

Depreciation and Amortization.  Depreciation and amortization charges decreased slightly by $0.4 million to $5.0 million during the six months ended June 29, 2019, as compared to $5.4 million during the six months ended June 30, 2018.  The decrease is due to certain of the Company's office and computer equipment assets becoming fully depreciated in fiscal 2018.

Interest Expense. Interest expense was $40.7 million during the six months ended June 29, 2019, compared to $46.1 million during the six months ended June 30, 2018, a decrease of $5.4 million. The decrease is primarily due to the refinance of the Company's €515 million Senior Notes from 4.75% to 3.625% in the second quarter of fiscal 2018.

Debt Extinguishment costs. Debt extinguishment costs were $12.1 million during the six months ended June 29, 2019, compared to $23.5 million in the six months ended June 30, 2018. The decrease was due to lower tender and redemption premiums and write-off of deferred loan costs on the 5.375% Senior Notes as compared to the 4.75% Senior Notes extinguished in fiscal 2018.

Foreign Currency Losses.  Foreign currency losses were $1.1 million for the six months ended June 29, 2019 as compared to $5.0 million for the six months ended June 30, 2018. The decrease is due primarily to less losses on the revaluation of non-functional currency liabilities as compared to the same period in fiscal 2018.

Loss on disposal of subsidiaries. Loss on sale of subsidiary represents the loss recorded on the sale of Terra Renewal Services During the six months ended June 30, 2018.

Other Expense, net. Other expense was $4.5 million in the six months ended June 29, 2019, compared to other expense of $1.3 million for the six months ended June 30, 2018. The increase in other expense was primarily due to an increase in casualty losses and an increase in the non-service component of pension expense in the six months ended June 29, 2019 as compared to the same period in fiscal 2018.

Equity in Net Income in Investment of Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the income of the DGD Joint Venture for the six months ended June 29, 2019. The net income for the six months ended June 29, 2019 was $61.9 million compared to net income of $112.4 million for the six months ended June 30, 2018. The $50.5 million decrease is primarily due to the 2017 blenders tax credits that were booked by the DGD Joint Venture in fiscal 2018 as compared to no blenders tax credits in fiscal 2019. The Company's pro rata share of the income of the DGD Joint Venture for the six months ended June 29, 2019 was $62.4 million, exceeding the $60.3 million of operating income of Darling Ingredients.

Income Taxes. The Company recorded income tax expense of $13.1 million for the six months ended June 29, 2019, compared to $5.4 million of income tax expense recorded in the six months ended June 30, 2018, an increase of $7.7 million. The effective tax rate for the six months ended June 29, 2019 was 20.5%. The effective tax rate for the six months ended June 29, 2019 differed slightly from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and discrete items, including the favorable settlement of an audit and recognition of a deferred tax asset for which no tax benefit had previously been recorded. The effective tax rate for the six months ended June 30, 2018 was 7.3%. The effective tax rate for the six months ended June 30, 2018 differs from the statutory rate of 21% due primarily to the retroactive reenactment of the biofuel tax incentive for 2017 during the first quarter of 2018 offset by the impact of certain losses, including the Company's sale of its Terra Renewal Services industrial residuals business and the shut-down of its Hurlingham, Argentina plant, that provided no tax benefit. The Company's effective tax rate excluding the biofuel tax incentive and other discrete items is 26.9% for the six months ended June 29, 2019, compared to 27.5% for the six months ended June 30, 2018.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended June 29, 2019 Compared to the Six Months Ended June 30, 2018 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Six Months of Fiscal 2019 As Compared to First Six Months of Fiscal 2018

	Six Months Ended
(dollars in thousands)	June 29, 2019	June 30, 2018
Net income/(loss) attributable to Darling	$44,270	$66,885
Depreciation and amortization	158,650	157,073
Interest expense	40,729	46,140
Income tax expense/(benefit)	13,050	5,395
Restructuring and impairment charges	—	14,965
Foreign currency loss/(gain)	1,120	4,976
Other expense/(income), net	4,544	1,317
Debt extinguishment costs	12,126	23,509
Loss on disposal of subsidiaries	—	15,538
Equity in net (income)/loss of unconsolidated subsidiaries	(61,948)	(112,390)
Net income attributable to non-controlling interests	6,414	2,052
Adjusted EBITDA	$218,955	$225,460

Foreign currency exchange impact (1)	11,661	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$230,616	$225,460

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$73,721	$118,236

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the six months ended June 29, 2019 of €1.00:USD$1.13 and CAD$1.00:USD$0.75 as compared to the average rate for the six months ended June 30, 2018 of €1.00:USD$1.22 and CAD$1.00:USD$0.78, respectively.

For the six months ended June 29, 2019, the Company generated Adjusted EBITDA of $219.0 million, as compared to $225.5 million in the same period in fiscal 2018.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $230.6 million in the six months ended June 29, 2019, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $225.5 million in the same period in fiscal 2018.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 3 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at June 29, 2019. On June 29, 2019, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(6,849)
Carrying value of 5.25% Notes due 2027	$493,151

3.625 % Notes due 2026 - Denominated in euros	$585,632
Less unamortized deferred loan costs	(7,611)
Carrying value of 3.625% Notes due 2026	$578,021

Amended Credit Agreement:
Term Loan A	$53,958
Less unamortized deferred loan costs	(256)
Carrying value of Term Loan A	53,702

Term Loan B	$495,000
Less unamortized deferred loan costs	(8,396)
Carrying value of Term Loan B	$486,604

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	25,000
Borrowings outstanding	38,000
Letters of credit issued	23,954
Availability	$913,046

Other Debt	$26,455

During the first six months of fiscal 2019, the U.S. dollar strengthened as compared to the euro and weakened as compared to the Canadian dollar. Using the euro and Canadian dollar based debt outstanding at June 29, 2019 and comparing the closing balance sheet rates at June 29, 2019 to those at December 29, 2018, the U.S. dollar debt balances of euro based debt decreased by approximately $4.8 million and Canadian based debt increased by approximately $0.6 million, respectively, at June 29, 2019. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at June 29, 2019 of €1.00:USD$1.13715 and CAD$1.00:USD$0.763931 as compared to the closing balance sheet rate at December 29, 2018 of €1.00:USD$1.14660 and CAD$1.00:USD$0.735401, respectively.

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

•
As of June 29, 2019, the Company had availability of $913.0 million under the revolving loan facility, taking into account that the Company had $38.0 million in outstanding borrowings, ancillary facilities and letters of credit issued of $24.0 million.

•
As of June 29, 2019, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$129.4 million and $161.8 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments which commenced on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021.

•
As of June 29, 2019, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $30.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

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

5.25 % Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The gross proceeds from the sale of the Notes, together with cash on hand, were used to refinance all of the Company's formerly outstanding 5.375% Senior Notes due 2022 (the “5.375% Notes”), by cash tender offer for and redemption of those notes, to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering of the 5.25% Notes. The refinancing of the 5.375% Notes was completed in the second quarter of 2019.

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

Other debt consists of U.S, Canadian and European capital lease obligations, note arrangements in Brazil, China and European notes that are not part of the Company's Amended Credit Agreement, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s June 29, 2019 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of June 29, 2019, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On June 29, 2019, the Company had working capital of $300.8 million and its working capital ratio was 1.53 to 1 compared to working capital of $357.4 million and a working capital ratio of 1.66 to 1 on December 29, 2018.  As of June 29, 2019, the Company had unrestricted cash of $87.0 million and funds available under the revolving credit facility of $913.0 million, compared to unrestricted cash of $107.3 million and funds available under the revolving credit facility of $929.8 million at December 29, 2018. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $154.3 million for the first six months ended June 29, 2019, as compared to net cash provided by operating activities of $128.0 million for the first six months ended June 30, 2018, an increase of $26.3 million due primarily to a decrease in net income of approximately $18.2 million, a decrease in distributions from unconsolidated subsidiaries of approximately $8.8 million, changes in operating assets and liabilities that includes an increase in accounts receivable of approximately $22.0 million, an increase in inventories and prepaid expenses of approximately $13.2 million, an increase in income taxes refundable/payable of approximately $12.5 million, and a decrease in accounts payable and accrued expenses of approximately $4.1 million.  Cash used by investing activities was $162.8 million for the first six months ended June 29, 2019, compared to $110.7 million for the first six months ended June 30, 2018, an increase in cash used by investing activities of $52.1 million, primarily due to a decrease in proceeds from sale of subsidiaries that more than offset an increase in capital asset spending.  Net cash used by financing activities was $10.9 million for the first six months ended June 29, 2019, compared to net cash used by financing activities of $8.7 million for the first six months ended June 30, 2018, an increase in net cash used by financing activities of $2.2 million, primarily due to more net overall payments on long term debt in the first six months ended June 29, 2019 as compared to the first six months ended June 30, 2018.

Capital expenditures of $167.9 million were made during the first six months of fiscal 2019, compared to $139.1 million in the first six months of fiscal 2018, for a net increase of $28.8 million or 20.7%.  The Company expects to incur additional capital expenditures of approximately $132.0 million for the remainder of fiscal 2019 including new construction.

The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $16.8 million and $12.9 million during the first six months ended June 29, 2019 and June 30, 2018, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2019, the Company has accrued approximately $13.3 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at June 29, 2019.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.9 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended June 29, 2019 of approximately $0.4 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended June 29, 2019 of approximately $1.1 million.

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

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling

Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2020, unless extended by agreement of the parties. The DGD Loan Agreement replaces a similar agreement with lower commitment levels that expired on December 31, 2018. As of June 29, 2019, no amounts are owed to the DGD Lenders under the DGD Loan Agreement.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of June 29, 2019, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $416.3 million included on the consolidated balance sheet.

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

In April 2019, the joint venture partners adopted a distribution policy that, unless earlier terminated by the partners, will remain in place through the construction and completion of the New Facility. Pursuant to the distribution policy, the DGD Joint Venture will make quarterly distributions to the partners to the extent that distributable cash (as determined in accordance with the policy) exceeds $50 million and the DGD Joint Venture’s forward looking cash forecast. During the six months ended June 29, 2019, the DGD Joint Venture made $17.7 million distributions to each of the partners. In July 2019, the DGD Joint Venture made dividend distributions to each partner in the amount of approximately $37.8 million.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2018, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Facility as feedstock for renewable diesel. This percentage is expected to noticeably increase both in 2019 and beyond due to the recent DGD capacity expansion completed in August 2018 and the even larger expansion to be finished in late 2021. In 2018, DGD was Darling’s largest finished product customer in terms of sales, with Darling recording sales of $131.8 million to DGD.
From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities nationwide to transporting the refined fats to the DGD facility as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the Company's Midwest network of facilities the ability to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first six months of fiscal 2019, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2019 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24 month period; however, the Board has subsequently extended the program for an additional 36 month period and increased the amount of the program to $200.0 million. Accordingly, repurchases may occur through August 13, 2020, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $10.9 million of its common stock in open market purchases and, as of the date of the filing of this report, has $200.0 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $98.4 million of commodity products consisting of approximately $58.4 million of finished products, approximately $37.8 million of natural gas and diesel fuel and approximately $2.2 million of other commitments during the next two years, which are not included in liabilities on the Company’s balance sheet at June 29, 2019.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2019, in accordance with accounting principles generally accepted in the U.S.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at June 29, 2019 (in thousands):

Other commercial commitments:
Standby letters of credit	$23,954
Foreign bank guarantees	11,752
Total other commercial commitments:	$35,706

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 27, 2019.

Based on the Company’s annual impairment testing at October 27, 2018, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 28, 2018, the fair value of six of the Company's eight reporting units was less than 30% in excess of its carrying value and one reporting unit (Canada Fuel) was less than 10% of the estimated fair value with goodwill of approximately $30.5 million as of June 29, 2019, which was substantially less than the percentage by which the other reporting units with goodwill exceeded their carrying values. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these six reporting units was approximately $817.4 million as of June 29, 2019.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. As of June 29, 2019, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The Company is currently evaluating the impact of this standard.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.   Statements that are not statements of historical facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “planned,” “contemplate,” “potential,” “possible,” “proposed,” “intend,” “believe,” “anticipate,” “expect,” “may,” “will,” “would,” “should,” “could,” and similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical facts included in this report are forward looking statements, including, without limitation, the statements under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the Company’s financial position and the Company's use of cash.  Forward-looking statements are based on the Company's current expectations and assumptions regarding its business, the economy and other future conditions. The Company cautions readers that any such forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in its forward-looking statements as a result of a variety of factors, including may that are beyond the Company's control.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At June 29, 2019, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first six months of fiscal 2019, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2020. As of June 29, 2019, some of the contracts have been settled while the remaining contract positions and activity are not significant to the Company. At June 29, 2019, the aggregate fair value of these corn option contracts was approximately $0.1 million. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2018 and the first six months of fiscal 2019, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. As of June 29, 2019, the aggregate fair value of these foreign exchange contracts was approximately $5.6 million and is included in other current assets and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of June 29, 2019, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	30,685	Euro	6,824	4.30 - 5.04	$8,020
Brazilian real	1,116,681	U.S. dollar	316,673	3.35 - 4.28	316,673
Euro	59,848	U.S. dollar	68,213	1.12 - 1.21	68,213
Euro	21,080	Polish zloty	90,280	4.26 - 4.31	23,972
Euro	5,146	Japanese yen	640,000	121.39 - 131.83	5,852
Euro	32,821	Chinese renminbi	256,486	7.77 - 7.85	37,322
Euro	13,542	Australian dollar	21,850	1.61	15,399
Euro	4,280	British pound	3,789	0.87 - 0.91	4,866
Polish zloty	17,722	Euro	4,159	4.26	4,740
British pound	316	Euro	353	0.89	401
British pound	60	U.S. dollar	76	1.28	76
Japanese yen	217,385	U.S. dollar	1,999	107.33 - 110.66	1,999
U.S. dollar	1,037	Japanese yen	111,000	107.08	1,037
U.S. dollar	1,677	Euro	1,500	1.12	1,677
					$490,247

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $0.4 million and are included in other current assets and accrued expenses at June 29, 2019.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at June 29, 2019. These contracts have an aggregate fair value of approximately $0.7 million and are included in other current assets and accrued expenses at June 29, 2019.

As of June 29, 2019, the Company had forward purchase agreements in place for purchases of approximately $37.8 million of natural gas and diesel fuel and approximately $2.2 million of other commitments in fiscal 2019. As of June 29, 2019, the Company had forward purchase agreements in place for purchases of approximately $58.4 million of finished product in fiscal 2019.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2019

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 on pages 26 through 28 of this Form 10-Q and is incorporated herein by reference.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 29, 2019 and December 29, 2018; (ii) Consolidated Statements of Operations for the three and six months ended June 29, 2019 and June 30, 2018; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2019 and June 30, 2018; (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended June 29, 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 29, 2019 and June 30, 2018; (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 7, 2019	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)