Form 10-Q
period 2019-09-28
DARLING INGREDIENTS INC.
filed 2019-11-06
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 163,710,998 shares of common stock, $0.01 par value, outstanding at October 31, 2019.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2019

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 28, 2019 and December 29, 2018
(in thousands, except share data)

	September 28, 2019	December 29, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$69,122	$107,262
Restricted cash	159	107
Accounts receivable, net	355,006	385,737
Inventories	353,003	341,028
Prepaid expenses	46,378	35,247
Income taxes refundable	4,952	6,462
Other current assets	25,061	22,099
Total current assets	853,681	897,942
Property, plant and equipment, less accumulated depreciation of $1,370,145 at September 28, 2019 and $1,246,095 at December 29, 2018	1,714,768	1,687,858
Intangible assets, less accumulated amortization of $459,996 at September 28, 2019 and $423,575 at December 29, 2018	537,360	595,862
Goodwill	1,212,313	1,229,159
Investment in unconsolidated subsidiaries	447,689	410,177
Operating lease right-of-use assets	119,063	—
Other assets	46,179	53,375
Deferred income taxes	13,846	14,981
	$4,944,899	$4,889,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$61,092	$7,492
Accounts payable, principally trade	192,010	219,479
Income taxes payable	10,404	4,043
Current operating lease liabilities	35,223	—
Accrued expenses	297,164	309,484
Total current liabilities	595,893	540,498
Long-term debt, net of current portion	1,559,809	1,666,940
Long-term operating lease liabilities	83,754	—
Other non-current liabilities	113,222	115,032
Deferred income taxes	219,329	231,063
Total liabilities	2,572,007	2,553,533
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 168,433,009 and 168,098,177 shares issued at September 28, 2019 and at December 29, 2018, respectively	1,684	1,681
Additional paid-in capital	1,556,792	1,536,157
Treasury stock, at cost; 4,314,935 and 3,437,579 shares at September 28, 2019 and at December 29, 2018, respectively	(64,633)	(47,756)
Accumulated other comprehensive loss	(342,846)	(304,539)
Retained earnings	1,157,496	1,087,505
Total Darling's stockholders’ equity	2,308,493	2,273,048
Noncontrolling interests	64,399	62,773
Total stockholders' equity	$2,372,892	$2,335,821
	$4,944,899	$4,889,354
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 28, 2019 and September 29, 2018
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$842,049	$812,576	$2,504,477	$2,534,596
Costs and expenses:
Cost of sales and operating expenses	652,923	647,929	1,948,552	1,978,729
Loss (gain) on sale of assets	(2,669)	172	(20,845)	472
Selling, general and administrative expenses	83,549	67,447	249,569	232,907
Restructuring and impairment charges	—	—	—	14,965
Depreciation and amortization	80,407	78,842	239,057	235,915
Total costs and expenses	814,210	794,390	2,416,333	2,462,988
Equity in net income/(loss) of Diamond Green Diesel	32,020	(2,630)	94,390	109,655
Operating income	59,859	15,556	182,534	181,263

Other expense:
Interest expense	(19,359)	(20,080)	(60,088)	(66,220)
Debt extinguishment costs	—	—	(12,126)	(23,509)
Foreign currency gain/(loss)	466	(2,106)	(654)	(7,082)
Gain/(loss) on disposal of subsidiaries	—	3,038	—	(12,500)
Other expense, net	(2,614)	(2,786)	(7,158)	(4,103)
Total other expense	(21,507)	(21,934)	(80,026)	(113,414)

Equity in net loss of other unconsolidated subsidiaries	(665)	(162)	(1,087)	(57)
Income/(loss) before income taxes	37,687	(6,540)	101,421	67,792

Income tax expense/(benefit)	10,850	(1,403)	23,900	3,992

Net income/(loss)	26,837	(5,137)	77,521	63,800

Net income attributable to noncontrolling interests	(1,116)	(900)	(7,530)	(2,952)

Net income/(loss) attributable to Darling	$25,721	$(6,037)	$69,991	$60,848

Basic income/(loss) per share	$0.16	$(0.04)	$0.42	$0.37
Diluted income/(loss) per share	$0.15	$(0.04)	$0.42	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months ended September 28, 2019 and September 29, 2018
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income/(loss)	$26,837	$(5,137)	$77,521	$63,800
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(47,626)	(5,584)	(36,186)	(65,126)
Pension adjustments	859	668	2,576	2,001
Natural gas swap derivative adjustments	—	—	—	22
Soybean meal derivative adjustments	—	3	—	3
Corn option derivative adjustments	553	(40)	575	(1,198)
Heating oil derivative adjustments	(1,683)	—	450	—
Foreign exchange derivative adjustments	(4,944)	309	(5,430)	309
Total other comprehensive income/(loss), net of tax	(52,841)	(4,644)	(38,015)	(63,989)
Total comprehensive income/(loss)	$(26,004)	$(9,781)	$39,506	$(189)
Comprehensive income attributable to noncontrolling interests	1,120	(538)	7,822	1,981
Comprehensive income/(loss) attributable to Darling	$(27,124)	$(9,243)	$31,684	$(2,170)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)
Nine months ended September 28, 2019
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 29, 2018	164,660,598	$1,681	$1,536,157	$(47,756)	$(304,539)	$1,087,505	$2,273,048	$62,773	$2,335,821
Net income	—	—	—	—	—	18,012	18,012	1,628	19,640
Pension liability adjustments, net of tax	—	—	—	—	858	—	858	—	858
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(1,937)	—	(1,937)	—	(1,937)
Foreign currency translation adjustments	—	—	—	—	(6,645)	—	(6,645)	1,759	(4,886)
Stock-based compensation	—	—	10,403	—	—	—	10,403	—	10,403
Treasury stock	(223,294)	—	—	(5,089)	—	—	(5,089)	—	(5,089)
Issuance of common stock	311,502	3	1,886	—	—	—	1,889	—	1,889
Balances at March 30, 2019	164,748,806	$1,684	$1,548,446	$(52,845)	$(312,263)	$1,105,517	$2,290,539	$66,160	$2,356,699
Net income	—	—	—	—	—	26,258	26,258	4,786	31,044
Deductions to noncontrolling interest	—	—	—	—	—	—	—	(5,751)	(5,751)
Pension liability adjustments, net of tax	—	—	—	—	859	—	859	—	859
Heating oil derivative adjustment, net of tax	—	—	—	—	2,133	—	2,133	—	2,133
Corn option derivative adjustment, net of tax	—	—	—	—	22	—	22	—	22
Foreign exchange derivative adjustment, net of tax	—	—	—	—	1,451	—	1,451	—	1,451
Foreign currency translation adjustments	—	—	—	—	17,797	—	17,797	(1,471)	16,326
Stock-based compensation	—	—	3,849	—	—	—	3,849	—	3,849
Treasury stock	(131)	—	—	(3)	—	—	(3)	—	(3)
Issuance of common stock	375	—	6	—	—	—	6	—	6
Balances at June 29, 2019	164,749,050	$1,684	$1,552,301	$(52,848)	$(290,001)	$1,131,775	$2,342,911	$63,724	$2,406,635
Net income	—	—	—	—	—	25,721	25,721	1,116	26,837
Deductions to noncontrolling interest	—	—	—	—	—	—	—	(445)	(445)
Pension liability adjustments, net of tax	—	—	—	—	859	—	859	—	859
Heating oil derivative adjustment, net of tax	—	—	—	—	(1,683)	—	(1,683)	—	(1,683)
Corn option derivative adjustment, net of tax	—	—	—	—	553	—	553	—	553
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(4,944)	—	(4,944)	—	(4,944)
Foreign currency translation adjustments	—	—	—	—	(47,630)	—	(47,630)	4	(47,626)
Stock-based compensation	—	—	4,372	—	—	—	4,372	—	4,372
Treasury stock	(653,931)	—	—	(11,785)	—	—	(11,785)	—	(11,785)
Issuance of common stock	22,955	—	119	—	—	—	119	—	119
Balances at September 28, 2019	164,118,074	$1,684	$1,556,792	$(64,633)	$(342,846)	$1,157,496	$2,308,493	$64,399	$2,372,892

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited) (Continued)
Nine months ended September 29, 2018
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 30, 2017	164,653,437	$1,679	$1,515,614	$(44,063)	$(209,524)	$981,227	$2,244,933	$82,764	$2,327,697
Adjustment to initially apply FASB ASC No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	(4,782)	4,782	—	—	—
Net income	—	—	—	—	—	97,305	97,305	770	98,075
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(10,173)	(10,173)
Pension liability adjustments, net of tax	—	—	—	—	667	—	667	—	667
Natural gas swap derivative adjustment, net of tax	—	—	—	—	22	—	22	—	22
Corn option derivative adjustment, net of tax	—	—	—	—	(1,605)	—	(1,605)	—	(1,605)
Foreign currency translation adjustments	—	—	—	—	16,778	—	16,778	517	17,295
Stock-based compensation	—	—	8,527	—	—	—	8,527	—	8,527
Treasury stock	(159,758)	—	—	(2,962)	—	—	(2,962)	—	(2,962)
Issuance of common stock	153,983	1	1,695	—	—	—	1,696	—	1,696
Balances at March 31, 2018	164,647,662	$1,680	$1,525,836	$(47,025)	$(198,444)	$1,083,314	$2,365,361	$73,878	$2,439,239
Net income/(loss)	—	—	—	—	—	(30,420)	(30,420)	1,282	(29,138)
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(482)	(482)
Pension liability adjustments, net of tax	—	—	—	—	666	—	666	—	666
Corn option derivative adjustment, net of tax	—	—	—	—	447	—	447	—	447
Foreign currency translation adjustments	—	—	—	—	(76,787)	—	(76,787)	(50)	(76,837)
Stock-based compensation	—	—	4,219	—	—	—	4,219	—	4,219
Treasury stock	(21,389)	—	—	(378)	—	—	(378)	—	(378)
Issuance of common stock	27,636	1	294	—	—	—	295	—	295
Balances at June 30, 2018	164,653,909	$1,681	$1,530,349	$(47,403)	$(274,118)	$1,052,894	$2,263,403	$74,628	$2,338,031
Net income/(loss)	—	—	—	—	—	(6,037)	(6,037)	900	(5,137)
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(13,229)	(13,229)
Pension liability adjustments, net of tax	—	—	—	—	668	—	668	—	668
Corn option derivative adjustment, net of tax	—	—	—	—	(40)	—	(40)	—	(40)
Soybean meal derivative adjustment, net of tax	—	—	—	—	3	—	3		3
Foreign exchange derivative adjustment, net of tax	—	—	—	—	309	—	309	—	309
Foreign currency translation adjustments	—	—	—	—	(4,146)	—	(4,146)	(1,438)	(5,584)
Stock-based compensation	—	—	374	—	—	—	374	—	374
Treasury stock	(14,499)	—	—	(293)	—	—	(293)	—	(293)
Issuance of common stock	18,518	—	201	—	—	—	201	—	201
Balances at September 29, 2018	164,657,928	$1,681	$1,530,924	$(47,696)	$(277,324)	$1,046,857	$2,254,442	$60,861	$2,315,303

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 28, 2019 and September 29, 2018
(in thousands)
(unaudited)

	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net Income	$77,521	$63,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,057	235,915
Loss (gain) on disposal of property, plant, equipment and other assets	(20,845)	472
Loss on disposal of subsidiaries	—	12,500
Asset impairment	—	2,907
Gain on insurance proceeds from insurance settlements	(1,371)	(1,253)
Deferred taxes	(4,765)	(15,708)
Increase (decrease) in long-term pension liability	1,122	(375)
Stock-based compensation expense	18,543	13,606
Write-off deferred loan costs	4,721	8,163
Deferred loan cost amortization	4,435	6,265
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(93,303)	(109,598)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	57,118	27,418
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	20,388	9,657
Income taxes refundable/payable	8,058	(9,838)
Inventories and prepaid expenses	(34,371)	(25,960)
Accounts payable and accrued expenses	(19,799)	(23,004)
Other	6,173	4,731
Net cash provided by operating activities	262,682	199,698
Cash flows from investing activities:
Capital expenditures	(245,092)	(213,726)
Acquisitions, net of cash acquired	(1,431)	(51,301)
Investment in unconsolidated subsidiary	(2,000)	(10,000)
Proceeds from sale of investment in subsidiaries	—	82,805
Gross proceeds from disposal of property, plant and equipment and other assets	15,402	3,361
Proceeds from insurance settlement	1,371	1,253
Payments related to routes and other intangibles	(3,150)	(1,253)
Net cash used by investing activities	(234,900)	(188,861)
Cash flows from financing activities:
Proceeds from long-term debt	511,985	623,698
Payments on long-term debt	(566,107)	(661,268)
Borrowings from revolving credit facility	325,485	386,436
Payments on revolving credit facility	(332,884)	(362,463)
Net cash overdraft financing	27,858	3,361
Deferred loan costs	(7,027)	(9,668)
Issuance of common stock	39	182
Repurchase of common stock	(11,740)	—
Minimum withholding taxes paid on stock awards	(3,247)	(2,215)
Distributions to noncontrolling interests	(4,500)	(8,005)
Net cash used by financing activities	(60,138)	(29,942)
Effect of exchange rate changes on cash	(5,732)	(6,238)
Net decrease in cash, cash equivalents and restricted cash	(38,088)	(25,343)
Cash, cash equivalents and restricted cash at beginning of period	107,369	106,916
Cash, cash equivalents and restricted cash at end of period	$69,281	$81,573
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$3,978	$(5,295)
Cash paid during the period for:
Interest, net of capitalized interest	$49,727	$58,731
Income taxes, net of refunds	$21,475	$28,682
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$16,425	$—
Non-cash financing activities
Debt issued for assets	$—	$24

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 28, 2019
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three and nine month periods ended September 28, 2019 and September 29, 2018, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 29, 2018.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of September 28, 2019, and include the 13 and 39 weeks ended September 28, 2019, and the 13 and 39 weeks ended September 29, 2018.

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

Restricted cash represents amounts required to be set aside to cover self-insurance claims and collateral for environmental claims. The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statement of cash flows (in thousands):

	September 28, 2019	December 29, 2018
Cash and cash equivalents	$69,122	$107,262
Restricted cash	159	107
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flow	$69,281	$107,369

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

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the three months ended September 28, 2019 and September 29, 2018, the Company sold approximately $53.1 million and $32.3 million of its trade receivables and incurred approximately $0.3 million and $0.2 million in fees, which are recorded as interest expense, respectively. For the nine months ended September 28, 2019 and September 29, 2018, the Company sold approximately $136.3 million and $82.9 million of its trade receivables and incurred approximately $0.8 million and $0.4 million in fees, which are recorded as interest expense, respectively.

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

(f)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $36.5 million and $64.2 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

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

As a result of adopting the new lease standard, the Company recognized additional operating liabilities of approximately $134.4 million with a corresponding ROU asset of approximately $135.7 million as of December 30, 2018.

(h)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation including reclassification of the Company's investment equity in net income/(loss) of Diamond Green Diesel to operating income. See Note 3 for further discussion.

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

	Net Income/(loss) per Common Share (in thousands, except per share data)
	Three Months Ended
		September 28, 2019			September 29, 2018
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net Income (loss) attributable to Darling	$25,721	164,747	$0.16	$(6,037)	164,656	$(0.04)
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,725			—
Less: Pro forma treasury shares		(2,206)			—
Diluted:
Net income (loss) attributable to Darling	$25,721	168,266	$0.15	$(6,037)	164,656	$(0.04)

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		September 28, 2019			September 29, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$69,991	164,846	$0.42	$60,848	164,784	$0.37
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,885			1,690
Less: Pro forma treasury shares		(2,278)			(700)
Diluted:
Net income attributable to Darling	$69,991	168,453	$0.42	$60,848	165,774	$0.37

For the three months ended September 28, 2019 and September 29, 2018, respectively, 839,979 and 3,774,610 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended September 28, 2019 and September 29, 2018, respectively, 462,841 and 2,258,646 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended September 28, 2019 and September 29, 2018, respectively, 641,399 and 2,773,030 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the nine months ended September 28, 2019 and September 29, 2018, respectively, 557,900 and 1,448,719 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

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

In 2019, the Company continued to evaluate operational developments and the impact of anticipated significant expansion of the DGD Joint Venture. This evaluation was impactful to the consideration of how the Company most appropriately reflects its share of equity income from the DGD Joint Venture. Based on the Company's analysis, it was determined that the DGD Joint Venture has evolved into an integral and integrated part of the Company's ongoing operations. The Company determined this justifies a more meaningful and transparent presentation of equity in net income of the DGD

Joint Venture as a component of the Company's operating income. As a result, the Company has reclassified its equity in net income of the DGD Joint Venture to operating income for all periods presented.

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	September 30, 2019	December 31, 2018
Assets:
Total current assets	$193,457	$186,258
Property, plant and equipment, net	653,463	576,384
Other assets	30,587	24,601
Total assets	$877,507	$787,243
Liabilities and members' equity:
Total current portion of long term debt	$293	$189
Total other current liabilities	47,373	40,619
Total long term debt	8,859	8,485
Total other long term liabilities	4,409	539
Total members' equity	816,573	737,411
Total liabilities and members' equity	$877,507	$787,243

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Operating revenues	$262,118	$104,811	$859,647	$407,121
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	183,022	103,794	633,109	169,632
Depreciation, amortization and accretion expense	15,242	6,516	38,574	18,890
Total costs and expenses	198,264	110,310	671,683	188,522
Operating income	63,854	(5,499)	187,964	218,599
Other income	506	556	1,781	1,348
Interest and debt expense, net	(320)	(318)	(965)	(637)
Net income	$64,040	$(5,261)	$188,780	$219,310

As of September 28, 2019 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $408.3 million on the consolidated balance sheet. The Company has recorded an equity in net income of approximately $32.0 million and an equity in net loss of $2.6 million for the three months ended September 28, 2019 and September 29, 2018, respectively. The Company has recorded an equity in net income of approximately $94.4 million and $109.7 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. In February 2018, the blender tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. Fiscal 2019 results do not include any blenders tax credits, while in the first nine months of fiscal 2018, the DGD Joint Venture recorded approximately $160.4 million for the 2017 reinstated blenders tax credits. The DGD Joint Venture recorded the blenders tax credits in the first quarter of fiscal 2018 as a reduction of total costs and expenses in the above table. The biodiesel blenders tax credits have not been reinstated for fiscal 2018 or fiscal 2019. In the nine months ended September 28, 2019, the Company received dividend distributions of approximately $55.4 million from the DGD Joint Venture. In addition, in October 2019, the Company received a dividend distribution of approximately $12.1 million from the DGD Joint Venture.

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

(5)	Inventories

A summary of inventories follows (in thousands):

	September 28, 2019	December 29, 2018
Finished product	$199,764	$176,184
Work in process	80,313	78,501
Raw material	35,852	32,502
Supplies and other	37,074	53,841
	$353,003	$341,028

(6)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	September 28, 2019	December 29, 2018
Indefinite Lived Intangible Assets
Trade names	$52,241	$53,472
	52,241	53,472
Finite Lived Intangible Assets:
Routes	377,686	386,724
Permits	479,823	486,359
Non-compete agreements	3,808	3,784
Trade names	65,670	72,570
Royalty, consulting, land use rights and leasehold	18,128	16,528
	945,115	965,965
Accumulated Amortization:
Routes	(159,318)	(145,702)
Permits	(261,970)	(238,123)
Non-compete agreements	(2,959)	(2,501)
Trade names	(31,253)	(33,242)
Royalty, consulting, land use rights and leasehold	(4,496)	(4,007)
	(459,996)	(423,575)
Total Intangible assets, less accumulated amortization	$537,360	$595,862

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2019 as a result of approximately $13.4 million of fully amortized asset retirements. Amortization expense for the three and nine months ended September 28, 2019 and September 29, 2018, was approximately $18.5 million, $18.3 million and $55.3 million and $56.7 million, respectively.

(7)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 29, 2018
Goodwill	$791,966	$335,701	$117,867	$1,245,534
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	776,052	335,240	117,867	1,229,159
Goodwill acquired during year	396	91	—	487
Foreign currency translation	(3,740)	(10,280)	(3,313)	(17,333)
Balance at September 28, 2019
Goodwill	788,622	325,512	114,554	1,228,688
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	$772,708	$325,051	$114,554	$1,212,313

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Compensation and benefits	$90,275	$91,851
Accrued income, ad valorem, and franchise taxes	28,578	31,366
Accrued operating expenses	63,138	62,247
Customer deposits	10,970	30,741
Other accrued expense	104,203	93,279
	$297,164	$309,484

(9)	Leases

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

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Three months ended	Nine months ended
	September 28, 2019	September 28, 2019
Operating lease expense	$11,589	36,417
Short-term lease costs	4,903	10,653
Total lease cost	$16,492	$47,070

Other information (in thousands, except lease terms and discount rates):

Nine Months Ended
September 28, 2019
Cash paid for amounts included in the measurement lease liabilities
Operating cash flows from operating leases	$35,325

As of September 28, 2019
Operating right-of-use assets, net	$119,063

Operating lease liability, current	$35,223
Operating lease liability, non-current	83,754
Total operating lease liabilities	$118,977

Weighted average remaining lease term - operating leases	6.6 years
Weighted average discount rate - operating leases	4.69%

Future annual minimum lease payments and capital lease commitments as of September 28, 2019 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2019 (excluding the nine months ended September 28, 2019)	$11,140	$20
2020	38,842	154
2021	26,818	6
2022	17,239	6
2023	12,729	—
Thereafter	31,572	—
	$138,340	$186
Less amounts representing interest	$(19,363)	(7)
Lease obligations included in current and long-term liabilities	$118,977	$179

The Company adopted ASU 2016-02 on December 30, 2018 as noted above. The following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 29, 2018 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2019	$46,316	$271
2020	34,403	152
2021	22,252	6
2022	13,091	6
2023	8,478	—
Thereafter	28,219	—
	$152,759	$435
Less amounts representing interest		(20)
Capital lease obligation included in current and long-term debt		$415

(10)	Debt

Debt consists of the following (in thousands):

	September 28, 2019	December 29, 2018
Amended Credit Agreement:
Revolving Credit Facility ($32.1 million denominated in euro at December 29, 2018)	$24,000	$32,105
Term Loan A ($14.0 million and $29.8 million denominated in CAD at September 28, 2019 and December 29, 2018, respectively)	14,005	68,080
Less unamortized deferred loan costs	(57)	(381)
Carrying value Term Loan A	13,948	67,699

Term Loan B	495,000	495,000
Less unamortized deferred loan costs	(8,048)	(9,024)
Carrying value Term Loan B	486,952	485,976

5.375% Senior Notes due 2022 with effective interest of 5.72%	—	500,000
Less unamortized deferred loan costs	—	(4,876)
Carrying value 5.375% Senior Notes due 2022	—	495,124

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	—
Less unamortized deferred loan costs	(6,674)	—
Carrying value 5.25% Senior Notes due 2027	493,326	—

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	563,178	590,499
Less unamortized deferred loan costs - Denominated in euro	(7,086)	(8,160)
Carrying value 3.625% Senior Notes due 2026	556,092	582,339

Other Notes and Obligations	46,583	11,189
	1,620,901	1,674,432
Less Current Maturities	61,092	7,492
	$1,559,809	$1,666,940

As of September 28, 2019, the Company had outstanding debt under a term loan facility denominated in Canadian dollars of CAD$18.6 million. See below for discussion relating to the Company's debt agreements. In addition, as of September 28, 2019, the Company had capital lease obligations denominated in Canadian dollars included in debt. The total Canadian dollar finance lease obligation was approximately CAD$0.2 million.

As of September 28, 2019, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at September 28, 2019, the Company had capital lease obligations denominated in euros included in debt. The total euro finance lease obligations was less than approximately €0.1 million.

As of September 28, 2019, the Company had other notes and obligations that consist of various overdraft facilities of approximately $31.3 million, a China working capital line of credit of approximately $12.5 million and other debt of approximately $2.8 million.

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

As of September 28, 2019, the Company had $24.0 million outstanding under the revolver at base rate plus a margin of 1.00% per annum for a total of 6.00% per annum. The Company had $495.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 4.12% per annum. The Company had CAD$18.6 million outstanding under the term loan A facility at CDOR plus a margin of 2.00% per annum for a total of 4.0272%. As of September 28, 2019, the Company had availability of $926.9 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities and letters of credit issued of $3.6 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $11.3 million at September 28, 2019.

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

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The gross proceeds from the sale of the Notes, together with cash on hand, were used to refinance all of the Company's 5.375% Senior Notes due 2022, by cash tender offer for and redemption of those notes, to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering of the 5.25% Notes.

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

As of September 28, 2019, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

(11)	Income Taxes

The Company has provided income taxes for the three and nine month periods ended September 28, 2019 and September 29, 2018, based on its estimate of the effective tax rate for the entire 2019 and 2018 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of September 28, 2019, the Company had $4.1 million of gross unrecognized tax benefits and $0.8 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $0.2 million, excluding interest and penalties, primarily due to potential settlements and expiration of certain statutes of limitations.

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

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income/(loss) and its components.  Other comprehensive income/(loss) is derived from adjustments that reflect pension adjustments, natural gas swap adjustments, corn option adjustments, soybean meal adjustments, foreign exchange forward adjustments and foreign currency translation adjustments.

In the first nine months of fiscal 2019, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the three and nine months ended September 28, 2019 and September 29, 2018 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$9	$9	$(2)	$(3)	$7	$6
Amortization of actuarial loss	1,146	888	(294)	(226)	852	662
Total defined benefit pension plans	1,155	897	(296)	(229)	859	668
Soybean meal option derivatives
Loss/(gain) reclassified to net income	—	(4)	—	1	—	(3)
Gain/(loss) activity recognized in other comprehensive income/(loss)	—	8	—	(2)	—	6
Total soybean meal option derivatives	—	4	—	(1)	—	3
Corn option derivatives
Loss/(gain) reclassified to net income	206	(563)	(54)	147	152	(416)
Gain/(loss) activity recognized in other comprehensive income/(loss)	542	507	(141)	(131)	401	376
Total corn option derivatives	748	(56)	(195)	16	553	(40)
Heating oil derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	(2,268)	—	585	—	(1,683)	—
Total heating oil derivatives	(2,268)	—	585	—	(1,683)	—
Foreign exchange derivatives
Loss/(gain) reclassified to net income	1,178	—	(362)	—	816	—
Gain/(loss) activity recognized in other comprehensive income/(loss)	(8,405)	468	2,645	(159)	(5,760)	309
Total foreign exchange derivatives	(7,227)	468	2,283	(159)	(4,944)	309

Foreign currency translation	(48,954)	(5,749)	1,328	165	(47,626)	(5,584)

Other comprehensive income/(loss)	$(56,546)	$(4,436)	$3,705	$(208)	$(52,841)	$(4,644)

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$27	$26	$(7)	$(7)	$20	$19
Amortization of actuarial loss	3,439	2,664	(883)	(682)	2,556	1,982
Total defined benefit pension plans	3,466	2,690	(890)	(689)	2,576	2,001
Natural gas swap derivatives
Loss/(gain) reclassified to net income	—	14	—	(3)	—	11
Gain/(loss) activity recognized in other comprehensive income/(loss)	—	15	—	(4)	—	11
Total natural gas swap derivatives	—	29	—	(7)	—	22
Soybean meal option derivatives
Loss/(gain) reclassified to net income	—	(4)	—	1	—	(3)
Gain/(loss) activity recognized in other comprehensive income/(loss)	—	8	—	(2)	—	6
Total soybean meal option derivatives	—	4	—	(1)	—	3
Corn option derivatives
Loss/(gain) reclassified to net income	169	(1,554)	(44)	404	125	(1,150)
Gain/(loss) activity recognized in other comprehensive income/(loss)	609	(65)	(159)	17	450	(48)
Total corn option derivatives	778	(1,619)	(203)	421	575	(1,198)
Heating oil derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	606	—	(156)	—	450	—
Total heating oil derivatives	606	—	(156)	—	450	—
Foreign exchange derivatives
Loss/(gain) reclassified to net income	1,465	—	(473)	—	992	—
Gain/(loss) activity recognized in other comprehensive income/(loss)	(9,485)	468	3,063	(159)	(6,422)	309
Total foreign exchange derivatives	(8,020)	468	2,590	(159)	(5,430)	309

Foreign currency translation	(37,695)	(66,407)	1,509	1,281	(36,186)	(65,126)

Other comprehensive income/(loss)	$(40,865)	$(64,835)	$2,850	$846	$(38,015)	$(63,989)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three and nine months ended September 28, 2019 and September 29, 2018 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	Statement of Operations Classification
Derivative instruments
Soybean meal derivatives	$—	$4	$—	$4	Net sales
Foreign exchange contracts	(1,178)	—	(1,465)	—	Net sales
Natural gas swap derivatives	—	—	—	(14)	Cost of sales and operating expenses
Corn option derivatives	(206)	563	(169)	1,554	Cost of sales and operating expenses
	(1,384)	567	(1,634)	1,544	Total before tax
	416	(148)	517	(402)	Income taxes
	(968)	419	(1,117)	1,142	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(9)	$(9)	$(27)	$(26)	(a)
Amortization of actuarial loss	(1,146)	(888)	(3,439)	(2,664)	(a)
	(1,155)	(897)	(3,466)	(2,690)	Total before tax
	296	229	890	689	Income taxes
	(859)	(668)	(2,576)	(2,001)	Net of tax
Total reclassifications	$(1,827)	$(249)	$(3,693)	$(859)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 14 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of September 28, 2019 as follows (in thousands):

	Nine Months Ended September 28, 2019
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) December 29, 2018, attributable to Darling, net of tax	$(270,081)	$1,081	$(35,539)	$(304,539)
Other comprehensive loss before reclassifications	(36,186)	(5,522)	—	(41,708)
Amounts reclassified from accumulated other comprehensive loss	—	1,117	2,576	3,693
Net current-period other comprehensive income/(loss)	(36,186)	(4,405)	2,576	(38,015)
Noncontrolling interest	292	—	—	292
Accumulated Other Comprehensive loss September 28, 2019, attributable to Darling, net of tax	(306,559)	$(3,324)	$(32,963)	$(342,846)

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

During the third quarter of fiscal 2019, the Company repurchased approximately $11.7 million of its common stock in the open market. As of September 28, 2019, the Company has approximately $188.3 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2020. Subsequent to the third quarter, the Company repurchased approximately $7.5 million of its common stock in the open market.

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

Net pension cost for the three and nine months ended September 28, 2019 and September 29, 2018 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$664	$762	$2,025	$2,340
Interest cost	1,698	1,603	5,122	4,844
Expected return on plan assets	(1,816)	(2,053)	(5,452)	(6,176)
Amortization of prior service cost	9	9	27	26
Amortization of net loss	1,146	888	3,439	2,664
Net pension cost	$1,701	$1,209	$5,161	$3,698

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at September 28, 2019, the Company expects to contribute approximately $4.2 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 28, 2019 and September 29, 2018 of approximately $2.7 million and $2.8 million, respectively.

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

The Company has received notices of withdrawal liability from five U.S. multiemployer plans in which it participated. As of September 28, 2019, the Company has an aggregate accrued liability of approximately $6.1 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(15)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At September 28, 2019, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In the first nine months of fiscal 2019, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2020. As of September 28, 2019, some of the contracts have been settled while the remaining contract positions and activity are not significant to the Company. At September 28, 2019, the aggregate fair value of these corn option contracts was approximately $0.8 million. As of December 29, 2018 there were no outstanding amounts. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2018 and the first nine months of fiscal 2019, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At September 28, 2019 and December 29, 2018, the aggregate fair value of these foreign exchange contracts was approximately $0.9 million and $1.6 million, respectively. The September 28, 2019 amounts are included in other current assets, accrued expense and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The December 29, 2018 amounts are included in other current assets, accrued expense and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of September 28, 2019, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	29,897	Euro	6,609
Brazilian real	1,105,749	U.S. dollar	309,020
Euro	65,145	U.S. dollar	72,542
Euro	24,654	Polish zloty	108,000
Euro	5,019	Japanese yen	601,153
Euro	15,147	Chinese renminbi	119,722
Euro	13,471	Australian dollar	21,850
Euro	5,677	British pound	5,138
Polish zloty	21,214	Euro	4,829
British pound	288	Euro	326
British pound	43	U.S. dollar	54
Japanese yen	229,604	U.S. dollar	2,130
U.S. dollar	634	Japanese yen	68,000
U.S. dollar	38,598	Euro	35,000

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at September 28, 2019 into earnings over the next 12 months will be approximately $0.7 million. As of September 28, 2019, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and nine months ended September 28, 2019 and September 29, 2018 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Foreign exchange	Foreign currency loss	$95	$(1,389)	$1,632	$(3,216)
Foreign exchange	Net sales	1,244	3,652	1,306	3,652
Foreign exchange	Cost of sales and operating expenses	(567)	(880)	(661)	(880)
Foreign exchange	Selling, general and administrative expense	1,915	359	2,437	3,354
Corn options and futures	Net sales	881	294	619	748
Corn options and futures	Cost of sales and operating expenses	(2,509)	(403)	(1,866)	(709)
Heating Oil swaps and options	Cost of sales and operating expenses	—	—	(506)	—
Total		$1,059	$1,633	$2,961	$2,949

At September 28, 2019, the Company had forward purchase agreements in place for purchases of approximately $39.3 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of September 28, 2019 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at September 28, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,844	$—	$4,844	$—
Total Assets	$4,844	$—	$4,844	$—

Liabilities:
Derivative instruments	$4,172	$—	$4,172	$—
5.25% Senior notes	525,000	—	525,000	—
3.625% Senior notes	597,138	—	597,138	—
Term loan A	13,935	—	13,935	—
Term loan B	496,238	—	496,238	—
Revolver debt	23,640	—	23,640	—
Total Liabilities	$1,660,123	$—	$1,660,123	$—

		Fair Value Measurements at December 29, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,307	$—	$4,307	$—
Total Assets	$4,307	$—	$4,307	$—

Liabilities:
Derivative instruments	$3,235	$—	$3,235	$—
5.375% Senior notes	495,000	—	495,000	—
3.625% Senior notes	585,303	—	585,303	—
Term loan A	67,739	—	67,739	—
Term loan B	492,525	—	492,525	—
Revolver debt	31,623	—	31,623	—
Total Liabilities	$1,675,425	$—	$1,675,425	$—

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At September 28, 2019 and December 29, 2018, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $66.8 million and $66.6 million, respectively.  The Company has insurance recovery receivables of approximately $26.1 million as of September 28, 2019 and December 29, 2018, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Fresno Facility Permit Issue. The Company has been named as a defendant and a real party in interest in a lawsuit filed on April 9, 2012 in the Superior Court of the State of California, Fresno County, styled Concerned Citizens of West Fresno vs. Darling International Inc. The complaint, as subsequently amended, alleges that the Company's Fresno facility is operating without a proper use permit and seeks, among other things, injunctive relief. The complaint had at one time also alleged that the Company's Fresno facility constitutes a continuing private and public nuisance, but the plaintiff has since amended the complaint to drop these allegations. The City of Fresno was also named as a defendant in the original complaint but has since had a judgment entered in its favor and is no longer a defendant in the lawsuit; however, in

December 2013 the City of Fresno filed a motion to intervene as a plaintiff in this matter. The Superior Court heard the motion on February 4, 2014, and entered an order on February 18, 2014 denying the motion. Rendering operations have been conducted on the site since 1955, and the Company believes that it possesses all of the required federal, state and local permits to continue to operate the facility in the manner currently conducted and that its operations do not constitute a private or public nuisance. Accordingly, the Company intends to defend itself vigorously in this matter. Discovery has begun and this matter was scheduled for trial in July 2014; however, the parties have agreed to stay the litigation while they participate in a mediation process, which remains ongoing. In January 2017, the Company entered into a non-binding letter of intent with the City of Fresno pursuant to which the City and the Company agreed to work toward the execution of a definitive agreement to relocate the facility to a different location in Fresno. In September 2019, the Company and the City of Fresno entered into a Disposition and Development Agreement (the “DADA”) pursuant to which the Company has agreed, subject to the terms and conditions contained in the DADA, to relocate the facility to a new facility, construction of which is currently anticipated to be completed during the second half of 2021. As a condition to the Company’s obligation to relocate the facility, the Concerned Citizens of West Fresno will enter into an agreement to stay the aforementioned litigation until such time as the relocation is complete, at which time they will dismiss the litigation with prejudice. Management believes that any disruption to its operations in Fresno resulting from the litigation, relocation or otherwise, would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

Fuel Ingredients
The Company's Fuel Ingredients segment consists of (i) the portion of the Company's biofuel business related to its investment in the DGD Joint Venture (ii) the Company's biofuel business conducted under the Dar Pro® and Rothsay names and (iii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 28, 2019
Net Sales	$496,978	$276,467	$68,604	$—	$842,049
Cost of sales and operating expenses	379,792	214,643	58,488	—	652,923
Gross Margin	117,186	61,824	10,116	—	189,126

Loss/(gain) on sale of assets	(2,429)	(253)	13	—	(2,669)
Selling, general and administrative expenses	47,319	22,811	912	12,507	83,549
Depreciation and amortization	50,182	19,743	7,895	2,587	80,407
Equity in net income of Diamond Green Diesel	—	—	32,020	—	32,020
Segment operating income/(loss)	22,114	19,523	33,316	(15,094)	59,859

Equity in net loss of other unconsolidated subsidiaries	(665)	—	—	—	(665)
Segment income/(loss)	21,449	19,523	33,316	(15,094)	59,194

Total other expense					(21,507)
Income before income taxes					$37,687

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 29, 2018
Net Sales	$482,744	$265,208	$64,624	$—	$812,576
Cost of sales and operating expenses	383,739	210,730	53,460	—	647,929
Gross Margin	99,005	54,478	11,164	—	164,647

Loss/(gain) on sale of assets	107	(33)	98	—	172
Selling, general and administrative expenses	39,702	21,843	(2,822)	8,724	67,447
Depreciation and amortization	47,321	19,697	9,370	2,454	78,842
Equity in net loss of Diamond Green Diesel	—	—	(2,630)	—	(2,630)
Segment operating income/(loss)	11,875	12,971	1,888	(11,178)	15,556

Equity in net loss of other unconsolidated subsidiaries	(162)	—	—	—	(162)
Segment income/(loss)	11,713	12,971	1,888	(11,178)	15,394

Total other expense					(21,934)
Loss before income taxes					$(6,540)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 28, 2019
Net Sales	$1,480,244	$830,466	$193,767	$—	$2,504,477
Cost of sales and operating expenses	1,143,606	643,091	161,855	—	1,948,552
Gross Margin	336,638	187,375	31,912	—	555,925

Loss (gain) on sale of assets	(7,343)	(13,518)	16	—	(20,845)
Selling, general and administrative expense	142,615	68,129	583	38,242	249,569
Depreciation and amortization	148,271	59,115	24,055	7,616	239,057
Equity in net income of Diamond Green Diesel	—	—	94,390	—	94,390
Segment operating income/(loss)	53,095	73,649	101,648	(45,858)	182,534

Equity in net loss of other unconsolidated subsidiaries	(1,087)	—	—	—	(1,087)
Segment income/(loss)	52,008	73,649	101,648	(45,858)	181,447

Total other expense					(80,026)
Income before income taxes					$101,421

Segment assets at September 28, 2019	$2,592,298	$1,307,422	$789,692	$255,487	$4,944,899

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 29, 2018
Net Sales	$1,467,365	$847,457	$219,774	$—	$2,534,596
Cost of sales and operating expenses	1,123,196	684,962	170,571	—	1,978,729
Gross Margin	344,169	162,495	49,203	—	555,867

Loss (gain) on sale of assets	526	(244)	190	—	472
Selling, general and administrative expense	131,914	67,894	(4,056)	37,155	232,907
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	140,933	60,725	26,378	7,879	235,915
Equity in net income of Diamond Green Diesel	—	—	109,655	—	109,655
Segment operating income/(loss)	70,796	19,155	136,346	(45,034)	181,263

Equity in net loss of other unconsolidated subsidiaries	(57)	—	—	—	(57)
Segment income/(loss)	70,739	19,155	136,346	(45,034)	181,206

Total other expense					(113,414)
Income before income taxes					$67,792

Segment assets at December 29, 2018	$2,566,106	$1,401,291	$761,817	$160,140	$4,889,354

(19)	Revenue

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

The following tables presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended September 28, 2019 and September 29, 2018 (in thousands):

	Three Months Ended September 28, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$411,566	$53,483	$11,176	$476,225
Europe	76,526	150,647	57,428	284,601
China	6,413	43,447	—	49,860
South America	—	13,154	—	13,154
Other	2,473	15,736	—	18,209
Net sales	$496,978	$276,467	$68,604	$842,049

Major product types
Fats	$150,018	$33,186	$—	$183,204
Used cooking oil	45,793	—	—	45,793
Proteins	196,912	—	—	196,912
Bakery	51,570	—	—	51,570
Other rendering	40,444	—	—	40,444
Food ingredients	—	221,091	—	221,091
Bioenergy	—	—	57,428	57,428
Biofuels	—	—	11,176	11,176
Other	12,241	22,190	—	34,431
Net sales	$496,978	$276,467	$68,604	$842,049

	Nine Months Ended September 28, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,223,253	$157,097	$26,530	$1,406,880
Europe	235,381	450,106	167,237	852,724
China	14,318	133,368	—	147,686
South America	—	37,944	—	37,944
Other	7,292	51,951	—	59,243
Net sales	$1,480,244	$830,466	$193,767	$2,504,477

Major product types
Fats	$438,436	$99,109	$—	$537,545
Used cooking oil	136,498	—	—	136,498
Proteins	603,110	—	—	603,110
Bakery	141,641	—	—	141,641
Other rendering	122,581	—	—	122,581
Food ingredients	—	666,235	—	666,235
Bioenergy	—	—	167,237	167,237
Biofuels	—	—	26,530	26,530
Other	37,978	65,122	—	103,100
Net sales	$1,480,244	$830,466	$193,767	$2,504,477

	Three Months Ended September 29, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$388,088	$45,538	$8,616	$442,242
Europe	81,381	146,872	56,008	284,261
China	11,199	43,185	—	54,384
South America	—	11,579	—	11,579
Other	2,076	18,034	—	20,110
Net sales	$482,744	$265,208	$64,624	$812,576

Major product types
Fats	$142,453	$39,172	$—	$181,625
Used cooking oil	38,863	—	—	38,863
Proteins	216,316	—	—	216,316
Bakery	44,638	—	—	44,638
Other rendering	27,519	—	—	27,519
Food ingredients	—	206,504	—	206,504
Bioenergy	—	—	56,008	56,008
Biofuels	—	—	8,616	8,616
Other	12,955	19,532	—	32,487
Net sales	$482,744	$265,208	$64,624	$812,576

	Nine Months Ended September 29, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$1,186,866	$135,803	$40,668	$1,363,337
Europe	251,495	490,133	179,106	920,734
China	23,279	132,578	—	155,857
South America	—	35,839	—	35,839
Other	5,725	53,104	—	58,829
Net sales	$1,467,365	$847,457	$219,774	$2,534,596

Major product types
Fats	$423,148	$122,806	$—	$545,954
Used cooking oil	123,555	—	—	123,555
Proteins	641,178	—	—	641,178
Bakery	135,871	—	—	135,871
Other rendering	87,860	—	—	87,860
Food ingredients	—	657,793	—	657,793
Bioenergy	—	—	179,106	179,106
Biofuels	—	—	40,668	40,668
Other	55,753	66,858	—	122,611
Net sales	$1,467,365	$847,457	$219,774	$2,534,596

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2019 under these long-term supply contracts was approximately $24.2 million, with the remaining performance obligations to be recognized in future periods (generally 5 years) of approximately $297.6 million.

(20)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended September 28, 2019 and September 29, 2018, the Company has recorded sales to the DGD Joint Venture of approximately $47.3 million and $23.9 million, respectively. For the nine months ended September 28, 2019 and September 29, 2018, the Company recorded sales to the DGD Joint Venture of approximately $149.5 million and $90.8 million, respectively. At September 28, 2019 and December 29, 2018, the Company has $8.6 million and $8.0 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $6.8 million of additional sales for the three months ended September 28, 2019 to defer the Company's portion of profit of approximately $1.0 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at September 28, 2019.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2020, unless extended by agreement of the parties. The DGD Loan Agreement replaces a similar agreement with lower commitment levels that expired on December 31, 2018. As of September 28, 2019, no amounts are owed to Darling Green under the DGD Loan Agreement.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods therein. The Company is currently evaluating the impact of this standard.

(22)     Guarantor Financial Information

The Company's 5.25% Notes and 3.625% Notes (see Note 10) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Darling Global Holdings Inc., Darling Northstar LLC, EV Acquisition, LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of September 28, 2019 and December 29, 2018, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) and the condensed consolidated statements of cash flows for the three and nine months ended September 28, 2019 and September 29, 2018. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$542	$26	$68,554	$—	$69,122
Restricted cash	103	—	56	—	159
Accounts receivable	42,305	682,090	500,072	(869,461)	355,006
Inventories	26,939	94,192	231,872	—	353,003
Income taxes refundable	1,544	—	3,408	—	4,952
Prepaid expenses	18,671	2,042	25,665	—	46,378
Other current assets	6,034	(2,057)	37,856	(16,772)	25,061
Total current assets	96,138	776,293	867,483	(886,233)	853,681
Investment in subsidiaries	5,056,589	1,366,517	844,043	(7,267,149)	—
Property, plant and equipment, net	426,046	510,433	778,289	—	1,714,768
Intangible assets, net	45,820	178,145	313,395	—	537,360
Goodwill	49,902	490,748	671,663	—	1,212,313
Investment in unconsolidated subsidiaries	12,878	—	434,811	—	447,689
Operating lease right-of-use asset	71,528	30,954	16,581	—	119,063
Other assets	36,165	145	48,143	(38,274)	46,179
Deferred taxes	—	—	13,846	—	13,846
	$5,795,066	$3,353,235	$3,988,254	$(8,191,656)	$4,944,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$24,509	$5	$53,350	$(16,772)	$61,092
Accounts payable	889,921	35,446	136,093	(869,450)	192,010
Income taxes payable	(862)	—	11,266	—	10,404
Current operating lease liability	19,220	10,225	5,778	—	35,223
Accrued expenses	103,571	28,667	164,936	(10)	297,164
Total current liabilities	1,036,359	74,343	371,423	(886,232)	595,893
Long-term debt, net of current portion	1,027,553	13	570,517	(38,274)	1,559,809
Long-term operating lease liability	53,459	20,262	10,033	—	83,754
Other noncurrent liabilities	79,126	—	34,096	—	113,222
Deferred income taxes	99,986	—	119,343	—	219,329
Total liabilities	2,296,483	94,618	1,105,412	(924,506)	2,572,007
Total stockholders’ equity	3,498,583	3,258,617	2,882,842	(7,267,150)	2,372,892
	$5,795,066	$3,353,235	$3,988,254	$(8,191,656)	$4,944,899

Condensed Consolidated Balance Sheet
As of December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$995	$32	$106,235	$—	$107,262
Restricted cash	103	—	4	—	107
Accounts receivable	56,113	619,628	461,005	(751,009)	385,737
Inventories	23,752	83,261	234,015	—	341,028
Income taxes refundable	2,851	—	3,611	—	6,462
Prepaid expenses	12,890	2,936	19,421	—	35,247
Other current assets	2,680	(1,418)	20,837	—	22,099
Total current assets	99,384	704,439	845,128	(751,009)	897,942
Investment in subsidiaries	4,880,193	1,366,126	844,044	(7,090,363)	—
Property, plant and equipment, net	375,824	503,130	808,904	—	1,687,858
Intangible assets, net	50,132	200,936	344,794	—	595,862
Goodwill	49,506	490,748	688,905	—	1,229,159
Investment in unconsolidated subsidiary	13,969	—	396,208	—	410,177
Other assets	39,395	138	13,842	—	53,375
Deferred income taxes	—	—	14,981	—	14,981
	$5,508,403	$3,265,517	$3,956,806	$(7,841,372)	$4,889,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$3,558	$5	$3,929	$—	$7,492
Accounts payable	783,406	24,388	162,678	(750,993)	219,479
Income taxes payable	(10)	—	4,053	—	4,043
Accrued expenses	107,572	33,387	168,541	(16)	309,484
Total current liabilities	894,526	57,780	339,201	(751,009)	540,498
Long-term debt, net of current portion	1,019,130	18	647,792	—	1,666,940
Other noncurrent liabilities	78,589	—	36,443	—	115,032
Deferred income taxes	95,710	—	135,353	—	231,063
Total liabilities	2,087,955	57,798	1,158,789	(751,009)	2,553,533
Total stockholders’ equity	3,420,448	3,207,719	2,798,017	(7,090,363)	2,335,821
	$5,508,403	$3,265,517	$3,956,806	$(7,841,372)	$4,889,354

Condensed Consolidated Statements of Operations
For the three months ended September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$164,488	$330,655	$403,749	$(56,843)	$842,049
Cost and expenses:
Cost of sales and operating expenses	130,498	273,238	306,030	(56,843)	652,923
Gain on sale of assets	(86)	(2,343)	(240)	—	(2,669)
Selling, general and administrative expenses	41,225	12,319	30,005	—	83,549
Depreciation and amortization	15,071	25,317	40,019	—	80,407
Total costs and expenses	186,708	308,531	375,814	(56,843)	814,210
Equity in net income of Diamond Green Diesel	—	—	32,020	—	32,020
Operating income/(loss)	(22,220)	22,124	59,955	—	59,859

Interest expense	(13,862)	(52)	(5,445)	—	(19,359)
Foreign currency losses	(30)	(4)	500	—	466
Other expense, net	(2,026)	(431)	(157)	—	(2,614)
Equity in net income/(loss) of other unconsolidated subsidiaries	(1,172)	—	507	—	(665)
Earnings in investments in subsidiaries	52,697	—	—	(52,697)	—
Income/(loss) before taxes	13,387	21,637	55,360	(52,697)	37,687
Income tax expense/(benefit)	(12,334)	6,472	16,712	—	10,850
Net income attributable to noncontrolling interests	—	—	(1,116)	—	(1,116)
Net income/(loss) attributable to Darling	$25,721	$15,165	$37,532	$(52,697)	$25,721

Condensed Consolidated Statements of Operations
For the nine months ended September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$481,645	$986,390	$1,206,999	$(170,557)	$2,504,477
Cost and expenses:
Cost of sales and operating expenses	384,408	813,491	921,210	(170,557)	1,948,552
Gain on sale of assets	(44)	(7,331)	(13,470)	—	(20,845)
Selling, general and administrative expenses	129,218	35,042	85,309	—	249,569
Depreciation and amortization	43,668	76,594	118,795	—	239,057
Total costs and expenses	557,250	917,796	1,111,844	(170,557)	2,416,333
Equity in net income of Diamond Green Diesel	—	—	94,390	—	94,390
Operating income/(loss)	(75,605)	68,594	189,545	—	182,534

Interest expense	(42,967)	(108)	(17,013)	—	(60,088)
Debt extinguishment costs	(12,126)	—	—	—	(12,126)
Foreign currency losses	(31)	(3)	(620)	—	(654)
Other income/(expense), net	(4,878)	(2,407)	127	—	(7,158)
Equity in net income/(loss) of other unconsolidated subsidiaries	(3,090)	—	2,003	—	(1,087)
Earnings in investments in subsidiaries	176,004	—	—	(176,004)	—
Income/(loss) before taxes	37,307	66,076	174,042	(176,004)	101,421
Income tax expense/(benefit)	(32,684)	15,571	41,013	—	23,900
Net income attributable to noncontrolling interests	—	—	(7,530)	—	(7,530)
Net income/(loss) attributable to Darling	$69,991	$50,505	$125,499	$(176,004)	$69,991

Condensed Consolidated Statements of Operations
For the three months ended September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$136,460	$328,148	$410,936	$(62,968)	$812,576
Cost and expenses:
Cost of sales and operating expenses	108,008	274,159	328,730	(62,968)	647,929
Loss (gain) on sale of assets	(29)	(12)	213	—	172
Selling, general and administrative expenses	34,967	7,457	25,023	—	67,447
Restructuring and impairment charges	—	—	—	—	—
Depreciation and amortization	12,036	25,322	41,484	—	78,842
Total costs and expenses	154,982	306,926	395,450	(62,968)	794,390
Equity in net loss of Diamond Green Diesel	—	—	(2,630)	—	(2,630)
Operating income/(loss)	(18,522)	21,222	12,856	—	15,556

Interest expense	(13,823)	190	(6,447)	—	(20,080)
Debt extinguishment costs	—	—	—	—	—
Foreign currency gains/(losses)	(4)	(2)	(2,100)	—	(2,106)
Loss on sale of subsidiary	—	—	3,038	—	3,038
Other income/(expense), net	(1,791)	(656)	(339)	—	(2,786)
Equity in net income/(loss) of other unconsolidated subsidiaries	(732)	—	570	—	(162)
Earnings in investments in subsidiaries	28,438	—	—	(28,438)	—
Income/(loss) before taxes	(6,434)	20,754	7,578	(28,438)	(6,540)
Income tax expense/(benefit)	(397)	179	(1,185)	—	(1,403)
Net income attributable to noncontrolling interests	—	—	(900)	—	(900)
Net income/(loss) attributable to Darling	$(6,037)	$20,575	$7,863	$(28,438)	$(6,037)

Condensed Consolidated Statements of Operations
For the nine months ended September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$391,281	$1,021,248	$1,302,210	$(180,143)	$2,534,596
Cost and expenses:
Cost of sales and operating expenses	306,298	821,220	1,031,354	(180,143)	1,978,729
Loss (gain) on sale of assets	(230)	(227)	929	—	472
Selling, general and administrative expenses	115,138	32,719	85,050	—	232,907
Restructuring and impairment charges	—	—	14,965	—	14,965
Depreciation and amortization	34,672	77,555	123,688	—	235,915
Total costs and expenses	455,878	931,267	1,255,986	(180,143)	2,462,988
Equity in net income of Diamond Green Diesel	—	—	109,655	—	109,655
Operating income/(loss)	(64,597)	89,981	155,879	—	181,263

Interest expense	(42,380)	7,193	(31,033)	—	(66,220)
Debt extinguishment costs	(15,635)	—	(7,874)	—	(23,509)
Foreign currency gains/(losses)	(441)	(96)	(6,545)	—	(7,082)
Loss on sale of subsidiary	(15,538)	—	3,038	—	(12,500)
Other income/(expense), net	(15,405)	(172)	11,474	—	(4,103)
Equity in net income/(loss) of other unconsolidated subsidiaries	(1,807)	—	1,750	—	(57)
Earnings in investments in subsidiaries	207,477	—	—	(207,477)	—
Income/(loss) before taxes	51,674	96,906	126,689	(207,477)	67,792
Income tax expense/(benefit)	(9,174)	5,706	7,460	—	3,992
Net income attributable to noncontrolling interests	—	—	(2,952)	—	(2,952)
Net income/(loss) attributable to Darling	$60,848	$91,200	$116,277	$(207,477)	$60,848

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$26,837	$15,165	$37,532	$(52,697)	$26,837
Other comprehensive income/(loss), net of tax:
Foreign currency translation	1,328	—	(48,954)	—	(47,626)
Pension adjustments	767	—	92	—	859
Corn option derivative adjustments	553	—	—	—	553
Heating oil derivative adjustments	—	—	(1,683)	—	(1,683)
Foreign exchange derivative adjustments	—	—	(4,944)	—	(4,944)
Total other comprehensive income/(loss), net of tax	2,648	—	(55,489)	—	(52,841)
Total comprehensive income/(loss)	29,485	15,165	(17,957)	(52,697)	(26,004)
Total comprehensive loss attributable to noncontrolling interest	—	—	1,120	—	1,120
Total comprehensive income/(loss) attributable to Darling	$29,485	$15,165	$(19,077)	$(52,697)	$(27,124)

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the nine months ended September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$77,521	$50,505	$125,499	$(176,004)	$77,521
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	1,509	—	(37,695)	—	(36,186)
Pension adjustments	2,300	—	276	—	2,576
Corn option derivative adjustments	575	—	—	—	575
Heating oil derivative adjustments	—	—	450	—	450
Foreign exchange derivative adjustments	—	—	(5,430)	—	(5,430)
Total other comprehensive income/(loss), net of tax	4,384	—	(42,399)	—	(38,015)
Total comprehensive income/(loss)	81,905	50,505	83,100	(176,004)	39,506
Total comprehensive income attributable to noncontrolling interest	—	—	7,822	—	7,822
Total comprehensive income/(loss) attributable to Darling	$81,905	$50,505	$75,278	$(176,004)	$31,684

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$(5,137)	$20,575	$7,863	$(28,438)	$(5,137)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	165	—	(5,749)	—	(5,584)
Pension adjustments	565	—	103	—	668
Soybean meal derivative adjustments	3	—	—	—	3
Corn option derivative adjustments	(40)	—	—	—	(40)
Foreign exchange derivative adjustment	—	—	309	—	309
Total other comprehensive income/(loss), net of tax	693	—	(5,337)	—	(4,644)
Total comprehensive income/(loss)	(4,444)	20,575	2,526	(28,438)	(9,781)
Total comprehensive income attributable to noncontrolling interest	—	—	(538)	—	(538)
Total comprehensive income/(loss) attributable to Darling	$(4,444)	$20,575	$3,064	$(28,438)	$(9,243)

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the nine months ended September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$63,800	$91,200	$116,277	$(207,477)	$63,800
Other comprehensive income/(loss), net of tax:
Foreign currency translation	1,281	(53,387)	(13,020)	—	(65,126)
Pension adjustments	1,696	—	305	—	2,001
Natural gas swap derivative adjustments	22	—	—	—	22
Soybean meal derivative adjustments	3	—	—	—	3
Corn option derivative adjustments	(1,198)	—	—	—	(1,198)
Foreign exchange derivative adjustments	—	—	309	—	309
Total other comprehensive income, net of tax	1,804	(53,387)	(12,406)	—	(63,989)
Total comprehensive income/(loss)	65,604	37,813	103,871	(207,477)	(189)
Total comprehensive loss attributable to noncontrolling interest	—	—	1,981	—	1,981
Total comprehensive income/(loss) attributable to Darling	$65,604	$37,813	$101,890	$(207,477)	$(2,170)

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$77,521	$50,505	$125,499	$(176,004)	$77,521
Earnings in investments in subsidiaries	(176,004)	—	—	176,004	—
Other operating cash flows	189,575	(2,763)	(1,651)	—	185,161
Net cash provided by operating activities	91,092	47,742	123,848	—	262,682

Cash flows from investing activities:
Capital expenditures	(88,639)	(61,337)	(95,116)	—	(245,092)
Acquisitions	(1,157)	—	(274)	—	(1,431)
Investment in subsidiaries and affiliates	(2,393)	(393)	—	786	(2,000)
Note receivable from affiliates	38,274	—	(38,274)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	380	12,223	2,799	—	15,402
Proceeds from insurance settlements	—	1,371	—	—	1,371
Payments related to routes and other intangibles	(131)	—	(3,019)	—	(3,150)
Net cash used in investing activities	(53,666)	(48,136)	(133,884)	786	(234,900)

Cash flows from financing activities:
Proceeds for long-term debt	500,000	—	11,985	—	511,985
Payments on long-term debt	(545,872)	(5)	(20,230)	—	(566,107)
Borrowings from revolving facilities	176,000	—	149,485	—	325,485
Payments on revolving facilities	(152,000)	—	(180,884)	—	(332,884)
Net cash overdraft financing	5,951	—	21,907	—	27,858
Deferred loan costs	(7,027)	—	—	—	(7,027)
Issuances of common stock	39	—	—	—	39
Repurchase of treasury stock	(11,740)	—	—	—	(11,740)
Contributions from parent	—	393	393	(786)	—
Minimum withholding taxes paid on stock awards	(3,230)	—	(17)	—	(3,247)
Distributions to noncontrolling interests	—	—	(4,500)	—	(4,500)
Net cash provided/(used) in financing activities	(37,879)	388	(21,861)	(786)	(60,138)

Effect of exchange rate changes on cash	—	—	(5,732)	—	(5,732)

Net decrease in cash, cash equivalents and restricted cash	(453)	(6)	(37,629)	—	(38,088)
Cash, cash equivalents and restricted cash at beginning of period	1,098	32	106,239	—	107,369
Cash, cash equivalents and restricted cash at end of period	$645	$26	$68,610	$—	$69,281

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$63,800	$91,200	$116,277	$(207,477)	$63,800
Earnings in investments in subsidiaries	(207,477)	—	—	207,477	—
Other operating cash flows	187,663	(49,424)	(2,341)	—	135,898
Net cash provided/(used) by operating activities	43,986	41,776	113,936	—	199,698

Cash flows from investing activities:
Capital expenditures	(75,282)	(65,079)	(73,365)	—	(213,726)
Acquisitions	(51,301)	—	—	—	(51,301)
Investment in subsidiaries and affiliates	(10,000)	(198,880)	—	198,880	(10,000)
Proceeds from sale of investment in subsidiary	80,000	—	2,805	—	82,805
Note receivable from affiliates	—	217,880	(217,880)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,282	843	1,236	—	3,361
Proceeds from insurance settlements	750	503	—	—	1,253
Payments related to routes and other intangibles	(246)	—	(1,007)	—	(1,253)
Net cash used in investing activities	(54,797)	(44,733)	(288,211)	198,880	(188,861)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	623,698	—	623,698
Payments on long-term debt	(10,090)	—	(651,178)	—	(661,268)
Borrowings from revolving credit facility	238,000	—	148,436	—	386,436
Payments on revolving credit facility	(215,000)	—	(147,463)	—	(362,463)
Net cash overdraft financing	—	—	3,361	—	3,361
Deferred loan costs	(824)	—	(8,844)	—	(9,668)
Issuances of common stock	182	—	—	—	182
Contributions from parent	—	—	198,880	(198,880)	—
Minimum withholding taxes paid on stock awards	(2,152)	—	(63)	—	(2,215)
Distributions to noncontrolling interests	—	—	(8,005)	—	(8,005)
Net cash provided by financing activities	10,116	—	158,822	(198,880)	(29,942)

Effect of exchange rate changes on cash	—	—	(6,238)	—	(6,238)

Net decrease in cash, cash equivalents and restricted cash	(695)	(2,957)	(21,691)	—	(25,343)
Cash, cash equivalents and restricted cash at beginning of period	1,827	2,993	102,096	—	106,916
Cash, cash equivalents and restricted cash at end of period	$1,132	$36	$80,405	$—	$81,573

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 3 to the Company's Consolidated Financial Statement for the period ended September 28, 2019 included herein, (ii) the conversion of animal fats and recycled greases into biodiesel in North America, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (v) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Business and Regulatory Developments

African Swine Fever (“ASF”) is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report. In early August 2018, ASF was reported in domestic pig herds located in Northeast China and has since become widespread, infecting multiple Chinese and Vietnamese provinces and has been reported in Cambodia, Laos, Myanmar, The Philippines and Timor-Leste in South East Asia and the People's Democratic Republic of Korea, Republic of Korea and Mongolia in East Asia. Measures to control the disease include, amongst others, bans on feeding kitchen food waste to pigs, marketing only swine tested and certified negative for the virus, depopulating infected herds, biosecurity regimes, restricting the movement of pigs out of infected zones or regions and export bans of live pigs. The restrictions in transportation have created serious dislocations in pork supplies and resulted in strong reduction of slaughter numbers and thereby volumes of raw material supplied to our locations in China that process blood and make collagen from pork skins. Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, resulted in a temporary ban on the use of porcine plasma in pork feed which negatively affected demand for our products as ingredients in porcine animal feed in China. This ban has now been lifted and porcine plasma is once again allowed to be used in pork feed provided that certain newly established guidelines are met. ASF has also been reported in Eastern Europe since 2007, predominantly in wild boar and to a limited extent in domestic pigs. It has recently spread over long distance to Western Europe, where since September 2018 numerous cases have been detected in wild boar in Belgium. As of the date of this report, this spread has been restricted to wild animals only. As of the date of this report, ASF has not been reported in North or South America. In the United States, the Animal and Plant Health Inspection Service (APHIS) has implemented a surveillance plan for AFS to strengthen detection capabilities, enhance outbreak preparedness and support claims that ASF is not present in the United States. ASF does not infect humans and is not considered a food safety hazard. For a more detailed discussion of animal diseases and other factors that can impact the Company’s business and results of operations, see the Risk Factor discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Operating Performance Indicators

The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 29, 2018.

The Company’s Feed Ingredients segment animal by-products, bakery residuals, used cooking oil recovery, and blood operations are each influenced by prices for agricultural-based alternative ingredients such as corn oil, soybean oil, soybean meal, and palm oil. In these operations, the costs of the Company's raw materials change with, or in certain cases are indexed to, the selling price or the anticipated selling price of the finished goods produced from the acquired raw materials and/or in some cases, the price spread between various types of finished products. The Company believes that this methodology of procuring raw materials generally establishes a relatively stable gross margin upon the acquisition of the raw material. Although the costs of raw materials for the Feed Ingredients segment are generally based upon actual or anticipated finished goods selling prices, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate, and often times, material impact on the Company’s gross margin and profitability resulting from the brief lapse of time between the procurement of the raw materials and the sale of the finished goods. In addition, the volume of raw material acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on the gross margin reported, as the Company has a substantial amount of fixed operating costs.

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

In 2019, the Company continued to evaluate operational developments and the impact of anticipated significant expansion of the DGD Joint Venture. This evaluation was impactful to the consideration of how the Company most appropriately reflects its share of equity income from the DGD Joint Venture. Based on the Company's analysis, it was determined that the DGD Joint Venture has evolved into an integral and integrated part of the Company's ongoing operations. The Company determined this justifies a more meaningful and transparent presentation of equity in net income of the DGD Joint Venture as a component of the Company's operating income. As a result, the Company has reclassified its equity in net income of the DGD Joint Venture to operating income for all periods presented. Prior to the third quarter ended September 28, 2019, the equity in Diamond Green Diesel was presented below the operating income line in the Company’s published results.  Commencing with the third quarter of 2019, the Company is including its equity in earnings of Diamond Green Diesel in operating income for all periods presented.

Results of Operations

Three Months Ended September 28, 2019 Compared to Three Months Ended September 29, 2018

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2019, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2019, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2018 are as follows:

	Avg. Price 3rd Quarter 2019	Avg. Price 3rd Quarter 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 216.29/ton	$ 264.78/ton	$ (48.49)/ton	(18.3)%
Feed Grade PM (Mid-South)	$ 234.60/ton	$ 268.13/ton	$ (33.53)/ton	(12.5)%
Pet Food PM (Mid-South)	$ 411.77/ton	$ 556.48/ton	$ (144.71)/ton	(26.0)%
Feather meal (Mid-South)	$ 333.43/ton	$ 453.58/ton	$ (120.15)/ton	(26.5)%
BFT (Chicago)	$ 30.50/cwt	$ 27.70/cwt	$ 2.80/cwt	10.1%
YG (Illinois)	$ 24.53/cwt	$ 22.19/cwt	$ 2.34/cwt	10.5%
Corn (Illinois)	$ 4.16/bushel	$ 3.53/bushel	$ 0.63/bushel	17.8%
Reuters:
Palm Oil (CIF Rotterdam)	$ 533.00/MT	$ 566.00/MT	$ (33.00)/MT	(5.8)%
Soy meal (CIF Rotterdam)	$ 339.00/MT	$ 391.00/MT	$ (52.00)/MT	(13.3)%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2019, compared to the average Jacobsen and Reuters prices for the second quarter of fiscal 2019.

	Avg. Price 3rd Quarter 2019	Avg. Price 2nd Quarter 2019	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 216.29/ton	$ 227.10/ton	$ (10.81)/ton	(4.8)%
Feed Grade PM (Mid-South)	$ 234.60/ton	$ 238.16/ton	$ (3.56)/ton	(1.5)%
Pet Food PM (Mid-South)	$ 411.77/ton	$ 584.53/ton	$ (172.76)/ton	(29.6)%
Feather meal (Mid-South)	$ 333.43/ton	$ 346.41/ton	$ (12.98)/ton	(3.7)%
BFT (Chicago)	$ 30.50/cwt	$ 29.20/cwt	$ 1.30/cwt	4.5%
YG (Illinois)	$ 24.53/cwt	$ 22.40/cwt	$ 2.13/cwt	9.5%
Corn (Illinois)	$ 4.16/bushel	$ 3.97/bushel	$ 0.19/bushel	4.8%
Reuters:
Palm Oil (CIF Rotterdam)	$ 533.00/MT	$ 515.00/MT	$ 18.00/MT	3.5%
Soy meal (CIF Rotterdam)	$ 339.00/MT	$ 347.00/MT	$ (8.00)/MT	(2.3)%
Segment Results

Segment operating income for the three months ended September 28, 2019 was $59.9 million, which reflects an increase of $44.3 million or 284.0% as compared to the three months ended September 29, 2018.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 28, 2019
Net Sales	$496,978	$276,467	$68,604	$—	$842,049
Cost of sales and operating expenses	379,792	214,643	58,488	—	652,923
Gross Margin	117,186	61,824	10,116	—	189,126

Gross Margin %	23.6%	22.4%	14.7%	—%	22.5%

Loss (gain) on sale of assets	(2,429)	(253)	13	—	(2,669)
Selling, general and administrative expenses	47,319	22,811	912	12,507	83,549
Depreciation and amortization	50,182	19,743	7,895	2,587	80,407
Equity in net income of Diamond Green Diesel	—	—	32,020	—	32,020
Segment operating income/(loss)	22,114	19,523	33,316	(15,094)	59,859

Equity in net loss of other unconsolidated subsidiaries	(665)	—	—	—	(665)
Segment income/(loss)	21,449	19,523	33,316	(15,094)	59,194

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 29, 2018
Net Sales	$482,744	$265,208	$64,624	$—	$812,576
Cost of sales and operating expenses	383,739	210,730	53,460	—	647,929
Gross Margin	99,005	54,478	11,164	—	164,647

Gross Margin %	20.5%	20.5%	17.3%	—%	20.3%

Loss (gain) on sale of assets	107	(33)	98	—	172
Selling, general and administrative expenses	39,702	21,843	(2,822)	8,724	67,447
Depreciation and amortization	47,321	19,697	9,370	2,454	78,842
Equity in net loss of Diamond Green Diesel	—	—	(2,630)	—	(2,630)
Segment operating income/(loss)	11,875	12,971	1,888	(11,178)	15,556

Equity in net loss of other unconsolidated subsidiaries	(162)	—	—	—	(162)
Segment income/(loss)	11,713	12,971	1,888	(11,178)	15,394

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended September 28, 2019, the raw material processed by the Company's Feed Ingredients segment totaled 2.19 million metric tons. Compared to the three months ended September 29, 2018, overall raw material volume processed in the Feed Ingredients segment increased approximately 0.9%.

Sales. During the three months ended September 28, 2019, net sales for the Feed Ingredients segment were $497.0 million as compared to $482.7 million during the three months ended September 29, 2018, an increase of approximately $14.3 million or 3.0%. Net sales for fats were approximately $150.0 million and $142.4 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Protein net sales were approximately $196.9 million and $216.3 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $40.4 million and $27.5 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Total rendering net sales were approximately $387.3 million and $386.2 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Used cooking oil net sales were approximately $45.9 million and $38.9 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Bakery net sales were approximately $51.6 million and $44.7 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and other sales, which includes trap services, net sales were approximately $12.2 million and $12.9 million for the three months ended September 28, 2019 and September 29, 2018, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended September 29, 2018	$142.4	$216.3	$27.5	$386.2	$38.9	$44.7	$12.9	$482.7
Increase/(decrease) in sales volumes	2.8	3.0	—	5.8	5.2	0.6	—	11.6
Increase/(decrease) in finished product prices	5.9	(19.6)	—	(13.7)	1.8	6.3	—	(5.6)
Increase/(decrease) due to currency exchange rates	(1.1)	(2.8)	(0.1)	(4.0)	—	—	—	(4.0)
Other change	—	—	13.0	13.0	—	—	(0.7)	12.3
Total change	7.6	(19.4)	12.9	1.1	7.0	6.9	(0.7)	14.3
Net sales three months ended September 28, 2019	$150.0	$196.9	$40.4	$387.3	$45.9	$51.6	$12.2	$497.0

Margins. In the Feed Ingredients segment for the three months ended September 28, 2019, the gross margin percentage increased to 23.6% as compared to 20.5% for the same period of fiscal 2018. The increase is primarily due to the prior year acquisition of Triple - T Foods in October 2018, higher margins on fat sales due to an increase in fat prices and a negative impact on Chinese inventories relating to ASF recorded in fiscal 2018.

Segment operating income. Feed Ingredients operating income for the three months ended September 28, 2019 was $22.1 million, an increase of $10.2 million or 85.7% as compared to the three months ended September 29, 2018. This was due to the acquisition of Triple - T Foods in October 2018, higher fat and bakery sales, and gains on the sale of fixed assets that more than offset higher selling, general and administrative costs, higher operating costs due to the addition of several new facilities and partial multiemployer pension withdrawal charges.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended September 28, 2019, the raw material processed by the Company's Food Ingredients segment totaled 260,000 metric tons. As compared to the three months ended September 29, 2018, overall raw material volume processed in the Food Ingredients segment decreased by approximately 9.2%.

Sales. Overall sales increase in the Food Ingredients segment primarily due to higher average sales prices primarily resulting from higher values for collagen sales.

Margins. In the Food Ingredients segment for the three months ended September 28, 2019, the gross margin percentage increased to 22.4% as compared to 20.5% during the comparable period of fiscal 2018. The increase is primarily due to improved margins from the growth of the collagen business which more than offset lower casing and edible fat margins.

Segment operating income. Food Ingredients operating income was $19.5 million for the three months ended September 28, 2019, an increase of $6.5 million or 50.0% as compared to the three months ended September 28, 2018. The increase is primarily due to improved results in the collagen markets of all regions. The Company's edible fat margins were lower because of lower volumes processed resulting from export of raw materials to Asian food markets due to ASF as compared to the same period in fiscal 2018. The casing business also delivered lower earnings due to lower margins resulting from lower sales prices as compared to the same period in fiscal 2018.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended September 28, 2019, the raw material processed by the Company's Fuel Ingredients segment totaled 308,000 metric tons. As compared to the three months ended September 29, 2018, overall raw material volume processed in the Fuel Ingredients segment increased by approximately 6.2%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended September 28, 2019, the gross margin percentage decreased to 14.7% as compared to 17.3% for the comparable period of fiscal 2018. The decrease is primarily related to lower finished product prices in fiscal 2019 as compared to fiscal 2018.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from DGD Joint Venture) for the three months ended September 28, 2019 was $33.3 million, an increase of $31.4 million or 1,652.6% as compared to the same period in fiscal 2018. The increase is primarily due to current year net income at the DGD Joint Venture from higher capacity as compared to a net loss in the prior year period at the DGD Joint Venture, which more than offset the business interruption gain recorded at Rendac in fiscal 2018.

Foreign Currency Exchange

During the third quarter of fiscal 2019, the euro weakened against the U.S. dollar as compared to the same period in fiscal 2018. Using actual results for the three months ended September 28, 2019 and using the prior year's average currency rate for the three months ended September 29, 2018, foreign currency translation would result in an increase in operating income of approximately $3.1 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended September 28, 2019 of €1.00:USD$1.11 and CAD$1.00:USD$0.76 as compared to the average rate for the three months ended September 29, 2018 of €1.00:USD$1.16 and CAD$1.00:USD$0.76, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.5 million during the three months ended September 28, 2019, compared to $8.7 million during the three months ended September 29, 2018, an increase of $3.8 million. The increase is primarily due to an increase in performance based compensation expense.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $0.1 million to $2.6 million during the three months ended September 28, 2019, as compared to $2.5 million during the three months ended September 29, 2018.

Interest Expense. Interest expense was $19.4 million during the three months ended September 28, 2019, compared to $20.1 million during the three months ended September 29, 2018, a decrease of $0.7 million. The decrease is primarily due to lower interest costs from the refinance of the Company's €515 million Senior Notes from 4.75% to 3.625% in the second quarter of fiscal 2018, the refinance of the Company's $500 million Senior Notes from 5.375% to 5.25% in April 2019 and lower interest from the Term loan A and Term loan B notes from debt payoffs and lower interest rates.

Foreign Currency Losses.  Foreign currency gains were $0.5 million for the three months ended September 28, 2019 as compared to foreign currency losses of $2.1 million for the three months ended September 29, 2018. The gain in foreign currency is due primarily to gains on the revaluation of non-functional currency liabilities as compared to losses in the same period in fiscal 2018.

Gain on disposal of subsidiaries. No gains or losses were recorded in the three months ended September 28, 2019, as compared to a gain on sale of subsidiary from the liquidation of a majority owned foreign joint venture in the three months ended September 29, 2018.

Other Expense, net. Other expense was $2.6 million in the three months ended September 28, 2019, compared to other expense of $2.8 million for the three months ended September 29, 2018. The decrease in other expense was primarily due to a decrease in casualty losses that more than offset an increase in the non-service component of pension expense as compared to the same period in fiscal 2018.

Equity in Net Loss in Investment of Other Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the net losses of its domestic unconsolidated subsidiary other than the DGD Joint Venture that more than offset net income from foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded income tax expense of $10.9 million for the three months ended September 28, 2019, compared to $1.4 million of income tax benefit recorded in the three months ended September 29, 2018, an increase of $12.3 million. The effective tax rate for the three months ended September 28, 2019 was 28.8%. The effective tax rate for the three months ended September 28, 2019 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and compensation related expenses not deductible for tax purposes. The effective tax rate for the three months ended September 29, 2018 was 21.5%. The effective tax rate for the three months ended September 29, 2018 differed slightly from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), losses that provided no tax benefit, and discrete items. The Company's effective tax rate excluding discrete items is 29.8% for the three months ended September 28, 2019, compared to 28.8% for the three months ended September 29, 2018.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at September 28, 2019.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Third Quarter 2019 As Compared to Third Quarter 2018

	Three Months Ended
(dollars in thousands)	September 28, 2019	September 29, 2018
Net income/(loss) attributable to Darling	$25,721	$(6,037)
Depreciation and amortization	80,407	78,842
Interest expense	19,359	20,080
Income tax expense/(benefit)	10,850	(1,403)
Foreign currency loss/(gain)	(466)	2,106
Other expense/(income), net	2,614	2,786
Loss/(gain) on disposal of subsidiaries	—	(3,038)
Equity in net (income)/loss of Diamond Green Diesel	(32,020)	2,630
Equity in net loss of unconsolidated subsidiaries	665	162
Net income attributable to non-controlling interests	1,116	900
Darling's Adjusted EBITDA	$108,246	$97,028

Foreign currency exchange impact (1)	3,088	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$111,334	$97,028

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$39,548	$509

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$147,794	$97,537

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended September 28, 2019 of €1.00:USD$1.11 and CAD$1.00:USD$0.76 as compared to the average rate for the three months ended September 29, 2018 of €1.00:USD$1.16 and CAD$1.00:USD$0.76, respectively.

For the three months ended September 28, 2019, the Company generated Adjusted EBITDA of $108.2 million, as compared to $97.0 million in the same period in fiscal 2018.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $111.3 million in the three months ended September 28, 2019, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $97.0 million in the same period in fiscal 2018.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 3 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Nine Months Ended September 28, 2019 Compared to Nine Months Ended September 29, 2018

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•	Finished product commodity prices

•	Segment results

•	Foreign currency exchange

•	Corporate activities

•	Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first nine months of fiscal 2019, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2019, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2018 are as follows:

	Avg. Price First Nine Months 2019	Avg. Price First Nine Months 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 231.13/ton	$ 272.27/ton	$ (41.14)/ton	(15.1)%
Feed Grade PM (Mid-South)	$ 247.34/ton	$ 267.95/ton	$ (20.61)/ton	(7.7)%
Pet Food PM (Mid-South)	$ 560.27/ton	$ 690.76/ton	$ (130.49)/ton	(18.9)%
Feather meal (Mid-South)	$ 375.89/ton	$ 467.78/ton	$ (91.89)/ton	(19.6)%
BFT (Chicago)	$ 28.90/cwt	$ 26.52/cwt	$ 2.38/cwt	9.0%
YG (Illinois)	$ 22.55/cwt	$ 20.83/cwt	$ 1.72/cwt	8.3%
Corn (Illinois)	$ 3.94/bushel	$ 3.65/bushel	$ 0.29/bushel	7.9%
Reuters:
Palm Oil (CIF Rotterdam)	$ 533.00/MT	$ 631.00/MT	$ (98.00)/MT	(15.5)%
Soy meal (CIF Rotterdam)	$ 346.00/MT	$ 417.00/MT	$ (71.00)/MT	(17.0)%

Segment Results

Segment operating income for the nine months ended September 28, 2019 was $182.5 million, which reflects an increase of $1.2 million or 0.7% as compared to the nine months ended September 29, 2018.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 28, 2019
Net Sales	$1,480,244	$830,466	$193,767	$—	$2,504,477
Cost of sales and operating expenses	1,143,606	643,091	161,855	—	1,948,552
Gross Margin	336,638	187,375	31,912	—	555,925

Gross Margin %	22.7%	22.6%	16.5%	—%	22.2%

Loss (gain) on sale of assets	(7,343)	(13,518)	16	—	(20,845)
Selling, general and administrative expenses	142,615	68,129	583	38,242	249,569
Depreciation and amortization	148,271	59,115	24,055	7,616	239,057
Equity in net income in Diamond Green Diesel	—	—	94,390	—	94,390
Segment operating income/(loss)	53,095	73,649	101,648	(45,858)	182,534

Equity in net loss of other unconsolidated subsidiaries	(1,087)	—	—	—	(1,087)
Segment income/(loss)	52,008	73,649	101,648	(45,858)	181,447

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 29, 2018
Net Sales	$1,467,365	$847,457	$219,774	$—	$2,534,596
Cost of sales and operating expenses	1,123,196	684,962	170,571	—	1,978,729
Gross Margin	344,169	162,495	49,203	—	555,867

Gross Margin %	23.5%	19.2%	22.4%	—%	21.9%

Loss (gain) on sale of assets	526	(244)	190	—	472
Selling, general and administrative expenses	131,914	67,894	(4,056)	37,155	232,907
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	140,933	60,725	26,378	7,879	235,915
Equity in net income of Diamond Green Diesel	—	—	109,655	—	109,655
Segment operating income/(loss)	70,796	19,155	136,346	(45,034)	181,263

Equity in net loss of other unconsolidated subsidiaries	(57)	—	—	—	(57)
Segment income/(loss)	70,739	19,155	136,346	(45,034)	181,206

Feed Ingredients Segment

Raw material volume. Overall, in the nine months ended September 28, 2019, the raw material processed by the Company's Feed Ingredients segment totaled 6.53 million metric tons. Compared to the nine months ended September 29, 2018, overall raw material volume processed in the Feed Ingredients segment increased approximately 5.4%.

Sales. During the nine months ended September 28, 2019, net sales for the Feed Ingredients segment were $1,480.2 million as compared to $1,467.4 million during the nine months ended September 29, 2018, an increase of approximately $12.8 million or 0.9%. Net sales for fats were approximately $438.4 million and $423.1 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. Protein net sales were approximately $603.1 million and $641.2 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $122.6 million and $87.8 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. Total rendering net sales were approximately $1,164.1 million and $1,152.1 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. Used cooking oil net sales were approximately $136.5 million and $123.6 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. Bakery net sales were approximately $141.6 million and $135.9 million for the nine months ended September 28, 2019 and September 29, 2018, respectively, and other sales, which includes trap services and, for 2018, industrial residual services, net sales were approximately $38.0 million and $55.8 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales nine months ended September 29, 2018	$423.1	$641.2	$87.8	$1,152.1	$123.6	$135.9	$55.8	$1,467.4
Increase/(decrease) in sales volumes	14.7	31.5	—	46.2	14.0	(1.4)	—	58.8
Increase/(decrease) in finished product prices	5.7	(55.3)	—	(49.6)	(0.9)	7.1	—	(43.4)
Increase/(decrease) due to currency exchange rates	(5.1)	(14.3)	(0.5)	(19.9)	(0.2)	—	(0.1)	(20.2)
Other change (1)	—	—	35.3	35.3	—	—	(17.7)	17.6
Total change	15.3	(38.1)	34.8	12.0	12.9	5.7	(17.8)	12.8
Net sales nine months ended September 29, 2019	$438.4	$603.1	$122.6	$1,164.1	$136.5	$141.6	$38.0	$1,480.2

(1)	The decrease in other net sales is primarily a result of the sale of the Company's industrial residuals business in May 2018.

Margins. In the Feed Ingredients segment for the nine months ended September 28, 2019, the gross margin percentage decreased to 22.7% as compared to 23.5% for the same period of fiscal 2018. The decrease is primarily due to lower protein finished product prices and higher factory costs from the addition of several new facilities.

Segment operating income. Feed Ingredients operating income for the nine months ended September 28, 2019 was $53.1 million, a decrease of $17.7 million or (25.0)% as compared to the nine months ended September 29, 2018. This was primarily due to a decrease in protein finished product sales prices, lower spreads in poultry pet grade products and higher factory, depreciation and amortization costs from the addition of several new facilities and partial multiemployer pension withdrawal charges.

Food Ingredients Segment

Raw material volume. Overall, for the nine months ended September 28, 2019, the raw material processed by the Company's Food Ingredients segment totaled 809,000 metric tons. As compared to the nine months ended September 29, 2018, overall raw material volume processed in the Food Ingredients segment decreased by approximately 16.0%.

Sales. Overall sales decreased in the Food Ingredients segment primarily due to lower edible fat sales caused by lower competing fats markets and lower casings sales prices primarily resulting from lower volumes. The Company was able to service the customers impacted by the closure of the Argentina collagen plant by increasing sales from its other collagen locations.

Margins. In the Food Ingredients segment for the nine months ended September 28, 2019, the gross margin percentage increased to 22.6% as compared to 19.2% during the comparable period of fiscal 2018. The increase is primarily due to improved margins from the growth of the collagen business and the closure of the Argentina collagen plant which more than offset lower casing and edible fat margins.

Segment operating income. Food Ingredients operating income was $73.6 million for the nine months ended September 28, 2019, an increase of $54.4 million or 283.3% as compared to the nine months ended September 29, 2018. The increase is primarily due to improved results in the collagen markets, a gain on sale of assets in China and no restructuring and impairment charges in the current year as compared to the same period in fiscal 2018 when the Company closed its Argentina collagen plant.

Fuel Ingredients Segment

Raw material volume. Overall, in the nine months ended September 28, 2019, the raw material processed by the Company's Fuel Ingredients segment totaled 929,000 metric tons. As compared to the nine months ended September 29, 2018, overall raw material volume processed in the Fuel Ingredients segment increased by approximately 24.4%.

Sales. Overall sales decreased in the Fuel Ingredients segment primarily due to no blenders tax credits recorded in fiscal 2019 in North America, lower diesel and RIN values in the North American market in fiscal 2019 as compared to the prior year and lower volumes at Rendac in the Company's bioenergy business because of conversion of some raw materials to the Feed segment activities.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the nine months ended September 28, 2019, the gross margin percentage decreased to 16.5% as compared to 22.4% for the comparable period of fiscal 2018. The decrease is primarily related to the 2017 blenders tax credits recorded in the first quarter of 2018 as compared to no blenders tax credits recorded in fiscal 2019 and lower diesel and RIN values in North America in fiscal 2019 as compared to fiscal 2018.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from DGD Joint Venture) for the nine months ended September 28, 2019 was $101.6 million, a decrease of $34.7 million or (25.5)% as compared to the same period in fiscal 2018. The decrease in earnings is primarily related to the 2017 blenders tax credits booked in the first quarter of 2018 as compared to no blenders tax credits booked in fiscal 2019.

Foreign Currency Exchange

During the first nine months of fiscal 2019, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2018. Using actual results for the nine months ended September 28, 2019 and using the prior year's average currency rate for the nine months ended September 29, 2018, foreign currency translation would result in an increase in operating income of approximately $14.7 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the nine months ended September 28, 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75 as compared to the average rate for the nine months ended September 29, 2018 of €1.00:USD$1.20 and CAD$1.00:USD$0.78, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $38.2 million during the nine months ended September 28, 2019, compared to $37.2 million during the nine months ended September 29, 2018, an increase of $1.0 million. The increase is due to an increase in performance based compensation.

Depreciation and Amortization.  Depreciation and amortization charges decreased slightly by $0.3 million to $7.6 million during the nine months ended September 28, 2019, as compared to $7.9 million during the nine months ended September 29, 2018.  The decrease is due to certain of the Company's office and computer equipment assets becoming fully depreciated in fiscal 2018.

Interest Expense. Interest expense was $60.1 million during the nine months ended September 28, 2019, compared to $66.2 million during the nine months ended September 29, 2018, a decrease of $6.1 million. The decrease is primarily due to the refinance of the Company's €515 million Senior Notes from 4.75% to 3.625% in the second quarter of fiscal 2018.

Debt Extinguishment costs. Debt extinguishment costs were $12.1 million during the nine months ended September 28, 2019, compared to $23.5 million in the nine months ended September 29, 2018. The decrease was due to lower tender and redemption premiums and write-off of deferred loan costs on the 5.375% Senior Notes as compared to the 4.75% Senior Notes extinguished in fiscal 2018.

Foreign Currency Losses.  Foreign currency losses were $0.7 million for the nine months ended September 28, 2019 as compared to $7.1 million for the nine months ended September 29, 2018. The decrease is due primarily to less losses on the revaluation of non-functional currency liabilities as compared to the same period in fiscal 2018.

Loss on disposal of subsidiaries. No gains or losses were recorded in the nine months ended September 28, 2019 as compared to a loss on sale of subsidiary, which represents the loss recorded on the sale of a domestic subsidiary during the nine months ended September 29, 2018 that more than offset a gain recorded on the liquidation of a majority owned foreign joint venture.

Other Expense, net. Other expense was $7.2 million in the nine months ended September 28, 2019, compared to other expense of $4.1 million for the nine months ended September 29, 2018. The increase in other expense was primarily due to an increases in casualty losses and in the non-service component of pension expense in the nine months ended September 28, 2019 as compared to the same period in fiscal 2018.

Equity in Net loss in Investment of Other Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the net losses of its domestic unconsolidated subsidiary other than the DGD Joint Venture that more than offset net income from foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded income tax expense of $23.9 million for the nine months ended September 28, 2019, compared to $4.0 million of income tax expense recorded in the nine months ended September 29, 2018, an increase of $19.9 million. The effective tax rate for the nine months ended September 28, 2019 was 23.6%. The effective tax rate for the nine months ended September 28, 2019 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), compensation related expenses not deductible for tax purposes and discrete items, including the favorable settlement of an audit and recognition of a deferred tax asset for which no tax benefit had previously been recorded. The effective tax rate for the nine months ended September 29, 2018 was 5.9%. The effective tax rate for the nine months ended September 29, 2018 differed from the statutory rate of 21% due primarily to the retroactive reenactment of the biofuel tax incentive for 2017 during the first quarter of 2018 offset by the impact of certain losses, including the Company's sale of its Terra Renewal Services industrial residuals business and the shut-down of its Hurlingham, Argentina plant, that provided no tax benefit. The Company's effective tax rate excluding the biofuel tax incentive and other discrete items is 27.9% for the nine months ended September 28, 2019, compared to 27.8% for the nine months ended September 29, 2018.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended September 28, 2019 Compared to the Three Months Ended September 29, 2018 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Nine Months of Fiscal 2019 As Compared to First Nine Months of Fiscal 2018

	Nine Months Ended
(dollars in thousands)	September 28, 2019	September 29, 2018
Net income/(loss) attributable to Darling	$69,991	$60,848
Depreciation and amortization	239,057	235,915
Interest expense	60,088	66,220
Income tax expense/(benefit)	23,900	3,992
Restructuring and impairment charges	—	14,965
Foreign currency loss/(gain)	654	7,082
Other expense/(income), net	7,158	4,103
Debt extinguishment costs	12,126	23,509
Loss on disposal of subsidiaries	—	12,500
Equity in net (income)/loss of Diamond Green Diesel	(94,390)	(109,655)
Equity in net loss of unconsolidated subsidiaries	1,087	57
Net income attributable to non-controlling interests	7,530	2,952
Darling's Adjusted EBITDA	$327,201	$322,488

Foreign currency exchange impact (1)	14,749	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$341,950	$322,488

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$113,270	$118,745

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$440,471	$441,233

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the nine months ended September 28, 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75 as compared to the average rate for the nine months ended September 29, 2018 of €1.00:USD$1.20 and CAD$1.00:USD$0.78, respectively.

For the nine months ended September 28, 2019, the Company generated Adjusted EBITDA of $327.2 million, as compared to $322.5 million in the same period in fiscal 2018.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $342.0 million in the nine months ended September 28, 2019, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $322.5 million in the same period in fiscal 2018.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 3 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at September 28, 2019. On September 28, 2019, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(6,674)
Carrying value of 5.25% Notes due 2027	$493,326

3.625 % Notes due 2026 - Denominated in euros	$563,178
Less unamortized deferred loan costs	(7,086)
Carrying value of 3.625% Notes due 2026	$556,092

Amended Credit Agreement:
Term Loan A	$14,005
Less unamortized deferred loan costs	(57)
Carrying value of Term Loan A	13,948

Term Loan B	$495,000
Less unamortized deferred loan costs	(8,048)
Carrying value of Term Loan B	$486,952

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	45,490
Borrowings outstanding	24,000
Letters of credit issued	3,570
Availability	$926,940

Other Debt	$46,583

During the first nine months of fiscal 2019, the U.S. dollar strengthened as compared to the euro and weakened as compared to the Canadian dollar. Using the euro and Canadian dollar based debt outstanding at September 28, 2019 and comparing the closing balance sheet rates at September 28, 2019 to those at December 29, 2018, the U.S. dollar debt balances of euro based debt decreased by approximately $27.0 million and Canadian based debt increased by approximately $0.4 million, respectively, at September 28, 2019. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at September 28, 2019 of €1.00:USD$1.09355 and CAD$1.00:USD$0.754458 as compared to the closing balance sheet rate at December 29, 2018 of €1.00:USD$1.14660 and CAD$1.00:USD$0.735401, respectively.

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

•
As of September 28, 2019, the Company had availability of $926.9 million under the revolving loan facility, taking into account that the Company had $24.0 million in outstanding borrowings, $45.5 million in ancillary facilities and letters of credit issued of $3.6 million.

•
As of September 28, 2019, the Company has borrowed all $350.0 million under the term loan A facility and repaid approximately CAD$131.4 million and $200.0 million, which when repaid, cannot be reborrowed. The term loan A facility is repayable in quarterly installments which commenced on March 31, 2017 as follows: for the first eight quarters following December 16, 2016, 1.25% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, for the ninth through sixteenth quarters following December 16, 2016, 1.875% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date, and for each quarterly installment after such sixteenth installment until December 16, 2021, 3.75% of the original principal amount of the term loan A facility outstanding on the Fourth Amendment date. The term loan A facility will mature on December 16, 2021.

•
As of September 28, 2019, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $30.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

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

The classification of long-term debt in the Company’s September 28, 2019 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of September 28, 2019, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On September 28, 2019, the Company had working capital of $257.8 million and its working capital ratio was 1.43 to 1 compared to working capital of $357.4 million and a working capital ratio of 1.66 to 1 on December 29, 2018.  As of September 28, 2019, the Company had unrestricted cash of $69.1 million and funds available under the revolving credit facility of $926.9 million, compared to unrestricted cash of $107.3 million and funds available under the revolving credit facility of $929.8 million at December 29, 2018. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $262.7 million for the first nine months ended September 28, 2019, as compared to net cash provided by operating activities of $199.7 million for the first nine months ended September 29, 2018, an increase of $63.0 million due primarily to an increase in net income of approximately $13.7 million, an increase in distributions from unconsolidated subsidiaries of approximately $29.7 million, changes in operating assets and liabilities that includes an increase in accounts receivable of approximately $10.7 million, an increase in income taxes refundable/payable of approximately $17.9 million, an increase in accounts payable and accrued expenses of approximately $3.2 million, and a decrease in inventories and prepaid expenses of approximately $8.4 million.  Cash used by investing activities was $234.9 million for the first nine months ended September 28, 2019, compared to $188.9 million for the first nine months ended September 29, 2018, an increase in cash used by investing activities of $46.0 million, primarily due to an increase in capital asset spending and no net proceeds from sale of subsidiaries offset by a decrease in cash paid for acquisitions.  Net cash used by financing activities was $60.1 million for the first nine months ended September 28, 2019, compared to net cash used by financing activities of $29.9 million for the first nine months ended September 29, 2018, an increase in net cash used by financing activities of $30.2 million, primarily due to an increase in net overall payments on long term debt and the repurchase of common stock under the Company's share repurchase program in the first nine months ended September 28, 2019 as compared to the first nine months ended September 29, 2018.

Capital expenditures of $245.1 million were made during the first nine months of fiscal 2019, compared to $213.7 million in the first nine months of fiscal 2018, for a net increase of $31.4 million or 14.7%.  The Company expects to incur additional capital expenditures of approximately $55.0 million for the remainder of fiscal 2019 including new construction. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $26.0 million and $22.5 million during the first nine months ended September 28, 2019 and September 29, 2018, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2019, the Company has accrued approximately $13.7 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at September 28, 2019.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.9 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.3 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended September 28, 2019 of approximately $0.7 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended September 28, 2019 of approximately $2.0 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from three U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate liability of approximately $6.1 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2020, unless extended by agreement of the parties. The DGD Loan Agreement replaces a similar agreement with lower commitment levels that expired on December 31, 2018. As of September 28, 2019, no amounts are owed to the DGD Lenders under the DGD Loan Agreement.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of September 28, 2019, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $408.3 million included on the consolidated balance sheet.

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

In April 2019, the joint venture partners adopted a distribution policy that, unless earlier terminated by the partners, will remain in place through the construction and completion of the New Facility. Pursuant to the distribution policy, the DGD Joint Venture will make quarterly distributions to the partners to the extent that distributable cash (as determined in accordance with the policy) exceeds $50 million and the DGD Joint Venture’s forward looking cash forecast. During the nine months ended September 28, 2019, the DGD Joint Venture made $55.4 million distributions to each of the partners. In October 2019, the DGD Joint Venture made dividend distributions to each partner in the amount of approximately $12.1 million.

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
From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities nationwide to transporting the refined fats to the DGD facility as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the Company's Midwest network of facilities the ability to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company has reclassified its equity in net income of the DGD Joint Venture to operating income for all periods presented.

In September 2019, the Company announced that the DGD Joint Venture was initiating an advanced engineering and development cost review for construction of a new renewable diesel plant to be located in Port Arthur, Texas. The proposed facility under review would be designed to produce 400 million gallons of renewable diesel annually as well as 40 million gallons of renewable naphtha. The final investment decision on the project is expected in 2021, subject to further engineering, obtaining necessary permits, and approval by the boards of the Company and Valero. If the decision is made to move forward, new plant construction could begin in 2021, with expected operations commencing in 2024.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in the first nine months of fiscal 2019, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2019 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24 month period; however, the Board has subsequently extended the program for an additional 36 month period and increased the amount of the program to $200.0 million. Accordingly, repurchases may occur through August 13, 2020, unless further extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $22.6 million of its common stock in open market purchases and, as of the date of the filing of this report, has $188.3 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $99.1 million of commodity products consisting of approximately $58.8 million of finished products, approximately $39.3 million of natural gas and diesel fuel and approximately $1.0 million of other commitments during the next two years, which are not included in liabilities on the Company’s balance sheet at September 28, 2019.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2019, in accordance with accounting principles generally accepted in the U.S.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at September 28, 2019 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,570
Foreign bank guarantees	11,317
Total other commercial commitments:	$14,887

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 27, 2019.

Based on the Company’s annual impairment testing at October 27, 2018, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 28, 2018, the fair value of six of the Company's eight reporting units was less than 30% in excess of its carrying value and one reporting unit (Canada Fuel) was less than 10% of the estimated fair value with goodwill of approximately $30.1 million as of September 28, 2019, which was substantially less than the percentage by which the other reporting units with goodwill exceeded their carrying values. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these six reporting units was approximately $795.4 million as of September 28, 2019.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. As of September 28, 2019, there were no triggering events noted that would indicate that the goodwill allocated to any of the Company's reporting units is impaired.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods therein. The Company is currently evaluating the impact of this standard.

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), severe acute respiratory syndrome (“SARS”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of African Swine Fever (“ASF”) in China and elsewhere; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully, including the Company's ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At September 28, 2019, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first nine months of fiscal 2019, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2020. As of September 28, 2019, some of the contracts have been settled while the remaining contract positions and activity are not significant to the Company. At September 28, 2019, the aggregate fair value of these corn option contracts was approximately $0.8 million. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2018 and the first nine months of fiscal 2019, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. As of September 28, 2019, the aggregate fair value of these foreign exchange contracts was approximately $0.9 million and is included in other current assets, other assets and other current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of September 28, 2019, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	29,897	Euro	6,609	4.24 - 4.70	$7,187
Brazilian real	1,105,749	U.S. dollar	309,020	3.35 - 4.30	309,020
Euro	65,145	U.S. dollar	72,542	1.09 - 1.20	72,542
Euro	24,654	Polish zloty	108,000	4.34 - 4.41	26,960
Euro	5,019	Japanese yen	601,153	118.02 - 129.66	5,489
Euro	15,147	Chinese renminbi	119,722	7.83 - 8.00	16,564
Euro	13,471	Australian dollar	21,850	1.62	14,731
Euro	5,677	British pound	5,138	0.87 - 0.92	6,208
Polish zloty	21,214	Euro	4,829	4.39	5,289
British pound	288	Euro	326	0.88	354
British pound	43	U.S. dollar	54	1.25	54
Japanese yen	229,604	U.S. dollar	2,130	104.63 - 108.63	2,130
U.S. dollar	634	Japanese yen	68,000	107.19	634
U.S. dollar	38,598	Euro	35,000	1.1	38,598
					$505,760

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $1.4 million and are included in other current assets and accrued expenses at September 28, 2019.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at September 28, 2019. These contracts have an aggregate fair value of approximately $2.1 million and are included in other current assets and accrued expenses at September 28, 2019.

As of September 28, 2019, the Company had forward purchase agreements in place for purchases of approximately $39.3 million of natural gas and diesel fuel and approximately $1.0 million of other commitments in fiscal 2019. As of September 28, 2019, the Company had forward purchase agreements in place for purchases of approximately $58.8 million of finished product in fiscal 2019.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2019

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2017, the Company's Board of Directors approved the extension for an additional two years of its previously announced share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. On November 6, 2018, the Board approved an increase in the share repurchase program from $100.0 million to $200.0 million and extended the term of the program for an additional year to August 13, 2020. Repurchases may occur through August 13, 2020, unless extended or shortened by the Board of Directors. During the third quarter of fiscal 2019, the Company repurchased approximately $11.7 million worth of its common stock in the open market. Subsequent to the third quarter of fiscal 2019, the Company repurchased approximately $7.5 million worth of its common stock in the open market.

The following table is a summary of equity securities purchased by the Company during the third quarter of fiscal 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
July 2019:
June 30, 2019 through July 27, 2019	—		—	—	$200,000,000
August 2019:
July 28, 2019 through August 24, 2019	—		—	—	200,000,000
September 2019:
August 25, 2019 through September 28, 2019	653,931	(3)	18.49	636,634	188,272,873
Total	653,931		18.49	636,634	$188,272,873

(1)
All shares purchased during the third quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options).

(2)	The average price paid per share is calculated on a trade date basis and excludes commissions.

(3)	Includes 17,297 shares withheld for taxes on restricted stock and options.

(4)
Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced, to repurchase up to an aggregate of $200.0 million of the Company's common stock over the period ending August 13, 2020, unless extended or shortened by the Board of Directors.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 28, 2019 and December 29, 2018; (ii) Consolidated Statements of Operations for the three and nine months ended September 28, 2019 and September 29, 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2019 and September 29, 2018; (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended September 28, 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 28, 2019 and September 29, 2018; (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 6, 2019	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)