Form 10-K
period 2019-12-28
DARLING INGREDIENTS INC.
filed 2020-02-25
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the fiscal year ended	December 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware		36-2495346
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification Number)

5601 N MacArthur Blvd.,
Irving,	Texas	75038
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

  Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

Securities registered pursuant to Section 12(g) of the Act:  None

 Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $3,236,648,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 163,921,741 shares of common stock, $0.01 par value, outstanding at February 19, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2020 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2019

PART I

ITEM 1. BUSINESS

GENERAL

Founded by the Swift meat packing interests and the Darling family in 1882, Darling Ingredients Inc. (“Darling”, and together with its subsidiaries, the “Company” or “we,” “us” or “our”) was incorporated in Delaware in 1962 under the name “Darling-Delaware Company, Inc.”  Darling changed its name from “Darling-Delaware Company, Inc.” to “Darling International Inc.” on December 28, 1993, and from “Darling International Inc.” to “Darling Ingredients Inc.” on May 6, 2014. The address of Darling's principal executive office is 5601 N MacArthur Boulevard, Irving, Texas, 75038, and its telephone number at this address is (972) 717-0300.

OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed and fuel ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. In fiscal year 2019, the Company generated $3.4 billion in revenues and $312.6 million in net income attributable to Darling.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 135 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), meat products for the pet food industry, blood products (plasma and whole blood), collagen, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. In the United States, Darling operates a biodiesel facility and is a partner with Valero Energy Corporation in Diamond Green Diesel, a renewable diesel facility, both of which convert used cooking oils and animal fats into valuable biofuel products. In Canada, the Company operates under the name Rothsay, which is a leading recycler of animal by-products and producer of biodiesel. Rothsay processes raw materials into finished fat and protein products for use in animal feed, pet food, biodiesel, fertilizer and other ingredients and manufactures biodiesel for domestic and international markets. Rothsay has a network of five rendering plants in Manitoba, Ontario and Nova Scotia and a biodiesel operation in Quebec.

Europe, China, Australia and South America

Darling Ingredients International, our subsidiary, is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 63 production facilities across five continents covering all aspects of animal by-product processing through five brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy and fertilizer), Rousselot (collagen) and CTH (natural casings). Darling Ingredients International's specialized portfolio of over 320 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s rendering and specialties business has leading positions across Europe and China, with European operations in the Netherlands, Belgium, Germany, Poland and Italy under the Ecoson, Rendac and Sonac brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot is a global leading market provider of collagen for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

Operating Segments

The Company's business operates within three reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe and North America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, (viii) the rearing and processing of black soldier fly larvae into specialty proteins for use in animal feed and pet food in North America; and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the collagen industry and bone ash in Europe. Collagens produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutriceutical, food, pet food, and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 2 to the Company's Consolidated Financial Statements for the period ended December 28, 2019 included herein, (ii) the conversion of animal fats and recycled greases into biodiesel in North America, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable EU regulations into low-grade energy sources to be used in industrial applications in Europe, and (v) the processing of manure into natural bio-phosphate in Europe.

For financial information about our operating segments and geographic areas, refer to Note 21 and Note 22 to the Company's Consolidated Financial Statements for the period ended December 28, 2019 included herein.

Fiscal Year 2019 Net External Sales

Darling’s net external sales from fiscal year 2019 continuing operations by operating segment were as follows (in thousands):

	Fiscal Year 2019		Fiscal Year 2018		Fiscal Year 2017
Net sales:
Feed Ingredients	$1,970,561	58.6%	$1,952,555	57.7%	$2,239,492	61.1%
Food Ingredients	1,119,085	33.3	1,139,126	33.6	1,156,976	31.6
Fuel Ingredients	274,259	8.1	296,045	8.7	265,783	7.3
Total	$3,363,905	100.0%	$3,387,726	100.0%	$3,662,251	100.0%

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

Used Cooking Oil

The Company is a leading collector and processor of used cooking oil in North America for use as a valuable low carbon fuel and feed ingredient. The Company estimates it collects used cooking oil from approximately 120,000 locations. The Company’s primary customer for this product is the DGD Joint Venture.

Raw materials: Used cooking oil is collected from restaurants, food service establishments and grocery stores. Many of our suppliers operate stores that are part of national chains. Used cooking oil is placed in various sizes and types of containers supplied to the Company under mutually agreeable contract terms. In some instances, these containers are unloaded directly onto our trucks, while in other instances used cooking oil is pumped through a vacuum hose into the truck.  We provide several types of containers for used cooking oil collection to food service establishments, which are proprietary self-contained collection systems that are housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve. The frequency of all forms of used cooking oil collection is determined by the volume of oil generated by the restaurant, food service establishment or grocery store.

Processing operations: The used cooking oil we collect is heated, settled, and purified for use as a feedstock for biofuels or as an ingredient for animal feed.

Bakery Residuals

The Company is a leading processor of bakery residuals in the United States.  The bakery residuals division, which operates solely in the United States, collects bakery residual materials and processes the raw materials into BBP, including Cookie Meal®, an animal feed ingredient primarily used in poultry and swine rations.

Raw materials: Bakery residuals are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits.  The Company collects these materials by bulk loading onsite at the bakeries utilizing proprietary equipment, the majority of which is designed, engineered, manufactured and installed by us.  All of the bakery residuals that the Company collects is bulk loaded, which we believe represents a significant advantage over competitors that receive a large percentage of raw materials from less efficient, manual methods.  The receipt of bulk-loaded bakery residuals allows us to significantly streamline our bakery recycling process, reduce personnel costs, and maximize freight savings by hauling more tons per load.

Processing operations: The highly automated bakery residuals production process involves sorting and separating raw material, mixing it to produce the appropriate nutritional content, drying it to reduce excess moisture, and grinding it to the consistency of animal feed.  During the bakery residuals process, packaging materials are removed.  The packaging material is fed into a combustion chamber along with sawdust, and heat is produced.  This heat is used in the dryers to remove moisture from the raw materials that have been partially ground.  Finally, the dried meal is ground to the specified granularity.  The finished product, which is continually tested to ensure that the caloric and nutrient contents meet specifications, is a nutritious additive used in animal feed.

Other Products/Services

Our Feed Ingredients segment also includes the Company’s organic fertilizer business conducted under the Nature Safe® name, insect protein business conducted under the EnviroFlight® name, hides businesses and grease trap services business.

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

•
Our EnviroFlight business utilizes technologies which enable the rearing of non-pathogenic black soldier fly larvae, which larvae are then processed to produce specialty protein for use as an ingredient in animal feed and pet food.

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

•
Our grease trap services business provides our customers with a comprehensive set of solutions to their trap grease disposal needs, including manifests for regulatory compliance, computerized routing for consistent cleaning and comprehensive trap cleaning. The trap grease we collect is transported to waste treatment centers.

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

Collagen

Rousselot is a global leading market provider of collagen for the food, nutritional pharmaceutical and technical (e.g., photographic) industries with operations in Europe, China, South America and the United States. Rousselot has a network of 11 production plants and 6 sales locations, covering sales into more than 75 countries. With the Rousselot collagen business, the Company is part of the growing global collagen market. Collagen is a functional ingredient, which means that it has a role in the end product by adding a critical property to it that is largely non-substitutable. Collagen is used in a large variety of end products, but only small amounts are used in most products. Currently, available substitutes are limited and do not have the broad functionality required for most usages. Rousselot collagen products have higher sales prices relative to the Company’s other end products, but comprise a minimal portion of the cost of final products in many segments, for example the pharmaceutical end markets. We believe many end customers focus on collagen quality and consistency, supply reliability, application know-how and regulatory support and are therefore relatively less price sensitive to collagen products. Rousselot’s profitability is mainly driven by its ability to timely transfer increases in net raw materials costs to its customers in order to realize a relatively stable added value per kilogram of collagen, in combination with a strong focus on operations excellence and product quality. Rousselot is involved in all four types of collagen (pigskin, hide, bone and fish). Raw material prices are mainly driven by the availability and quality of raw material, and sales prices are mainly driven by market demand and the expected availability of collagen supply. As such, securing sufficient raw material positions is key to the business. Rousselot enters into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot markets its hydrolyzed collagen under the “Peptan” brand; this fast-growing specialty ingredient is positioned specifically towards nutritional supplement customers focusing on improved bone, joint and skin health.

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

Diamond Green Diesel

The DGD Joint Venture commenced operations in June 2013. The DGD Joint Venture operates a renewable diesel plant (the “DGD Facility”) located in Norco, Louisiana capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. We account for the DGD Joint Venture as an “investment in an unconsolidated subsidiary.” The DGD Joint Venture operates the DGD Facility, which converts animal fats and used cooking oils, which are supplied in part by us, and other feedstocks that become economically and commercially viable, such as inedible corn oil and soybean oil, into renewable diesel. The DGD Facility uses an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group designed to convert approximately 2.3 billion pounds per year of feedstocks into renewable diesel and certain other co-products. The Diamond Green Diesel renewable diesel product is sold to refiners under the Diamond Green Diesel® name to be blended with diesel fuel and is interchangeable with diesel produced from petroleum. For 2019, 2018 and 2017, biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing at least 0.1% diesel fuel. In December 2019, this $1.00 per gallon blenders tax credit was reinstated retroactively for calendar years 2018 and 2019 and extended for calendar years 2020, 2021 and 2022. As a blender, the DGD Joint Venture has recorded approximately $274.7 million (to be received retroactively in fiscal year 2020), $155.9 million (to be received retroactively in fiscal year 2020) and $160.4 million (received retroactively in fiscal year 2018) of blenders tax credits for fiscal years 2019, 2018 and 2017, respectively, with Darling's portion equaling 50%. In August 2018, the DGD Joint Venture completed an expansion project that increased the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons and expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. In November 2018, the joint venture partners approved the DGD Joint Venture moving forward with another expansion project to construct a new, parallel facility (the “New Facility”) located next to the current DGD Facility. The New Facility is expected to grow the DGD Joint Venture’s annual production capacity by an additional 400 million gallons from the current capacity of 275 million gallons of renewable diesel to 675 million gallons of renewable diesel and provide the capability to separate naphtha for sale into low carbon fuel markets. In addition, the expansion project includes further expanded inbound and outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. The DGD Joint Venture estimates completion and startup of the New Facility in the fourth quarter of 2021, and the total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion. Additionally, in September 2019, the Company announced that the DGD Joint Venture was initiating an advanced engineering and development cost review for construction of a new renewable diesel plant to be located in Port Arthur, Texas. The proposed facility under review would be designed to produce 400 million gallons of renewable diesel annually as well as 40 million gallons of renewable naphtha. The final investment decision on the project is expected in 2021, subject to further engineering, obtaining necessary permits, and approval by the boards of the Company and Valero. If the decision is made to move forward, new plant construction could begin in 2021, with expected operations commencing in 2024.

Biofuel

We produce biodiesel at our facilities in the United States and Canada. In the United States, we use a portion of our rendered animal fats and recycled cooking oils, as well as third-party additives, to produce Bio G-3000™ Premium Diesel Fuel. We have the annual capacity to produce approximately two million gallons of Bio G-3000™ at our facility in Butler, Kentucky. Our facility in Sainte-Catherine, Quebec also processes tallow and recycled cooking oils produced by us into biodiesel. The Rothsay Quebec facility has a current annual capacity to produce approximately 14 million gallons a year. Our biodiesel product is sold to our internal divisions, as well as to commercial biodiesel blenders in the United States and Canada, to be used as biodiesel fuel, a clean burning additive for diesel fuel, or as a biodegradable solvent or cleaning agent. For its United States and Canada biodiesel operations, the Company recorded approximately $12.6 million in fiscal 2018 for the reinstated 2017 blenders tax credits and approximately $19.1 million in December 2019 for the reinstated 2018 and 2019 blenders tax credits.

Bioenergy

In Europe, Ecoson produces green power from biogas production out of organic sludge and food waste for combined heat plant installations.  Ecoson is the largest industrial digestion operation in the Netherlands, with an output matching the annual use of energy needs of approximately 11,606 households. In addition, Ecoson's fat refinery produces refined fats and fatty acids. Ecoson also processes manure into natural biophosphate for use as fertilizer and green gas.

Rendac collects fallen stock and animal waste, also referred to as Category 1 and Category 2 material under applicable EU regulations, from farmers and slaughterhouses, and processes these materials into fats and meals, which can only be used as a low grade source of energy or fuel for boilers and cement kilns. With a specialized collection fleet of approximately 300 trucks, Rendac collects raw materials in the Netherlands, Germany, Luxembourg and Belgium. This business is a market leader in the countries of Belgium, Netherlands and Luxembourg (the "Benelux region") and certain parts of Germany, a predominantly regulated market with spare capacity requirements and long-term contracts with local governments. The market for the collection and processing of fallen stock in these regions is regulated, and government contracts provide for exclusivity of the service to the contracted partner.

Raw materials pricing and supply contracts

We have two primary pricing arrangements-formula and non-formula arrangements with our suppliers of poultry, beef, pork, bakery residuals and used cooking oil.  Under a “formula” arrangement, the charge or credit for raw materials is tied to published finished product prices for a competing ingredient after deducting a fixed processing fee.  We also acquire raw material under “non-formula” arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged a collection fee, depending on various economic and competitive factors.  The credit received or amount charged for raw materials under both formula and non-formula arrangements is based on various factors, including the type of raw materials, demand for the raw materials, the expected value of the finished product to be produced, the anticipated yields, the volume of material generated by the supplier and processing and transportation costs. Formula prices are generally adjusted on a weekly, monthly or quarterly basis, while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices or related operating costs. Since most of our raw materials are residual by-products of meat processing and other food production, we are not able to contract with our suppliers to increase supply if demand for our products increases.

A majority of our U.S. volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. A majority of Rothsay’s North American volume of rendering raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices and, in general, has no long term contracts with its key suppliers. In fiscal year 2019 VION Food provided approximately 10% of Darling Ingredients International’s raw material supply (based on raw materials procured in fiscal year 2019). Approximately 86% of Darling's U.S. volume of raw materials in fiscal year 2019 was acquired on a "formula" basis.

Certain of the Company's geographic regions facilities are highly dependent on one or a few suppliers.  During the 2019 fiscal year, the Company's 10 largest raw materials suppliers in North America accounted for approximately 31% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 7% of the total raw material processed in North America. In Europe, the Company's 10 largest raw material suppliers accounted for approximately 31% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 11% of the total raw material processed in Europe. In China, the Company's 10 largest raw material suppliers accounted for approximately 31% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 6% of the total raw material processed in China. In South America, the Company's 10 largest raw material suppliers accounted for approximately 72% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 16% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.”  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected.  (See “Risk Factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas and at our regional office in Cold Spring, Kentucky.  Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. Where appropriate, we coordinate international sales of common products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale, and assists in the distribution of, most finished products produced at our processing plants.  The Company also sells its finished products internationally directly to customers or, in some cases, through commodities brokers and agents. We market certain of our finished products under our Dar Pro Ingredients brand, certain specialty products under the Sonac name, collagen products under the Rousselot name and natural casings and meat by-products under the CTH name. See Note 22 of Notes to Consolidated Financial Statements for the period ended December 28, 2019 for a breakdown of the Company’s sales by geographic regions.

The Company sells finished products in North America and throughout the world, primarily to producers of animal feed, pet food, biofuel, fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing.  Certain of our finished products are ingredients that compete with alternatives, such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil, based on nutritional and functional values; therefore, the actual pricing for those finished products, as well as competing products, can be quite volatile.  While the Company's principal finished products are generally sold at prices prevailing at the time of sale, the Company's ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables us to sell into the market with the highest return. The Company's premium, value-added and branded products command significantly higher pricing relative to the Company's principal finished product lines due to their enhanced nutritional content, which is a function of the Company's specialized processing techniques. Customers for our premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses.  Feed mills purchase meals, fats, blood products, and Cookie Meal® for use as feed ingredients. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content.  As a result, pet food manufacturers typically purchase only premium or value-added products under supply contracts with us. Oleo-chemical producers use fats as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Darling Ingredients International’s premium, value-added and branded products also command higher pricing, including with respect to collagen, natural casings, meat by-products, edible fat, heparin and specialty plasma products.

We obtain payment protection for most of our global export sales by requiring payment before shipment, either through bank letters of credit or cash against documents at the origin of the sale or guarantees of payment from government agencies. For U.S. sales, we are ordinarily paid for products in U.S. dollars and have not experienced any material currency translation losses or any material foreign exchange control difficulties. Darling Ingredients International’s product sales are generally denominated in the local currency. However, in certain markets (such as South America), some product sales are denominated in non-functional currencies, such as U.S. dollars and euros. Darling Ingredients International hedges a portion of its non-functional currency product sales.

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

The Company operates a fleet of trucks, trailers and railcars to transport raw materials from suppliers and finished products to customers or ports for transportation by ship.  It also utilizes third party freight companies to cost-effectively transfer materials and augment our in-house logistics fleet.  Within our bakery and international by-products divisions, except for Rendac, substantially all inbound and outbound freight is handled by third party logistics companies.

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

EMPLOYEES AND LABOR RELATIONS

As of December 28, 2019, the Company employed globally approximately 10,100 persons full-time. While we have no national or multi-plant union contracts, at December 28, 2019, approximately 19% of the Company's North American employees were covered by multiple collective bargaining agreements. In addition, approximately 44% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

REGULATIONS

We are subject to the rules and regulations of various federal, state, local and foreign governmental agencies including, but not limited to, the following principal governmental agencies in the following countries:

United States

•
The Food and Drug Administration (“FDA”), which regulates pharmaceutical products and food and feed safety. The FDA is responsible for enforcement of rules (21 C.F.R. 589.2000 and 589.2001, referred to herein as the “BSE Feed Rule”) to prevent the spread of bovine spongiform encephalopathy (“BSE”), which is commonly referred to as “mad cow” disease.   These regulations prohibit the use of mammalian proteins, with some exceptions, and tallow having more than 0.15% impurities in feeds for cattle, sheep and other ruminant animals. In addition, the BSE Feed Rule prohibits the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the carcasses are not inspected and passed for human consumption and the brain and spinal cord are not removed, in the feed or food for all animals.  The FDA has also implemented restrictions on the use of specified risk materials (“SRM”), material from nonambulatory disabled cattle, and other specified cattle materials in human food (21 C.F.R. 189.5) and in cosmetics (21 C.F.R. 700.27). In addition, the FDA is responsible for implementing and enforcing the FDA Food Safety Modernization Act (“FSMA”), which was signed into law on January 4, 2011, and gave FDA a series of powers intended to better protect human and animal health by adopting a modern, preventive and risk-based approach to food safety regulation. The FDA finalized major rules under FSMA affecting the production, importation and transport of human and animal food. Management believes we are in compliance with the provisions of these rules. The FDA also has regulations governing food additives in animal feed and pet food, which could apply to the use of protein from black soldier fly larvae in such products. The FDA acknowledges that it considers the listing of animal feed and pet food ingredients in the Association of American Feed Control Officials (“AAFCO”) Official Publication to permit marketing of such ingredients in interstate commerce, provided there are no safety concerns regarding the use or composition of the ingredients. See Item 1A “Risk Factors - Our business may be affected by the impact of animal related disease, such as BSE and other food safety issues,” for more information regarding certain FDA rules that affect our business, including the BSE Feed Rule and rules and regulations under FSMA.

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

On January 12, 2004, FSIS issued three interim final rules designed to enhance its BSE safeguards in order to minimize human exposure to BSE infective tissues and assure consumers of the safety of the meat supply.  These regulations prohibited non-ambulatory animals from entering the food chain, required removal of SRMs at slaughter and prohibited carcasses from cattle tested for BSE from entering the food chain until the animals tested negative for BSE, among other provisions. On July 13, 2007, FSIS published an affirmation of the interim final rules concerning prohibition of SRMs and non-ambulatory animals and the use of stunning devices, with several amendments.

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

European Union and EU Member States

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

•
In Poland, the General Veterinary Inspectorate (G³ówny Inspektorat Weterynarii), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

United Kingdom

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

•
The Canadian Department of the Environment (“Environment Canada”), which ensures compliance with Canadian federal air and water discharge and wildlife management requirements and the various provincial and local environmental ministries and agencies.

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

ITEM 1A.   RISK FACTORS

An investment in Darling involves substantial risks. In consultation with your financial, tax and legal advisors, you should carefully consider, among other matters, the following risks described in, as well as the other information contained in or incorporated by reference into, this report. If any of the events described in the following risk factors actually occur, our business, financial condition, prospects or results of operations could be materially adversely affected, the market price of our common stock could decline and you may lose all or part of your investment in the common stock. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock. The risks described below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Forward-Looking Statements” in this report.

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

The Company’s Fuel Ingredients segment, which converts fats and oils into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources, is impacted by world energy prices for oil, electricity and natural gas, as well as potential competition from the adoption of non-rendered feedstock in biodiesel markets.

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

Furthermore, an increased preference by meat processors for alternative feed ingredients, such as all vegetable diets in the case of poultry producers, could negatively impact the prices of certain of our finished products which would need to be sold to alternative markets and destinations.

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

•
Concurrently, there has been limited to no growth in the number of small U.S. meat processors, which have historically been a dependable source of supply for non-captive or independent U.S. renderers, such as us.

•
The slaughter rates in the U.S. and international meat processing industry are subject to decline during poor economic conditions when consumers generally reduce their consumption of protein, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to independent renderers, such as us, decreases.

•
In addition, the Company has seen an increase in the use of used cooking oil in the production of biofuels, which has increased competition for the collection of used cooking oil from restaurants and other food service establishments and contributed to an increase in the frequency and magnitude of theft of used cooking oil in the United States.

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

In January 2011, our wholly-owned subsidiary entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD Facility, which as a result of the expansion project completed in August 2018 is now capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. The DGD Facility, which is located adjacent to Valero’s refinery in Norco, Louisiana, reached mechanical completion and began production of renewable diesel in June 2013. Effective May 1, 2019, the DGD LLC Agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the DGD Joint Venture’s expansion project currently underway to construct a new, parallel facility located next to the current facility, as further described below. As of December 28, 2019, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $661.5 million included on the consolidated balance sheet. There is no assurance that the DGD Joint Venture will continue to be profitable or allow us to continue to make a return on our investment.

In November 2018, the joint venture partners approved the DGD Joint Venture moving forward with another expansion project to construct a new, parallel facility (the “New Facility”) located next to the current facility. The New Facility is expected to grow the DGD Joint Venture’s annual production capacity by an additional 400 million gallons from the current capacity of 275 million gallons of renewable diesel to 675 million gallons of renewable diesel and provide the capability to separate naphtha for sale into low carbon fuel markets. In addition, the expansion project includes expanded inbound and outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. The DGD Joint Venture estimates completion and startup of the New Facility in the fourth quarter of 2021, and the total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion. Based on forecasted margins as of the date of this report, the expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, the DGD LLC Agreement provides that until such time as the New Facility is complete and operational, the joint venture partners shall be required to make capital contributions or, if they agree, loans, to the DGD Joint Venture should the excess available cash in the DGD Joint Venture, as determined on specified dates and in accordance with the provisions contained in the DGD LLC Agreement, fall below $50.0 million. While construction on the expansion project is underway, there is no guarantee that unforeseen issues will not arise in connection with the completion or startup of the expansion project, and any unexpected significant changes to the scope of the project related thereto could require investment of additional financial resources by the DGD Joint Venture and/or the joint venture partners, including the Company, which could be significant.

The DGD Joint Venture is dependent on governmental energy policies and programs, such as the National Renewable Fuel Standard Program (“RFS2”) and low carbon fuel standards (“LCFS”) (such as in the state of California), which positively impact the demand for and price of renewable diesel. Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse effect on the DGD Joint Venture. See the section entitled “Risk Factors-Risks Related to the Company-Our biofuels business may be affected by energy policies of U.S. and foreign governments.” Similarly, the DGD Joint Venture is subject to the risk that new or changing technologies may be developed that could meet demand for renewable diesel under governmental mandates in a more efficient or less costly manner than the technologies used by the DGD Joint Venture, which could negatively affect the price of renewable diesel and have a material adverse effect on the DGD Joint Venture.

In addition, the operation of a joint venture such as this involves a number of risks that could harm our business and result in the DGD Joint Venture not performing as expected, such as:

•	problems integrating or developing operations, personnel, technologies or products;

•
the unanticipated breakdown or failure of equipment or processes, including any unforeseen issues that may arise in connection with the operation of the DGD Facility or completion and startup of any expansion projects and the New Facility or the possibility of equipment failure as a result of materials degradation;

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

•
disruptions in the ability of the pipelines, vessels, or railroads to transport feedstocks or products because of weather events, accidents, derailment, collision, fire, explosion, governmental regulations, or third-party actions;

•	reliance by the DGD Joint Venture on Valero and its adjacent refinery facility for many services and processes;

•	possible impairment of the acquired assets, including intangible assets, in connection with the occurrence of any other risks associated with the DGD Joint Venture;

•	possible third-party claims of intellectual property infringement; and

•
being forced to sell our equity interests in the DGD Joint Venture pursuant to buy/sell provisions in the DGD LLC Agreement such that we would no longer continue to realize the benefits of the DGD Joint Venture.

If any of these risks described above were to materialize and the operations of the DGD Joint Venture were significantly disrupted, it could have a material adverse effect on our business, financial condition and results of operations.

Our biofuels business may be affected by energy policies of U.S. and foreign governments.

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the EPA finalized regulations for RFS2 in 2010. The regulation mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012. Beyond 2012, the regulation requires a minimum of 1.0 billion gallons of biomass-based diesel for each year through 2022, which amount is subject to increase by the Administrator of the EPA. The volume mandates for 2019 were 2.1 billion gallons for biomass based diesel, 4.92 billion gallons for advanced biofuel and 19.92 billion gallons for renewable fuel. The EPA has also established a final volume mandate for biomass based diesel for 2020 of 2.43 billion gallons. In December 2019, the EPA finalized the volume mandates for 2020 advanced biofuel at 5.09 billion gallons and for renewable fuel at 20.09 billion gallons. In addition, the EPA established the 2021 biomass based diesel mandate at 2.43 billion gallons. Biomass-based diesel qualifies to fulfill the biomass based diesel requirement, the non-specified portion of the advanced biofuel requirement and the total renewable fuel requirement. In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower greenhouse gas emissions (“GHG”) by levels specified in the regulation. The EPA has determined that biofuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation. Prices for our finished products may be impacted by worldwide government policies relating to renewable fuels and GHG. Programs like RFS2 and LCFS and tax credits for biofuels both in the United States and abroad may positively impact the demand for our finished products. In December 2019 the blenders tax credit was retroactively reinstated for calendar years 2018 and 2019 and extended for calendar years 2020, 2021, and 2022 at $1.00 per gallon. As a blender, in December 2019, the DGD Joint Venture has recorded approximately $155.9 million of blenders tax credits relating to volume sold in 2018 and $274.7 million of blenders tax credits relating to volume sold in 2019, with Darling's portion equaling 50%. For its United States and Canada biodiesel operations, the Company recorded approximately $12.6 million in fiscal 2018 for the reinstated 2017 blenders tax credits and approximately $19.1 million in December 2019 for the reinstated 2018 and 2019 blenders tax credits. While in fiscal 2019, the amount of tax credits for biofuels impacting the Company was material, legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations.

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

In fiscal year 2019, the Company's top ten customers for finished products accounted for approximately 25% of product sales. In addition, the Company's top ten raw material suppliers accounted for approximately 23% of its raw material supply in the same period. VION Food, Darling Ingredients International’s largest raw materials supplier, accounted for approximately 10% of Darling Ingredients International’s raw materials supply in fiscal year 2019. VION Food supplies Darling Ingredients International with by-products generated by VION Food’s operations. MFI, Rothsay’s largest raw materials supplier, accounted for approximately 20% of Rothsay’s raw materials supply in fiscal year 2019. In connection with the acquisition of Rothsay, we entered into a seven-year supply agreement with MFI that runs through October 27, 2020 to supply us with substantially all of the MFI raw materials processed by Rothsay prior to the sale. As of the date of this report, the Company is negotiating with MFI an extension to the agreement for the continued supply of MFI raw materials.

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

As of December 28, 2019, our total indebtedness, including trade debt, was approximately $1.6 billion and we had undrawn commitments available for additional borrowings under the revolving loan facility included as part of our senior secured credit facilities of up to approximately $911.9 million (after giving effect to approximately $39.0 million of revolver borrowing, $3.6 million of outstanding letters of credit and $45.5 million of ancillary facilities). Our high level of indebtedness could have important consequences, including the following:

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

In addition, the indentures that govern our senior notes and the credit agreement governing our senior secured credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our funded indebtedness. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.25% Senior Notes due 2027” and “3.625% Senior Notes due 2026.”

Despite our existing level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness, which could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured indebtedness under the senior secured credit facilities. Although the indentures that govern the senior notes and the credit agreement governing the senior secured credit facilities contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the additional indebtedness that could be incurred in compliance with these restrictions could be substantial. To the extent that we or our subsidiaries incur additional indebtedness, the risks associated with our indebtedness, including our possible inability to service our indebtedness, could intensify. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.25% Senior Notes due 2027” and “3.625% Senior Notes due 2026.”

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

We conduct a significant portion of our operations through our subsidiaries, a number of which operate outside the United States. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us. Unless they are guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on the indebtedness or to make funds available for that purpose. Under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. For example, our subsidiaries that are organized under the laws of, and operate in, China currently have substantial regulatory restrictions on their ability to make cash available to us. While the credit agreement governing the senior secured credit facilities, the indentures governing our senior notes and the agreements governing certain of our other indebtedness will limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to make other intercompany payments to us, these limitations are subject to certain significant qualifications and exceptions.

Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of diseases such as swine influenza viruses (collectively known as “Swine Flu”) and highly pathogenic strains of avian influenza (collectively known as “Bird Flu”) and severe acute respiratory syndrome (“SARS”) that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. Swine Flu is quite common among pigs and is generally not fatal. However, Swine Flu strains are often transmitted to humans and have resulted in fatalities. Bird Flu generally refers to highly aggressive and fatal diseases of birds caused by flu viruses that, once established, can spread rapidly from flock to flock and have also been known to affect humans. As of the date of this report, various strains of Bird Flu have been and continue to be reported in wild fowl and commercial poultry in Europe, North America, the Middle East and parts of Asia. Reports that these Bird Flu strains can be spread from person to person have been rare and have regarded potential transmission as inefficient and not sustained.

Other diseases that are highly contagious within a species, but do not affect other animals and are not transmissible to humans, such as porcine epidemic diarrhea (“PED”) virus, may significantly impact production of the susceptible livestock or poultry species in a country or region. African Swine Fever (“ASF”) is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report. In early August 2018, ASF was reported in domestic pig herds located in Northeast China and has since become widespread, infecting multiple Chinese and Vietnamese provinces and has been reported in Cambodia, Laos, Myanmar, The Philippines, Timor-Leste and Indonesia in South East Asia and the People's Democratic Republic of Korea, Republic of Korea and Mongolia in East Asia. In 2019, the Chinese Ministry of Agriculture and Rural Affairs (“MARA”) addressed measures to control the disease in the “ASF Epidemic Emergency Implementation Plan”. The MARA subsequently released guidelines for restocking farms depopulated because of ASF and a three-year plan for accelerating recovery and development of swine production in China. The restrictions in transportation implemented to control the spread of ASF have created serious dislocations in pork supplies and resulted in strong reduction of slaughter numbers and thereby volumes of raw material supplied to our locations in China that process blood and make collagen from pork skins. Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, resulted in a temporary ban on the use of porcine plasma in pork feed which negatively affected demand for our products as ingredients in porcine animal feed in China. This ban has now been lifted and porcine plasma is once again allowed to be used in pork feed provided that certain newly established guidelines are met. ASF has also been reported in Eastern Europe since 2007, predominantly in wild boar and to a limited extent in domestic pigs. It spread over long distance to Western Europe, where since September 2018 numerous cases have been detected in wild boar in Belgium. In December 2019, Poland reported 55 outbreaks of ASF in wild boar near the German border. On February 6, 2020, the Agriculture Ministry in Greece reported that ASF had been detected on a breeding farm in Northern Greece. This was the first case reported in the country. Prior to the detection in Greece, the spread of ASF in Western Europe had been restricted to wild animals only. As of the date of this report, this spread in Europe has been restricted to wild animals only. As of the date of this report, ASF has not been reported in North or South America. In the United States, the Animal and Plant Health Inspection Service (APHIS) has implemented a surveillance plan for AFS to strengthen detection capabilities, enhance outbreak preparedness and support claims that ASF is not present in the United States. ASF does not infect humans and is not considered a food safety hazard. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal by-products, as contributing to the spread of a contagious animal disease could negatively affect demand for our products as ingredients in animal feeds in the affected country or region.

Although no global disease pandemic among humans has been linked to Bird Flu or other emerging diseases as of the date of this report, governments may be pressured to address these concerns, including by executive action such as temporarily closing certain businesses, including meat and animal processing facilities, within their jurisdictions suspected of contributing to the spread of such diseases or by legislative or other policy action, such as prohibiting imports of animals, meat and animal by-products from countries or regions where the disease is detected or suspected. If any disease that is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production occurs in any jurisdiction in which we operate, such occurrence could have a material negative impact on the volume of raw materials available to us or the demand for our finished products.

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

With respect to human food, pet food and animal feed safety in the United States, the FDA Food Safety Modernization Act (“FSMA”) was enacted on January 4, 2011 and gave the FDA new authorities, which became effective immediately, and directed the FDA to promulgate new regulations pursuant to the FSMA. Included among these new authorities and regulations are:

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

•
The FDA issued final rules for preventive controls (“PCs”) for human food and animal feed (“Human Food PC Rule” and “Animal Food PC Rule,” respectively), which apply to registered FDA facilities that manufacture, process, pack and hold human or animal food and require these facilities to establish and implement written food safety plans, which include hazard analyses, PCs to ensure that significant hazards that are identified as needing to be controlled will be significantly reduced or prevented, monitoring of PCs, supply-chain controls if appropriate to control a significant hazard, recall plans, corrective action procedures, verification activities and record keeping standards. The Human Food PC Rule also updates existing Current Good Manufacturing Practices (“CGMPs”), and the Animal Food PC Rule establishes minimum CGMPs for the production, holding and distribution of the human or animal food. The FDA has issued various guidance and draft guidance documents to help food facilities comply with requirements under these final rules.

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

•
The FDA finalized a rule that requires registered human food facilities to conduct a vulnerability assessment and implement mitigation strategies, including a written food defense plan, to prevent or mitigate potential acts of intentional adulteration of food that could harm the public health. Most large businesses were required to comply with the rule by July 26, 2019, and the FDA issued revised draft guidance in March 2019 to assist covered businesses with compliance.

We have followed regulations enacted under the FSMA throughout the rulemaking process and have implemented CGMPs, food safety plans and other procedures at our domestic facilities, which we believe comply with the applicable final Human Food PC Rule or Animal Food PC Rule. Similar procedures have been implemented at our foreign facilities for compliance with the FSVP Rule. Such rulemaking and implementation of compliant procedures could, among other things, limit our ability to import necessary raw materials or finished products or require us to amend certain of our other operational policies and procedures. Unforeseen issues and requirements may arise as the FDA implements and enforces these and other final rules or promulgates other new regulations provided for by the FSMA.

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

Although Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, changes to the “feed ban” may adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin on the EU market. For that purpose, the BSE status of EU Member States, non-EU members of the European Economic Area and other countries or regions (“Third Countries”) is to be determined by classification into one of three categories depending on the BSE risk involved: a negligible risk, a controlled risk or an undetermined risk. This classification is made by the OIE. The determination of BSE status is based on a risk assessment and the implementation of a surveillance program. For each risk category there are trade rules to provide the necessary guarantees for protecting public and animal health. Currently, the following EU Member States are classified as having a controlled BSE risk: France, Greece and Ireland. The other EU Member States are classified as having a negligible BSE risk. A change in the BSE status of one or more EU Member States may have a negative impact on Darling Ingredients International. Under EU legislation, imported products from outside the EU must meet the same safety standards as products produced in EU Member States. Therefore, the TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, such as full traceability of imported animals and animal by-products, a ban on the use of MBM in feed for ruminants and the prohibition of the import of specified risk material or mechanically recovered meat. The detailed import requirements depend on the BSE status of Third Countries. The Animal By-Products Regulation establishes rules intended to prevent the outbreak of certain diseases such as BSE. The Animal By-Products Regulation imposes, for example, rules for the use and disposal of specified risk material and other high risk material. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

In addition, the introduction of new EU legislation applicable to the agri-food sector could create additional compliance requirements and enforcement risks for us. Regulation (EU) 2019/1381 (“Food Transparency Regulation”) was adopted on June 20, 2019 and will apply from 27 March 2021. The Food Transparency Regulation strengthens transparency requirements in EU food law. Among other things, the European Food Safety Authority (“EFSA”) will be required to disclose scientific data, studies and other information supporting applications, including supplementary information supplied by applicants, taking into account the protection of confidential information and of personal data. EFSA is tasked with establishing and managing a publicly accessible database of studies commissioned or carried out by business operators to support an application or notification in relation to which EU law contains provisions for EFSA to provide a scientific output, including a scientific opinion. Business operators will need to notify EFSA of the title and the scope of any study commissioned or carried out by them to support an application or a notification, as well as the laboratory or testing facility carrying out that study, and its starting and planned completion dates. Any potential disclosure of unfavorable studies and data as well as EFSA’s ultimate decision-making power to determine what constitutes confidential information (and therefore subject or not to transparency obligations) may result in adverse publicity, negatively impact our reputation and/or require us to disclose commercially sensitive information and data. Regulation (EC) No 2017/625 (replacing Regulation (EC) No 882/2004) (“Official Controls Regulation”) was adopted on March 15, 2017 and has applied in the EU since December 14, 2019, providing a revised framework for EU Member States to verify compliance with agri-food chain rules through official controls. The scope of the Official Controls Regulation has been extended and will now cover official controls to verify compliance with food and feed law, animal health and welfare, plant health and animal-by products rules. The extension of the scope to also cover plant health and animal by-products as well as organics and plant protection products, is intended to introduce a more harmonized and coherent approach to official controls and relevant enforcement actions along the entire agri-food chain. To deter fraudulent practices, the Official Controls Regulation introduces more stringent rules for financial penalties, imposed by Member States. Those penalties will need to reflect the economic advantage of the operator or a percentage of the operator’s turnover. The Regulation also introduces new provisions to protect whistle-blowers to encourage and facilitate the reporting of non-compliance. More stringent and higher financial penalties may potentially result in significant and unexpected costs and enhanced provisions regarding whistle-blowers may result in more regulatory investigations and enforcement actions, both of which could have a material adverse effect on our business.

We have significant international sales and operations and face risks related to health epidemics which could adversely affect our business and results of operations.

In addition to the risks associated with any animal-related diseases (see “Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.” and “Our business may be affected by the impact of animal related disease, such as BSE and other food safety issues.”), our business and operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the recent outbreak of the respiratory illness caused by a coronavirus strain (COVID-19) first identified in Wuhan, Hubei Province, China, or any other outbreak of contagious diseases, and other adverse public health developments. These effects could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. Certain of our facilities in China have experienced disruptions in operations due to the coronavirus.

Large capital projects can take many years to complete, and market conditions could deteriorate over time, negatively impacting project returns.

We may engage in capital projects, such as the DGD Joint Venture expansion projects, based on the forecasted project economics and level of return on the capital to be employed in the project. Large-scale projects take many years to complete, and market conditions can change from our forecast. As a result, we may be unable to fully realize our expected returns, which could negatively impact our financial condition, results of operations, and cash flows.

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

In addition, increasing efforts to control emissions of GHG are likely to impact our operations. We operate in certain jurisdictions subject to the Paris Agreement, which mandates reduced GHG emissions in certain participating countries, and the EPA’s rule establishing mandatory GHG reporting for certain activities may apply to some of our facilities if we exceed the applicable thresholds. The EPA has also announced a regulatory endangerment finding relating to GHG emissions that has led to further regulation of GHG emissions. Legislation to regulate GHG emissions has periodically been proposed in the U.S. Congress and a growing number of states and foreign countries are taking action to require reductions in GHG emissions. Future GHG emissions limits may require us to incur additional capital and operational expenditures. EPA regulations limiting exhaust emissions also have become more restrictive, and the National Highway Traffic Safety Administration and the EPA have adopted regulations that govern fuel efficiency and GHG emissions. Compliance with these and similar regulations could increase the cost of new fleet vehicles and increase our operating expenses. Compliance with future GHG regulations may require expenditures that could materially adversely affect our business, results of operations and financial condition.

We have approximately 10,100 employees world-wide and are subject to a wide range of local, provincial and national laws and regulations governing the health and safety of workers, including, for example, OSHA in the United States. We can be subject to potential fines and civil and, in egregious cases, criminal actions if we are found to be in violation of worker health and safety laws in any of these jurisdictions. Further, as such laws and regulations change, we may sometimes be required to commit to unplanned capital expenditures in order to continue to comply with workplace safety requirements at our facilities. In addition, we operate and maintain an extensive vehicle fleet to transport products to and from customer locations in all jurisdictions where we have facilities. Our fleets and drivers are subject to federal, state, local and foreign laws and licensing requirements applicable to commercial fleets, their cargo and their hours and methods of operation. Failure to comply with these laws and regulations in any location could materially adversely affect our business, results of operations, financial condition and reputation.

If we experience difficulties or a significant disruption in our information systems or if we fail to implement new systems and software successfully, our business could be materially adversely affected.

We depend on information systems throughout our business to collect and process data that is critical to our operations and accurate financial reporting. Among other things, these information systems process incoming customer orders and outgoing supplier orders, manage inventory, and allow us to efficiently collect raw materials and distribute products, process and bill shipments to and collect cash from our customers, respond to customer and supplier inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, record and pay amounts due vendors and other creditors and manage our human resource function.

If we were to experience a disruption in our information systems that involve interactions with suppliers and customers, it could result in a loss of raw material supplies, sales and customers and/or increased costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any such disruption could adversely affect our ability to meet our financial reporting obligations. We may also encounter difficulties in developing and implementing new systems or maintaining and upgrading existing systems and software. Such difficulties may lead to significant expenses or losses due to unexpected additional costs required to implement or maintain systems, disruption in business operations, loss of sales or profits, or cause us to incur significant costs to reimburse third parties for damages, and, as a result, may have a material adverse effect on our results of operations and financial condition. We could also experience impairment of our reputation if any of these events were to occur.

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely upon our information systems and networks in connection with a variety of business activities, and we collect and store sensitive data. Increased security threats to information systems and more sophisticated computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We are the subject of cyber attacks from time to time, and must invest resources to protect our systems and defend against and respond to incidents. A failure of or breach in technology security could expose us and our customers and suppliers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operating disruptions, which in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

Furthermore, we are subject to complex and evolving laws and regulations regarding privacy, know-your-customer requirements, data protection, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices or inconsistent with one another. If personal, confidential or proprietary information of customers or employees in our possession is mishandled or misused, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations. For example, European legislators adopted the General Data Protection Regulation (“GDPR”) that became effective in May 2018, and supersedes EU data protection legislation, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance. There are significant outstanding questions relating to the scope and applicability of GDPR for companies such as ours. We may face difficulty in fully complying with these regulations and any failure to do so could subject us to significant monetary penalties, liabilities, and adverse publicity. Further, California recently enacted a privacy law (the “California Consumer Privacy Act” or “CCPA”), which may limit how we may collect and use personal data, and which came into effect in January 2020. As the law is new and draft regulations have not yet been finalized, and additional state privacy laws may be enacted the impact of these State privacy on us and others in our industry is uncertain. We also may be required to expend significant resources to prepare for and comply with the evolving standards. We could be adversely affected if the CCPA and other states’ legislation or regulations require changes in our business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

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

We are subject to income taxes in the United States and in numerous other foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be adversely affected by changes in the mix of earnings by jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or tax rates. Tax reform enacted in the United States in 2017 included changes to U.S. federal income tax rates, imposed significant additional limitations on the deductibility of business interest expense and net operating losses and put into effect a number of changes impacting operations outside the United States. While we have reflected the expected impact of the new law in our financial statements in accordance with our understanding of U.S. tax reform and available guidance, the ultimate effects of U.S. tax reform remain uncertain and there may be further impacts of the new law. In particular, additional regulations and guidance may be issued (possibly with retroactive effect) that could significantly impact how the new law applies to us and resulting changes could have an adverse effect on us, and such effect could be material. In particular, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by governing tax authority could affect our profitability.

An impairment in the carrying value of our goodwill or other intangible assets may have a material adverse effect on our results of operations.

As of December 28, 2019, the Company had approximately $1.2 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred. Additionally, impairment of goodwill must be tested whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. For example, a deterioration in demand for, or increases in costs for producing, a supplier’s principal products could lead to a reduction in the supplier’s output of raw materials, thus impacting the fair value of a plant processing that raw material. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

We may be subject to work stoppages at our operating facilities, which could cause interruptions in the manufacturing or distribution of our products.

While we currently have no international, national or multi-plant union contracts, as of December 29, 2018 approximately 19% of Darling’s North American employees, 27% of Rothsay’s employees and 44% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms. Rothsay agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

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

In the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States.  The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements.  As a result, the solvency of EU pension funds are mostly regulated on a national level.  On December 23, 2016, the new IORP Directive (“IORP Directive II”) was published on the Official Journal of the European Union and entered into force on January 12, 2017, though this did not make substantive changes to the solvency requirements under the original IORP Directive.  The new IORP Directive II recognizes in one of its recitals that changes in this area could potentially decrease the willingness of employers to provide occupational pension schemes. EU Member States were required to implement IORP Directive II into national legislation by January 13, 2019. The UK introduced new legislation with effect from 13 January 2019 to implement certain parts of IORP Directive II: (i) the Occupational Pension Schemes (Governance) (Amendment) Regulations 2018, SI 2018/1103, which implemented the governance provisions; (ii) the Occupational Pension Schemes (Cross-border Activities) (Amendment) Regulations 2018, SI 2018/1102, which implemented the requirements relating to cross-border activity and cross-border transfers; and (iii) the Pension Protection Fund (Pensionable Service) and Occupational Pension Schemes (Investment and Disclosure) (Amendment and Modification) Regulations 2018, SI 2018/988, which (among other things) made amendments to the content requirements of statements of investment principles so as to require trustees to state, from 1 October 2019, their policy on ‘financially material considerations’. The UK government considered that the other aspects of IORP Directive II were already adequately covered by the existing UK law. Given that IORP Directive II has already been implemented in UK law, the European Union (Withdrawal) Act 2018 will preserve any legislation made in the UK to implement the obligations under IORP Directive II (including those carried over from the original IORP Directive). That legislation is unlikely to change immediately following Brexit, although there will be scope later on for the UK legislation and regulation to diverge from that of the EU.

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

Media campaigns related to feed and food ingredient production present reputational and other risks.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”), was signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our future healthcare costs, including the contributions we are required to make to our benefit plans. In particular, the requirement that we either offer our full-time employees healthcare coverage that satisfies the ACA's affordability and minimum value standards or potentially be subject to an excise tax penalty became effective in calendar year 2015. In addition, beginning in 2016, we had to file information returns with the IRS regarding the health insurance coverage offered to our full-time employees in the prior calendar year and furnish to employees a statement that includes the same information provided to the IRS. While we have timely filed such returns and provided our employees with the required statements to date, failure to do so in the future could expose us to reporting penalties under applicable sections of the Internal Revenue Code. These provisions could reduce our net income and adversely affect our cash flows.

Legislative changes to, or regulatory changes under, all or certain portions of the ACA have been made under the Trump administration and more may be likely. On December 20, 2019, President Trump signed Public Law 116-94, a spending bill that included provisions repealing the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. President Trump also has signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, members of the U.S. Congress have proposed other legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, in addition to Public Law 116-94, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act, passed in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate” (although a few states have adopted individual mandate requirements that assess penalties against individuals based on their uninsured status). There is uncertainty with respect to the impact that the reform proposals from the President’s administration and U.S. Congress may have, if any, including whether additional legislative reform will be enacted and whether any proposals will encompass or potentially alter the full-time employee healthcare coverage requirements and reporting obligations imposed on large employers like us. There have also been various litigation challenges to the ACA, some of which are ongoing. The 2020 U.S. Presidential and Congressional elections may also result in unknown changes to healthcare laws. Any changes may likely take time to unfold, and we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on us. We cannot assure that the ACA, as currently enacted or as repealed or amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

The vote on June 23, 2016 by the United Kingdom (the “UK”) to exit the EU, or Brexit, has created uncertainty in the global financial markets, but the eventual effects of the UK’s withdrawal from the EU on our business or our investment portfolios are uncertain at this time. On March 29, 2017, the Prime Minister of the UK notified the European Council in accordance with Article 50 of the Treaty on European Union of the UK’s intention to withdraw from the EU, triggering a two-year period for the negotiation of the UK’s withdrawal from the EU, which period was subsequently extended. The effect of Brexit on our business and investments is uncertain as negotiations commence to determine the future terms of the UK relationship with the EU. The effects of the UK’s withdrawal from the EU will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could impair the ability of Darling Ingredients International to transact business in the future in the UK, including by restricting the free travel of employees from and to the UK and through legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Furthermore, Brexit is likely to continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the UK’s future relationship with the EU are settled. These effects could have an adverse effect on our business, investments and future operations in Europe. A withdrawal agreement and a political declaration were agreed at the European Council on October 17, 2019. The UK general election on December 12, 2019 resulted in an absolute majority of seats for the UK Conservative Party in the House of Commons. On January 9, 2020 the House of Commons voted on the European Union (Withdrawal Agreement) Bill 2019-20 (the “Withdrawal Bill”), which paved the way for the UK to leave the EU on January 31, 2020, on its third reading. The Withdrawal Bill covers "divorce" payments to the EU, citizens’ rights, customs arrangements for Northern Ireland, and a planned 11-month transition period. The House of Commons approved the Withdrawal Bill by 330 votes to 231, and it was passed by the House of Lords, the UK Parliament’s upper house, without further modifications on January 22, 2020. The UK withdrew from the EU at 23:00 GMT on January 31, 2020, and the planned transition period will run from February 1, 2020 to December 31, 2020. During the transition period, the UK will cease to be an EU member but will still follow all of the EU’s rules and regulations, and will remain in the single market and the customs union and contribute to the EU budget. This transition period would also see the UK and the EU negotiate a trade agreement that would be likely to commence immediately following the end of the transition period, and provide an opportunity for businesses and the UK government to prepare for the new arrangements. While this transition period may be extended if such an extension is requested before the end of June 30, 2020, the UK’s Prime Minister has stated that he will not request an extension. After December 31, 2020 or any later date on which the transition period would end, the relationship between the UK and the EU would be regulated by any trade agreement concluded during the transition period. A ‘no-deal’ Brexit scenario could still occur. In a no-deal scenario, the loss of the single-market would see the UK fall back on to basic World Trade Organization Terms, which would involve tariffs and checks on UK goods travelling to the EU and vice versa. In the absence of further transitional arrangements with the EU, therefore, there is a greater risk that trade between UK and EU businesses will be materially adversely affected, particularly in relation to highly regulated products such as pharmaceuticals and products of animal-origin, due to the additional regulatory burdens that are likely to be imposed on exporters/importers which may affect the availability of these products.

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

In addition, our rights to participate in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors (except to the extent we may ourselves be a creditor of that subsidiary), including that subsidiary’s trade creditors and our creditors who have obtained or may obtain guarantees from the subsidiaries. As a result, our common stock will be subordinated to our and our subsidiaries’ obligations and liabilities, which currently include borrowings and guarantees. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.25% Senior Notes due 2027” and “3.625% Senior Notes due 2026.”

Our ability to pay any dividends on our common stock may be limited and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not paid any dividends on our common stock since January 3, 1989 and we have no current plans to do so. Our current financing arrangements permit us to pay cash dividends on our common stock within limitations defined by the terms of our existing indebtedness, including our senior secured credit facility, 5.25% senior notes due 2027 and 3.625% senior notes due 2026 and any other indentures or other financing arrangements that we enter into in the future. For example, our senior secured credit facility restricts our ability to make payments of dividends in cash if certain coverage ratios are not met. Even if such coverage ratios are met in the future, any determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, business opportunities, restrictions imposed by any of our financing arrangements, provisions of applicable law and any other factors that our board of directors determines are relevant at that point in time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 28, 2019, the Company's corporate headquarters is located at 5601 N MacArthur Boulevard, Irving, Texas, 75038.

As of December 28, 2019, the Company operates a global network of over 200 locations, including 144 production facilities, across five continents. All of the processing facilities are owned except for 10 leased facilities and the Company owns and leases a network of transfer stations. The following is a listing of a majority of the Company's operating plants as of December 28, 2019 by operating segment with a description of the plants principal process.

LOCATION	DESCRIPTION
Feed Ingredients Segment
Albertville, Alabama, United States	Bakery Residuals
Bastrop, Texas, United States	Animal By-Products
Bellevue, Nebraska, United States	Animal By-Products
Berlin, Wisconsin, United States	Animal By-Products
Blue Earth, Minnesota, United States	Animal By-Products
Blue Island, Illinois, United States	Used Cooking Oil/Trap Processing
Boise, Idaho, United States	Animal By-Products
Bryan, Texas, United States	Bakery Residuals
Burgum, Netherlands	Animal By-Products
Butler, Kentucky, United States	Animal By-Products
Butler, Kentucky, United States	Bakery Residuals
Clinton, Iowa, United States	Animal By-Products
Coldwater, Michigan, United States	Animal By-Products
Collinsville, Oklahoma, United States	Animal By-Products
Dallas, Texas, United States	Animal By-Products
Denver, Colorado, United States	Animal By-Products
Des Moines, Iowa, United States	Animal By-Products
Doswell, Virginia, United States	Bakery Residuals
Dundas, Ontario, Canada	Animal By-Products
East Dublin, Georgia, United States	Animal By-Products
E. St. Louis, Illinois, United States	Animal By-Products
Ellenwood, Georgia, United States	Animal By-Products
Fresno, California, United States	Animal By-Products
Grapeland, Texas, United States	Animal By-Products
Hamilton, Michigan, United States	Animal By-Products
Henderson, Kentucky, United States	Fertilizer
Henderson, Kentucky, United States	Bakery Residuals
Hickson, Ontario, Canada	Animal By-Products
Honey Brook, Pennsylvania, United States	Bakery Residuals
Houston, Texas, United States	Animal By-Products
Jackson, Mississippi, United States	Animal By-Products
Kansas City, Kansas, United States	Animal By-Products
Kansas City, Kansas, United States	Protein Refining
Lexington, Nebraska, United States	Animal By-Products
Lingen, Germany	Blood
Loenen, Netherlands	Animal By-Products
Los Angeles, California, United States	Animal By-Products
Luohe, China	Blood
Maquoketa, Iowa, United States	Blood
Marshville, North Carolina, United States	Bakery Residuals
Maryborough, Australia	Blood
Maysville, KY	Protein Refining
Maysville, KY	Bakery Residuals
Mason City, Illinois, United States	Animal By-Products
Mering, Germany	Blood
Moorefield, Ontario, Canada	Animal By-Products
Muscatine, Iowa, United States	Bakery Residuals
Newark, New Jersey, United States	Animal By-Products
Newberry, Indiana, United States	Animal By-Products
North Baltimore, Ohio, United States	Bakery Residuals
Omaha, Nebraska, United States	Protein Refining

Omaha, Nebraska, United States	Animal By-Products
Osetnica, Poland	Animal By-Products
Paducah, Kentucky, United States	Wet Pet Food
Pocahontas, Arkansas, United States *	Animal By-Products
Ravenna, Nebraska, United States	Wet Pet Food
Russellville, Kentucky, United State	Animal By-Products
San Francisco, California, United States *	Animal By-Products
Sioux City, Iowa, United States	Animal By-Products
Smyrna, Georgia, United States	Trap Processing
Springdale, Arkansas, United States	Wet Pet Food
Son, Netherlands	Animal By-Products
Starke, Florida, United States	Animal By-Products
Suzhou, China	Blood
Tacoma, Washington, United States *	Animal By-Products
Tama, Iowa, United States	Animal By-Products
Tampa, Florida, United States	Animal By-Products
Truro, Novia Scotia, Canada	Used Cooking Oil
Turlock, California, United States	Animal By-Products
Turlock, California, United States	Fertilizer
Union City, Tennessee, United States	Animal By-Products
Usnice, Poland	Animal By-Products
Wahoo, Nebraska, United States	Animal By-Products
Watts, Oklahoma, United States	Bakery Residuals/Protein Refining
Wichita, Kansas, United States	Animal By-Products
Winesburg, Ohio, United States *	Animal By-Products
Winnipeg, Manitoba, Canada	Animal By-Products

Food Ingredients Segment
Almere, Netherlands	Casings
Amparo, Brazil	Collagen
Angouleme, France	Collagen
Da'an, China	Collagen
Dubuque, Iowa, United States	Collagen
Eindhoven, Netherlands	Fat
Elsholz, Germany	Fat
Erolzheim, Germany	Fat
Gent, Belgium	Collagen
Girona, Spain	Collagen
Harlingen, Netherlands	Fat
Ilse-Sur-La-Sorgue, France	Collagen
Kaiping, China	Collagen
Lubien, Poland	Fat
Peabody, Massachusetts, United States	Collagen
Porto, Portugal	Casings
Presidente Epitacio, Brazil	Collagen
Stoke-on Trent, United Kingdom	Bone
Versmold, Germany	Fat
Vuren, Netherlands	Bone
Wenzhou, China	Collagen

Fuel Ingredients Segment
Belm-Icker, Germany	Bioenergy
Butler, Kentucky, United States	Biodiesel
Denderleeuw, Belgium	Bioenergy
Jagel, Germany	Bioenergy
Rotenburg, Germany	Bioenergy
Saint-Catherine, Quebec Canada *	Biodiesel
Son, Netherlands	Bioenergy

* Leased

Rent expense for our leased properties was $13.0 million in the aggregate in fiscal 2019. We believe our current properties are suitable and adequate for their intended purpose.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At December 28, 2019 and December 29, 2018, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $70.5 million and $66.6 million, respectively.  The Company has insurance recovery receivables of approximately $26.2 million and $26.1 million as of December 28, 2019 and December 29, 2018, related to insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of a former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and lays out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The EPA has already offered early cash out settlements to 20 of the other PRPs and has stated that other parties who did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”) may also be eligible for cash out settlements and conducted a settlement analysis using a third-party allocator. The Company participated in this allocation process as it asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the COCs. In November 2019, the Company received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the lower Passaic River area. The Company has accepted this settlement offer, which is now subject to the EPA’s administrative approval process, which includes publication and a public comment period. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Passaic River. Furthermore, in the event the settlement with the EPA described above is consummated, it could preclude certain of the claims alleged by OCC against the Company. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

Holders

The Company has been notified by its stock transfer agent that as of February 19, 2020, there were 141 holders of record of the common stock.

Dividend Policy

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2020.  The agreements underlying the Company's senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Issuer Purchases of Equity Securities

On August 7, 2017, the Company's Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. To that point, the Company had previously repurchased $10.9 million shares of its Common stock under the program. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. On November 6, 2018, the Board approved an increase in the share repurchase program from $100.0 million to $200.0 million and extended the term of the program for an additional year to August 13, 2020. Repurchases may occur through August 13, 2020, unless extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $30.1 million of its common stock in open market purchases and, as of the date of this report, has $180.8 million remaining in its share repurchase program.

The following table is a summary of equity securities purchased by the Company during the fourth quarter of fiscal 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
October 2019:
September 29, 2019 through October 26, 2019	407,076		18.47	407,076	$180,760,509
November 2019:
October 27, 2019 through November 23, 2019	40,855	(3)	22.84	—	180,760,509
December 2019:
November 24, 2019 through December 28, 2019	82,337	(3)	24.07	—	180,760,509
Total	530,268		21.07	407,076	$180,760,509

(1)
All shares purchased during the fourth quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options).

(2)	The average price paid per share is calculated on a trade date basis and excludes commissions.

(3)	Shares withheld for taxes on restricted stock and options.

(4)
Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced, to repurchase up to an aggregate of $200.0 million of the Company's common stock over the period ending August 13, 2020, unless extended or shortened by the Board of Directors.

Common Stock Performance Graph

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index and the Dow Jones US Waste and Disposal Service Index for the period from January 3, 2015 to December 28, 2019, assuming the investment of $100 on January 4, 2015 and the reinvestment of dividends. The Agri-Equities Index - Tier One is no longer shown as in prior years since it is no longer being produced.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 28, 2019, December 29, 2018, and December 30, 2017, and the related notes thereto.

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
	Fifty-two	Fifty-two	Fifty-two	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	December 28,	December 29,	December 30,	December 31,	January 2,
	2019	2018 (e)	2017 (f)	2016 (f)	2016
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$3,363,905	$3,387,726	$3,662,251	$3,391,928	$3,391,255
Cost of sales and operating expenses (f)	2,589,085	2,646,374	2,875,680	2,635,333	2,654,025
Loss (gain) on sale of assets	(20,582)	709	(237)	—	—
Selling, general and administrative expenses (b), (f)	358,523	309,264	343,502	311,552	316,383
Restructuring and impairment charges	—	14,965	—	—	—
Depreciation and amortization	325,510	321,192	302,100	289,908	269,904
Acquisition and integration costs	—	—	—	401	8,299
Equity in net income of Diamond Green Diesel (h)	364,452	159,779	28,239	69,912	71,895
Operating income	475,821	255,001	169,445	224,646	214,539
Interest expense (a)	78,674	86,429	88,926	94,187	105,530
Debt extinguishment costs	12,126	23,509	—	—	—
Foreign currency loss	1,311	6,431	6,898	1,854	4,911
Loss (gain) on disposal of subsidiaries	(2,967)	12,545	885	—	—
Other expense, net, (f)	6,671	7,562	8,801	6,533	6,839
Equity in net loss/(income) of other unconsolidated subsidiaries and unconsolidated subsidiaries (h)	(428)	550	(265)	(467)	(1,521)
Income from continuing operations before income taxes	380,434	117,975	64,200	122,539	98,780
Income tax (benefit)/expense	59,467	12,031	(69,154)	15,315	13,501
Net Income	$320,967	$105,944	$133,354	$107,224	$85,279
Net Income attributable to minority interests	(8,367)	(4,448)	(4,886)	(4,911)	(6,748)
Net Income attributable to Darling	$312,600	$101,496	$128,468	$102,313	$78,531
Basic earnings per common share	$1.90	$0.62	$0.78	$0.62	$0.48
Diluted earnings per common share	$1.86	$0.60	$0.77	$0.62	$0.48
Weighted average shares outstanding	164,633	164,789	164,752	164,600	165,031
Diluted weighted average shares outstanding	168,378	167,910	166,730	165,212	165,119
Other Financial Data:
Adjusted EBITDA (c)	$436,879	$431,379	$443,306	$444,642	$412,548
Depreciation	251,880	246,002	224,125	212,217	186,595
Amortization	73,630	75,190	77,975	77,691	83,309
Capital expenditures (d)	359,498	321,896	274,168	243,523	229,848
Balance Sheet Data:
Working capital (g)	$228,949	$357,444	$396,962	$441,451	$490,120
Total assets (g)	5,345,258	4,889,354	4,958,225	4,698,017	4,760,619
Current portion of long-term debt (g)	90,996	7,492	16,143	23,247	45,166
Total long-term debt less current portion (g)	1,558,429	1,666,940	1,698,050	1,727,696	1,885,851
Stockholders’ equity attributable to Darling	2,565,819	2,273,048	2,244,933	1,972,994	1,870,709

(a)	Included in interest expense for fiscal 2015 is the write-off of deferred loan costs of approximately $10.6 million.

(b)
Included in selling, general and administrative expense for fiscal 2019 is a gain of approximately $4.4 million and for fiscal 2016 there is a gain of approximately $3.1 million from business interruption insurance proceeds.

(c)
Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with U.S. generally accepted accounting principles (“GAAP”).  Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment and restructuring charges, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss (gain) of unconsolidated subsidiaries.  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company's industry.  In addition, management believes that adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in the food ingredients and agriculture industries because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s senior secured credit facilities and senior unsecured notes that were outstanding at December 28, 2019.  The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes, as those definitions permit further adjustments to reflect certain other non-cash charges.

Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016
Net income attributable to Darling	$312,600	$101,496	$128,468	$102,313	$78,531
Depreciation and amortization	325,510	321,192	302,100	289,908	269,904
Interest expense	78,674	86,429	88,926	94,187	105,530
Income tax (benefit)/expense	59,467	12,031	(69,154)	15,315	13,501
Restructuring and impairment charges	—	14,965	—	—	—
Other, net	7,982	13,993	15,699	8,387	11,750
Debt extinguishment costs	12,126	23,509	—	—	—
Loss (gain) on disposal of subsidiaries	(2,967)	12,545	885	—	—
Equity in net income of unconsolidated subsidiaries	(364,880)	(159,229)	(28,504)	(70,379)	(73,416)
Net income attributable to noncontrolling interests	8,367	4,448	4,886	4,911	6,748
Adjusted EBITDA	$436,879	$431,379	$443,306	$444,642	$412,548

(d)
Fiscal 2018 excludes the capital assets acquired in the Kruger Commodities, Inc., Triple - T Foods - Arkansas, Inc., and Sonac Lubien, Poland acquisitions of approximately $31.6 million. Fiscal 2017, fiscal 2016 and fiscal 2015 excludes the capital assets acquired in immaterial acquisitions.

(e)
Subsequent to the date of acquisition, fiscal 2018 includes 32 weeks of contribution from the acquisition of Kruger Commodities, Inc., 12 weeks from the acquisition of Triple-T Foods - Arkansas, Inc. and 8 weeks from the acquisition of Sonac Lubien.

(f)
In fiscal 2017 and fiscal 2016, includes certain reclassifications from cost of sales of approximately $0.4 million and $0.2 million, respectively and from selling general and administrative costs of approximately $4.0 million and $2.5 million, respectively to other income/(expense), net to conform to current presentation for pension expense.

(g)
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

(h)
In 2019, the Company continued to evaluate operational developments and the impact of anticipated significant expansion of the DGD Joint Venture. This evaluation was impactful to the consideration of how the Company most appropriately reflects its share of equity income from the DGD Joint Venture. Based on the Company's analysis, it was determined that the DGD Joint Venture has evolved into an integral and integrated part of the Company's ongoing operations. The Company determined this justifies a more meaningful and transparent presentation of equity in net income of the DGD Joint Venture as a component of the Company's operating income. As a result, the Company has reclassified its equity in net income of the DGD Joint Venture to operating income for fiscal 2018, fiscal 2017, fiscal 2016 and fiscal 2015 to conform with current presentation.

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

Fiscal Year 2019 Overview

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe and North America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, and (viii) the rearing and processing of black soldier fly larvae into specialty proteins for use in animal feed and pet food in North America; and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company's global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the collagen industry and bone ash in Europe. Collagens produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutraceutical, food, pet food and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 2 to the Company's Consolidated Financial Statements for the period ended December 28, 2019 included herein, (ii) the conversion of animal fats and recycled greases into biodiesel in North America, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (v) the processing of manure into natural bio-phosphate in Europe.

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

The Company’s Feed Ingredients segment animal by-products, bakery residuals, used cooking oil recovery, and blood operations are each influenced by prices for agricultural-based alternative ingredients such as corn oil, soybean oil, soybean meal, and palm oil. In these operations, the costs of the Company's raw materials change with, or in certain cases are indexed to, the selling price or the anticipated selling price of the finished goods produced from the acquired raw materials and/or in some cases, the price spread between various types of finished products. The Company believes that this methodology of procuring raw materials generally establishes a relatively stable gross margin upon the acquisition of the raw material. Although the costs of raw materials for the Feed Ingredients segment are generally based upon actual or anticipated finished goods selling prices, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and often times, material impact on the Company’s gross margin and profitability resulting from the brief lapse of time between the procurement of the raw materials and the sale of the finished goods. In addition, the volume of raw material volume acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on the gross margin reported, as the Company has a substantial amount of fixed operating costs.

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

The Company's Fuel Ingredients segment converts fats into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources. The Company's gross margin and profitability in this segment are impacted by world energy prices for oil, electricity, natural gas and governmental subsidies.

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

Results of Operations

Fiscal Year Ended December 28, 2019 Compared to Fiscal Year Ended December 29, 2018

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During fiscal year 2019, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal year 2019, compared to average Jacobsen and Reuters prices for fiscal year 2018 are:

	Avg. Price Fiscal Year 2019	Avg. Price Fiscal Year 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 230.85/ton	$ 266.75/ton	$ (35.90)/ton	(13.5)%
Feed Grade PM (Mid-South)	$ 241.37/ton	$ 267.76/ton	$ (26.39)/ton	(9.9)%
Pet Food PM (Mid-South)	$ 522.39/ton	$ 653.24/ton	$ (130.85)/ton	(20.0)%
FM (Mid-South)	$ 352.87/ton	$ 452.31/ton	$ (99.44)/ton	(22.0)%
BFT (Chicago)	$ 28.08/cwt	$ 26.34/cwt	$ 1.74/cwt	6.6%
YG (Illinois)	$ 22.01/cwt	$ 20.60/cwt	$ 1.41/cwt	6.8%
Corn (Illinois)	$ 3.95/bushel	$ 3.66/bushel	$ 0.29/bushel	7.9%
Reuters:
Palm Oil (CIF Rotterdam)	$ 568.00/ton	$ 597.00/ton	$ (29.00)/ton	(4.9)%
Soy meal (CIF Rotterdam)	$ 347.00/ton	$ 405.00/ton	$ (58.00)/ton	(14.3)%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal year 2019, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal year 2019.

	Avg. Price 4th Quarter 2019	Avg. Price 3rd Quarter 2019	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 230.01/ton	$ 216.29/ton	$ 13.72/ton	6.3%
Feed Grade PM (Mid-South)	$ 223.46/ton	$ 234.60/ton	$ (11.14)/ton	(4.7)%
Pet Food PM (Mid-South)	$ 408.75/ton	$ 411.77/ton	$ (3.02)/ton	(0.7)%
FM (Mid-South)	$ 283.81/ton	$ 333.43/ton	$ (49.62)/ton	(14.9)%
BFT (Chicago)	$ 25.62/cwt	$ 30.50/cwt	$ (4.88)/cwt	(16.0)%
YG (Illinois)	$ 20.39/cwt	$ 24.53/cwt	$ (4.14)/cwt	(16.9)%
Corn (Illinois)	$ 3.98/bushel	$ 4.16/bushel	$ (0.18)/bushel	(4.3)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 675.00/ton	$ 533.00/ton	$ 142.00/ton	26.6%
Soy meal (CIF Rotterdam)	$ 347.00/ton	$ 339.00/ton	$ 8.00/ton	2.4%

Segment Results

Segment operating income for the fiscal year ended December 28, 2019 was $475.8 million, which reflects an increase of $220.8 million or 86.6% as compared to the fiscal year ended December 29, 2018.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2019
Net Sales	$1,970,561	$1,119,085	$274,259	$—	$3,363,905
Cost of sales and operating expenses	1,519,596	864,618	204,871	—	2,589,085
Gross Margin	450,965	254,467	69,388	—	774,820

Gross Margin %	22.9%	22.7%	25.3%	—%	23.0%

Loss/ (gain) on sale of assets	(7,720)	(13,175)	313	—	(20,582)
Selling, general and administrative expense	200,487	97,363	2,762	57,911	358,523
Depreciation and amortization	203,456	79,671	31,946	10,437	325,510
Equity in net income of Diamond Green Diesel	—	—	364,452	—	364,452
Segment operating income/ (loss)	54,742	90,608	398,819	(68,348)	475,821

Equity in net income of unconsolidated subsidiaries	428	—	—	—	428
Segment income/(loss)	55,170	90,608	398,819	(68,348)	476,249

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 29, 2018
Net Sales	$1,952,555	$1,139,126	$296,045	$—	$3,387,726
Cost of sales and operating expenses	1,497,973	918,141	230,260	—	2,646,374
Gross Margin	454,582	220,985	65,785	—	741,352

Gross Margin %	23.3%	19.4%	22.2%	—%	21.9%

Loss/ (gain) on sale of assets	725	(282)	266	—	709
Selling, general and administrative expense	176,722	91,546	(4,770)	45,766	309,264
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	194,292	80,988	34,981	10,931	321,192
Equity in net income of Diamond Green Diesel	—	—	159,779	—	159,779
Segment operating income/(loss)	82,843	33,768	195,087	(56,697)	255,001

Equity in net loss of unconsolidated subsidiaries	(550)	—	—	—	(550)
Segment income/(loss)	82,293	33,768	195,087	(56,697)	254,451

Feed Ingredients Segment

Raw material volume. In fiscal year 2019, the raw material processed by the Company's Feed Ingredients segment totaled 8.74 million metric tons. Compared to fiscal year 2018, overall raw material volume processed in the Feed Ingredients segment increased approximately 1.7%.

Sales. During the year ended December 28, 2019, net sales for the Feed Ingredients segment were $1,970.6 million as compared to $1,952.6 million for the year ended December 29, 2018, an increase of approximately $18.0 million. Net sales for fats were approximately $584.3 million and $564.7 million for the years ended December 28, 2019 and December 29, 2018, respectively. Protein net sales were approximately $791.3 million and $842.9 million for the years ended December 28, 2019 and December 29, 2018, respectively. Other rendering net sales, which include hides, pet food, and service charges, were approximately $167.9 million and $129.3 million for the years ended December 28, 2019 and December 29, 2018, respectively. Total rendering net sales were approximately $1,543.5 million and $1,536.9 million for the years ended December 28, 2019 and December 29, 2018, respectively. Used cooking oil net sales were approximately $185.7 million and $166.7 million for the years ended December 28, 2019 and December 29, 2018, respectively. Bakery net sales were approximately $191.6 million and $180.2 million for the years ended December 28, 2019 and December 29, 2018, respectively, and other net sales, which includes trap services, were approximately $49.8 million and $68.8 million for the years ended December 28, 2019 and December 29, 2018, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales year ended December 29, 2018	$564.7	$842.9	$129.3	$1,536.9	$166.7	$180.2	$68.8	$1,952.6
Increase/(decrease) in sales volumes	(10.0)	23.3	—	13.3	18.3	(1.0)	—	30.6
Increase/(decrease) in finished product prices	35.9	(57.4)	—	(21.5)	1.0	12.4	—	(8.1)
Increase/(decrease) due to currency exchange rates	(6.3)	(17.5)	(0.6)	(24.4)	(0.3)	—	(0.1)	(24.8)
Other change (1)	—	—	39.2	39.2	—	—	(18.9)	20.3
Total change	19.6	(51.6)	38.6	6.6	19.0	11.4	(19.0)	18.0
Net sales year ended December 28, 2019	$584.3	$791.3	$167.9	$1,543.5	$185.7	$191.6	$49.8	$1,970.6

(1)	The decrease in other net sales is primarily a result of the sale of the Company's industrial residuals business in May 2018.

Margins. In the Feed Ingredients segment for fiscal year 2019, the gross margin percentage was 22.9% as compared to 23.3% for fiscal year 2018. The decrease in fiscal year 2019 was primarily due to lower protein finished product prices.

Segment operating income. Feed Ingredients' operating income for fiscal year 2019 was $54.7 million, a decrease of $28.1 million as compared to fiscal year 2018. This decrease was primarily due to a decrease in protein finished product sales prices, lower spreads in poultry pet grade products, higher compensation and depreciation and amortization costs from the addition of several new facilities in the U.S.

Food Ingredients Segment

Raw material volume. In fiscal year 2019, the raw material processed by the Company's Food Ingredients segment totaled 1.08 million metric tons. Compared to fiscal year 2018, overall raw material volume processed in the Food Ingredients segment decreased approximately (3.4)%. The decline was primarily due to certain food grade raw materials being diverted directly to the Chinese food markets as a result of ASF.

Sales. Overall sales decreased in the Food Ingredients segment primarily due to lower food grade bone and fat raw material volumes and therefore lower sales volumes, lower casings sales prices and strengthening of the U.S. dollar in fiscal year 2019 as compared to fiscal year 2018. These factors were somewhat offset by higher hydrolyzed collagen sales volumes and values.

Margins. In the Food Ingredients segment for fiscal year 2019, the gross margin percentage was 22.7% as compared to 19.4% for fiscal year 2018. The increase is primarily due to improved margins from the growth of the collagen business and the closure of the Argentina collagen plant which more than offset lower casing and edible fat margins.

Segment operating income. Food Ingredients' operating income was $90.6 million for fiscal year 2019, an increase of $56.8 million or 168.0% as compared to fiscal year 2018. The increase is primarily due to improved results in the collagen markets, a gain on sale of assets in China and no restructuring and impairment charges in the current year as compared to fiscal year 2018 when the Company closed its Argentina collagen plant.

Fuel Ingredients Segment

Raw material volume. In fiscal year 2019, the raw material processed by the Company's Fuel Ingredients segment totaled 1.26 million metric tons. Compared to fiscal year 2018, overall raw material volume processed in the Fuel Ingredients segment increased approximately 7.2%.

Sales. Overall sales decreased in the Fuel Ingredients segment primarily due the European business sales that translated to less U.S. dollar sales as a result of the strengthening U.S. dollar as well as lower diesel and RIN values in North America.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2019, the gross margin percentage was 25.3% as compared to 22.2% for fiscal year 2018. The increase is primarily related to the fiscal year 2018 and fiscal year 2019 blenders tax credits recorded in the fourth quarter of 2019, as compared to 2017 blenders tax credits recorded in the first quarter of fiscal year 2018.

Segment operating income.The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from DGD Joint Venture) for fiscal year 2019 was $398.8 million, an increase of $203.7 million or 104.4% as compared to fiscal year 2018. The increase in earnings was primarily due to the reinstated fiscal year 2018 and fiscal year 2019 blenders tax credits recorded in the fourth quarter of fiscal 2019, as compared to 2017 reinstated blenders tax credits booked in the first quarter of fiscal year 2018.

Foreign Currency

During fiscal year 2019, the Euro and Canadian dollar weakened against the U.S. dollar as compared to fiscal year 2018. Using actual results for fiscal year 2019 and the prior year's average foreign currency rates for fiscal year 2018 would result in an increase in operating income of approximately $16.9 million. The average rates assumption used in this calculation was the actual fiscal average rate for fiscal year 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75 as compared to the average rate for fiscal year 2018 of €1.00:USD$1.18 and CAD$1.00:USD$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $57.9 million during fiscal year 2019, a $12.1 million increase from $45.8 million during fiscal year 2018. The increase was primarily due to an increase in corporate related compensation benefits and other corporate expenses.

Depreciation and Amortization.  Depreciation and amortization charges decreased $0.5 million to $10.4 million during fiscal year 2019 as compared to $10.9 million during fiscal year 2018.  The decrease was due to certain of the Company's corporate assets becoming fully depreciated as compared to fiscal year 2018.

Interest Expense. Interest expense was $78.7 million for fiscal year 2019, compared to $86.4 million for fiscal year 2018, a decrease of $7.7 million. The decrease was primarily due to an interest rate decrease on the Company's euro and U.S. based senior notes, a reduction in deferred loan cost amortization and a reduction in term loan A and term loan B interest due to lower interest rates and lower debt outstanding as compared to fiscal year 2018.

Debt Extinguishment costs. Debt extinguishment costs were $12.1 million for fiscal year 2019, compared to $23.5 million for fiscal year 2018. The decrease was due to lower tender and redemption premiums and write-off of deferred loan costs on the 5.375% Senior Notes as compared to the 4.75% Senior Notes extinguished in fiscal year 2018.

Foreign Currency Losses.  Foreign currency losses were $1.3 million during fiscal year 2019, as compared to a loss of approximately $6.4 million for fiscal year 2018. The decrease is due primarily to lower losses on the revaluation of non-functional currency liabilities as compared to the same period in fiscal 2018.

Gain (loss) on Disposal of Subsidiaries.  Gain (loss) on disposal of subsidiaries represents a gain incurred in fiscal year 2019 on the sale of the Company's trap business in Canada and a gain on the sale of a foreign consolidated joint venture in Europe. The loss on sale of subsidiaries in fiscal year 2018 represents the loss recorded on the sale of a domestic subsidiary that more than offset a gain recorded on the liquidation of a majority owned foreign joint venture.

Other Income/Expense. Other expense was $6.7 million for fiscal year 2019, compared to $7.6 million in fiscal year 2018.  The decrease in other expense was primarily due to an increase in insurance proceeds on fire and casualty losses that more than offset an increase in the non-service cost component of pension expense and a reduction of interest income.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share of the net income from its foreign unconsolidated subsidiaries other than the DGD Joint Venture that more than offset net losses from a domestic unconsolidated subsidiary.

Income Taxes. The Company recorded income tax expense of $59.5 million for fiscal year 2019, compared to $12.0 million of income tax expense recorded in fiscal year 2018, an increase of $47.5 million, which was primarily due to an increase in income from operations before income taxes. The effective tax rate for fiscal year 2019 and fiscal year 2018 was 15.6% and 10.2%, respectively. The effective tax rate for fiscal year 2019 differs from the statutory rate of 21% due primarily to the retroactive reinstatement of the biofuel tax incentive for 2018 and 2019 during 2019 and the relative mix of earnings among jurisdictions with different tax rates. Excluding the impact of the 2018 and 2019 biofuel tax incentive and tax law changes, the effective tax rate for fiscal year 2019 is 27.4%. The effective tax rate for fiscal year 2018 differs from the statutory rate of 21% due primarily to the retroactive reinstatement of the biofuel tax incentive for 2017 during 2018, tax law changes in the Netherlands, and changes in valuation allowances primarily related to deferred tax assets for tax losses that are not expected to be utilized in future years. Excluding the impact of the 2017 biofuel tax incentive and tax law changes, the effective tax rate for fiscal year 2018 is 34.4%.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expenses, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiaries.  Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company's Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at December 28, 2019. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign currency exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2019 As Compared to Fiscal Year 2018

	Fiscal Year Ended
(dollars in thousands)	December 28, 2019	December 29, 2018
Net income attributable to Darling	$312,600	$101,496
Depreciation and amortization	325,510	321,192
Interest expense	78,674	86,429
Income tax expense	59,467	12,031
Restructuring and impairment charges	—	14,965
Foreign currency loss	1,311	6,431
Other expense, net	6,671	7,562
Debt extinguishment costs	12,126	23,509
Loss/(gain) on disposal of subsidiaries	(2,967)	12,545
Equity in net income of Diamond Green Diesel	(364,452)	(159,779)
Equity in net loss/(income) of other unconsolidated subsidiaries	(428)	550
Net (loss)/income attributable to noncontrolling interests	8,367	4,448
Adjusted EBITDA (Non-GAAP)	$436,879	$431,379

Foreign currency exchange impact (1)	16,898	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$453,777	$431,379

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$389,416	$174,013

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$826,295	$605,392

(1) The average rate assumption used in this calculation was the actual fiscal average rate for the fiscal year ended December 28, 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75 as compared to the average rate for the fiscal year ended December 29, 2018 of €1.00:USD$1.18 and CAD$1.00:USD$0.77, respectively.

For the fiscal year ended December 28, 2019, the Company generated Adjusted EBITDA (Non-GAAP) of $436.9 million, as compared to $431.4 million for the year ended December 29, 2018. The increase is attributable to higher margin collagen in the Feed Ingredients segment.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company would have generated $453.8 million for the fiscal year ended December 28, 2019, as compared to $431.4 million for the year ended December 29, 2018.

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

Finished Product Commodity Prices

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal year 2018, compared to average Jacobsen and Reuters prices for fiscal year 2017 are:

	Avg. Price Fiscal Year 2018	Avg. Price Fiscal Year 2017	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 266.75/ton	$ 259.54/ton	$ 7.21/ton	2.8%
Feed Grade PM (Mid-South)	$ 267.76/ton	$ 277.42/ton	$ (9.66)/ton	(3.5)%
Pet Food PM (Mid-South)	$ 653.24/ton	$ 623.89/ton	$ 29.35/ton	4.7%
FM (Mid-South)	$ 452.31/ton	$ 395.84/ton	$ 56.47/ton	14.3%
BFT (Chicago)	$ 26.34/cwt	$ 31.93/cwt	$ (5.59)/cwt	(17.5)%
YG (Illinois)	$ 20.60/cwt	$ 24.95/cwt	$ (4.35)/cwt	(17.4)%
Corn (Illinois)	$ 3.66/bushel	$ 3.59/bushel	$ 0.07/bushel	1.9%
Reuters:
Palm Oil (CIF Rotterdam)	$ 597.00/ton	$ 711.00/ton	$ (114.00)/ton	(16.0)%
Soy meal (CIF Rotterdam)	$ 405.00/ton	$ 351.00/ton	$ 54.00/ton	15.4%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal year 2018, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal year 2018.

	Avg. Price 4th Quarter 2018	Avg. Price 3rd Quarter 2018	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 250.18/ton	$ 264.78/ton	$ (14.60)/ton	(5.5)%
Feed Grade PM (Mid-South)	$ 267.19/ton	$ 268.13/ton	$ (0.94)/ton	(0.4)%
Pet Food PM (Mid-South)	$ 540.68/ton	$ 556.48/ton	$ 15.80/ton	(2.8)%
FM (Mid-South)	$ 405.90/ton	$ 453.58/ton	$ (47.68)/ton	(10.5)%
BFT (Chicago)	$ 25.80/cwt	$ 27.70/cwt	$ (1.90)/cwt	(6.9)%
YG (Illinois)	$ 19.91/cwt	$ 22.19/cwt	$ (2.28)/cwt	(10.3)%
Corn (Illinois)	$ 3.69/bushel	$ 3.53/bushel	$ (0.16)/bushel	4.5%
Reuters:
Palm Oil (CIF Rotterdam)	$ 497.00/ton	$ 566.00/ton	$ (69.00)/ton	(12.2)%
Soy meal (CIF Rotterdam)	$ 368.00/ton	$ 391.00/ton	$ (23.00)/ton	(5.9)%

Segment Results

Segment operating income for the fiscal year ended December 29, 2018 was $255.0 million, which reflects an increase of $85.6 million or 50.5% as compared to the fiscal year ended December 30, 2017.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 29, 2018
Net Sales	$1,952,555	$1,139,126	$296,045	$—	$3,387,726
Cost of sales and operating expenses	1,497,973	918,141	230,260	—	2,646,374
Gross Margin	454,582	220,985	65,785	—	741,352

Gross Margin %	23.3%	19.4%	22.2%	—%	21.9%

Loss/ (gain) on sale of assets	725	(282)	266	—	709
Selling, general and administrative expense	176,722	91,546	(4,770)	45,766	309,264
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	194,292	80,988	34,981	10,931	321,192
Equity in net income of Diamond Green Diesel	—	—	159,779	—	159,779
Segment operating income/ (loss)	82,843	33,768	195,087	(56,697)	255,001

Equity in net loss of other unconsolidated subsidiaries	(550)	—	—	—	(550)
Segment income/(loss)	82,293	33,768	195,087	(56,697)	254,451

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2017
Net Sales	$2,239,492	$1,156,976	$265,783	$—	$3,662,251
Cost of sales and operating expenses	1,744,990	920,165	210,525	—	2,875,680
Gross Margin	494,502	236,811	55,258	—	786,571

Gross Margin %	22.1%	20.5%	20.8%	—%	21.5%

Loss/ (gain) on sale of assets	(358)	218	(97)	—	(237)
Selling, general and administrative expense	178,347	104,644	10,355	50,156	343,502
Depreciation and amortization	184,172	75,010	31,019	11,899	302,100
Equity in net income of Diamond Green Diesel	—	—	28,239	—	28,239
Segment operating income/(loss)	132,341	56,939	42,220	(62,055)	169,445

Equity in net income of unconsolidated subsidiaries	265	—	—	—	265
Segment income/(loss)	132,606	56,939	42,220	(62,055)	169,710

Feed Ingredients Segment

Raw material volume. In fiscal year 2018, the raw material processed by the Company's Feed Ingredients segment totaled 8.60 million metric tons. Compared to fiscal year 2017, overall raw material volume processed in the Feed Ingredients segment increased approximately 4.4%.

Sales. During the year ended December 29, 2018, net sales for the Feed Ingredients segment were $1,952.6 million as compared to $2,239.5 million for the year ended December 30, 2017, a decrease of approximately $286.9 million. Net sales for fats were approximately $564.7 million and $648.3 million for the years ended December 29, 2018 and December 30, 2017. Protein net sales were approximately $842.9 million and $816.1 million for the years ended December 29, 2018 and December 30, 2017. Other rendering net sales, which include hides, pet food, and service charges, were approximately $129.3 million and $286.2 million for the years ended December 29, 2018 and December 30, 2017. Total rendering net sales were approximately $1,536.9 million and $1,750.6 million for the years ended December 29, 2018 and December 30, 2017. Used cooking oil net sales were approximately $166.7 million and $185.5 million for the years ended December 29, 2018 and December 30, 2017. Bakery net sales were approximately $180.2 million and $209.8 million for the years ended December 29, 2018 and December 30, 2017 and other sales, which includes trap services, and for 2017 industrial residual services, were approximately $68.8 million and $93.6 million for the years ended December 29, 2018 and December 30, 2017.

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

(1)
The decrease in freight revenue represents the impact from adoption of the new revenue standard on current year Feed Segment revenue as compared to the same period in fiscal year 2017. See Note 22 to the Notes for impact on consolidated financial statements.

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

Margins. In the Feed Ingredients segment for fiscal year 2018, the gross margin percentage was 23.3% as compared to 22.1% for fiscal year 2017. The increase in fiscal year 2018 was primarily due to the new revenue standard whereby the Company no longer includes billed freight in revenue, as it did in fiscal year 2017.

Segment operating income. Feed Ingredients' operating income for fiscal year 2018 was $82.8 million, a decrease of $49.5 million as compared to fiscal year 2017. Segment operating income was down in fiscal year 2018 as compared to fiscal year 2017 due to lower finished fat product prices and higher depreciation charges from increased capital expenditures that more than offset increased raw material volumes.

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

Margins. In the Food Ingredients segment for fiscal year 2018, the gross margin percentage was 19.4% as compared to 20.5% for fiscal year 2017. This decrease was primarily due to lower margins from European collagen due to lower sales volumes and pressure on margins from export sales, combined with an increase in raw material prices for casings and a decrease in edible fat sales prices.

Segment operating income. Food Ingredients' operating income was $33.8 million for fiscal year 2018, a decrease of $23.1 million or (40.6)% as compared to fiscal year 2017. This decrease was primarily due to the restructuring and impairment charges incurred as a result of the Hurlingham, Argentina collagen plant shut down and lower earnings in the European collagen market. The casings business delivered slightly lower earnings in fiscal year 2018 due to an increase of raw material prices as compared to fiscal year 2017. The Company's edible fat prices were lower in fiscal year 2018 as a result of competing fat markets as compared to fiscal year 2017.

Fuel Ingredients Segment

Raw material volume. In fiscal year 2018, the raw material processed by the Company's Fuel Ingredients segment totaled 1.18 million metric tons. Compared to fiscal year 2017, overall raw material volume processed in the Fuel Ingredients segment decreased approximately (0.6)%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes at Ecoson and in North America due to the reinstated fiscal year 2017 blenders tax credits recorded in the first quarter of fiscal year 2018 of approximately $12.6 million as compared to no blenders tax credits in the same period in fiscal year 2017.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2018, the gross margin percentage was 22.2% as compared to 20.8% for fiscal year 2017. This increase was primarily due to the reinstated fiscal year 2017 blenders tax credits in North America recorded in the first quarter of fiscal year 2018.

Segment operating income. The Company's Fuel Ingredients segment income (inclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2018 was $195.1 million, an increase of $152.9 million or 362.3% as compared to fiscal year 2017. The increase in earnings was primarily due to the reinstated fiscal year 2017 blenders tax credits in North America recorded in the first quarter of fiscal year 2018 as compared to the lack of blenders tax credits in the same period of fiscal year 2017.

Foreign Currency

During fiscal year 2018, the U.S. dollar weakened against most of the other functional currencies used by the Company's non-domestic operations when compared to fiscal year 2017. Using actual results for fiscal year 2018 and the prior year's average foreign currency rates for fiscal year 2017 would result in a decrease in operating income of approximately $8.6 million. The average rates assumption used in this calculation was the actual fiscal average rate for fiscal year 2018 of €1.00:USD$1.18 and CAD$1.00:USD$0.77 as compared to the average rate for fiscal year 2017 of €1.00:USD$1.13 and CAD$1.00:USD$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $45.8 million during fiscal year 2018, a $4.4 million decrease from $50.2 million during fiscal year 2017. The decrease was primarily due to a decrease in corporate related compensation benefits and other corporate expenses.

Depreciation and Amortization.  Depreciation and amortization charges decreased $1.0 million to $10.9 million during fiscal year 2018 as compared to $11.9 million during fiscal year 2017.  The decrease was due to certain of the Company's corporate assets becoming fully depreciated as compared to fiscal year 2017.
Interest Expense. Interest expense was $86.4 million for fiscal year 2018, compared to $88.9 million for fiscal year 2017, a decrease of $2.5 million. The decrease was primarily due to an interest rate decrease on the Company's euro based senior notes, a reduction in deferred loan cost amortization and a reduction in other debt interest that more than offset an increase in revolver interest from higher fiscal year 2018 revolver borrowings as compared to fiscal year 2017.

Debt Extinguishment costs. Debt extinguishment costs were $23.5 million during fiscal year 2018, compared to none for fiscal year 2017. The costs in 2018 were due to tender and redemption premiums and the write-off of deferred loan costs related to the retirement of the 4.75% Senior Notes.

Foreign Currency Losses.  Foreign currency losses were $6.4 million during fiscal year 2018, as compared to a loss of approximately $6.9 million for fiscal year 2017. The decrease in foreign currency losses was primarily due to reduction in losses on non-designated foreign exchange hedge contracts as compared to fiscal year 2017.

Loss on Disposal of Subsidiaries.  Loss on disposal of subsidiaries represents a loss recorded from the sale of the Company's industrial residuals business during fiscal year 2018, that more than offset a gain recorded on the liquidation of a majority owned foreign joint venture in fiscal year 2018, as compared to a loss booked in the fourth quarter of 2017 related to the sale of a portion of a majority owned foreign subsidiary.

Other Income/Expense. Other expense was $7.6 million for fiscal year 2018, compared to $8.8 million in fiscal year 2017.  The decrease in other expense for fiscal year 2018 as compared to fiscal year 2017 was primarily due to a decrease in non-service cost component of pension expense that more than offset an increase in casualty losses in fiscal year 2018 and a reduction of interest income.

Equity in Net Income/(loss) of Other Unconsolidated Subsidiaries. This primarily represents the Company's pro rata share for fiscal year 2018 net losses of its domestic unconsolidated subsidiary other than the DGD Joint Venture that more than offset net income from foreign unconsolidated subsidiaries as compared to fiscal year 2017, which included net income of foreign unconsolidated subsidiaries that more than offset net losses of the Company's domestic unconsolidated subsidiary.

Income Taxes. The Company recorded income tax expense of $12.0 million for fiscal year 2018, compared to $69.2 million of income tax benefit recorded in fiscal year 2017, an increase of $81.2 million, which was primarily due to tax law changes enacted in December 2017 with respect to several of the Company's major tax jurisdictions. Specifically, in fiscal year 2017 a tax benefit of $75.0 million was recorded due to the Tax Cuts and Jobs Act (the “Tax Act” or “U.S. tax reform”) in the United States, which was enacted on December 22, 2017 and a tax benefit of $13.9 million was recorded for tax law changes in Belgium and France (“European tax law changes”). The effective tax rate for fiscal year 2018 and fiscal year 2017 was 10.2% and (107.7)%, respectively. The effective tax rate for fiscal year 2018 differs from the statutory rate of 21% due primarily to the retroactive reinstatement of the biofuel tax incentive for 2017 during 2018, tax law changes in the Netherlands, and changes in valuation allowances primarily related to deferred tax assets for tax losses that are not expected to be utilized in future years. The biofuel tax incentive expired as of the end of fiscal year 2017. Excluding the impact of the 2017 biofuel tax incentive and tax law changes, the effective tax rate for fiscal year 2018 is 34.4%. The effective tax rate for fiscal year 2017 differs from the statutory rate of 35% due primarily to the impact of U.S. tax reform, European tax law changes, the relative mix of earnings among jurisdictions with different tax rates, and subpart F income. Excluding the impact of U.S. tax reform and European tax law changes, the effective tax rate for fiscal year 2017 is 30.8%.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Fiscal Year Ended December 28, 2019 Compared to Fiscal Year Ended December 29, 2018 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2018 As Compared to Fiscal Year 2017

	Fiscal Year Ended
(dollars in thousands)	December 29, 2018	December 30, 2017
Net income attributable to Darling	$101,496	$128,468
Depreciation and amortization	321,192	302,100
Interest expense	86,429	88,926
Income tax expense/(benefit)	12,031	(69,154)
Restructuring and impairment charges	14,965	—
Foreign currency loss	6,431	6,898
Other expense, net	7,562	8,801
Debt extinguishment costs	23,509	—
Loss on disposal of subsidiaries	12,545	885
Equity in net (income) of Diamond Green Diesel	(159,779)	(28,239)
Equity in net loss/(income) of other unconsolidated subsidiaries	550	(265)
Net income attributable to noncontrolling interests	4,448	4,886
Adjusted EBITDA (Non-GAAP)	$431,379	$443,306

Foreign currency exchange impact (1)	(8,565)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$422,814	$443,306

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$174,013	$43,198

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$605,392	$486,504

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

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at December 28, 2019. On December 28, 2019, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(6,494)
Carrying value of 5.25% Notes due 2027	$493,506

3.625 % Notes due 2026 - Denominated in euros	$574,096
Less unamortized deferred loan costs	(6,982)
Carrying value of 3.625% Notes due 2026	$567,114

Amended Credit Agreement:
Term Loan B	$495,000
Less unamortized deferred loan costs	(7,696)
Carrying value of Term Loan B	$487,304

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	45,490
Borrowings outstanding	39,000
Letters of credit issued	3,636
Availability	$911,874

Other Debt	$62,501

At December 28, 2019, the U.S. dollar was stronger as compared to the euro and weaker as compared to the Canadian dollar at December 29, 2018. Using the euro and Canadian dollar based debt outstanding at December 29, 2018 and comparing the closing balance sheet rates at December 28, 2019 to those at December 29, 2018, the U.S. dollar debt balances of euro based debt decreased by $16.2 million and the U.S. dollar debt balances of Canadian based debt increased by approximately $0.2 million, at December 28, 2019. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at December 29, 2018 of €1.00:USD$1.114750 and CAD$1.00:USD$0.763789 as compared to the closing balance sheet rate at December 30, 2017 of €1.00:USD$1.146600 and CAD$1.00:USD$0.735401, respectively.

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

•
As of December 28, 2019, the Company had availability of $911.9 million under the revolving loan facility, taking into account an aggregate of $39.0 million in outstanding borrowings, $45.5 million of ancillary facilities and letters of credit issued of $3.6 million.

•	As of December 28, 2019, the Company has borrowed all $350.0 million under the term loan A facility and has repaid all $350.0 million, which when repaid, cannot be reborrowed.

•
As of December 28, 2019, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $30.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•	The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The gross proceeds from the sale of the Notes, together with cash on hand, were used to refinance all of the Company's formerly outstanding 5.375% Senior Notes due 2022 (the “5.375% Notes”), by cash tender offer for and redemption of all of the Company's then-outstanding 5.375% Notes, to pay the discount of the initial purchasers and to pay other fees and expenses related to the offering of the 5.25% Notes. The refinancing of the 5.375% Notes was completed in the second quarter of 2019. For a description of the terms of the 5.25% Notes see Note 10 of Notes to Consolidated Financial Statements.

3.625 % Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. issued and sold €515 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018, among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company's revolving credit facility, were used to refinance all of the then Company's formerly outstanding 4.75% Senior Notes due 2022 (the “4.75% Notes”) by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering. The refinancing of the 4.75% Notes was completed in the second quarter of 2018. For a description of the terms of the 3.625% Notes see Note 10 of Notes to Consolidated Financial Statements.

Other debt consists of U.S., Canadian and European ancillary and overdraft facilities and capital lease obligations and note arrangements in Brazil, China and Europe that are not part of the Company's Amended Credit Agreement, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s December 28, 2019 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

As of December 28, 2019, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On December 28, 2019, the Company had working capital of $228.9 million and its working capital ratio was 1.33 to 1 compared to working capital of $357.4 million and a working capital ratio of 1.66 to 1 on December 29, 2018.  At December 28, 2019, the Company had unrestricted cash of $72.9 million and funds available under the revolving credit facility of $911.9 million, compared to unrestricted cash of $107.3 million and funds available under the revolving credit facility of $929.8 million at December 29, 2018.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $362.6 million and $398.6 million for the fiscal years ended December 28, 2019 and December 29, 2018, respectively, a decrease of $36.0 million due primarily to an increase in net income that was mostly offset by equity in net income of the DGD Joint Venture and to changes in operating assets and liabilities that include a decrease in cash provided by accounts receivable of approximately $19.8 million, a decrease in prepaid expenses and inventory of $41.5 million, a decrease in other of approximately $8.8 million, an increase in income taxes refundable/payable of approximately $19.3 million and an increase in accounts payable and accrued expense of approximately $17.9 million. Cash used by investing activities was $338.1 million during fiscal year 2019, compared to $342.4 million in fiscal year 2018, a decrease in cash used of $4.3 million, primarily due to a decrease in proceeds from the sale of assets that was more than offset by an increase in cash received from insurance.  Net cash used by financing activities was $54.9 million during fiscal year 2019, compared to $47.6 million in fiscal year 2018, an increase in cash used of $7.3 million, primarily due to purchases of common stock that more than offset a decrease in debt payments as compared to fiscal year 2018.

Capital expenditures of $359.5 million were made during fiscal year 2019 as compared to $321.9 million in fiscal year 2018, an increase of $37.6 million, or 11.7%. The increase was primarily due to capital expenditures for expansion in fiscal 2019.  In fiscal year 2020, the Company expects to incur approximately $236.0 million in maintenance and compliance type capital expenditures and approximately $70.0 million for new construction (including expansions) for a total of approximately $306.0 million. These costs are expected to be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $37.4 million in fiscal year 2019, $32.1 million in fiscal year 2018 and $27.5 million in fiscal year 2017.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal year 2019, the Company has accrued approximately $9.7 million as of December 28, 2019 that it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 28, 2019.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.9 million in order to meet minimum pension funding requirements to its domestic plans in fiscal year 2020. In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in fiscal year 2020.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal year 2019 and fiscal year 2018 of approximately $0.9 million and $1.0 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal year 2019 of approximately $3.4 million, as compared to $3.5 million in contributions in fiscal year 2018.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone, as defined by the PPA. The Company has received notices of withdrawal liability from five U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate current liability of approximately $6.0 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2020, unless extended by agreement of the parties. The DGD Loan Agreement replaces a similar agreement with lower commitment levels that expired on December 31, 2018. As of December 28, 2019, no amounts are owed to the DGD Lenders under the DGD Loan Agreement.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of December 28, 2019, under the equity method of accounting the Company has an investment in the DGD Joint Venture of approximately $661.5 million included on the consolidated balance sheet.

In August 2018, the DGD Joint Venture completed an expansion project that increased the DGD Facility's annual production capacity from 160 million gallons of renewable diesel to 275 million gallons and expanded outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. In November 2018, the joint venture partners approved the DGD Joint Venture moving forward with another expansion project to construct a new, parallel facility (the “New Facility”) located next to the current facility. The New Facility is expected to grow the DGD Joint Venture’s annual production capacity by an additional 400 million gallons from the current capacity of 275 million gallons of renewable diesel to 675 million gallons of renewable diesel and provide the capability to separate naphtha for sale into low carbon fuel markets. In addition, the expansion project includes further expanded inbound and outbound logistics for servicing the many developing low carbon fuel markets around North America and worldwide. The DGD Joint Venture estimates completion and startup of the New Facility in the fourth quarter of 2021, and the total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion. Based on forecasted margins as of the date of this report, the expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, the DGD LLC Agreement provides that until such time as the New Facility is complete and operational, the joint venture partners shall be required to make capital contributions or, if they agree, loans, to the DGD Joint Venture should the excess available cash in the DGD Joint Venture, as determined on specified dates and in accordance with the provisions contained in the DGD LLC Agreement, fall below $50 million.

In April 2019, the joint venture partners adopted a distribution policy that, unless earlier terminated by the partners, will remain in place through the construction and completion of the New Facility. Pursuant to the distribution policy, the DGD Joint Venture will make quarterly distributions to the partners to the extent that distributable cash (as determined in accordance with the policy) exceeds $50 million and as allowed by the DGD Joint Venture’s forward looking cash forecast. During the year ended December 28, 2019, the DGD Joint Venture made approximately $67.5 million distributions to each of the partners.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2018, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Facility as feedstock for renewable diesel. This percentage is expected to noticeably increase both in 2019 and beyond due to the recent DGD capacity expansion completed in August 2018 and the even larger expansion to be finished in late 2021. In 2019 and 2018, DGD was Darling’s largest finished product customer in terms of sales, with Darling recording sales of $208.7 million and $131.8 million to DGD, respectively.
From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integral to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities nationwide to transporting the refined fats to the DGD facility as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the ability of the Company's Midwest network of facilities to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company has reclassified its equity in net income of the DGD Joint Venture to operating income for all periods presented.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal year 2019, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as those factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal year 2020 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. On August 7, 2017, the Company's Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. To that point, the Company had previously repurchased $10.9 million shares of its Common stock under the program. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. On November 6, 2018, the Board approved an increase in the share repurchase program from $100.0 million to $200.0 million and extended the term of the program for an additional year to August 13, 2020. Repurchases may occur through August 13, 2020, unless extended or shortened by the Board of Directors. Since the inception of the share repurchase program, the Company has repurchased approximately $30.1 million of its common stock in open market purchases and, as of the date of this report, has $180.8 million remaining in its share repurchase program.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at December 28, 2019 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$1,608,096	$29,000	$10,000	$495,000	$1,074,096
Operating lease obligations (c)	162,626	46,062	57,959	32,517	26,088
Capital lease obligations (c)	151	119	23	9	—
Estimated interest payable (d)	418,030	69,721	137,304	121,613	89,392
Purchase commitments (e)	99,053	84,520	14,533	—	—
Pension funding obligation (f)	4,822	4,822	—	—	—
Other obligations (b)	62,356	61,881	239	58	178
Total	$2,355,134	$296,125	$220,058	$649,197	$1,189,754

(a)	The above table does not reflect uncertain tax positions at December 28, 2019. The Company's uncertain tax position is approximately $7.8 million.

(b)	Represents debt obligations outstanding as of December 28, 2019. See Note 10 to Notes to Consolidated Financial Statements.

(c)	See Note 9 to Notes to Consolidated Financial Statements.

(d)	Interest payable was calculated using the current rate for the debt that was outstanding as of December 28, 2019.

(e)	Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finished product purchases.

(f)
Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $4.8 million in required contributions to domestic and foreign pension plans in fiscal year 2020.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $56.6 million at the end of fiscal year 2019.  The Company knows certain of the multiemployer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multiemployer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of December 28, 2019 relate to letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at December 28, 2019 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,636
Standby letters of credit (ancillary facility)	20,490
Foreign bank guarantees	11,430
Total other commercial commitments:	$35,556

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $95.7 million of commodity products, consisting of approximately $52.2 million of finished and raw material products and approximately $43.5 million of natural gas and diesel fuel commitments during the next two years, which are not included in liabilities on the Company’s balance sheet at December 28, 2019. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the next two years, in accordance with U.S. GAAP.

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

Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In fiscal year 2018, the Company shut down the operations at its Hurlingham, Argentina plant and recorded impairment charges related to its long-lived assets of approximately $2.4 million. In fiscal year 2019, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment.

Goodwill Valuation

The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 26, 2019 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date. Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

Based on the Company’s annual impairment testing at October 26, 2019, October 27, 2018 and October 28, 2017, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 26, 2019, the fair value of four of the Company's eight reporting units was less than 30% in excess of its carrying value and one reporting unit (Canada Feed) was less than 10% in excess of the estimated fair value with goodwill of approximately $178.6 million, which was substantially less than the percentage by which the other reporting units with goodwill exceeded their carrying values. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these four reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these four reporting units was approximately $504.0 million.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. Goodwill was approximately $1,223.3 million and $1,229.2 million at December 28, 2019 and December 29, 2018, respectively.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 2.77% at December 28, 2019 and 3.68% at December 29, 2018, respectively.  The net periodic benefit cost for fiscal year 2020 would increase by approximately $1.2 million if the discount rate was 0.5% lower at a weighted average of 2.27%.  The net periodic benefit cost for fiscal year 2020 would decrease by approximately $1.1 million if the discount rate was 0.5% higher at a weighted average of 3.27%.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU amends Topic 740 Income Taxes, which will eliminate certain exceptions in accounting for income taxes, improves consistency in application and clarifies existing guidance. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The Company adopted the new standard on December 30, 2018 using the modified retrospective approach and is using the effective date as the Company's date of initial application and consequently, financial information will not be updated and the disclosures required under the this ASU will not be provided for dates and periods before December 30, 2018. The Company has elected the package of expedients, which permits the Company not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements that involve risks and uncertainties.  The words such as “estimate,” “project,” “planned,” “contemplate,” “potential,” “possible,” “proposed,” “intend,” “believe,” “anticipate,” “expect,” “may,” “will,” “would,” “should,” “could,” and similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical facts included in this report are forward looking statements, including, without limitation, the statements under the sections entitled “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and located elsewhere herein regarding industry prospects, the Company's financial position and the Company's use of cash.  Forward-looking statements are based on the Company's current expectations and assumptions regarding its business, the economy and other future conditions. The Company cautions readers that any such forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in its forward-looking statements as a result of a variety of factors, including many that are beyond the Company's control.

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices; changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), SARS, BSE, PED or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of ASF in China and elsewhere; escalation in the outbreak of the coronavirus; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully, including the Company's ongoing enterprise resource planning project; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt writeoffs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At December 28, 2019, the Company had foreign currency option and forward contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2018 and fiscal 2019, the Company entered into foreign exchange options and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At December 28, 2019, the aggregate fair value of these foreign exchange contracts was approximately $1.3 million. The December 28, 2019 amounts are included in other current assets, accrued expenses and other noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive income for the effective portion.

In fiscal 2019, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the second quarter of fiscal 2020. At December 28, 2019, the aggregate fair value of the corn contracts was $0.4 million. The amounts are included in other current assets on the balance sheet.

As of December 28, 2019, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	45,908	Euro	9,983	4.30 - 4.73	$11,333
Brazilian real	1,106,077	U.S. dollar	308,320	3.35 - 4.30	308,320
Euro	71,203	U.S. dollar	79,664	1.10 - 1.17	79,664
Euro	26,943	Polish zloty	115,500	4.27 - 4.34	30,035
Euro	5,159	Japanese yen	624,510	119.53 - 122.68	5,751
Euro	21,074	Chinese renminbi	166,146	7.82 - 8.00	23,492
Euro	13,441	Australian dollar	21,850	1.63	14,983
Euro	6,905	British pound	5,930	0.84 - 0.90	7,698
Polish zloty	26,647	Euro	6,233	4.27 - 4.28	6,969
British pound	94	Euro	113	0.84	124
Japanese yen	204,824	U.S. dollar	1,909	104.63 - 107.92	1,909
U.S. dollar	705	Japanese yen	77,000	109.15	705
U.S. dollar	49,833	Euro	45,000	1.11	49,833
Australian dollar	432	Euro	267	1.60 - 1.64	301
					$541,117

The above foreign currency contracts had an aggregate fair value of approximately $1.5 million and are included in other current assets, noncurrent assets and accrued expenses at December 28, 2019.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at December 28, 2019.  These contracts have an aggregate fair value of approximately $0.6 million and are included in current other assets and accrued expenses at December 28, 2019.

As of December 28, 2019, the Company had forward purchase agreements in place for purchases of approximately $43.5 million of natural gas and diesel fuel commitments.  As of December 28, 2019, the Company had forward purchase agreements in place for purchases of approximately $52.2 million of finished product in fiscal 2020 and years beyond.

Interest Rate Sensitivity

At December 28, 2019, the Company's fixed rate debt obligations consist of the 5.25% Notes, the 3.625% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 4.37%. As of December 28, 2019, the Company has long-term debt of approximately $0.5 billion subject to variable interest rates under the Company's Senior Secured Credit Facilities. This portion of the Company's debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company's annual interest expense by approximately $5.1 million.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 9 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018, due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). As discussed in Note 22 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of December 31, 2017, due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of goodwill
As discussed in Notes 1(b) and 7 to the consolidated financial statements, the goodwill balance as of December 28, 2019 was $1,223,3 million. The Company performs the goodwill impairment testing on an annual basis at the end of fiscal month of October or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit.

We identified the assessment of the carrying value of goodwill for Company’s reporting units as a critical audit matter because of the high degree of subjectivity in evaluating the estimated fair values of the reporting units. The majority of the Company’s reporting units fair values approximated their carrying value, indicating a higher risk that the goodwill may be impaired and, therefore, resulted in the application of greater auditor judgment. Specifically, the raw material volume and gross margin forecasts used to determine the fair value of the reporting unit were challenging to audit as minor changes to those assumptions had a significant effect on the Company’s assessment of the carrying value of the goodwill.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair value of the reporting units and the related raw material volume and gross margin assumptions. We performed sensitivity analyses over the raw material volume and gross margin assumptions to assess their impact on the Company’s determination that the fair value of the reporting units exceeded its carrying value. We evaluated the primary assumptions utilized by the Company, which included the Company’s forecasted raw material volume and gross margin assumptions for each reporting unit. We compared these forecasts to actual historical raw material volumes and gross margins and to available external pricing market data and Board approved capital projects. Lastly, we compared the Company’s historical raw material volume and gross margin forecasts to actual results to assess the Company’s ability to accurately forecast.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Dallas, Texas
February 25, 2020

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darling Ingredients Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Darling Ingredients Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
February 25, 2020

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 28, 2019 and December 29, 2018
(in thousands, except share and per share data)

ASSETS	December 28, 2019	December 29, 2018
Current assets:
Cash and cash equivalents	$72,935	$107,262
Restricted cash	110	107
Accounts receivable, less allowance for bad debts of $8,802 at December 28, 2019 and $7,830 at December 29, 2018	406,338	385,737
Inventories	362,957	341,028
Prepaid expenses	46,599	35,247
Income taxes refundable	3,317	6,462
Other current assets	25,032	22,099
Total current assets	917,288	897,942

Property, plant and equipment, net	1,802,411	1,687,858
Intangible assets, net	526,394	595,862
Goodwill	1,223,291	1,229,159
Investment in unconsolidated subsidiaries	689,354	410,177
Operating lease right-of-use assets	124,726	—
Other assets	47,400	53,375
Deferred income taxes	14,394	14,981
	$5,345,258	$4,889,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$90,996	$7,492
Accounts payable, principally trade	239,252	219,479
Income taxes payable	8,895	4,043
Current operating lease liabilities	37,805	—
Accrued expenses	311,391	309,484
Total current liabilities	688,339	540,498

Long-term debt, net of current portion	1,558,429	1,666,940
Long-term operating lease liabilities	91,424	—
Other noncurrent liabilities	115,785	115,032
Deferred income taxes	247,931	231,063
Total liabilities	2,701,908	2,553,533

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 250,000,000 shares authorized, 168,620,314 and 168,098,177 shares issued at December 28, 2019 and December 29, 2018, respectively	1,686	1,681
Additional paid-in capital	1,560,897	1,536,157
Treasury stock, at cost; 4,845,203 and 3,437,579 shares at December 28, 2019 and December 29, 2018, respectively	(75,022)	(47,756)
Accumulated other comprehensive loss	(321,847)	(304,539)
Retained earnings	1,400,105	1,087,505
Total Darling's stockholders’ equity	2,565,819	2,273,048
Noncontrolling interests	77,531	62,773
Total stockholders’ equity	2,643,350	2,335,821
	$5,345,258	$4,889,354

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 28, 2019
(in thousands, except per share data)

	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$3,363,905	$3,387,726	$3,662,251
Costs and expenses:
Cost of sales and operating expenses	2,589,085	2,646,374	2,875,680
Loss (gain) on sale of assets	(20,582)	709	(237)
Selling, general and administrative expenses	358,523	309,264	343,502
Restructuring and impairment charges	—	14,965	—
Depreciation and amortization	325,510	321,192	302,100
Total costs and expenses	3,252,536	3,292,504	3,521,045
Equity in net income of Diamond Green Diesel	364,452	159,779	28,239
Operating income	475,821	255,001	169,445

Other expense:
Interest expense	(78,674)	(86,429)	(88,926)
Debt extinguishment costs	(12,126)	(23,509)	—
Foreign currency losses	(1,311)	(6,431)	(6,898)
Gain (loss) on disposal of subsidiaries	2,967	(12,545)	(885)
Other expense, net	(6,671)	(7,562)	(8,801)
Total other expense	(95,815)	(136,476)	(105,510)

Equity in net income/(loss) of other unconsolidated subsidiaries	428	(550)	265
Income from operations before income taxes	380,434	117,975	64,200

Income tax expense/(benefit)	59,467	12,031	(69,154)

Net income	320,967	105,944	133,354

Net income attributable to noncontrolling interests	(8,367)	(4,448)	(4,886)

Net income attributable to Darling	$312,600	$101,496	$128,468

Net income per share:
Basic	$1.90	$0.62	$0.78
Diluted	$1.86	$0.60	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended December 28, 2019
(in thousands)

	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$320,967	$105,944	$133,354
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(11,934)	(87,474)	121,810
Pension adjustments	1,535	(2,730)	5,829
Natural gas swap derivative adjustments	—	23	(18)
Corn option derivative adjustments	278	(1,687)	(1,078)
Heating oil derivative adjustments	(3,141)	—	—
Foreign exchange derivative adjustments	(3,723)	1,081	—
Total other comprehensive income/(loss), net of tax	(16,985)	(90,787)	126,543
Total comprehensive income	303,982	15,157	259,897
Comprehensive income attributable to noncontrolling interests	8,690	3,894	947
Comprehensive income attributable to Darling	$295,292	$11,263	$258,950

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 28, 2019
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 31, 2016	164,612,558	$1,676	$1,499,431	$(40,909)	$(340,006)	$852,802	$1,972,994	$103,228	$2,076,222
Adjustment to initially apply FASB ASC No. 2016-09 Improvements to Employee Share-Based Payment Accounting	—	—	—	—	—	(43)	(43)	—	(43)
Net income	—	—	—	—	—	128,468	128,468	4,886	133,354
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,020)	(4,020)
Deductions to noncontrolling interests	—	—	(1,721)	—	—	—	(1,721)	(17,391)	(19,112)
Pension liability adjustments, net of tax	—	—	—	—	5,829	—	5,829	—	5,829
Natural gas swap derivative adjustment, net of tax	—	—	—	—	(18)	—	(18)	—	(18)
Corn option derivative adjustment, net of tax	—	—	—	—	(1,078)	—	(1,078)	—	(1,078)
Foreign currency translation adjustments	—	—	—	—	125,749	—	125,749	(3,939)	121,810
Stock-based compensation	—	—	14,831	—	—	—	14,831	—	14,831
Treasury stock	(210,206)	—	—	(3,154)	—	—	(3,154)	—	(3,154)
Issuance of common stock	251,085	3	3,073	—	—	—	3,076	—	3,076
Balances at December 30, 2017	164,653,437	$1,679	$1,515,614	$(44,063)	$(209,524)	$981,227	$2,244,933	$82,764	$2,327,697
Adjustment to initially apply FASB ASC No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	(4,782)	4,782	—	—	—
Net income	—	—	—	—	—	101,496	101,496	4,448	105,944
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(9,710)	(9,710)
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(14,175)	(14,175)
Pension liability adjustments, net of tax	—	—	—	—	(2,730)	—	(2,730)	—	(2,730)
Natural gas swap derivative adjustment, net of tax	—	—	—	—	23	—	23	—	23
Corn option derivative adjustment, net of tax	—	—	—	—	(1,687)	—	(1,687)	—	(1,687)
Foreign exchange derivative adjustment, net of tax	—	—	—	—	1,081	—	1,081	—	1,081
Foreign currency translation adjustments	—	—	—	—	(86,920)	—	(86,920)	(554)	(87,474)
Stock-based compensation	—	—	18,260	—	—	—	18,260	—	18,260
Treasury stock	(198,516)	—	—	(3,693)	—	—	(3,693)	—	(3,693)
Issuance of common stock	205,677	2	2,283	—	—	—	2,285	—	2,285
Balances at December 29, 2018	164,660,598	$1,681	$1,536,157	$(47,756)	$(304,539)	$1,087,505	$2,273,048	$62,773	$2,335,821
Net income	—	—	—	—	—	312,600	312,600	8,367	320,967
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,964)	(5,964)
Additions to noncontrolling interests	—	—	—	—	—	—	—	12,032	12,032
Pension liability adjustments, net of tax	—	—	—	—	1,535	—	1,535	—	1,535
Heating oil derivative adjustment, net of tax	—	—	—	—	(3,141)	—	(3,141)	—	(3,141)
Corn option derivative adjustment, net of tax	—	—	—	—	278	—	278	—	278
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(3,723)	—	(3,723)	—	(3,723)
Foreign currency translation adjustments	—	—	—	—	(12,257)	—	(12,257)	323	(11,934)
Stock-based compensation	—	—	21,007	—	—	—	21,007	—	21,007
Treasury stock	(1,407,624)	—	—	(27,266)	—	—	(27,266)	—	(27,266)
Issuance of common stock	522,137	5	3,733	—	—	—	3,738	—	3,738
Balances at December 28, 2019	163,775,111	$1,686	$1,560,897	$(75,022)	$(321,847)	$1,400,105	$2,565,819	$77,531	$2,643,350
The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 28, 2019
(in thousands)

	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$320,967	$105,944	$133,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325,510	321,192	302,100
Deferred income taxes	20,530	(16,974)	(98,805)
Loss/(gain) on sale of assets	(20,582)	709	(237)
Loss/(gain) on disposal of subsidiaries	(2,967)	12,545	885
Asset impairment	—	2,907	—
Gain on insurance proceeds from insurance settlement	(6,600)	(1,253)	(1,427)
Increase in long-term pension liability	1,831	1,463	2,383
Stock-based compensation expense	21,007	18,779	17,598
Debt extinguishment costs	12,126	23,509	—
Write-off deferred loan costs	270	320	766
Deferred loan cost amortization	5,846	7,870	8,736
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(364,880)	(159,229)	(28,504)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	69,213	67,638	26,761
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(26,086)	(6,347)	3,482
Income taxes refundable/payable	9,542	(9,809)	9,360
Inventories and prepaid expenses	(39,111)	2,391	(15,022)
Accounts payable and accrued expenses	32,436	14,534	73,386
Other	3,569	12,426	(24,380)
Net cash provided by operating activities	362,621	398,615	410,436
Cash flows from investing activities:
Capital expenditures	(359,498)	(321,896)	(274,168)
Acquisitions, net of cash acquired	(1,431)	(107,727)	(12,144)
Investment in unconsolidated subsidiaries	(2,000)	(12,250)	(4,750)
Proceeds from sale of investment in subsidiaries	3,671	82,760	—
Gross proceeds from sale of property, plant and equipment and other assets	18,235	19,328	8,090
Proceeds from insurance settlement	6,600	1,253	6,054
Payments related to routes and other intangibles	(3,651)	(3,883)	(7,135)
Net cash used in investing activities	(338,074)	(342,415)	(284,053)
Cash flows from financing activities:
Proceeds from long-term debt	517,606	624,620	33,401
Payments on long-term debt	(581,163)	(686,628)	(149,623)
Borrowings from revolving credit facility	469,227	543,898	199,495
Payments on revolving credit facility	(461,669)	(510,974)	(204,935)
Net cash overdraft financing	38,367	3,460	(714)
Deferred loan costs	(7,027)	(9,668)	(6,717)
Issuance of common stock	39	182	22
Repurchase of common stock	(19,260)	—	—
Minimum withholding taxes paid on stock awards	(4,472)	(2,215)	(3,049)
Deductions of noncontrolling interest	—	—	(17,451)
Distributions to noncontrolling interests	(6,533)	(10,257)	(5,281)
Net cash used in financing activities	(54,885)	(47,582)	(154,852)
Effect of exchange rate changes on cash flows	(3,986)	(8,165)	20,528
Net increase/(decrease) in cash, cash equivalents and restricted cash	(34,324)	453	(7,941)
Cash, cash equivalents and restricted cash at beginning of year	107,369	106,916	114,857
Cash, cash equivalents and restricted cash at end of year	$73,045	$107,369	$106,916
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$6,714	$5,951	$1,521
Cash paid during the year for:
Interest, net of capitalized interest	$79,132	$75,006	$78,233
Income taxes, net of refunds	$29,778	$33,162	$26,304
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$40,596	$—	$—
Non-cash financing activities
Debt issued for service contract assets	$25	$22	$9,459
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

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represents the outstanding ownership interest in the Company's consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income of the consolidated subsidiaries is shown as an allocation of the Company's net income and is presented separately as “Net income attributable to noncontrolling interests”. In the Company's Consolidated Balance Sheets, noncontrolling interests represents the ownership interests in the Company consolidated subsidiaries' net assets held by parties other than the Company. These ownership interests are presented separately as “Noncontrolling interests” within “Stockholders' Equity.” All intercompany balances and transactions have been eliminated in consolidation.

(2)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 28, 2019, the 52 weeks ended December 29, 2018, and the 52 weeks ended December 30, 2017.

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

Restricted cash represents amounts required to be set aside to cover self-insurance claims and collateral for environmental claims. The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheet that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 28, 2019	December 29, 2018
Cash and cash equivalents	$72,935	$107,262
Restricted cash	110	107
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$73,045	$107,369

(4)	Accounts Receivable and Allowance for Doubtful Accounts

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience, prevailing market conditions, and aging of trade accounts receivable, among other factors.  If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required. The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the year ended December 28, 2019 and December 29, 2018, the Company sold approximately $204.1 million and $113.5 million of its trade receivables and incurred approximately $1.2 million and $0.6 million in fees, which are recorded as interest expense, respectively. For the year ended December 30, 2017, no receivables were factored.

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

Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin Industries Inc. on December 17, 2010 (which was subsequently converted to a limited liability company) and its subsidiaries (“Griffin”) and trade names acquired in the acquisition of its Darling Ingredients International business.  Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products;  2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired;  4) trade names; and 5) royalty, product development, consulting, land use rights and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 21 years for collection routes; 10 to 20 years for permits; 3 to 7 years for non-compete covenants; and 4 to 15 years for trade names.  Royalty, product development, consulting, land use rights and leasehold agreements are generally amortized over the term of the agreement.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.

(8)	Goodwill

The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 26, 2019 and concluded that the Company's goodwill for all reporting units and all recorded indefinite-lived intangible assets were not impaired as of that date.  Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company follows a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

In fiscal 2019, 2018 and 2017, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values.  Goodwill was approximately $1,223.3 million and $1,229.2 million at December 28, 2019 and December 29, 2018, respectively.  See Note 7 for further information on the Company’s goodwill.

(9)	Leases

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As a result of adopting the new lease standard, the Company recognized additional operating liabilities of approximately $134.4 million with a corresponding ROU asset of approximately $135.7 million as of December 30, 2018.

(10)	Environmental Expenditures

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

(11)	Income Taxes

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

(12)	Earnings per Share

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

	Net Income per Common Share (in thousands, except per share data)
		December 28,			December 29,			December 30,
		2019			2018			2017
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$312,600	164,633	$1.90	$101,496	164,789	$0.62	$128,468	164,752	$0.78

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	5,983	—	—	5,234	—	—	3,865	—
Less: Pro-forma treasury shares	—	(2,238)	—	—	(2,113)	—	—	(1,887)	—
Diluted:
Net income attributable to Darling	$312,600	168,378	$1.86	$101,496	167,910	$0.60	$128,468	166,730	$0.77

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

For fiscal 2019, 2018 and 2017, respectively, 638,146, 693,172 and 340,504 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2019, 2018 and 2017, respectively, 611,187, 502,292 and 288,616 non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(13)	Stock Based Compensation

The Company recognizes compensation expense ratably over the vesting period in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees and non-employee directors or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. The Company's policy is to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. The Company does not reclassify excess tax benefits from operating activities to financing activities in the Consolidated Statements of Cash Flows. Additionally, the Company excludes the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company's diluted earnings per share. The Company records tax benefit or expense within income tax expense for the year ended December 28, 2019 and December 29, 2018 related to the excess tax expense on stock options, nonvested stock, director restricted stock units and performance units. Prior to fiscal 2017, the Company recorded excess tax benefit or expense as reduction of additional paid-in capital.

Total stock-based compensation recognized in the Consolidated Statements of Operations for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was approximately $21.0 million, $18.8 million and $17.6 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $4.3 million, $3.9 million and $3.7 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

(14)	Use of Estimates

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company's 5.25% Senior Notes due 2027, 3.625% Senior Notes due 2026, term loans and revolver borrowings outstanding at December 28, 2019, as described in Note 10 have a fair value based on market valuation from a third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the carrying value. See Note 17 for financial instruments' fair values.

(16)	Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, inventory, forecasted sales and foreign currency exchange rates.  The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency.

Entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies.  If the hedged exposure is a cash flow exposure, the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. Hedge accounting treatment ceases if or when the hedge transaction is no longer probable of occurring or the hedge relationship correlation no longer qualifies for hedge accounting.

At December 28, 2019, the Company had foreign currency option and forward contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

(17)	Revenue Recognition

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

(18)	Related Party Transactions

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

(19)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $12.3 million and $86.9 million in fiscal 2019 and fiscal 2018, respectively. The Company incurred net foreign currency translation gain of approximately $125.7 million in fiscal 2017.

(20)	Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation including reclassification of the Company's equity in net income of Diamond Green Diesel to operating income. See Note 2 for further discussion.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(21)	Subsequent Events

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

Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	December 31, 2019	December 31, 2018
Assets:
Total current assets	$668,026	$186,258
Property, plant and equipment, net	713,489	576,384
Other assets	30,710	24,601
Total assets	$1,412,225	$787,243
Liabilities and members' equity:
Total current portion of long term debt	$341	$189
Total other current liabilities	75,802	40,619
Total long term debt	8,742	8,485
Total other long term liabilities	4,422	539
Total members' equity	1,322,918	737,411
Total liabilities and member's equity	$1,412,225	$787,243

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenues:
Operating revenues	$1,217,504	$677,663	$633,908
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	438,672	329,636	547,512
Depreciation, amortization and accretion expense	50,767	29,434	28,955
Operating income	728,065	318,593	57,441
Other income	2,121	1,919	1,343
Interest and debt expense, net	(1,282)	(955)	(2,306)
Net income	$728,904	$319,557	$56,478

As of December 28, 2019, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $661.5 million on the consolidated balance sheet and has recorded approximately $364.5

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

million, $159.8 million and $28.2 million in equity net income of Diamond Green Diesel for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. Biodiesel blenders registered with the Internal Revenue Service were eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing at least 0.1% diesel fuel. The blenders tax credit for calendar year 2019 and 2018 was approved by the U.S. Congress in December 2019. In February 2018, the blenders tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. Fiscal 2017 results do not include any blenders tax credits, while in fiscal 2019, the DGD Joint Venture recorded approximately $274.7 million for 2019 blenders tax credits and approximately $155.9 million for 2018 blenders tax credits. In fiscal 2018, the DGD Joint Venture recorded approximately $160.4 million for the 2017 reinstated blenders tax credits. In addition, the Company received $67.5 million, $65.0 million and $25.0 million for each of the years ended December 28, 2019, December 29, 2018 and December 30, 2017, in dividend distributions from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

NOTE 3.    ACQUISITIONS AND DISPOSITIONS

In December 2019, the Company began to consolidate EnviroFlight, LLC due to a loan issued by the Company, which resulted in more control by the Company based on variable interest entity literature. In January 2020, the Company acquired the other 50% minority interest in EnviroFlight, LLC from the other joint venture partner for approximately $12.2 million, thereby increasing the Company's ownership interest in EnviroFlight, LLC to 100%.

In October 2018, the Company acquired substantially all of the assets of Triple - T Foods - Arkansas, Inc. including a wet pet food ingredient operation in Springdale, Arkansas and a cold storage operation in Rogers, Arkansas. The Company paid approximately $50.4 million in cash for assets and assumed liabilities consisting of property, plant and equipment of approximately $11.2 million, intangible assets of approximately $21.8 million, consisting of routes, permits and non-compete agreements, goodwill of approximately $8.4 million, and other including working capital of approximately $9.0 million. The Company finalized the working capital amount and paid holdback amounts in fiscal year 2019, which resulted in insignificant adjustments to previously disclosed amounts. The identifiable intangible assets have a weighted average life of 15 years.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

In fiscal 2017, the Company, through a wholly-owned international subsidiary, acquired the minority interest in one of its international subsidiaries for approximately $19.1 million, including transaction costs.
Additionally, the Company made other immaterial acquisitions and disposition in fiscal 2019, fiscal 2018 and fiscal 2017.

NOTE 4.    INVENTORIES

A summary of inventories follows (in thousands):

	December 28, 2019	December 29, 2018
Finished product	$199,799	$176,184
Work in process	81,841	78,501
Raw material	41,964	32,502
Supplies and other	39,353	53,841
	$362,957	$341,028

The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

NOTE 5.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 28, 2019	December 29, 2018
Land	$157,721	$159,981
Buildings and improvements	619,212	548,394
Machinery and equipment	2,002,237	1,757,314
Vehicles	269,529	236,465
Aircraft	9,708	18,146
Construction in process	182,392	213,653
	3,240,799	2,933,953
Accumulated depreciation	(1,438,388)	(1,246,095)
	$1,802,411	$1,687,858
NOTE 6.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	December 28, 2019	December 29, 2018
Indefinite Lived Intangible Assets
Trade names	$52,733	$53,472
	52,733	53,472
Finite Lived Intangible Assets:
Routes	382,263	386,724
Permits	483,593	486,359
Non-compete agreements	3,840	3,784
Trade names	65,670	72,570
Royalty, consulting, land use rights and leasehold	20,737	16,528
	956,103	965,965
Accumulated Amortization:
Routes	(169,050)	(145,702)
Permits	(272,213)	(238,123)
Non-compete agreements	(3,111)	(2,501)
Trade names	(32,890)	(33,242)
Royalty, consulting, land use rights and leasehold	(5,178)	(4,007)
	(482,442)	(423,575)
Total Intangible assets, less accumulated amortization	$526,394	$595,862

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2019 and fiscal 2018 by approximately $13.4 million and $5.5 million, respectively as a result of asset retirements

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

and decreased in fiscal 2019 and fiscal 2018 by approximately $0.5 million and $44.6 million from the sale of certain subsidiaries. In addition, gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially increased in fiscal 2019 and fiscal 2018 due to acquired intangibles of approximately $5.7 million and $44.1 million, respectively. Amortization expense for the three years ended December 28, 2019, December 29, 2018 and December 30, 2017, was approximately $73.6 million, $75.2 million and $78.0 million, respectively. Amortization expense for the next five fiscal years is estimated to be $73.5 million, $66.3 million, $64.5 million, $63.0 million and $43.4 million.

NOTE 7.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 30, 2017
Goodwill	$848,167	$344,471	$124,369	$1,317,007
Accumulated impairment losses	(15,914)	—	—	(15,914)
	832,253	344,471	124,369	1,301,093
Goodwill acquired during year	27,645	1,608	—	29,253
Goodwill impairment during year	—	(461)	—	(461)
Goodwill disposed of during year	(61,088)	(371)	—	(61,459)
Foreign currency translation	(22,758)	(10,007)	(6,502)	(39,267)
Balance at December 29, 2018
Goodwill	791,966	335,701	117,867	1,245,534
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	776,052	335,240	117,867	1,229,159
Goodwill acquired during year	396	91	—	487
Goodwill disposed of during year	(636)	—	—	(636)
Foreign currency translation	1,731	(6,138)	(1,312)	(5,719)
Balance at December 28, 2019
Goodwill	793,457	329,654	116,555	1,239,666
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	$777,543	$329,193	$116,555	$1,223,291

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2019, fiscal 2018 and fiscal 2017, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value pursuant to a quantitative assessment completed as of October 26, 2019, October 27, 2018 and October 28, 2017, respectively.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Compensation and benefits	$107,324	$91,851
Utilities and sewage	18,085	20,447
Accrued ad valorem, and franchise taxes	30,231	31,366
Reserve for self insurance, litigation, environmental and tax matters (Note 20)	19,373	14,030
Medical claims liability	8,285	9,981
Accrued operating expenses	67,194	62,247
Accrued interest payable	9,879	17,536
Customer deposits	18,318	30,741
Other accrued expense	32,702	31,285
	$311,391	$309,484

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 9.    LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The Company adopted the new standard on December 30, 2018 using the modified retrospective approach and is using the effective date as the Company's date of initial application and consequently, financial information will not be updated and the disclosures required under the this ASU will not be provided for dates and periods before December 30, 2018. The Company has elected the package of expedients, which permits the Company not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The Company leases certain real and personal property under non-cancelable operating leases. In addition, the Company leases a large portion of the Company's fleet of tractors, all of its rail cars, some IT equipment and other transportation equipment. The Company's office leases include certain lease and non-lease components, where the Company has elected to exclude the non-lease components from the calculation of the lease liability and ROU asset. The Company has finance leases, which are not significant to the Company and not separately disclosed in detail. In addition, the Company's other variable lease payments are not significant.

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

Twelve Months Ended
December 28, 2019
Operating lease expense	$48,858
Short-term lease costs	18,163
Total lease cost	$67,021

Other information (in thousands, except lease terms and discount rates):

Twelve Months Ended
December 28, 2019
Cash paid for amounts included in the measurement lease liabilities
Operating cash flows from operating leases	$47,691

Operating right-of-use assets, net	$124,726

Operating lease liabilities, current	$37,805
Operating lease liabilities, non-current	91,424
Total operating lease liabilities	$129,229

Weighted average remaining lease term - operating leases	6.46 years
Weighted average discount rate - operating leases	4.55%

Future annual minimum lease payments and capital lease commitments as of December 28, 2019 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2020	$46,062	$119
2021	34,039	12
2022	23,920	11
2023	19,287	5
2024	13,230	4
Thereafter	26,088	—
	162,626	151
Less amounts representing interest	(33,397)	(6)
Lease obligations included in current and long-term liabilities	129,229	145

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Company adopted ASU 2016-02 on December 30, 2018 as noted above. The following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 29, 2018 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2020	$46,316	$271
2021	34,403	152
2022	22,252	6
2023	13,091	6
2024	8,478	—
Thereafter	28,219	—
	$152,759	$435
Less amounts representing interest		(20)
Capital lease obligations included in current and long-term debt		$415

Rent expense was approximately $51.8 million and $48.7 million, for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

The Company's capital lease assets are included in property, plant and equipment and the capital lease obligations are included in the Company's current and long-term debt obligations on the consolidated balance sheet.

NOTE 10.    DEBT

Debt consists of the following (in thousands):

	December 28, 2019	December 29, 2018
Amended Credit Agreement:
Revolving Credit Facility ($32.1 million denominated in euro at December 29, 2018)	$39,000	$32,105
Term Loan A ($29.8 million denominated in CAD at December 29, 2018)	—	68,080
Less unamortized deferred loan costs	—	(381)
Carrying value Term Loan A	—	67,699

Term Loan B	495,000	495,000
Less unamortized deferred loan costs	(7,696)	(9,024)
Carrying value Term Loan B	487,304	485,976

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	—
Less unamortized deferred loan costs	(6,494)	—
Carrying value 5.25% Senior Notes due 2027	493,506	—

5.375% Senior Notes due 2022 with effective interest of 5.72%	—	500,000
Less unamortized deferred loan costs	—	(4,876)
Carrying value 5.375% Senior Notes due 2022	—	495,124

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	574,096	590,499
Less unamortized deferred loan costs - Denominated in euro	(6,982)	(8,160)
Carrying value 3.625% Senior Notes due 2026	567,114	582,339

Other Notes and Obligations	62,501	11,189
	1,649,425	1,674,432
Less Current Maturities	90,996	7,492
	$1,558,429	$1,666,940

As of December 28, 2019, the Company had capital lease obligations denominated in Canadian dollars included in debt. The total Canadian dollar capital lease obligation was approximately CAD$0.1 million.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As of December 28, 2019, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at December 28, 2019, the Company had capital lease obligations denominated in euros included in debt. The total euro capital lease obligation was less than €0.1 million.

As of December 28, 2019, the Company had other notes and obligations that consist of various overdraft facilities of approximately $42.2 million, a China working capital line of credit of approximately $17.5 million and other debt of approximately $2.8 million.

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

As of December 28, 2019, the Company had $39.0 million outstanding under the revolver at base rate plus a margin of 1.00% per annum for a total of 5.75% per annum. The Company had $495.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 3.71% per annum. As of December 28, 2019, the Company had availability of $911.9 million under the Amended Credit Agreement taking into account

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

amounts borrowed, ancillary facilities and letters of credit issued of $3.6 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $11.4 million at December 28, 2019.

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

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. (the “3.625% Issuer”), a wholly-owned subsidiary of Darling, issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018 (the “3.625% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to refinance all of the 4.75% Notes (as defined below) by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering. The refinancing of the 4.75% Notes was completed during the second quarter of 2018.

The 3.625% Notes will mature on May 15, 2026. The 3.625% Issuer will pay interest on the 3.625% Notes on May 15 and November 15 of each year, commencing on November 15, 2018. Interest on the 3.625% Notes accrues from May 2, 2018 at a rate of 3.625% per annum and is payable in cash. The 3.625% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that guarantee the Senior Secured Credit Facilities (collectively, the “3.625% Guarantors”). The 3.625% Notes and the guarantees thereof are senior unsecured obligations of the 3.625% Issuer and the 3.625% Guarantors and rank equally in right of payment to all of the 3.625% Issuer's and the 3.625% Guarantors' existing and future senior unsecured indebtedness. The 3.625% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries (including the 3.625% Issuer) to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchases of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or certain other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling's subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of all of substantially all of Darling's assets.

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

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The gross proceeds from the sale of the Notes, together with cash on hand, were used to refinance all of the Company's 5.375% Notes (as defined below), by cash tender offer for and redemption of those notes, to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering of the 5.25% Notes. The refinancing of the 5.375% Notes was completed during the second quarter of 2019.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The 5.25% Notes will mature on April 15, 2027. Darling will pay interest on the 5.25% Notes on April 15 and October 15 of each year, commencing on October 15, 2019. Interest on the 5.25% Notes accrues from April 3, 2019 at a rate of 5.25% per annum and is payable in cash. The 5.25% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities (collectively, the “5.25% Guarantors”). The 5.25% Notes and the guarantees thereof are senior unsecured obligations of Darling and the 5.25% Guarantors and rank equally in right of payment to all of the Darling's and the 5.25% Guarantors' existing and future senior unsecured indebtedness. The 5.25% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to, grant liens to secure indebtedness and merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets. In addition, the Company capitalized $7.0 million of deferred loan costs for the issuance of the 5.25% Notes in the second quarter of 2019.

Other than for extraordinary events such as change of control and defined assets sales, Darling is not required to make mandatory redemption or sinking fund payments on the 5.25% Notes. The 5.25% Notes are redeemable, in whole or in part, at any time on or after April 15, 2022 at the redemption prices specified in the 5.25% Indenture. Darling may redeem some or all of the 5.25% Notes at any time prior to April 15, 2022, at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium as specified in the 5.25% Indenture and all additional amounts (if any) then due or which will become due on the redemption date as a result of the redemption or otherwise (subject to the rights of holders on the relevant record dates to receive interest due on the relevant interest payment date and additional amounts (if any) in respect thereof).

4.75% Senior Notes due 2022. On June 3, 2015, Darling Global Finance B.V. issued and sold €515.0 million aggregate principal amount of the 4.75% Senior Notes due 2022 (the “4.75% Notes”). The Company retired the 4.75% Notes in the second quarter of 2018 using the proceeds from the issuance of the 3.625% Notes and incurred charges of approximately $23.5 million in debt extinguishment charges including the write-off of deferred loan costs.

5.375% Senior Notes due 2022. On January 2, 2014, Darling Escrow Corporation, a wholly-owned subsidiary of Darling, issued $500.0 million aggregate principal amount of its 5.375% Notes due 2022 (the “5.375% Notes”). The Company retired the 5.375% Notes in the second quarter of 2019 using the proceeds from the issuance of the 5.25% Notes and incurred charges of approximately $12.1 million in debt extinguishment charges including the write-off deferred loan costs.

As of December 28, 2019, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Maturities of long-term debt at December 28, 2019 follow (in thousands):

Contractual Debt Payment
2020	$90,996
2021	10,220
2022	40
2023	1,534
2024	493,533
thereafter	1,074,274
$1,670,597

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 28, 2019	December 29, 2018
Accrued pension liability (Note 15)	$55,491	$55,632
Reserve for self insurance, litigation, environmental and tax matters (Note 20)	54,568	57,381
Other	5,726	2,019
	$115,785	$115,032

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

U.S. and foreign income from operations before income taxes are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 28, 2019	December 29, 2018	December 30, 2017
United States	$260,867	$82,146	$179
Foreign	119,567	35,829	64,021
Income from operations before income taxes	$380,434	$117,975	$64,200

Income tax expense attributable to income from continuing operations before income taxes consists of the following (in thousands):

	December 28, 2019	December 29, 2018	December 30, 2017
Current:
Federal	$(162)	$(330)	$274
State	341	(3)	(80)
Foreign	37,117	27,935	31,256
Total current	37,296	27,602	31,450
Deferred:
Federal	13,465	4,803	(76,056)
State	11,804	(2,216)	622
Foreign	(3,098)	(18,158)	(25,170)
Total deferred	22,171	(15,571)	(100,604)
	$59,467	$12,031	$(69,154)

Income tax expense for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	December 28, 2019	December 29, 2018	December 30, 2017
Computed "expected" tax expense	$79,891	$24,775	$22,470
Change in valuation allowance	38	9,700	1,609
Non-deductible compensation expenses	3,950	2,305	1,898
Deferred tax on unremitted foreign earnings	1,505	(31)	641
Sub-Part F income	1,122	3,361	6,284
Foreign rate differential	7,246	658	(8,292)
Change in uncertain tax positions	1,736	3,419	(1,080)
State income taxes, net of federal benefit	5,686	(1,813)	(1,012)
Biofuel tax incentives	(46,007)	(18,489)	—
Change in tax law
One-time U.S. transition tax	—	(1,654)	26,243
Deferred tax effects	1,352	(8,363)	(115,169)
Other, net	2,948	(1,837)	(2,746)
	$59,467	$12,031	$(69,154)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2019 and December 29, 2018 are presented below (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 28, 2019	December 29, 2018
Deferred tax assets:
Loss contingency reserves	$11,193	$9,007
Employee benefits	12,236	10,791
Pension liability	13,049	12,882
Intangible assets amortization, including taxable goodwill	1,485	1,566
Interest expense carryforwards	12,361	16,871
Tax loss carryforwards	80,195	103,618
Tax credit carryforwards	5,653	5,108
Operating lease liabilities	33,549	—
Inventory	5,185	8,583
Accrued liabilities and other	13,677	12,291
Total gross deferred tax assets	188,583	180,717
Less valuation allowance	(24,759)	(27,942)
Net deferred tax assets	163,824	152,775

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(157,332)	(152,841)
Property, plant and equipment depreciation	(144,911)	(164,011)
Investment in DGD Joint Venture	(54,287)	(44,857)
Operating lease assets	(32,233)	—
Tax on unremitted foreign earnings	(6,139)	(5,648)
Other	(2,459)	(1,500)
Total gross deferred tax liabilities	(397,361)	(368,857)
Net deferred tax liability	$(233,537)	$(216,082)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$14,394	$14,981
Non-current deferred tax liability	(247,931)	(231,063)
Net deferred tax liability	$(233,537)	$(216,082)

At December 28, 2019, the Company had net operating loss carryforwards for federal income tax purposes of approximately $106.8 million, $44.6 million of which begin to expire in 2020 through 2036 and $62.2 million of which can be carried forward indefinitely.  As a result of the change in ownership which occurred pursuant to the May 2002 recapitalization, utilization of approximately $0.7 million of the federal net operating loss carryforwards is limited to approximately $0.7 million per year for the remaining life of the net operating losses. The Company had a capital loss carry forward for federal income tax purposes of approximately $21.1 million, which expires in 2023 and can only be used in future years in which the Company recognizes capital gains. The Company had interest expense carryforwards of approximately $52.4 million and $25.1 million for federal and state income tax purposes, which may be carried forward indefinitely. The Company had approximately $248.2 million of net operating loss carryforwards for state income tax purposes, $239.0 million of which expire in 2020 through 2039 and $9.2 million of which can be carried forward indefinitely. The Company had foreign net operating loss carryforwards of about $151.6 million, $68.6 million of which expire in 2020 through 2037 and $83.0 million of which can be carried forward indefinitely. Also at December 28, 2019, the Company had U.S. federal and state tax credit carryforwards of approximately $1.3 million, and tax credit carryforwards with respect to its foreign tax jurisdictions of approximately $4.3 million. As of December 28, 2019, the Company had a valuation allowance of $7.8 million due to uncertainties in respect to its ability to utilize its U.S. (federal and state) net operating loss, capital loss and tax credit carryforwards. The Company also had a valuation allowance of $16.9 million due to uncertainties in its ability to utilize foreign net operating loss carryforwards, tax credit carryforwards and other foreign deferred tax assets.

At December 28, 2019, the Company had unrecognized tax benefits of approximately $7.8 million. During fiscal 2017, the Company entered into a settlement agreement with the Darling Ingredients International business seller in which an indemnity receivable of $3.0 million was collected and the Company generally accepted responsibility for any remaining tax liabilities in pre-acquisition tax years. All of the unrecognized tax benefits would favorably impact the Company's effective tax rate if recognized. The Company believes it is reasonably possible that unrecognized tax benefits could change by $3.9 million in the next twelve months. The possible change in unrecognized tax benefits relates to the resolution of an uncertain tax position upon liquidation of certain subsidiaries. The Company recognizes

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense. As of December 28, 2019, interest and penalties related to unrecognized tax benefits were $0.6 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 28, 2019	December 29, 2018
Balance at beginning of Year	$5,777	$2,384
Change in tax positions related to current year	3,887	237
Change in tax positions related to prior years	(233)	3,649
Change in tax positions due to settlement with tax authorities	(1,354)	—
Expiration of the Statute of Limitations	(267)	(493)
Balance at end of year	$7,810	$5,777

In fiscal 2019, the Company's major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany and the Netherlands. The Company is subject to regular examination by various tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's major jurisdictions is open for varying periods, but is generally closed through the 2010 tax year.

Many of the Company's operations are conducted outside the United States. As a result of the Tax Act and the mandatory repatriation, the Company expects to have access to its offshore earnings with minimal to no additional U.S. tax impact. Therefore, the Company does not consider these earnings to be permanently reinvested offshore. As of December 28, 2019, a deferred tax liability of approximately $6.1 million has been recorded for any incremental taxes, including foreign withholding taxes, that are estimated to be incurred when those earnings are distributed to the U.S. in future years.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

On August 7, 2017, the Company's Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. To that point, the Company had previously repurchased $10.9 million shares of Common stock under the program. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. On November 6, 2018, the Board approved an increase in the share repurchase program from $100.0 million to $200.0 million and extended the term of the program for an additional year to August 13, 2020. During Fiscal 2019, the Company repurchased approximately $19.3 million including commissions of its common stock in the open market. Since the inception of the share repurchase program, the Company has repurchased approximately $30.1 million of its common stock in open market purchases. As of December 28, 2019, the Company has approximately $180.8 million remaining under the share repurchase program approved in August 2017.

On May 9, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”).  The 2017 Omnibus Plan replaced the Company's 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) for future grants. Under the 2017 Omnibus Plan, the Company can grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 20,166,500 common shares available under the 2017 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2017 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2017 Omnibus Plan.  The 2017 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2017 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2017 Omnibus Plan.  For each of fiscal 2017, fiscal 2018 and 2019, the Committee adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company's key employees, as a subplan

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

under the terms of the 2017 Omnibus Plan.  Pursuant to the LTIP, participants receive (i) annual, overlapping grants of performance share units (“PSUs”) tied to a three-year, forward looking performance metric and (ii) annual stock options grants that vest 33.33% on the first, second and third anniversaries of grant. The principal purpose of the LTIP is to encourage the participants to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by participants. See “Stock Option Awards”, “Fiscal 2019 LTIP PSU Awards”, “Fiscal 2018 LTIP PSU Awards” and “Fiscal 2017 LTIP PSU Awards” below for more information regarding the stock options and PSU awards under the 2019 LTIP, 2018 LTIP and 2017 LTIP. At December 28, 2019, the number of common shares available for issuance under the 2017 Omnibus Plan was 12,522,616.

At December 28, 2019, $6.9 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.2 years.

The following is a summary of stock-based compensation awards granted during the years ended December 28, 2019, December 29, 2018 and December 30, 2017.

Stock Option Awards. Stock options to purchase Darling common shares are granted by the Committee to certain of the Company's employees as part of the Company's LTIPs under the 2017 Omnibus Plan. For the options granted under the fiscal 2019 LTIP, 2018 LTIP and 2017 LTIP, the exercise price was equal to the closing price of Darling common shares on the date of grant, which was January 25, 2019, January 29, 2018 and February 6, 2017, respectively, and such options vest 33.33% on the first, second and third anniversaries of the grant date. The Company granted 610,953 stock options under the 2019 LTIP, 637,115 stock options under the 2018 LTIP and 956,809 stock options under the 2017 LTIP.

During fiscal 2019, 2018 and 2017 only nonqualified stock options were issued and none of the options were incentive stock options. The Company’s stock options granted under the LTIPs generally terminate 10 years after the date of grant.

A summary of all stock option activity as of December 28, 2019 and changes during the year ended is as follows:

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 31, 2016	2,365,916	$11.65	8.4 years
Granted	956,809	12.29
Exercised	(27,968)	8.51
Forfeited	(4,000)	13.55
Expired	—	—
Options outstanding at December 30, 2017	3,290,757	11.86	7.3 years
Granted	637,115	18.82
Exercised	(153,717)	11.49
Forfeited	(19,953)	9.99
Expired	—	—
Options outstanding at December 29, 2018	3,754,202	13.07	6.9 years
Granted	610,953	21.00
Exercised	(380,206)	9.83
Forfeited	(6,464)	18.11
Expired	—	—
Options outstanding at December 28, 2019	3,978,485	$14.59	6.5 years
Options exercisable at December 28, 2019	2,685,252	$12.70	5.6 years

The fair value of each stock option grant under the LTIPs was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2019, 2018 and 2017.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Weighted Average	2019	2018	2017
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.61%	2.54%	2.00%
Expected term	6.00 years	5.82 years	5.82 years
Expected volatility	29.6%	29.3%	33.4%
Fair value of options granted	$7.16	$6.37	$4.34

The expected lives for options granted during fiscal 2019, 2018 and 2017 were computed using the simplified method since the current option plans historical exercise data has not provided a reasonable basis for estimating the expected term for the current option grants.

For the year ended December 28, 2019, the amount of cash received from the exercise of options was less than $0.1 million and the related tax benefit was $0.7 million. For the year ended December 29, 2018, the amount of cash received from the exercise of options was approximately $0.2 million and the related tax benefit was approximately $0.1 million. For the year ended December 30, 2017, the amount of cash received from the exercise of options was less than $0.1 million and the related tax benefit was less than $0.1 million. The total intrinsic value of options exercised for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was approximately $4.7 million, $1.1 million and $0.2 million, respectively.  The fair value of shares vested for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was approximately $15.5 million, $12.5 million and $11.3 million, respectively.  At December 28, 2019, the aggregate intrinsic value of options outstanding was approximately $53.4 million and the aggregate intrinsic value of options exercisable was approximately $41.1 million.

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

A summary of the Company’s non-vested stock, restricted stock unit and performance share unit awards as of December 28, 2019, and changes during the year ended is as follows:

	Non-Vested, RSU and PSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2016	981,261	$15.56
Shares granted	104,750	12.27
Shares vested	(486,086)	13.98
Shares forfeited	(239,581)	20.90
Stock awards outstanding December 30, 2017	360,344	13.18
Shares granted	—	—
Shares vested	(228,991)	13.11
Shares forfeited	(2,779)	12.11
Stock awards outstanding December 29, 2018	128,574	13.32
Shares granted	—	—
Shares vested	(126,511)	12.13
Shares forfeited	(1,313)	14.92
Stock awards outstanding December 28, 2019	750	$15.50

Fiscal 2019 LTIP PSU Awards. On January 25, 2019, the Committee granted 305,195 PSUs under the Company's 2019 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on capital employed (ROCE), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies over the same

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

performance period, with the earned award to be determined in the first quarter of fiscal 2022, after the final results for the relevant performance period are determined.

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

Under the 2019 LTIP, 2018 LTIP and 2017 LTIP, PSUs were granted at target level; however, actual awards may vary between 0% and 225% of the target number of PSUs, depending on the performance level achieved. In addition, the number of PSUs earned may be reduced (up to 30%) or increased (capped at the maximum payout) based on the Company's total shareholder return (TSR) over the performance period.

The fair value of each 2019 LTIP, 2018 LTIP and 2017 LTIP PSU award under the Company's 2019 LTIP, 2018 LTIP and 2017 LTIP was estimated on the date of grant using a Monte Carlo model with the following weighted average assumptions for fiscal 2019 , fiscal 2018 and fiscal 2017, except for the illiquidity discount, which only pertains to the 2017 LTIP PSU's with a holding period requirement.

Weighted Average	2019	2018	2017
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.58%	2.25%	1.40%
Expected term	2.93 years	2.93 years	2.89 years
Expected volatility	30.7%	34.4%	32.7%
Illiquidity discount	—%	—%	14.0%

A summary of the Company’s 2019, 2018 and 2017 LTIP PSU awards as of December 28, 2019, and changes during the year ended is as follows:

	LTIP PSU Shares	Weighted Average Grant Date Fair Value
LTIP PSU awards outstanding December 31, 2016	664,120	$7.17
Granted	559,388	11.14
Additional PSU awards vested from performance	—	—
Forfeited	(82,492)	9.99
LTIP PSU awards outstanding December 30, 2017	1,141,016	$8.91
Granted	295,514	20.60
Additional PSU awards vested from performance	88,151	6.95
Stock issued for PSUs	(26,212)	6.95
Forfeited	(16,493)	9.39
LTIP PSU awards outstanding December 29, 2018	1,481,976	$11.15
Granted	305,195	21.50
Additional PSU awards vested from performance	235,126	7.23
Stock issued for PSUs	(125,067)	7.84
Forfeited	(3,757)	19.09
LTIP PSU awards outstanding December 28, 2019	1,893,473	$12.54

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

A summary of the Company’s non-employee director restricted stock awards as of December 28, 2019, and changes during the year ended is as follows:

	Restricted stock and Restricted Stock Unit Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2016	111,359	$14.18
Restricted shares granted	60,575	15.63
Restricted shares where the restriction lapsed	(14,915)	12.42
Restricted shares forfeited	(2,210)	14.51
Stock awards outstanding December 30, 2017	154,809	14.91
Restricted shares granted	61,806	16.92
Restricted shares where the restriction lapsed	(1,438)	13.90
Restricted shares forfeited	—	—
Stock awards outstanding December 29, 2018	215,177	15.49
Restricted shares granted	52,990	20.76
Restricted shares where the restriction lapsed	(6,803)	2.94
Restricted shares forfeited	—	—
Stock awards outstanding December 28, 2019	261,364	$16.89

NOTE 14.    COMPREHENSIVE INCOME/(LOSS)

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas swap adjustments, corn option adjustments, foreign exchange forward and option adjustments and foreign currency translation adjustments. In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU amends Topic 220, Income Statement - Reporting Comprehensive Income, which allowed for a reclassification from accumulated other comprehensive income

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for fiscal years beginning after December 15, 2018; however, the Company elected to early adopt ASU No. 2018-02 during the quarter ended March 31, 2018. The adoption resulted in a $4.8 million reclassification from accumulated other comprehensive loss to retained earnings resulting from the Tax Cuts and Jobs Act.

In fiscal 2019, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 are as follows (in thousands):

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended December 30, 2017
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$4,027	$(1,264)	$2,763
Amortization of actuarial loss	4,786	(1,801)	2,985
Amortization of prior service costs	35	(11)	24
Amortization of settlement	42	(15)	27
Other	30	—	30
Total defined benefit pension plans	8,920	(3,091)	5,829
Natural gas swap derivatives
Gain/(loss) reclassified to net income	35	(14)	21
Gain/(loss) recognized in other comprehensive income (loss)	(65)	26	(39)
Total natural gas derivatives	(30)	12	(18)
Corn option derivatives
Gain/(loss) reclassified to net income	(5,255)	2,039	(3,216)
Gain/(loss) recognized in other comprehensive income (loss)	3,494	(1,356)	2,138
Total corn options	(1,761)	683	(1,078)
Foreign currency translation
Other comprehensive income	121,810	—	121,810
Other comprehensive income/(loss)	$128,939	$(2,396)	$126,543
Year Ended December 29, 2018
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(7,901)	$2,015	$(5,886)
Amortization of actuarial loss	3,543	(910)	2,633
Actuarial prior service cost recognized	(11)	3	(8)
Amortization of prior service costs	35	(9)	26
Amortization of curtailment	498	—	498
Amortization of settlement	(3)	1	(2)
Other	9	—	9
Total defined benefit pension plans	(3,830)	1,100	(2,730)
Natural gas swap derivatives
Gain/(loss) reclassified to net income	14	(3)	11
Gain/(loss) recognized in other comprehensive income (loss)	16	(4)	12
Total natural gas derivatives	30	(7)	23
Soybean meal option derivatives
Gain/(loss) reclassified to net income	(8)	2	(6)
Gain/(loss) recognized in other comprehensive income (loss)	8	(2)	6
Total soybean meal derivatives	—	—	—
Corn option derivatives
Gain/(loss) reclassified to net income	(1,912)	493	(1,419)
Gain/(Loss) recognized in other comprehensive income	(361)	93	(268)
Total corn options	(2,273)	586	(1,687)
Foreign exchange derivatives
Gain/(Loss) recognized in other comprehensive income	1,637	(556)	1,081
Total foreign exchange derivatives	1,637	(556)	1,081
Foreign currency translation	(89,198)	1,724	(87,474)
Other comprehensive income/(loss)	$(93,634)	$2,847	$(90,787)
Year Ended December 28, 2019
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(2,202)	$211	$(1,991)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Amortization of actuarial loss	4,571	(1,143)	3,428
Actuarial prior service cost recognized	9	(2)	7
Amortization of prior service costs	34	(9)	25
Amortization of settlement	66	(16)	50
Other	16	—	16
Total defined benefit pension plans	2,494	(959)	1,535
Heating oil swap derivatives
Gain/(loss) recognized in other comprehensive income (loss)	(4,188)	1,047	(3,141)
Total heating oil derivatives	(4,188)	1,047	(3,141)
Corn option derivatives
Gain/(loss) reclassified to net income	422	(106)	316
Gain/(Loss) recognized in other comprehensive income	(51)	13	(38)
Total corn options	371	(93)	278
Foreign exchange derivatives
Gain/(loss) reclassified to net income	1,345	(442)	903
Gain/(Loss) recognized in other comprehensive income	(6,887)	2,261	(4,626)
Total foreign exchange derivatives	(5,542)	1,819	(3,723)
Foreign currency translation	(12,771)	837	(11,934)
Other comprehensive income/(loss)	$(19,636)	$2,651	$(16,985)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$—	$8	$—	Net sales
Foreign Exchange derivatives	(1,345)	—	—	Net sales
Natural gas swap derivatives	—	(14)	(35)	Cost of sales and operating expenses
Corn option derivatives	(422)	1,912	5,255	Cost of sales and operating expenses
	(1,767)	1,906	5,220	Total before tax
	548	(492)	(2,025)	Income taxes
	(1,219)	1,414	3,195	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(34)	$(35)	$(35)	(a)
Amortization of actuarial loss	(4,571)	(3,543)	(4,786)	(a)
Amortization of curtailment	—	(498)	—	(a)
Amortization of settlement	(66)	3	(42)	(a)
	(4,671)	(4,073)	(4,863)	Total before tax
	1,168	918	1,827	Income taxes
	(3,503)	(3,155)	(3,036)	Net of tax
Total reclassifications	$(4,722)	$(1,741)	$159	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive income/(loss) as of December 28, 2019 as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended December 28, 2019
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) December 29, 2018, attributable to Darling, net of tax	$(270,081)	$1,081	$(35,539)	$(304,539)
Other comprehensive loss before reclassifications	(11,934)	(7,805)	(1,968)	(21,707)
Amounts reclassified from accumulated other comprehensive income	—	1,219	3,503	4,722
Net current-period other comprehensive income/(loss)	(11,934)	(6,586)	1,535	(16,985)
Noncontrolling interest	323	—	—	323
Accumulated Other Comprehensive loss December 28, 2019, attributable to Darling, net of tax	$(282,338)	$(5,505)	$(34,004)	$(321,847)

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

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company's matching portion and annual employer contributions to the Company's domestic defined contribution plans for fiscal 2019, 2018 and 2017 were approximately $10.6 million, $10.1 million and $9.6 million, respectively. The Company's matching portion and annual employer contributions to the Company's foreign defined contribution plans for fiscal 2019, 2018 and 2017 were approximately $8.4 million, $7.8 million and $7.5 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company uses the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. The following table sets forth the plans’ funded status for the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's Consolidated Balance Sheets based on the measurement date (December 31, 2019 and December 31, 2018) (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 28, 2019	December 29, 2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$190,666	$204,728
Service cost	2,696	3,064
Interest cost	6,828	6,443
Employee contributions	368	410
Actuarial loss/(gain)	20,927	(12,235)
Benefits paid	(8,120)	(7,799)
Effect of curtailment	(43)	(474)
Effect of settlement	(903)	(280)
Other	(154)	(3,191)
Projected benefit obligation at end of period	212,265	190,666

Change in plan assets:
Fair value of plan assets at beginning of period	133,861	150,517
Actual return on plan assets	26,014	(11,922)
Employer contributions	4,343	4,538
Employee contributions	368	410
Benefits paid	(8,120)	(7,799)
Effect of settlement	(903)	(331)
Other	139	(1,552)
Fair value of plan assets at end of period	155,702	133,861

Funded status	(56,563)	(56,805)
Net amount recognized	$(56,563)	$(56,805)

Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(1,072)	$(1,173)
Noncurrent liability	(55,491)	(55,632)
Net amount recognized	$(56,563)	$(56,805)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$45,062	$47,501
Prior service cost	295	351
Net amount recognized (a)	$45,357	$47,852

(a)	Amounts do not include deferred taxes of $11.4 million and $12.3 million at December 28, 2019 and December 29, 2018, respectively.

The amounts included in “Other” in the above table reflect the impact of foreign exchange translation for plans in Brazil, Belgium, Canada, France, Germany, Japan, Netherlands and United Kingdom. The Company's domestic pension plan benefits comprise approximately 73% and 74% of the projected benefit obligation for fiscal 2019 and fiscal 2018, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2019 and fiscal 2018 of approximately $0.9 million and $1.0 million, respectively. The Company made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2019 and fiscal 2018 of approximately $3.4 million and $ 3.5 million, respectively.

	December 28, 2019	December 29, 2018
Projected benefit obligation	$212,265	$190,666
Accumulated benefit obligation	201,708	181,642
Fair value of plan assets	155,702	133,861

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Company's service cost component of net periodic pension cost is included in compensation costs while all components of net periodic pension cost other than the service cost component are included in the line item “Other expense, net” in the Company's Consolidated Statements of Operations.

Net pension cost includes the following components (in thousands):

	December 28, 2019	December 29, 2018	December 30, 2017
Service cost	$2,696	$3,064	$3,043
Interest cost	6,828	6,443	6,711
Expected return on plan assets	(7,270)	(8,226)	(7,181)
Net amortization and deferral	4,605	3,578	4,821
Curtailment	(33)	(263)	—
Settlement	66	47	42
Net pension cost	$6,892	$4,643	$7,436

Amounts recognized in accumulated other comprehensive income (loss) for the year ended (in thousands):

	2019	2018
Actuarial (loss)/gain recognized:
Reclassification adjustments	$3,428	$2,633
Actuarial (loss)/gain recognized during the period	(1,991)	(5,886)
Amortization of settlement	50	(2)
Amortization of curtailment	—	498
Prior service (cost) credit recognized:
Reclassification adjustments	25	26
Prior service cost arising during the period	7	(8)
Other	16	9
	$1,535	$(2,730)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic pension cost in fiscal 2020 is as follows (in thousands):

2020
Net actuarial loss	$3,417
Prior service cost	33
$3,450

Weighted average assumptions used to determine benefit obligations were:

	December 28, 2019	December 29, 2018	December 30, 2017

Discount rate	2.77%	3.68%	3.40%
Rate of compensation increase	0.40%	0.42%	0.38%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 28, 2019	December 29, 2018	December 30, 2017
Discount rate	3.33%	2.30%	3.49%
Rate of increase in future compensation levels	0.42%	0.36%	0.43%
Expected long-term rate of return on assets	6.13%	6.13%	6.17%

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

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as December 29, 2018
Fixed Income:
Long Term	$21,670	$21,670	$—	$—
Short Term	2,032	2,032	—	—
Equity Securities:
Domestic equities	37,223	37,223	—	—
International equities	24,714	24,714	—	—
Insurance contracts	9,636	—	6,299	3,337
Total categorized in fair value hierarchy	95,275	85,639	6,299	3,337
Other investments measured at NAV	38,586
Totals	$133,861	$85,639	$6,299	$3,337

Balances as December 28, 2019
Fixed Income:
Long Term	$16,154	$16,154	$—	$—
Short Term	3,448	3,448	—	—
Equity Securities:
Domestic equities	52,420	52,420	—	—
International equities	32,167	32,167	—	—
Insurance contracts	10,266	—	5,792	4,474
Total categorized in fair value hierarchy	114,455	104,189	5,792	4,474
Other investments measured at NAV	41,247
Totals	$155,702	$104,189	$5,792	$4,474

The majority of the U.S. and Canada plan pension assets are invested in mutual funds; however, some assets are invested in pooled separate accounts (“PSA”) which have similar mutual fund counterparts. PSA accounts are generally used to access lower fund management expenses when compared to their mutual fund counterparts. The mutual funds are generally invested in institutional shares, retirement shares, or A-shares with no loads. The fair value of each mutual fund and PSA is based on the market value of the underlying investments. The U.S. pension plans PSA for fiscal 2019 and fiscal 2018 utilized net asset value (“NAV”) per share (or its equivalent) to measure its investments, as a practical expedient in accordance with ASC Topic 820, Fair Value Measurements and have not been classified in the fair value hierarchy in the above table. The majority of the foreign pension assets are held under insurance contracts where the investment risk for the accumulated benefit obligation rests with the insurer, which the Company has no specific detailed asset information.

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of December 30, 2017	$3,375
Unrealized gains relating to instruments still held in the reporting period.	114
Purchases, sales, and settlements	—
Exchange rate changes	(152)
Balance as of December 29, 2018	3,337
Unrealized gains relating to instruments still held in the reporting period.	1,168
Purchases, sales, and settlements	—
Exchange rate changes	(31)
Balance as of December 28, 2019	$4,474

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

Based on current actuarial estimates, the Company expects to make payments of approximately $4.8 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2020.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2020	$10,546
2021	10,498
2022	10,754
2023	10,675
2024	11,892
Years 2025 – 2029	64,147

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

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2019	2018	Implemented	2019	2018	2017	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,514	$1,505	$1,524	December 2023 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	916	978	968	August 2022 (c)
All other multiemployer plans					1,196	1,064	980
		Total Company Contributions			$3,626	$3,547	$3,472

(a)	In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities. In April 2016 the IRS approved a modification of the amortization extension.

(b)
The Company has several plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. The agreements have expiration dates through December 31, 2023.

(c)
The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through August 2, 2022.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, two plan have certified as endangered or yellow zone, as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.6 million, $3.5 million and $3.5 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

The Company has received notices in prior years of withdrawal liability from five U.S. multiemployer plans in which it participated. As of December 28, 2019, the Company has an aggregate accrued liability of approximately $6.0 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 16.    DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices.  Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency.  At December 28, 2019, the Company had foreign currency option and forward contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2018 and fiscal 2019, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. As of December 28, 2019, the contract positions and activity are not significant to the Company. At December 28, 2019 and December 29, 2018, the aggregate fair value of these foreign exchange contracts was approximately $1.3 million and $1.6 million, respectively. The December 28, 2019 amounts are included in other current assets, other noncurrent assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2019, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the second quarter of fiscal 2020. At December 28, 2019, the aggregate fair value of the corn contracts was $0.4 million. As of December 29, 2018 there were no outstanding amounts. The amounts are included in other current assets on the balance sheet.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As of December 28, 2019, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	45,908	Euro	9,983
Brazilian real	1,106,077	U.S. Dollar	308,320
Euro	71,203	U.S. Dollar	79,664
Euro	26,943	Polish zloty	115,500
Euro	5,159	Japanese yen	624,510
Euro	21,074	Chinese renminbi	166,146
Euro	13,441	Australian dollar	21,850
Euro	6,905	British pound	5,930
Polish zloty	26,647	Euro	6,233
British pound	94	Euro	113
Japanese yen	204,824	U.S. dollar	1,909
U.S. dollar	705	Japanese yen	77,000
U.S. dollar	49,833	Euro	45,000
Australian dollar	432	Euro	267

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at December 28, 2019 into earnings over the next 12 months will be approximately $3.1 million.  As of December 28, 2019, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the year ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	December 28, 2019	December 29, 2018	December 30, 2017
Foreign exchange	Foreign currency loss/(gain)	$1,565	$(2,160)	$13,460
Foreign exchange	Net sales	903	2,806	—
Foreign exchange	Cost of sales and operating expenses	(452)	(1,005)	—
Foreign exchange	Selling, general and administrative expense	1,649	3,040	(2,763)
Corn options and futures	Net sales	670	683	212
Corn options and futures	Cost of sales and operating expenses	(1,636)	(543)	(1,659)
Natural gas and heating oil swaps and options	Cost of sales and operating expenses	(506)	1,031	—
Heating oil swaps and options	Net sales	—	—	492
Soybean meal	Net sales	—	—	(405)
Soybean oil	Net sales	—	—	45
Total		$2,193	$3,852	$9,382

At December 28, 2019, the Company had forward purchase agreements in place for purchases of approximately $43.5 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of December 28, 2019 and December 29, 2018 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at December 28, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$4,140	$—	$4,140	$—
Total Assets	4,140	—	4,140	—

Liabilities
Derivative liabilities	1,593	—	1,593	—
5.25% Senior Notes	531,850	—	531,850	—
3.625% Senior Notes	605,327	—	605,327	—
Term Loan B	497,475	—	497,475	—
Revolver	38,805	—	38,805	—
Total Liabilities	$1,675,050	$—	$1,675,050	$—

		Fair Value Measurements at December 29, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$4,307	$—	$4,307	$—
Total Assets	4,307	—	4,307	—

Liabilities
Derivative liabilities	3,235	—	3,235	—
5.375% Senior Notes	495,000	—	495,000	—
3.625% Senior Notes	585,303	—	585,303	—
Term Loan A	67,739	—	67,739	—
Term Loan B	492,525	—	492,525	—
Revolver	31,623	—	31,623	—
Total Liabilities	$1,675,425	$—	$1,675,425	$—

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

NOTE 19.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2019, 2018 and 2017.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At December 28, 2019 and December 29, 2018, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $70.5 million and $66.6 million, respectively.  The Company has insurance recovery receivables of approximately $26.2 million and $26.1 million, as of December 28, 2019 and December 29, 2018, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision the (“ROD”) selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and lays out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The EPA has already offered early cash out settlements to 20 of the other PRPs and has stated that other parties who did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”) may also be eligible for cash out settlements and conducted a settlement analysis using a third-party allocator. The Company

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

participated in this allocation process as it asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the COCs. In November 2019, the Company received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the lower Passaic River area. The Company has accepted this settlement offer, which is now subject to the EPA’s administrative approval process, which includes publication and a public comment period. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Passaic River. Furthermore, in the event the settlement with the EPA described above is consummated, it could preclude certain of the claims alleged by OCC against the Company. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2019
Net Sales	$1,970,561	$1,119,085	$274,259	$—	$3,363,905
Cost of sales and operating expenses	1,519,596	864,618	204,871	—	2,589,085
Gross Margin	450,965	254,467	69,388	—	774,820

Loss (gain) on sale of assets	(7,720)	(13,175)	313	—	(20,582)
Selling, general and administrative expense	200,487	97,363	2,762	57,911	358,523
Depreciation and amortization	203,456	79,671	31,946	10,437	325,510
Equity in net income of Diamond Green Diesel	—	—	364,452	—	364,452
Segment operating income/(loss)	54,742	90,608	398,819	(68,348)	475,821

Equity in net income of other unconsolidated subsidiaries	428	—	—	—	428
Segment income/(loss)	55,170	90,608	398,819	(68,348)	476,249

Total other expense					(95,815)
Income before income taxes					$380,434

Segment assets at December 28, 2019	$2,653,363	$1,345,526	$1,087,701	$258,668	$5,345,258

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 29, 2018
Net Sales	$1,952,555	$1,139,126	$296,045	$—	$3,387,726
Cost of sales and operating expenses	1,497,973	918,141	230,260	—	2,646,374
Gross Margin	454,582	220,985	65,785	—	741,352

Loss/(gain) on sale of assets	725	(282)	266	—	709
Selling, general and administrative expense	176,722	91,546	(4,770)	45,766	309,264
Restructuring and impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	194,292	80,988	34,981	10,931	321,192
Equity in net income of Diamond Green Diesel	—	—	159,779	—	159,779
Segment operating income/(loss)	82,843	33,768	195,087	(56,697)	255,001

Equity in net loss of unconsolidated subsidiaries	(550)	—	—	—	(550)
Segment income/(loss)	82,293	33,768	195,087	(56,697)	254,451

Total other expense					(136,476)
Income before income taxes					$117,975

Segment assets at December 29, 2018	$2,566,106	$1,401,291	$761,817	$160,140	$4,889,354

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2017
Net Sales	$2,239,492	$1,156,976	$265,783	$—	$3,662,251
Cost of sales and operating expenses	1,744,990	920,165	210,525	—	2,875,680
Gross Margin	494,502	236,811	55,258	—	786,571

Loss/(gain) on sale of assets	(358)	218	(97)	—	(237)
Selling, general and administrative expense	178,347	104,644	10,355	50,156	343,502
Depreciation and amortization	184,172	75,010	31,019	11,899	302,100
Equity in net income of Diamond Green Diesel	—	—	28,239	—	28,239
Segment operating income/(loss)	132,341	56,939	42,220	(62,055)	169,445

Equity in net income of unconsolidated subsidiaries	265	—	—	—	265
Segment income/(loss)	132,606	56,939	42,220	(62,055)	169,710

Total other expense					(105,510)
Income before income taxes					$64,200

 Business Segment Property, Plant and Equipment (in thousands):

	December 28, 2019	December 29, 2018	December 30, 2017
Depreciation and amortization:
Feed Ingredients	$203,456	$194,292	$184,172
Food Ingredients	79,671	80,988	75,010
Fuel Ingredients	31,946	34,981	31,019
Corporate Activities	10,437	10,931	11,899
Total	$325,510	$321,192	$302,100
Capital expenditures:
Feed Ingredients	$229,415	$237,215	$191,953
Food Ingredients	85,501	51,659	50,099
Fuel Ingredients	23,964	27,121	24,707
Corporate Activities	20,618	5,901	7,409
Total (a)	$359,498	$321,896	$274,168

(a)	Excludes capital assets acquired by acquisition in fiscal 2018 of approximately $31.6 million and excludes immaterial capital assets acquired by acquisition in fiscal 2017.

Long-lived assets related to the Company's operations in North America, Europe, China, South American and other were as follows (in thousands):

	FY 2019	FY 2018
	Long-Lived Assets	Long-Lived Assets
North America	$2,991,537	$2,562,389
Europe	1,228,807	1,219,084
China	124,874	136,711
South America	73,477	64,916
Other	9,275	8,312
Total	$4,427,970	$3,991,412

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 22.    REVENUE

On December 31, 2017, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective basis. Results for reporting periods beginning December 31, 2017 are presented under Topic 606, while prior periods are not adjusted and continue to be reported in accordance with the Company's historic accounting under Revenue Recognition (Topic 605). The adoption did not change the timing of revenue recognition as the Company's revenues have been determined to be recognized at a point in time and not over time. The Company elected not to capitalize contract fulfillment costs as the recovery of such costs are for a period of less than one year's time and are not material to the Company. At December 28, 2019, there were no contract assets recorded on the Consolidated Balance sheets. Also, the Company elected to treat shipping and handling as fulfillment costs under Topic 606, which will result in billed freight recorded in cost of sales and netted against freight costs. Sales, value-add, and other taxes collected concurrently with revenue-producing activities are excluded from revenue and booked on a net basis.

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

The following table summarizes the impact of adopting Topic 606 on the Company's consolidated financial statements for the year ended December 28, 2019 (in thousands):

	Impact of changes in accounting policies
	As reported	Adjustments	Balances without adoption of Topic 606
Year Ended December 28, 2019
Net sales	$3,363,905	184,835	3,548,740
Cost of sale and operating expenses	$2,589,085	184,835	2,773,920

Year Ended December 29, 2018
Net sales	$3,387,726	177,726	$3,565,452
Cost of sales and operating expenses	$2,646,374	177,726	$2,824,100

The following tables presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 28, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,635,382	$214,623	$39,568	$1,889,573
Europe	309,097	609,999	234,691	1,153,787
China	16,342	178,283	—	194,625
South America	—	51,168	—	51,168
Other	9,740	65,012	—	74,752
Net sales	$1,970,561	$1,119,085	$274,259	$3,363,905

Major product types
Fats	$584,336	$133,898	$—	$718,234
Used cooking oil	185,705	—	—	185,705
Proteins	791,284	—	—	791,284
Bakery	191,551	—	—	191,551
Other rendering	167,870	—	—	167,870
Food ingredients	—	894,761	—	894,761
Bioenergy	—	—	234,691	234,691
Biofuels	—	—	39,568	39,568
Other	49,815	90,426	—	140,241
Net sales	$1,970,561	$1,119,085	$274,259	$3,363,905

	Year Ended December 29, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,586,930	$181,213	$48,858	$1,817,001
Europe	329,341	648,933	247,187	1,225,461
China	28,288	182,369	—	210,657
South America	—	53,206	—	53,206
Other	7,996	73,405	—	81,401
Net sales	$1,952,555	$1,139,126	$296,045	$3,387,726

Major product types
Fats	$564,790	$163,815	$—	$728,605
Used cooking oil	166,634	—	—	166,634
Proteins	842,878	—	—	842,878
Bakery	180,227	—	—	180,227
Other rendering	129,273	—	—	129,273
Food ingredients	—	886,042	—	886,042
Bioenergy	—	—	247,187	247,187
Biofuels	—	—	48,858	48,858
Other	68,753	89,269	—	158,022
Net sales	$1,952,555	$1,139,126	$296,045	$3,387,726

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 30, 2017 (a)
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$1,696,081	$193,950	$46,996	$1,937,027
Europe	503,786	650,177	218,787	1,372,750
China	32,103	177,677	—	209,780
South America	—	60,111	—	60,111
Other	7,522	75,061	—	82,583
Net sales	$2,239,492	$1,156,976	$265,783	$3,662,251

Major product types
Fats	$648,328	$183,719	$—	$832,047
Used cooking oil	185,516	—	—	185,516
Proteins	816,060	—	—	816,060
Bakery	209,801	—	—	209,801
Other rendering	286,183	—	—	286,183
Food ingredients	—	880,128	—	880,128
Bioenergy	—	—	218,787	218,787
Biofuels	—	—	46,996	46,996
Other	93,604	93,129	—	186,733
Net sales	$2,239,492	$1,156,976	$265,783	$3,662,251

(a) As noted above prior year amounts have not been adjusted under the modified retrospective method for billed freight of approximately $160.0 million that is included in net sales for the year ended December 30, 2017.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized in 2019 under these long-term supply contracts was approximately $41.0 million, with the remaining performance obligations to be recognized in future periods (generally 5 years) of approximately $280.8 million.

NOTE 23.    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended December 28, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$835,104	$827,324	$842,049	$859,428
Operating income	48,551	74,124	59,859	293,287
Income from operations before income taxes	24,914	38,820	37,687	279,013
Net income	19,640	31,044	26,837	243,446
Net income attributable to minority interests	(1,628)	(4,786)	(1,116)	(837)
Net income attributable to Darling	18,012	26,258	25,721	242,609
Basic earnings per share	0.11	0.16	0.16	1.48
Diluted earnings per share	0.11	0.16	0.15	1.44

	Year Ended December 29, 2018
	First Quarter (b)	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$875,374	$846,646	$812,576	$853,130
Operating income	128,953	36,754	15,556	73,738
Income/(loss) from operations before income taxes	101,787	(27,455)	(6,540)	50,183
Net income/(loss)	98,075	(29,138)	(5,137)	42,144
Net income attributable to minority interests	(770)	(1,282)	(900)	(1,496)
Net income/(loss) attributable to Darling	97,305	(30,420)	(6,037)	40,648
Basic earnings/(loss) per share	0.59	(0.18)	(0.04)	0.25
Diluted earnings/(loss) per share	0.58	(0.18)	(0.04)	0.24

(a) In the fourth quarter of fiscal 2019, the Company's results include 2019 and 2018 blenders tax credits of approximately $234.4 million.

(b) In the first quarter of fiscal 2018, the Company's results includes 2017 blenders tax credits of approximately $92.7 million.

NOTE 24.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company has entered into a Raw Material Agreement with the DGD Joint Venture pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company has recorded sales to the DGD Joint Venture of approximately $208.7 million, $131.8 million and $171.3 million, respectively. At December 28, 2019 and December 29, 2018, the Company has approximately $17.8 million and $8.0 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $5.1 million, $4.6 million and $4.1 million for the year ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively to the DGD Joint Venture and deferred the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at December 28, 2019, December 29, 2018 and December 30, 2017 of approximately $0.8 million, $0.9 million and $0.9 million, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2020. The DGD Loan Agreement replaces a similar agreement with lower commitment levels that expired on December 31, 2018. As of December 28, 2019, no amounts are owed to Darling Green under the DGD Loan Agreement.

Guarantee Agreement

In February 2020, in connection with the DGD Joint Venture’s expansion project at its Norco, LA facility, it has entered into two agreements (the “IMTT Terminaling Agreements”) with International-Matex Tank Terminals (“IMTT”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the IMTT terminal facility by pipeline, thereby providing better logistical capabilities.  As a condition to entering into the IMTT Terminaling Agreements, IMTT required that the Company and Valero guarantee their proportionate share, up to $50 million each, of the DGD Joint Venture’s obligations under the IMTT Terminaling Agreements (the “Guarantee”), subject to the conditions provided for in the IMTT Terminaling Agreements. The Company has not recorded any liability as a result of the guarantee, as the Company believes the likelihood of having to make any payments under the guarantee is remote.

NOTE 25.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU amends Topic 740 Income Taxes, which will eliminate certain exceptions in accounting for income taxes, improves consistency in application and clarifies existing guidance. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

NOTE 26.    GUARANTOR FINANCIAL INFORMATION

The Company's 5.25% Notes and 3.625% Notes (see Note 10) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling Global Holdings Inc., EV Acquisition LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial statements present condensed consolidating financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of December 28, 2019 and December 29, 2018, and the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income/(loss) and the condensed consolidating statements of cash flows for the years ended December 28, 2019, December 29, 2018 and December 30, 2017. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of December 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$551	$26	$72,358	$—	$72,935
Restricted cash	103	—	7	—	110
Accounts receivable, net	51,097	702,945	518,614	(866,318)	406,338
Inventories	26,893	86,609	249,455	—	362,957
Income taxes refundable	1,106	—	2,211	—	3,317
Prepaid expenses	20,888	2,241	23,470	—	46,599
Other current assets	5,399	(2,326)	40,872	(18,913)	25,032
Total current assets	106,037	789,495	906,987	(885,231)	917,288
Investment in subsidiaries	5,365,956	1,366,635	844,043	(7,576,634)	—
Property, plant and equipment, net	434,237	524,577	843,597	—	1,802,411
Intangible assets, net	44,404	170,581	311,409	—	526,394
Goodwill	49,902	490,748	682,641	—	1,223,291
Investment in unconsolidated subsidiaries	—	—	689,354	—	689,354
Operating lease right-of-use asset	74,005	31,243	19,478	—	124,726
Other assets	35,456	134	61,974	(50,164)	47,400
Deferred income taxes	—	—	14,394	—	14,394
	$6,109,997	$3,373,413	$4,373,877	$(8,512,029)	$5,345,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$40,916	$10	$68,983	$(18,913)	$90,996
Accounts payable	893,490	29,535	182,484	(866,257)	239,252
Income taxes payable	(10)	—	8,905	—	8,895
Current operating lease liability	20,454	10,510	6,841	—	37,805
Accrued expenses	116,758	32,861	161,833	(61)	311,391
Total current liabilities	1,071,608	72,916	429,046	(885,231)	688,339
Long-term debt, net of current portion	1,040,974	30	567,589	(50,164)	1,558,429
Long-term operating lease liability	58,970	20,281	12,173	—	91,424
Other noncurrent liabilities	80,409	—	35,376	—	115,785
Deferred income taxes	122,109	—	125,822	—	247,931
Total liabilities	2,374,070	93,227	1,170,006	(935,395)	2,701,908
Total stockholders' equity	3,735,927	3,280,186	3,203,871	(7,576,634)	2,643,350
	$6,109,997	$3,373,413	$4,373,877	$(8,512,029)	$5,345,258

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$995	$32	$106,235	$—	$107,262
Restricted cash	103	—	4	—	107
Accounts receivable, net	56,113	619,628	461,005	(751,009)	385,737
Inventories	23,752	83,261	234,015	—	341,028
Income taxes refundable	2,851	—	3,611	—	6,462
Prepaid expenses	12,890	2,936	19,421	—	35,247
Other current assets	2,680	(1,418)	20,837	—	22,099
Total current assets	99,384	704,439	845,128	(751,009)	897,942
Investment in subsidiaries	4,880,193	1,366,126	844,044	(7,090,363)	—
Property, plant and equipment, net	375,824	503,130	808,904	—	1,687,858
Intangible assets, net	50,132	200,936	344,794	—	595,862
Goodwill	49,506	490,748	688,905	—	1,229,159
Investment in unconsolidated subsidiary	13,969	—	396,208	—	410,177
Other assets	39,395	138	13,842	—	53,375
Deferred income taxes	—	—	14,981	—	14,981
	$5,508,403	$3,265,517	$3,956,806	$(7,841,372)	$4,889,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$3,558	$5	$3,929	$—	$7,492
Accounts payable	783,406	24,388	162,678	(750,993)	219,479
Income tax payable	(10)	—	4,053	—	4,043
Accrued expenses	107,572	33,387	168,541	(16)	309,484
Total current liabilities	894,526	57,780	339,201	(751,009)	540,498
Long-term debt, net of current portion	1,019,130	18	647,792	—	1,666,940
Other noncurrent liabilities	78,589	—	36,443	—	115,032
Deferred income taxes	95,710	—	135,353	—	231,063
Total liabilities	2,087,955	57,798	1,158,789	(751,009)	2,553,533
Total stockholders' equity	3,420,448	3,207,719	2,798,017	(7,090,363)	2,335,821
	$5,508,403	$3,265,517	$3,956,806	$(7,841,372)	$4,889,354

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$652,708	$1,305,464	$1,637,861	$(232,128)	$3,363,905
Cost and expenses:
Cost of sales and operating expenses	515,286	1,078,247	1,227,680	(232,128)	2,589,085
Loss (gain) on sale of assets	(403)	(7,356)	(12,823)	—	(20,582)
Selling, general and administrative expenses	187,851	43,855	126,817	—	358,523
Depreciation and amortization	61,777	104,247	159,486	—	325,510
Total costs and expenses	764,511	1,218,993	1,501,160	(232,128)	3,252,536
Equity in net income of Diamond Green Diesel	—	—	364,452	—	364,452
Operating income/(loss)	(111,803)	86,471	501,153	—	475,821

Interest expense	(56,240)	(167)	(22,267)	—	(78,674)
Debt extinguishment costs	(12,126)	—	—	—	(12,126)
Foreign currency gains/(losses)	(306)	4	(1,009)	—	(1,311)
Gain on disposal of subsidiaries	—	—	2,967	—	2,967
Other income/(expense), net	(5,828)	(880)	37	—	(6,671)
Equity in net income/(loss) of other unconsolidated subsidiaries	(2,425)	—	2,853	—	428
Earnings in investments in subsidiaries	471,827	—	—	(471,827)	—
Income/(loss) from operations before taxes	283,099	85,428	483,734	(471,827)	380,434
Income taxes (benefit)	(29,501)	13,354	75,614	—	59,467
Net income attributable to noncontrolling interests	—	—	(8,367)	—	(8,367)
Net income/(loss) attributable to Darling	$312,600	$72,074	$399,753	$(471,827)	$312,600

Condensed Consolidating Statements of Operations
For the year ended December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$541,499	$1,338,376	$1,738,427	$(230,576)	$3,387,726
Cost and expenses:
Cost of sales and operating expenses	422,028	1,080,420	1,374,502	(230,576)	2,646,374
Loss (gain) on sale of assets	(86)	(184)	979	—	709
Selling, general and administrative expenses	149,715	46,199	113,350	—	309,264
Restructuring and impairment charges	—	—	14,965	—	14,965
Depreciation and amortization	48,941	107,581	164,670	—	321,192
Total costs and expenses	620,598	1,234,016	1,668,466	(230,576)	3,292,504
Equity in net income of Diamond Green Diesel	—	—	159,779	—	159,779
Operating income/(loss)	(79,099)	104,360	229,740	—	255,001

Interest expense	(56,832)	7,397	(36,994)	—	(86,429)
Debt extinguishment costs	(15,635)	—	(7,874)	—	(23,509)
Foreign currency gains/(losses)	(431)	(103)	(5,897)	—	(6,431)
Gain/(loss) on sale of subsidiaries	(15,583)	—	3,038	—	(12,545)
Other income/(expense), net	(18,487)	(1,019)	11,944	—	(7,562)
Equity in net income/(loss) of unconsolidated subsidiaries	(2,622)	—	2,072	—	(550)
Earnings in investments in subsidiaries	270,943	—	—	(270,943)	—
Income/(loss) from operations before taxes	82,254	110,635	196,029	(270,943)	117,975
Income taxes (benefit)	(19,242)	11,282	19,991	—	12,031
Net income attributable to noncontrolling interests	—	—	(4,448)	—	(4,448)
Net income/(loss) attributable to Darling	$101,496	$99,353	$171,590	$(270,943)	$101,496

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations
For the year ended December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$545,699	$1,464,920	$1,893,304	$(241,672)	$3,662,251
Cost and expenses:
Cost of sales and operating expenses	429,983	1,198,528	1,488,841	(241,672)	2,875,680
Loss (gain) on sale of assets	(302)	(257)	322	—	(237)
Selling, general and administrative expenses	150,880	55,053	137,569	—	343,502
Depreciation and amortization	42,366	106,406	153,328	—	302,100
Total costs and expenses	622,927	1,359,730	1,780,060	(241,672)	3,521,045
Equity in net income of Diamond Green Diesel	—	—	28,239	—	28,239
Operating income/(loss)	(77,228)	105,190	141,483	—	169,445

Interest expense	(55,336)	15,818	(49,408)	—	(88,926)
Foreign currency gains/(losses)	(234)	114	(6,778)	—	(6,898)
Loss on sale of subsidiaries	—	—	(885)	—	(885)
Other income/(expense), net	(14,651)	37	5,813	—	(8,801)
Equity in net income/(loss) of unconsolidated subsidiary	(1,847)	—	2,112	—	265
Earnings in investments in subsidiaries	438,580	—	—	(438,580)	—
Income/(loss) from operations before taxes	289,284	121,159	92,337	(438,580)	64,200
Income taxes (benefit)	160,816	(130,508)	(99,462)	—	(69,154)
Net income attributable to noncontrolling interests	—	—	(4,886)	—	(4,886)
Net income/(loss) attributable to Darling	$128,468	$251,667	$186,913	$(438,580)	$128,468

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended December 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$320,967	$72,074	$399,753	$(471,827)	$320,967
Other comprehensive income/(loss), net of tax:
Foreign currency translation	837	—	(12,771)	—	(11,934)
Pension adjustments	4,287	—	(2,752)	—	1,535
Corn option derivative adjustments	278	—	—	—	278
Heating oil derivative adjustments	—	—	(3,141)	—	(3,141)
Foreign exchange derivative adjustments	—	—	(3,723)	—	(3,723)
Total other comprehensive income/(loss), net of tax	5,402	—	(22,387)	—	(16,985)
Total comprehensive income/(loss)	326,369	72,074	377,366	(471,827)	303,982
Comprehensive income attributable to noncontrolling interests	—	—	8,690	—	$8,690
Comprehensive income/(loss) attributable to Darling	$326,369	$72,074	$368,676	$(471,827)	$295,292

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$105,944	$99,353	$171,590	$(270,943)	$105,944
Other comprehensive income/(loss), net of tax:
Foreign currency translation	1,724	(53,387)	(35,811)	—	(87,474)
Pension adjustments	(4,184)	—	1,454	—	(2,730)
Natural gas swap derivative adjustments	23	—	—	—	23
Corn option derivative adjustments	(1,687)	—	—	—	(1,687)
Foreign exchange derivative adjustments	—	—	1,081	—	1,081
Total other comprehensive income, net of tax	(4,124)	(53,387)	(33,276)	—	(90,787)
Total comprehensive income/(loss)	$101,820	$45,966	$138,314	$(270,943)	$15,157
Comprehensive income attributable to noncontrolling interests	—	—	3,894	—	3,894
Comprehensive income/(loss) attributable to Darling	$101,820	$45,966	$134,420	$(270,943)	$11,263

Condensed Consolidating Statements of Comprehensive Income/(Loss)
For the year ended December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income	$133,354	$251,667	$186,913	$(438,580)	$133,354
Other comprehensive income/(loss), net of tax:
Foreign currency translation	—	—	121,810	—	121,810
Pension adjustments	4,797	—	1,032	—	5,829
Natural gas swap derivative adjustments	(18)	—	—	—	(18)
Corn option derivative adjustments	(1,078)	—	—	—	(1,078)
Total other comprehensive income/(loss), net of tax	3,701	—	122,842	—	126,543
Total comprehensive income/(loss)	$137,055	$251,667	$309,755	$(438,580)	$259,897
Comprehensive income attributable to noncontrolling interests	—	—	947	—	947
Comprehensive income/(loss) attributable to Darling	$137,055	$251,667	$308,808	$(438,580)	$258,950

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$320,967	$72,074	$399,753	$(471,827)	$320,967
Earnings in investments in subsidiaries	(471,827)	—	—	471,827	—
Other operating cash flows	244,255	5,020	(207,621)	—	41,654
Net cash provided by operating activities	93,395	77,094	192,132	—	362,621

Cash flows from investing activities:
Capital expenditures	(113,632)	(94,659)	(151,207)	—	(359,498)
Acquisitions, net of cash acquired	(1,157)	—	(274)	—	(1,431)
Investment in subsidiaries and affiliates	(2,393)	(393)	—	786	(2,000)
Proceeds from sale of investment in subsidiary	—	—	3,671	—	3,671
Note receivable from affiliates	50,164	—	(50,164)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	1,034	12,459	4,742	—	18,235
Proceeds from insurance settlements	1,493	5,107	—	—	6,600
Payments related to routes and other intangibles	(131)	—	(3,520)	—	(3,651)
Net cash provide/(used) in investing activities	(64,622)	(77,486)	(196,752)	786	(338,074)

Cash flows from financing activities:
Proceeds from long-term debt	500,000	—	17,606	—	517,606
Payments on long-term debt	(545,872)	(7)	(35,284)	—	(581,163)
Borrowings from revolving credit facility	281,000	—	188,227	—	469,227
Payments on revolving credit facility	(242,000)	—	(219,669)	—	(461,669)
Net overdraft financing	8,358	—	30,009	—	38,367
Deferred loan costs	(7,027)	—	—	—	(7,027)
Issuance of common stock	39	—	—	—	39
Repurchase of common stock	(19,260)	—	—	—	(19,260)
Contributions from parent	—	393	393	(786)	—
Minimum withholding taxes paid on stock awards	(4,455)	—	(17)	—	(4,472)
Distributions to noncontrolling interests	—	—	(6,533)	—	(6,533)
Net cash provided/(used) in financing activities	(29,217)	386	(25,268)	(786)	(54,885)

Effect of exchange rate changes on cash and cash equivalent	—	—	(3,986)	—	(3,986)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(444)	(6)	(33,874)	—	(34,324)
Cash, cash equivalents and restricted cash at beginning of year	1,098	32	106,239	—	107,369
Cash, cash equivalents and restricted cash at end of year	$654	$26	$72,365	$—	$73,045

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 29, 2018
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$105,944	$99,353	$171,590	$(270,943)	$105,944
Earnings in investments in subsidiaries	(270,943)	—	—	270,943	—
Other operating cash flows	323,903	(81,561)	50,329	—	292,671
Net cash provided by operating activities	158,904	17,792	221,919	—	398,615

Cash flows from investing activities:
Capital expenditures	(115,004)	(90,402)	(116,490)	—	(321,896)
Acquisitions, net of cash acquired	(100,500)	—	(7,227)	—	(107,727)
Investment in subsidiaries and affiliates	(12,250)	(198,880)	—	198,880	(12,250)
Proceeds from sale of investment in subsidiary	79,955	—	2,805	—	82,760
Note receivable from affiliates	—	266,880	(266,880)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,125	1,146	16,057	—	19,328
Proceeds from insurance settlements	750	503	—	—	1,253
Payments related to routes and other intangibles	(299)	—	(3,584)	—	(3,883)
Net cash provided/(used) in investing activities	(145,223)	(20,753)	(375,319)	198,880	(342,415)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	624,620	—	624,620
Payments on long-term debt	(15,116)	—	(671,512)	—	(686,628)
Borrowings from revolving credit facility	351,000	—	192,898	—	543,898
Payments on revolving credit facility	(351,000)	—	(159,974)	—	(510,974)
Net overdraft financing	3,558	—	(98)	—	3,460
Deferred loan costs	(824)	—	(8,844)	—	(9,668)
Issuances of common stock	182	—	—	—	182
Contributions from parent	—	—	198,880	(198,880)	—
Minimum withholding taxes paid on stock awards	(2,210)	—	(5)	—	(2,215)
Distributions to noncontrolling interest	—	—	(10,257)	—	(10,257)
Net cash provided/(used) in financing activities	(14,410)	—	165,708	(198,880)	(47,582)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8,165)	—	(8,165)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(729)	(2,961)	4,143	—	453
Cash, cash equivalents and restricted cash at beginning of year	1,827	2,993	102,096	—	106,916
Cash, cash equivalents and restricted cash at end of year	$1,098	$32	$106,239	$—	$107,369

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 30, 2017
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$133,354	$251,667	$186,913	$(438,580)	$133,354
Earnings in investments in subsidiaries	(438,580)	—	—	438,580	—
Other operating cash flows	489,302	(240,494)	28,274	—	277,082
Net cash provided/(used) by operating activities	184,076	11,173	215,187	—	410,436

Cash flows from investing activities:
Capital expenditures	(83,520)	(74,384)	(116,264)	—	(274,168)
Acquisitions, net of cash acquired	—	(12,144)	—	—	(12,144)
Investment in subsidiaries and affiliates	(6,309)	(13,386)	—	14,945	(4,750)
Note receivable from affiliates	—	82,000	(82,000)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	2,577	3,980	1,533	—	8,090
Proceeds from insurance settlements	—	—	6,054	—	6,054
Payments related to routes and other intangibles	(7,135)	—	—	—	(7,135)
Net cash provided/(used) in investing activities	(94,387)	(13,934)	(190,677)	14,945	(284,053)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	33,401	—	33,401
Payments on long-term debt	(79,706)	—	(69,917)	—	(149,623)
Borrowing from revolving credit facility	170,000	—	29,495	—	199,495
Payments on revolving credit facility	(170,000)	—	(34,935)	—	(204,935)
Net overdraft financing	—	—	(714)	—	(714)
Deferred loan costs	(6,717)	—	—	—	(6,717)
Issuances of common stock	22	—	—	—	22
Contributions from parent	—	—	14,945	(14,945)	—
Minimum withholding taxes paid on stock awards	(3,034)	—	(15)	—	(3,049)
Deductions to noncontrolling interest	—	—	(17,451)	—	(17,451)
Distributions to noncontrolling interests	—	—	(5,281)	—	(5,281)
Net cash provided/(used) in financing activities	(89,435)	—	(50,472)	(14,945)	(154,852)

Effect of exchange rate changes on cash and cash equivalents	—	—	20,528	—	20,528
Net increase/(decrease) in cash, cash equivalents and restricted cash	254	(2,761)	(5,434)	—	(7,941)
Cash, cash equivalents and restricted cash at beginning of year	1,573	5,754	107,530	—	114,857
Cash, cash equivalents and restricted cash at end of year	$1,827	$2,993	$102,096	$—	$106,916

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2019. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 28, 2019.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,”  “Our Management - Executive Officers and Directors,” “Delinquent Section 16 (a) Reports” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2020 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2019, and such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2020 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2019, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 28, 2019, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company's security holders, and (ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•	the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;

•	the weighted-average exercise price of the outstanding options and granted non-vested stock; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,110,844	(1)	$14.04	12,522,616
Equity compensation plans not approved by security holders	–		–	–
Total	6,110,844		$14.04	12,522,616

(1)
Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2004 Omnibus Incentive Plan, 2012 Omnibus Incentive Plan and 2017 Omnibus Incentive Plan, each as approved by the Company’s stockholders.  See Note 13 of Notes to Consolidated Financial Statements for information regarding the material features of the 2017 Omnibus Incentive Plan.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2019, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,”  “Corporate Governance – Code of Business Conduct” and “Corporate Governance - Independent Directors” included in the Company's definitive Proxy Statement relating to the 2020 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2019, and such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2020 annual meeting of stockholders, which will be filed no later than 120 days after December 28 2019, and such information is incorporated herein by reference.

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

4.3
Senior Notes Indenture, dated as of April 3, 2019, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Regions Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 3, 2019 and incorporated herein by reference).

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

10.9
Second Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2019, by and among Diamond Green Diesel Holdings LLC, Darling Green Energy LLC and Diamond Alternative Energy, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2019 and incorporated herein by reference).

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

10.13 *	Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2005 and incorporated herein by reference).

10.14 *	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2007 and incorporated herein by reference).

10.15 *	Amendment to Darling International Inc. 2004 Omnibus Incentive Plan (filed as Exhibit 10.15 to the Company's Current Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.16 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.17 *	Amendment to Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.17 to the Company's Current Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.18 *	Darling Ingredients Inc. 2017 Omnibus Incentive Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed May 9, 2017 and incorporated herein by reference).

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

10.34 *
Employment Agreement, dated February 9, 2016, between Darling International Netherlands BV and Jos Vervoort (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 8, 2019 and incorporated herein by reference).

10.35 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.36 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.37 *
Form of Third Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 13, 2010 and incorporated herein by reference).

10.38 *
Amended and Restated Senior Executive Termination Benefits Agreement, dated effective as of January 1, 2018, between Darling Ingredients Inc. and John O. Muse (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.39 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2019 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018; (ii) Consolidated Statements of Operations for the years ended December 28, 2019, December 29, 2018 and December 30, 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2019, December 29, 2018 and December 30, 2017; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2019, December 29, 2018 and December 30, 2017; (v) Consolidated Statements of Cash Flows for the years ended December 28, 2019, December 29, 2018 and December 30, 2017; (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formated as Inline XBRL and contained in Exhibit 101).

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 25, 2020

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 25, 2020
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Brad Phillips	Chief Financial Officer	February 25, 2020
Brad Phillips	(Principal Financial Officer)

/s/ Brenda Snell	Chief Accounting Officer	February 25, 2020
Brenda Snell	(Principal Accounting Officer)

/s/ Charles Adair	Director	February 25, 2020
Charles Adair

/s/ D. Eugene Ewing	Director	February 25, 2020
D. Eugene Ewing

/s/ Linda Goodspeed	Director	February 25, 2020
Linda Goodspeed

/s/ Dirk Kloosterboer	Director	February 25, 2020
Dirk Kloosterboer

/s/ Mary R. Korby	Director	February 25, 2020
Mary R. Korby

/s/ Cynthia Pharr Lee	Director	February 25, 2020
Cynthia Pharr Lee

/s/ Charles Macaluso	Director	February 25, 2020
Charles Macaluso

/s/ Gary W. Mize	Director	February 25, 2020
Gary W. Mize

/s/ Michael E. Rescoe	Director	February 25, 2020
Michael E. Rescoe

/s/ Nicole M. Ringenberg	Director	February 25, 2020
Nicole M. Ringenberg