Form 10-Q
period 2020-03-28
DARLING INGREDIENTS INC.
filed 2020-05-06
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 28, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 161,857,964 shares of common stock, $0.01 par value, outstanding at April 30, 2020.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2020

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 28, 2020 and December 28, 2019
(in thousands, except share data)

	March 28, 2020	December 28, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$76,339	$72,935
Restricted cash	106	110
Accounts receivable, less allowance for bad debts of $9,606 at March 28, 2020 and $8,802 at December 28, 2019	397,700	406,338
Inventories	381,432	362,957
Prepaid expenses	45,107	46,599
Income taxes refundable	3,106	3,317
Other current assets	26,270	25,032
Total current assets	930,060	917,288
Property, plant and equipment, less accumulated depreciation of $1,480,244 at March 28, 2020 and $1,438,388 at December 28, 2019	1,764,120	1,802,411
Intangible assets, less accumulated amortization of $485,655 at March 28, 2020 and $482,442 at December 28, 2019	497,779	526,394
Goodwill	1,202,592	1,223,291
Investment in unconsolidated subsidiaries	802,184	689,354
Operating lease right-of-use assets	123,859	124,726
Other assets	42,653	47,400
Deferred income taxes	14,532	14,394
	$5,377,779	$5,345,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$86,397	$90,996
Accounts payable, principally trade	211,596	239,252
Income taxes payable	8,593	8,895
Current operating lease liabilities	37,472	37,805
Accrued expenses	307,688	311,391
Total current liabilities	651,746	688,339
Long-term debt, net of current portion	1,664,858	1,558,429
Long-term operating lease liabilities	91,250	91,424
Other non-current liabilities	111,145	115,785
Deferred income taxes	250,338	247,931
Total liabilities	2,769,337	2,701,908
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 169,076,043 and 168,620,314 shares issued at March 28, 2020 and at December 28, 2019, respectively	1,691	1,686
Additional paid-in capital	1,575,854	1,560,897
Treasury stock, at cost; 7,218,079 and 4,845,203 shares at March 28, 2020 and at December 28, 2019, respectively	(135,104)	(75,022)
Accumulated other comprehensive loss	(384,491)	(321,847)
Retained earnings	1,485,615	1,400,105
Total Darling's stockholders’ equity	2,543,565	2,565,819
Noncontrolling interests	64,877	77,531
Total stockholders' equity	$2,608,442	$2,643,350
	$5,377,779	$5,345,258
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 28, 2020 and March 30, 2019
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$852,842	$835,104
Costs and expenses:
Cost of sales and operating expenses	646,908	650,913
Loss/(gain) on sale of assets	61	(4,250)
Selling, general and administrative expenses	96,193	85,003
Depreciation and amortization	84,671	79,164
Total costs and expenses	827,833	810,830
Equity in net income of Diamond Green Diesel	97,820	24,277
Operating income	122,829	48,551

Other expense:
Interest expense	(19,090)	(19,876)
Foreign currency gain/(loss)	1,664	(732)
Other expense, net	(1,881)	(2,525)
Total other expense	(19,307)	(23,133)

Equity in net income/(loss) of other unconsolidated subsidiaries	869	(504)
Income before income taxes	104,391	24,914

Income tax expense	18,300	5,274

Net income	86,091	19,640

Net income attributable to noncontrolling interests	(581)	(1,628)

Net income attributable to Darling	$85,510	$18,012

Basic income per share	$0.52	$0.11
Diluted income per share	$0.51	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three months ended March 28, 2020 and March 30, 2019
(in thousands)
(unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$86,091	$19,640
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(65,236)	(4,886)
Pension adjustments	648	858
Corn option derivative adjustments	136	—
Heating oil derivative adjustments	10,870	—
Foreign exchange derivative adjustments	(9,151)	(1,937)
Total other comprehensive loss, net of tax	(62,733)	(5,965)
Total comprehensive income	$23,358	$13,675
Comprehensive income attributable to noncontrolling interests	492	3,387
Comprehensive income attributable to Darling	$22,866	$10,288

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)
Three months ended March 28, 2020 and March 30, 2019
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 28, 2019	163,775,111	$1,686	$1,560,897	$(75,022)	$(321,847)	$1,400,105	$2,565,819	$77,531	$2,643,350
Net income	—	—	—	—	—	85,510	85,510	581	86,091
Deductions to noncontrolling interests	—	—	3,271	—	—	—	3,271	(13,146)	(9,875)
Pension liability adjustments, net of tax	—	—	—	—	648	—	648	—	648
Heating oil derivative adjustment, net of tax	—	—	—	—	10,870	—	10,870	—	10,870
Corn option derivative adjustment, net of tax	—	—	—	—	136	—	136	—	136
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Foreign currency translation adjustments	—	—	—	—	(65,147)	—	(65,147)	(89)	(65,236)
Issuance of non-vested stock	8,000	—	40	—	—	—	40	—	40
Stock-based compensation	—	—	10,778	—	—	—	10,778	—	10,778
Treasury stock	(2,372,876)	—	—	(60,082)	—	—	(60,082)	—	(60,082)
Issuance of common stock	447,729	5	868	—	—	—	873	—	873
Balances at March 28, 2020	161,857,964	$1,691	$1,575,854	$(135,104)	$(384,491)	$1,485,615	$2,543,565	$64,877	$2,608,442

	Common Stock
	Number of Outstanding Shares	$.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 29, 2018	164,660,598	$1,681	$1,536,157	$(47,756)	$(304,539)	$1,087,505	$2,273,048	$62,773	$2,335,821
Net income	—	—	—	—	—	18,012	18,012	1,628	19,640
Pension liability adjustments, net of tax	—	—	—	—	858	—	858	—	858
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(1,937)	—	(1,937)	—	(1,937)
Foreign currency translation adjustments	—	—	—	—	(6,645)	—	(6,645)	1,759	(4,886)
Stock-based compensation	—	—	10,403	—	—	—	10,403	—	10,403
Treasury stock	(223,294)	—	—	(5,089)	—	—	(5,089)	—	(5,089)
Issuance of common stock	311,502	3	1,886	—	—	—	1,889	—	1,889
Balances at March 30, 2019	164,748,806	$1,684	$1,548,446	$(52,845)	$(312,263)	$1,105,517	$2,290,539	$66,160	$2,356,699

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 28, 2020 and March 30, 2019
(in thousands)
(unaudited)

	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net Income	$86,091	$19,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,671	79,164
Loss (gain) on disposal of property, plant, equipment and other assets	61	(4,250)
Gain on insurance proceeds from insurance settlements	—	(845)
Deferred taxes	6,377	(2,901)
Increase (decrease) in long-term pension liability	(264)	646
Stock-based compensation expense	10,818	10,327
Write-off deferred loan costs	—	27
Deferred loan cost amortization	1,416	1,574
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(98,689)	(23,773)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	487	11,692
Income taxes refundable/payable	348	7,270
Inventories and prepaid expenses	(24,999)	(5,063)
Accounts payable and accrued expenses	(16,790)	(43,016)
Other	(14,981)	(1,891)
Net cash provided by operating activities	34,546	48,601
Cash flows from investing activities:
Capital expenditures	(61,599)	(84,269)
Acquisitions, net of cash acquired	—	(1,431)
Gross proceeds from disposal of property, plant and equipment and other assets	379	7,868
Proceeds from insurance settlement	—	845
Payments related to routes and other intangibles	(3,416)	(2,778)
Net cash used by investing activities	(64,636)	(79,765)
Cash flows from financing activities:
Proceeds from long-term debt	8,264	2,138
Payments on long-term debt	(8,638)	(10,974)
Borrowings from revolving credit facility	219,933	156,829
Payments on revolving credit facility	(100,782)	(138,147)
Net cash overdraft financing	(9,594)	14,525
Issuance of common stock	67	12
Repurchase of common stock	(55,044)	—
Minimum withholding taxes paid on stock awards	(4,328)	(3,190)
Acquisition of noncontrolling interest	(8,784)	—
Distributions to noncontrolling interests	(688)	—
Net cash provided by financing activities	40,406	21,193
Effect of exchange rate changes on cash	(6,916)	(1,575)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,400	(11,546)
Cash, cash equivalents and restricted cash at beginning of period	73,045	107,369
Cash, cash equivalents and restricted cash at end of period	$76,445	$95,823
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(1,630)	$(8,623)
Cash paid during the period for:
Interest, net of capitalized interest	$5,863	$21,602
Income taxes, net of refunds	$11,453	$2,894
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$9,121	$4,794
Non-cash financing activities
Debt issued for assets	$21	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 28, 2020
(unaudited)

(1)	General

The accompanying consolidated financial statements for the three month periods ended March 28, 2020 and March 30, 2019, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2019.

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

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of March 28, 2020, and include the 13 weeks ended March 28, 2020, and the 13 weeks ended March 30, 2019.

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

Restricted cash represents amounts required to be set aside to cover self-insurance claims and collateral for environmental claims. The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows (in thousands):

	March 28, 2020	December 29, 2018
Cash and cash equivalents	$76,339	$72,935
Restricted cash	106	110
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flow	$76,445	$73,045

(d)	Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience adjusted for differences in asset-specific risk characteristic, current economic conditions, and forecasts of future economic conditions.  If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required.

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the three months ended March 28, 2020 and March 30, 2019, the Company sold approximately $84.5 million and $32.5 million of its trade receivables and incurred approximately $0.4 million and $0.2 million in fees, which are recorded as interest expense, respectively.

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

(f)	Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency translation losses of approximately $65.1 million and $6.6 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

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

(h)	Use of Estimates

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

Many of the initial economic effects of the early stages of the global coronavirus disease (“COVID-19”) outbreak and the government-imposed movement and work restrictions designed to slow the pace of the outbreak occurred in the last month of the first quarter. The Company has not observed any impairments of the Company's assets or a significant change in the fair value of assets in the first quarter due to the COVID-19 pandemic.

(i)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation including reclassification of the Company's investment equity in net income of Diamond Green Diesel to operating income. See Note 3 for further discussion.

(j)	Earnings Per Share

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		March 28, 2020			March 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$85,510	163,474	$0.52	$18,012	164,855	$0.11
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		6,749			6,127
Less: Pro forma treasury shares		(2,296)			(2,322)
Diluted:
Net income attributable to Darling	$85,510	167,927	$0.51	$18,012	168,660	$0.11

For the three months ended March 28, 2020 and March 30, 2019, respectively, 551,877 and 466,841 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended March 28, 2020 and March 30, 2019, respectively, 406,502 and 391,800 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

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

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	March 31, 2020	December 31, 2019
Assets:
Total current assets	$821,602	$668,026
Property, plant and equipment, net	779,961	713,489
Other assets	30,446	30,710
Total assets	$1,632,009	$1,412,225
Liabilities and members' equity:
Total current portion of long term debt	$496	$341
Total other current liabilities	70,758	75,802
Total long term debt	8,936	8,742
Total other long term liabilities	4,273	4,422
Total members' equity	1,547,546	1,322,918
Total liabilities and members' equity	$1,632,009	$1,412,225

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Revenues:
Operating revenues	$358,615	$302,718
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	151,347	243,063
Depreciation, amortization and accretion expense	11,774	11,418
Total costs and expenses	163,121	254,481
Operating income	195,494	48,237
Other income	461	641
Interest and debt expense, net	(315)	(324)
Net income	$195,640	$48,554

As of March 28, 2020 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $773.8 million on the consolidated balance sheet. The Company has recorded an equity in net income of approximately $97.8 million and $24.3 million for the three months ended March 28, 2020 and March 30, 2019, respectively. In December 2019, the blender tax credits for calendar year 2018 and 2019 were retrospectively approved by the U.S. Congress. In addition, blenders tax credits were extended for calendar years 2020, 2021 and 2022. For the three months ended March 31, 2019, the DGD Joint Venture results do not include any blenders tax credits, while in the three months of fiscal 2020, the DGD Joint Venture recorded approximately $80.0 million of blenders tax credits. In the three months ended March 28, 2020, the Company received no dividend distributions from the DGD Joint Venture. In April 2020, the DGD Joint Venture made dividend distributions to each partner in the amount of approximately $125.0 million.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)	Acquisitions and Dispositions

In December 2019, the Company began to consolidate EnviroFlight, LLC due to a loan issued by the Company, which    resulted in more control by the Company based on variable interest entity literature. In January 2020, the Company acquired the other 50% minority interest in EnviroFlight, LLC from the other joint venture partner for approximately $8.8 million, along with the purchase of intellectual property of approximately $3.4 million for a total of approximately $12.2 million, thereby increasing the Company's ownership interest in EnviroFlight, LLC to 100%.

(5)	Inventories

A summary of inventories follows (in thousands):

	March 28, 2020	December 28, 2019
Finished product	$215,422	$199,799
Work in process	87,291	81,841
Raw material	38,416	41,964
Supplies and other	40,303	39,353
	$381,432	$362,957

(6)	Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	March 28, 2020	December 28, 2019
Indefinite Lived Intangible Assets
Trade names	$52,407	$52,733
	52,407	52,733
Finite Lived Intangible Assets:
Routes	363,150	382,263
Permits	475,266	483,593
Non-compete agreements	3,036	3,840
Trade names	65,670	65,670
Royalty, consulting, land use rights and leasehold	23,905	20,737
	931,027	956,103
Accumulated Amortization:
Routes	(166,126)	(169,050)
Permits	(277,136)	(272,213)
Non-compete agreements	(2,441)	(3,111)
Trade names	(34,528)	(32,890)
Royalty, consulting, land use rights and leasehold	(5,424)	(5,178)
	(485,655)	(482,442)
Total Intangible assets, less accumulated amortization	$497,779	$526,394

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2020 as a result of approximately $5.5 million of fully amortized asset retirements with the remainder of the decrease as a result of foreign currency translation. Amortization expense for the three months ended March 28, 2020 and March 30, 2019, was approximately $18.2 million and $18.4 million, respectively.

(7)	Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 28, 2019
Goodwill	$793,457	$329,654	$116,555	$1,239,666
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	777,543	329,193	116,555	1,223,291
Foreign currency translation	(14,675)	(2,811)	(3,213)	(20,699)
Balance at March 28, 2020
Goodwill	778,782	326,843	113,342	1,218,967
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	$762,868	$326,382	$113,342	$1,202,592

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 28, 2020	December 28, 2019
Compensation and benefits	$84,112	$107,324
Accrued ad valorem, and franchise taxes	25,614	30,231
Accrued operating expenses	62,678	67,194
Other accrued expense	135,284	106,642
	$307,688	$311,391

(9)	Leases

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

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating lease expense	$11,509	$12,317
Short-term lease costs	6,245	3,053
Total lease cost	$17,754	$15,370

Other information (in thousands, except lease terms and discount rates):

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement lease liabilities
Operating cash flows from operating leases	$12,456	$12,029

	March 28, 2020	December 28, 2019
Operating right-of-use assets, net	$123,859	$124,726

Operating lease liability, current	$37,472	$37,805
Operating lease liability, non-current	91,250	91,424
Total operating lease liabilities	$128,722	$129,229

Weighted average remaining lease term - operating leases	6.61 years	6.46 years
Weighted average discount rate - operating leases	4.53%	4.55%

Future annual minimum lease payments and capital lease commitments as of March 28, 2020 are as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2020 (excluding the three months ended March 28, 2020)	$37,556	$86
2021	34,526	16
2022	24,218	16
2023	19,628	10
2024	13,552	8
Thereafter	26,298	1
	$155,778	$137
Less amounts representing interest	$(27,056)	(7)
Lease obligations included in current and long-term liabilities	$128,722	$130

(10)	Debt

Debt consists of the following (in thousands):

	March 28, 2020	December 28, 2019
Amended Credit Agreement:
Revolving Credit Facility ($2.8 million denominated in CAD at March 28, 2020 and $11.0 million denominated in euro at March 28, 2020)	$157,848	$39,000
Term Loan B	495,000	495,000
Less unamortized deferred loan costs	(7,341)	(7,696)
Carrying value Term Loan B	487,659	487,304

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(6,310)	(6,494)
Carrying value 5.25% Senior Notes due 2027	493,690	493,506

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	566,861	574,096
Less unamortized deferred loan costs - Denominated in euro	(6,653)	(6,982)
Carrying value 3.625% Senior Notes due 2026	560,208	567,114

Other Notes and Obligations	51,850	62,501
	1,751,255	1,649,425
Less Current Maturities	86,397	90,996
	$1,664,858	$1,558,429

As of March 28, 2020, the Company had outstanding debt under a revolving credit facility denominated in Canadian dollars of CAD$4.0 million. See below for discussion relating to the Company's debt agreements. In addition, as of March 28, 2020, the Company had capital lease obligations denominated in Canadian dollars included in debt. The total Canadian dollar finance lease obligation was approximately CAD$0.1 million.

As of March 28, 2020, the Company had outstanding debt under a revolving credit facility denominated in euros of €10.0 million and outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at March 28, 2020, the Company had capital lease obligations denominated in euros included in debt. The total euro finance lease obligations was less than approximately €0.1 million.

As of March 28, 2020, the Company had other notes and obligations that consist of various overdraft facilities of approximately $32.2 million, a China working capital line of credit of approximately $19.1 million and other debt of approximately $0.6 million.

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

As of March 28, 2020, the Company had $35.0 million outstanding under the revolver at base rate plus a margin of 1.00% per annum for a total of 4.25% per annum and $109.0 million outstanding under the revolver at LIBOR plus a margin of 2.00% per annum for a total of 3.3616% per annum. The Company had $495.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 3.61% per annum. The Company had CAD$4.0 million outstanding under the revolver at CDOR plus a margin of 2.00% per annum for a total of 3.4891%. The Company had €10.0 million at LIBOR plus a margin of 2.00% per annum for a total of 2.00% per annum. As of March 28, 2020, the Company had availability of $795.9 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities and letters of credit issued of $3.6 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $10.1 million at March 28, 2020.

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

As of March 28, 2020, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

(11)	Income Taxes

The Company has provided income taxes for the three month periods ended March 28, 2020 and March 30, 2019, based on its estimate of the effective tax rate for the entire 2020 and 2019 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of March 28, 2020, the Company had $8.1 million of gross unrecognized tax benefits and $0.6 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $3.9 million, excluding interest and penalties. The possible change in unrecognized tax benefits relates to the resolution of an uncertain tax position upon the restructuring of certain subsidiaries.

On March 27, 2020, the CARES Act (the “Act”) was enacted in response to the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. The Company is evaluating the impact of the Act and changes to income tax laws and regulations in other jurisdictions and currently does not expect they will materially impact the Company.

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

In the first three months of fiscal 2020, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the three months ended March 28, 2020 and March 30, 2019 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Defined benefit pension plans
Amortization of prior service cost/(benefit)	$8	$9	$(2)	$(3)	$6	$6
Amortization of actuarial loss	854	1,146	(212)	(294)	642	852
Total defined benefit pension plans	862	1,155	(214)	(297)	648	858
Corn option derivatives
Loss/(gain) reclassified to net income	300	—	(75)	—	225	—
Gain/(loss) activity recognized in other comprehensive income/(loss)	(119)	—	30	—	(89)	—
Total corn option derivatives	181	—	(45)	—	136	—
Heating oil derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	14,494	—	(3,624)	—	10,870	—
Total heating oil derivatives	14,494	—	(3,624)	—	10,870	—
Foreign exchange derivatives
Loss/(gain) reclassified to net income	(412)	—	129	—	(283)	—
Gain/(loss) activity recognized in other comprehensive income/(loss)	(12,920)	(2,934)	4,052	997	(8,868)	(1,937)
Total foreign exchange derivatives	(13,332)	(2,934)	4,181	997	(9,151)	(1,937)

Foreign currency translation	(65,887)	(5,393)	651	507	(65,236)	(4,886)

Other comprehensive income/(loss)	$(63,682)	$(7,172)	$949	$1,207	$(62,733)	$(5,965)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three months ended March 28, 2020 and March 30, 2019 as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Statement of Operations Classification
Derivative instruments
Foreign exchange contracts	$412	$—	Net sales
Corn option derivatives	(300)	—	Cost of sales and operating expenses
	112	—	Total before tax
	(54)	—	Income taxes
	58	—	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(8)	$(9)	(a)
Amortization of actuarial loss	(854)	(1,146)	(a)
	(862)	(1,155)	Total before tax
	214	297	Income taxes
	(648)	(858)	Net of tax
Total reclassifications	$(590)	$(858)	Net of tax

(a)	These items are included in the computation of net periodic pension cost. See Note 14 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of March 28, 2020 as follows (in thousands):

	Three Months Ended March 28, 2020
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) December 28, 2019, attributable to Darling, net of tax	$(282,338)	$(5,505)	$(34,004)	$(321,847)
Other comprehensive loss before reclassifications	(65,236)	1,913	—	(63,323)
Amounts reclassified from accumulated other comprehensive loss	—	(58)	648	590
Net current-period other comprehensive income/(loss)	(65,236)	1,855	648	(62,733)
Noncontrolling interest	(89)	—	—	(89)
Accumulated Other Comprehensive loss March 28, 2020, attributable to Darling, net of tax	(347,485)	$(3,650)	$(33,356)	$(384,491)

(13)    Stockholders' Equity

Fiscal 2020 Long-Term Incentive Opportunity Awards (2020 LTIP). On January 6, 2020, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2020 LTIP pursuant to which they awarded certain of the Company's key employees, 550,934 stock options and 224,481 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The stock options vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on capital employed (“ROCE”), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2023, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase depending on the Company's ROCE relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies.

During the first quarter of fiscal 2020, the Company repurchased approximately $55.0 million of its common stock in the open market. As of March 28, 2020, the Company has approximately $125.8 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2020.

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

Net pension cost for the three months ended March 28, 2020 and March 30, 2019 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	March 28, 2020	March 30, 2019
Service cost	$755	$678
Interest cost	1,428	1,710
Expected return on plan assets	(2,039)	(1,819)
Amortization of prior service cost	8	9
Amortization of net loss	854	1,146
Net pension cost	$1,006	$1,724

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at March 28, 2020, the Company expects to contribute approximately $4.7 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 28, 2020 and March 30, 2019 of approximately $0.8 million and $0.9 million, respectively.

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

The Company has received notices of withdrawal liability from five U.S. multiemployer plans in which it participated. As of March 28, 2020, the Company has an aggregate accrued liability of approximately $5.5 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(15)	Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward and option contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At March 28, 2020, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2019 and fiscal 2020, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2021. At March 28, 2020 and December 28, 2019, the aggregate fair value of these corn option contracts was approximately $0.8 million and $0.4 million, respectively. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2019 and fiscal 2020, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At March 28, 2020 and December 28, 2019, the aggregate fair value of these foreign exchange contracts was approximately $10.4 million and $1.3 million, respectively. The March 28, 2020 amounts are included in other current assets, accrued expense and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The December 28, 2019 amounts are included in other current assets, accrued expense and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive gain.

As of March 28, 2020, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	38,179	Euro	8,100
Brazilian real	1,055,921	U.S. dollar	292,149
Euro	59,386	U.S. dollar	65,693
Euro	18,314	Polish zloty	80,500
Euro	8,992	Japanese yen	1,076,265
Euro	10,967	Chinese renminbi	84,048
Euro	16,514	Australian dollar	27,850
Euro	5,977	British pound	5,248
Polish zloty	24,133	Euro	5,264
British pound	37	Euro	40
British pound	108	U.S. dollar	126
Japanese yen	137,644	U.S. dollar	1,271
U.S. dollar	932	Japanese yen	103,000
U.S. dollar	49,766	Euro	45,000

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at March 28, 2020 into earnings over the next 12 months will be approximately $6.6 million. As of March 28, 2020, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three months ended March 28, 2020 and March 30, 2019 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	March 28, 2020	March 30, 2019

Foreign exchange	Foreign currency loss	$(1,295)	$1,871
Foreign exchange	Net sales	730	296
Foreign exchange	Cost of sales and operating expenses	(887)	(245)
Foreign exchange	Selling, general and administrative expense	5,724	873
Corn options and futures	Net sales	855	350
Corn options and futures	Cost of sales and operating expenses	(1,841)	(873)
Heating Oil swaps and options	Cost of sales and operating expenses	—	(506)
Total		$3,286	$1,766

At March 28, 2020, the Company had forward purchase agreements in place for purchases of approximately $36.2 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting because they qualify and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of March 28, 2020 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at March 28, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$5,712	$—	$5,712	$—
Total Assets	$5,712	$—	$5,712	$—

Liabilities:
Derivative instruments	$14,612	$—	$14,612	$—
5.25% Senior notes	470,000	—	470,000	—
3.625% Senior notes	513,122	—	513,122	—
Term loan B	482,625	—	482,625	—
Revolver debt	146,799	—	146,799	—
Total Liabilities	$1,627,158	$—	$1,627,158	$—

		Fair Value Measurements at December 28, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,140	$—	$4,140	$—
Total Assets	$4,140	$—	$4,140	$—

Liabilities:
Derivative instruments	$1,593	$—	$1,593	$—
5.25% Senior notes	531,850	—	531,850	—
3.625% Senior notes	605,327	—	605,327	—
Term loan B	497,475	—	497,475	—
Revolver debt	38,805	—	38,805	—
Total Liabilities	$1,675,050	$—	$1,675,050	$—

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

The fair value of the senior notes, term loan B and revolver debt is based on market quotation from third-party banks.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At March 28, 2020 and December 28, 2019, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $69.7 million and $70.5 million, respectively.  The Company has insurance recovery receivables of approximately $26.2 million as of March 28, 2020 and December 28, 2019, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and lays out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The EPA has already offered early cash out settlements to 20 of the other PRPs and has stated that other parties who did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”) may also be eligible for cash out settlements and conducted a settlement analysis using a third-party allocator. The Company participated in this allocation process as it asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the COCs. In November 2019, the Company received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the lower Passaic River area. The Company has accepted this settlement offer, which is now subject to the EPA's administrative approval process, which includes publication and a public comment period. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Passaic River. Furthermore, in the event the settlement with the EPA described above is consummated, it could preclude certain of the claims alleged by OCC against the Company. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

Environmental Enforcement Matter. In February 2020, the Company entered into a Joint Consent Order with the Office of the Attorney General of the State of New Jersey (the “New Jersey AG”) resolving all but the penalty portion of a suit filed by the New Jersey AG in the Superior Court of New Jersey, Essex County, Chancery Division, Docket No. C-188-19, in which the New Jersey AG sought injunctive relief and penalties related to various alleged violations relating to emissions from the Company’s Newark, New Jersey facility. We are currently working with the New Jersey AG to resolve the penalty portion of the claim, which may exceed $100,000. Even though we expect this matter will have no material effect on our financial position, results of operations or liquidity, we are reporting this proceeding to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 28, 2020
Net Sales	$512,625	$270,294	$69,923	$—	$852,842
Cost of sales and operating expenses	388,453	205,430	53,025	—	646,908
Gross Margin	124,172	64,864	16,898	—	205,934

Loss on sale of assets	50	2	9	—	61
Selling, general and administrative expense	53,947	25,476	1,654	15,116	96,193
Depreciation and amortization	53,521	20,305	8,092	2,753	84,671
Equity in net income of Diamond Green Diesel	—	—	97,820	—	97,820
Segment operating income/(loss)	16,654	19,081	104,963	(17,869)	122,829

Equity in net income of other unconsolidated subsidiaries	869	—	—	—	869
Segment income/(loss)	17,523	19,081	104,963	(17,869)	123,698

Total other expense					(19,307)
Income before income taxes					$104,391

Segment assets at March 28, 2020	$2,613,292	$1,314,436	$1,181,241	$268,810	$5,377,779

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 30, 2019
Net Sales	$495,819	$279,164	$60,121	$—	$835,104
Cost of sales and operating expenses	386,859	214,004	50,050	—	650,913
Gross Margin	108,960	65,160	10,071	—	184,191

Loss/(gain) on sale of assets	(4,391)	114	27	—	(4,250)
Selling, general and administrative expense	48,831	21,887	(754)	15,039	85,003
Depreciation and amortization	49,369	19,511	7,798	2,486	79,164
Equity in net income of Diamond Green Diesel	—	—	24,277	—	24,277
Segment operating income/(loss)	15,151	23,648	27,277	(17,525)	48,551

Equity in net loss of other unconsolidated subsidiaries	(504)	—	—	—	(504)
Segment income/(loss)	14,647	23,648	27,277	(17,525)	48,047

Total other expense					(23,133)
Income before income taxes					$24,914

Segment assets at December 28, 2019	$2,653,363	$1,345,526	$1,087,701	$258,668	$5,345,258

(19)	Revenue

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

The following tables presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended March 28, 2020 and March 30, 2019 (in thousands):

	Three Months Ended March 28, 2020
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$427,463	$46,415	$5,400	$479,278
Europe	80,443	158,587	64,523	303,553
China	2,423	39,956	—	42,379
South America	—	10,586	—	10,586
Other	2,296	14,750	—	17,046
Net sales	$512,625	$270,294	$69,923	$852,842

Major product types
Fats	$163,284	$33,476	$—	$196,760
Used cooking oil	47,608	—	—	47,608
Proteins	195,980	—	—	195,980
Bakery	47,101	—	—	47,101
Other rendering	47,164	—	—	47,164
Food ingredients	—	214,793	—	214,793
Bioenergy	—	—	64,523	64,523
Biofuels	—	—	5,400	5,400
Other	11,488	22,025	—	33,513
Net sales	$512,625	$270,294	$69,923	$852,842

	Three Months Ended March 30, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$410,237	$48,813	$5,710	$464,760
Europe	79,998	151,652	54,411	286,061
China	2,952	46,937	—	49,889
South America	—	12,669	—	12,669
Other	2,632	19,093	—	21,725
Net sales	$495,819	$279,164	$60,121	$835,104

Major product types
Fats	$144,876	$35,138	$—	$180,014
Used cooking oil	45,406	—	—	45,406
Proteins	205,813	—	—	205,813
Bakery	45,656	—	—	45,656
Other rendering	41,254	—	—	41,254
Food ingredients	—	221,908	—	221,908
Bioenergy	—	—	54,411	54,411
Biofuels	—	—	5,710	5,710
Other	12,814	22,118	—	34,932
Net sales	$495,819	$279,164	$60,121	$835,104

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2020 under these long-term supply contracts was approximately $7.5 million, with the remaining performance obligations to be recognized in future periods (generally 4 years) of approximately $273.2 million.

(20)	Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended March 28, 2020 and March 30, 2019, the Company has recorded sales to the DGD Joint Venture of approximately $62.1 million and $51.2 million, respectively. At March 28, 2020 and December 28, 2019, the Company has $12.9 million and $17.8 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $5.7 million and $5.9 million of additional sales for the three months ended March 28, 2020 and March 30, 2019, respectively to defer the Company's portion of profit of approximately $1.0 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at March 28, 2020 and March 30, 2019, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2021, unless extended by agreement of the parties. As of March 28, 2020, no amounts are owed to Darling Green under the DGD Loan Agreement.

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

(21)    New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or reorganizing the effects of) contract modifications on financial reporting, caused by reference rate reform. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU amends Topic 740 Income Taxes, which eliminates certain exceptions in accounting for income taxes, improves consistency in application and clarifies existing guidance. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard.

In August 2018, the FASB issued ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The standard is effective for fiscal years ending after December 15, 2020, with early adoption permitted. While the adoption of this standard will impact the Company's disclosure, the Company does not expect it will materially impact the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurements. This ASU amends Topic 820, Fair Value Measurement, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 Simplifying the Test for Goodwill Impairment. This ASU amends Topic 350, Intangibles-Goodwill and Other, which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of the assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

(22)     Guarantor Financial Information

The Company's 5.25% Notes and 3.625% Notes (see Note 10) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, Darling AWS LLC, Darling Global Holdings Inc., Darling Northstar LLC, EV Acquisition, LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of March 28, 2020 and December 28, 2019, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) and the condensed consolidated statements of cash flows for the three months ended March 28, 2020 and March 30, 2019. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of March 28, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$903	$25	$75,411	$—	$76,339
Restricted cash	103	—	3	—	106
Accounts receivable	47,852	663,967	545,669	(859,788)	397,700
Inventories	24,028	97,781	259,623	—	381,432
Income taxes refundable	1,378	—	1,728	—	3,106
Prepaid expenses	17,927	2,281	24,899	—	45,107
Other current assets	4,950	(3,346)	44,906	(20,240)	26,270
Total current assets	97,141	760,708	952,239	(880,028)	930,060
Investment in subsidiaries	5,509,606	1,283,699	844,042	(7,637,347)	—
Property, plant and equipment, net	432,561	521,784	809,775	—	1,764,120
Intangible assets, net	42,993	163,064	291,722	—	497,779
Goodwill	49,902	490,748	661,942	—	1,202,592
Investment in unconsolidated subsidiaries	—	—	802,184	—	802,184
Operating lease right-of-use asset	72,161	30,475	21,223	—	123,859
Other assets	34,715	134	57,336	(49,532)	42,653
Deferred taxes	—	—	14,532	—	14,532
	$6,239,079	$3,250,612	$4,454,995	$(8,566,907)	$5,377,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$50,004	$11	$56,622	$(20,240)	$86,397
Accounts payable	887,354	23,026	160,990	(859,774)	211,596
Income taxes payable	919	—	7,674	—	8,593
Current operating lease liability	19,774	10,592	7,106	—	37,472
Accrued expenses	97,602	26,190	183,910	(14)	307,688
Total current liabilities	1,055,653	59,819	416,302	(880,028)	651,746
Long-term debt, net of current portion	1,139,898	27	574,465	(49,532)	1,664,858
Long-term operating lease liability	57,796	19,462	13,992	—	91,250
Other noncurrent liabilities	76,714	—	34,431	—	111,145
Deferred income taxes	131,000	—	119,338	—	250,338
Total liabilities	2,461,061	79,308	1,158,528	(929,560)	2,769,337
Total stockholders’ equity	3,778,018	3,171,304	3,296,467	(7,637,347)	2,608,442
	$6,239,079	$3,250,612	$4,454,995	$(8,566,907)	$5,377,779

Condensed Consolidated Balance Sheet
As of December 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$551	$26	$72,358	$—	$72,935
Restricted cash	103	—	7	—	110
Accounts receivable	51,097	702,945	518,614	(866,318)	406,338
Inventories	26,893	86,609	249,455	—	362,957
Income taxes refundable	1,106	—	2,211	—	3,317
Prepaid expenses	20,888	2,241	23,470	—	46,599
Other current assets	5,399	(2,326)	40,872	(18,913)	25,032
Total current assets	106,037	789,495	906,987	(885,231)	917,288
Investment in subsidiaries	5,365,956	1,366,635	844,043	(7,576,634)	—
Property, plant and equipment, net	434,237	524,577	843,597	—	1,802,411
Intangible assets, net	44,404	170,581	311,409	—	526,394
Goodwill	49,902	490,748	682,641	—	1,223,291
Investment in unconsolidated subsidiary	—	—	689,354	—	689,354
Operating lease right-of-use asset	74,005	31,243	19,478	—	124,726
Other assets	35,456	134	61,974	(50,164)	47,400
Deferred income taxes	—	—	14,394	—	14,394
	$6,109,997	$3,373,413	$4,373,877	$(8,512,029)	$5,345,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$40,916	$10	$68,983	$(18,913)	$90,996
Accounts payable	893,490	29,535	182,484	(866,257)	239,252
Income taxes payable	(10)	—	8,905	—	8,895
Current operating lease liability	20,454	10,510	6,841	—	37,805
Accrued expenses	116,758	32,861	161,833	(61)	311,391
Total current liabilities	1,071,608	72,916	429,046	(885,231)	688,339
Long-term debt, net of current portion	1,040,974	30	567,589	(50,164)	1,558,429
Long-term operating lease liability	58,970	20,281	12,173	—	91,424
Other noncurrent liabilities	80,409	—	35,376	—	115,785
Deferred income taxes	122,109	—	125,822	—	247,931
Total liabilities	2,374,070	93,227	1,170,006	(935,395)	2,701,908
Total stockholders’ equity	3,735,927	3,280,186	3,203,871	(7,576,634)	2,643,350
	$6,109,997	$3,373,413	$4,373,877	$(8,512,029)	$5,345,258

Condensed Consolidated Statements of Operations
For the three months ended March 28, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$180,919	$310,301	$405,025	$(43,403)	$852,842
Cost and expenses:
Cost of sales and operating expenses	144,142	246,320	299,849	(43,403)	646,908
Loss/(gain) on sale of assets	(38)	63	36	—	61
Selling, general and administrative expenses	48,074	12,517	35,602	—	96,193
Depreciation and amortization	17,272	26,593	40,806	—	84,671
Total costs and expenses	209,450	285,493	376,293	(43,403)	827,833
Equity in net income of Diamond Green Diesel	—	—	97,820	—	97,820
Operating income/(loss)	(28,531)	24,808	126,552	—	122,829

Interest expense	(13,775)	(58)	(5,257)	—	(19,090)
Foreign currency gains/(losses)	(326)	(24)	2,014	—	1,664
Other expense, net	(1,540)	(339)	(2)	—	(1,881)
Equity in net income of other unconsolidated subsidiaries	—	—	869	—	869
Earnings in investments in subsidiaries	121,939	—	—	(121,939)	—
Income/(loss) before taxes	77,767	24,387	124,176	(121,939)	104,391
Income tax expense/(benefit)	(7,743)	4,275	21,768	—	18,300
Net income attributable to noncontrolling interests	—	—	(581)	—	(581)
Net income/(loss) attributable to Darling	$85,510	$20,112	$101,827	$(121,939)	$85,510

Condensed Consolidated Statements of Operations
For the three months ended March 30, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$160,230	$329,991	$403,911	$(59,028)	$835,104
Cost and expenses:
Cost of sales and operating expenses	128,324	271,671	309,946	(59,028)	650,913
Loss (gain) on sale of assets	68	(4,477)	159	—	(4,250)
Selling, general and administrative expenses	47,423	11,947	25,633	—	85,003
Depreciation and amortization	14,373	26,112	38,679	—	79,164
Total costs and expenses	190,188	305,253	374,417	(59,028)	810,830
Equity in net income of Diamond Green Diesel	—	—	24,277	—	24,277
Operating income/(loss)	(29,958)	24,738	53,771	—	48,551

Interest expense	(14,027)	(32)	(5,817)	—	(19,876)
Foreign currency losses	(4)	—	(728)	—	(732)
Other income/(expense), net	(1,567)	(1,212)	254	—	(2,525)
Equity in net income/(loss) of other unconsolidated subsidiaries	(891)	—	387	—	(504)
Earnings in investments in subsidiaries	54,627	—	—	(54,627)	—
Income/(loss) before taxes	8,180	23,494	47,867	(54,627)	24,914
Income tax expense/(benefit)	(9,832)	4,973	10,133	—	5,274
Net income attributable to noncontrolling interests	—	—	(1,628)	—	(1,628)
Net income/(loss) attributable to Darling	$18,012	$18,521	$36,106	$(54,627)	$18,012

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 28, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$86,091	$20,112	$101,827	$(121,939)	$86,091
Other comprehensive income/(loss), net of tax:
Foreign currency translation	651	(128,994)	63,107	—	(65,236)
Pension adjustments	518	—	130	—	648
Corn option derivative adjustments	136	—	—	—	136
Heating oil derivative adjustments	—	—	10,870	—	10,870
Foreign exchange derivative adjustments	—	—	(9,151)	—	(9,151)
Total other comprehensive income/(loss), net of tax	1,305	(128,994)	64,956	—	(62,733)
Total comprehensive income/(loss)	87,396	(108,882)	166,783	(121,939)	23,358
Total comprehensive loss attributable to noncontrolling interest	—	—	492	—	492
Total comprehensive income/(loss) attributable to Darling	$87,396	$(108,882)	$166,291	$(121,939)	$22,866

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 30, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$19,640	$18,521	$36,106	$(54,627)	$19,640
Other comprehensive income/(loss), net of tax:
Foreign currency translation	507	—	(5,393)	—	(4,886)
Pension adjustments	767	—	91	—	858
Foreign exchange derivative adjustment	—	—	(1,937)	—	(1,937)
Total other comprehensive income/(loss), net of tax	1,274	—	(7,239)	—	(5,965)
Total comprehensive income/(loss)	20,914	18,521	28,867	(54,627)	13,675
Total comprehensive income attributable to noncontrolling interest	—	—	3,387	—	3,387
Total comprehensive income/(loss) attributable to Darling	$20,914	$18,521	$25,480	$(54,627)	$10,288

Condensed Consolidated Statements of Cash Flows
For the three months ended March 28, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$86,091	$20,112	$101,827	$(121,939)	$86,091
Earnings in investments in subsidiaries	(121,939)	—	—	121,939	—
Other operating cash flows	19,102	(3,545)	(67,102)	—	(51,545)
Net cash provided/(used) by operating activities	(16,746)	16,567	34,725	—	34,546

Cash flows from investing activities:
Capital expenditures	(14,829)	(16,695)	(30,075)	—	(61,599)
Investment in subsidiaries and affiliates	(13,534)	—	—	13,534	—
Gross proceeds from sale of property, plant and equipment and other assets	87	129	163	—	379
Payments related to routes and other intangibles	(3,416)	—	—	—	(3,416)
Net cash provided/(used) in investing activities	(31,692)	(16,566)	(29,912)	13,534	(64,636)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	8,264	—	8,264
Payments on long-term debt	(1)	(2)	(8,635)	—	(8,638)
Borrowings from revolving facilities	176,000	—	43,933	—	219,933
Payments on revolving facilities	(71,000)	—	(29,782)	—	(100,782)
Net cash overdraft financing	3,084	—	(12,678)	—	(9,594)
Issuances of common stock	67	—	—	—	67
Repurchase of treasury stock	(55,044)	—	—	—	(55,044)
Contributions from parent	—	—	13,534	(13,534)	—
Minimum withholding taxes paid on stock awards	(4,316)	—	(12)	—	(4,328)
Acquisition of noncontrolling interest	—	—	(8,784)	—	(8,784)
Distributions to noncontrolling interests	—	—	(688)	—	(688)
Net cash provided/(used) in financing activities	48,790	(2)	5,152	(13,534)	40,406

Effect of exchange rate changes on cash	—	—	(6,916)	—	(6,916)

Net increase/(decrease) in cash, cash equivalents and restricted cash	352	(1)	3,049	—	3,400
Cash, cash equivalents and restricted cash at beginning of period	654	26	72,365	—	73,045
Cash, cash equivalents and restricted cash at end of period	$1,006	$25	$75,414	$—	$76,445

Condensed Consolidated Statements of Cash Flows
For the three months ended March 30, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$19,640	$18,521	$36,106	$(54,627)	$19,640
Earnings in investments in subsidiaries	(54,627)	—	—	54,627	—
Other operating cash flows	52,135	(2,881)	(20,293)	—	28,961
Net cash provided by operating activities	17,148	15,640	15,813	—	48,601

Cash flows from investing activities:
Capital expenditures	(34,303)	(23,498)	(26,468)	—	(84,269)
Acquisitions	(1,157)	—	(274)	—	(1,431)
Gross proceeds from sale of property, plant and equipment and other assets	132	7,016	720	—	7,868
Proceeds from insurance settlements	—	845	—	—	845
Payments related to routes and other intangibles	—	—	(2,778)	—	(2,778)
Net cash used in investing activities	(35,328)	(15,637)	(28,800)	—	(79,765)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	2,138	—	2,138
Payments on long-term debt	—	(2)	(10,972)	—	(10,974)
Borrowings from revolving credit facility	50,000	—	106,829	—	156,829
Payments on revolving credit facility	(37,000)	—	(101,147)	—	(138,147)
Net cash overdraft financing	8,350	—	6,175	—	14,525
Issuances of common stock	12	—	—	—	12
Minimum withholding taxes paid on stock awards	(3,190)	—	—	—	(3,190)
Net cash provided/(used) by financing activities	18,172	(2)	3,023	—	21,193

Effect of exchange rate changes on cash	—	—	(1,575)	—	(1,575)

Net increase/(decrease) in cash, cash equivalents and restricted cash	(8)	1	(11,539)	—	(11,546)
Cash, cash equivalents and restricted cash at beginning of period	1,098	32	106,239	—	107,369
Cash, cash equivalents and restricted cash at end of period	$1,090	$33	$94,700	$—	$95,823

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements,” in Item 1A of this report under the heading “Risk Factors” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 25, 2020 and in the Company's other public filings with the SEC.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto contained in this report.

Overview

Darling Ingredients Inc. (“Darling”, and together with its subsidiaries, the “Company” or “we,” “us” or “our”) is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed and fuel ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sells its products domestically and internationally and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 to the Company's Consolidated Financial Statement for the period ended March 28, 2020 included herein, (ii) the conversion of animal fats and recycled greases into biodiesel in North America, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (v) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Observations on the Effects of COVID-19

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

Many of the initial economic effects of the early stages of the global COVID-19 outbreak and the government-imposed movement and work restrictions designed to slow the pace of the outbreak occurred in the last month of our first quarter. To date, these restrictions have not had a material impact on the Company’s operations, as the Company operates in industries that are deemed “critical” and “essential” under the rules imposing these restrictions. In addition, the Company has implemented operational guidelines throughout the Company's organization consistent with the applicable governmental and regulatory policies in the geographies the Company operates intended to protect the Company's employees and prevent the spread of the virus in the Company's workplace, and to date, all of the Company's facilities are operational. The Company believes the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue throughout the remainder of the Company's fiscal year. Among the items that could have a significant impact on the Company's future results is a reduction in the Company's raw material supply due to disruptions in the operations of the Company's third-party suppliers. Accordingly, while to date the Company has experienced no material negative effects on the Company's business and results of operations as a result of the current COVID-19 outbreak, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of the Company's supply chain partners and finished product customers, which ultimately could result in material negative effects on the Company's business and results of operations. For example, during the second quarter, the Company has begun to experience a decline in raw material volumes from slaughterhouses and food service establishments due to the temporary closures and disruptions in operating procedures at these establishments, which is something we would expect to continue until such time as they can return to normal operation.

Similarly, DGD has implemented operational guidelines in its organization, and to date, COVID-19 has not had a material impact on DGD’s operations. We expect that biofuel regulations and mandates will continue supporting renewable diesel demand; however, a prolonged or significant decline in overall fuel demand could negatively impact the sales and profitability of DGD’s business.

The extent to which COVID-19 impacts the Company’s and DGD's results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. For additional information regarding the risks associated with COVID-19, see the important information in Item 1A. Risk Factors below, under the caption “Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.”

Operating Performance Indicators

The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency translation, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company, forward-looking financial or operational estimates are not provided. The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 28, 2019.

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

Results of Operations

Three Months Ended March 28, 2020 Compared to Three Months Ended March 30, 2019

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the first quarter of fiscal 2020, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2020, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2019 are as follows:

	Avg. Price 1st Quarter 2020	Avg. Price 1st Quarter 2019	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 237.10/ton	$ 250.00/ton	$ (12.90)/ton	(5.2)%
Feed Grade PM (Mid-South)	$ 225.73/ton	$ 269.26/ton	$ (43.53)/ton	(16.2)%
Pet Food PM (Mid-South)	$ 540.44/ton	$ 684.51/ton	$ (144.07)/ton	(21.0)%
Feather meal (Mid-South)	$ 282.50/ton	$ 447.83/ton	$ (165.33)/ton	(36.9)%
BFT (Chicago)	$ 32.69/cwt	$ 27.00/cwt	$ 5.69/cwt	21.1%
YG (Illinois)	$ 22.92/cwt	$ 20.72/cwt	$ 2.20/cwt	10.6%
Corn (Illinois)	$ 3.90/bushel	$ 3.69/bushel	$ 0.21/bushel	5.7%
Reuters:
Palm Oil (CIF Rotterdam)	$ 724.00/MT	$ 550.00/MT	$ 174.00/MT	31.6%
Soy meal (CIF Rotterdam)	$ 360.00/MT	$ 353.00/MT	$ 7.00/MT	2.0%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2020, compared to the average Jacobsen and Reuters prices for the fourth quarter of fiscal 2019.

	Avg. Price 1st Quarter 2020	Avg. Price 4th Quarter 2019	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 237.10/ton	$ 230.01/ton	$ 7.09/ton	3.1%
Feed Grade PM (Mid-South)	$ 225.73/ton	$ 223.46/ton	$ 2.27/ton	1.0%
Pet Food PM (Mid-South)	$ 540.44/ton	$ 408.75/ton	$ 131.69/ton	32.2%
Feather meal (Mid-South)	$ 282.50/ton	$ 283.81/ton	$ (1.31)/ton	(0.5)%
BFT (Chicago)	$ 32.69/cwt	$ 25.62/cwt	$ 7.07/cwt	27.6%
YG (Illinois)	$ 22.92/cwt	$ 20.39/cwt	$ 2.53/cwt	12.4%
Corn (Illinois)	$ 3.90/bushel	$ 3.98/bushel	$ (0.08)/bushel	(2.0)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 724.00/MT	$ 675.00/MT	$ 49.00/MT	7.3%
Soy meal (CIF Rotterdam)	$ 360.00/MT	$ 347.00/MT	$ 13.00/MT	3.7%

Segment Results

Segment operating income for the three months ended March 28, 2020 was $122.8 million, which reflects an increase of $74.2 million or 152.7% as compared to the three months ended March 30, 2019.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 28, 2020
Net Sales	$512,625	$270,294	$69,923	$—	$852,842
Cost of sales and operating expenses	388,453	205,430	53,025	—	646,908
Gross Margin	124,172	64,864	16,898	—	205,934

Gross Margin %	24.2%	24.0%	24.2%	—%	24.1%

Loss on sale of assets	50	2	9	—	61
Selling, general and administrative expenses	53,947	25,476	1,654	15,116	96,193
Depreciation and amortization	53,521	20,305	8,092	2,753	84,671
Equity in net income of Diamond Green Diesel	—	—	97,820	—	97,820
Segment operating income/(loss)	16,654	19,081	104,963	(17,869)	122,829

Equity in net income of other unconsolidated subsidiaries	869	—	—	—	869
Segment income/(loss)	17,523	19,081	104,963	(17,869)	123,698

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 30, 2019
Net Sales	$495,819	$279,164	$60,121	$—	$835,104
Cost of sales and operating expenses	386,859	214,004	50,050	—	650,913
Gross Margin	108,960	65,160	10,071	—	184,191

Gross Margin %	22.0%	23.3%	16.8%	—%	22.1%

Loss/(gain) on sale of assets	(4,391)	114	27	—	(4,250)
Selling, general and administrative expenses	48,831	21,887	(754)	15,039	85,003
Depreciation and amortization	49,369	19,511	7,798	2,486	79,164
Equity in net income of Diamond Green Diesel	—	—	24,277	—	24,277
Segment operating income/(loss)	15,151	23,648	27,277	(17,525)	48,551

Equity in net loss of other unconsolidated subsidiaries	(504)	—	—	—	(504)
Segment income/(loss)	14,647	23,648	27,277	(17,525)	48,047

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended March 28, 2020, the raw material processed by the Company's Feed Ingredients segment totaled 2.24 million metric tons, an increase of approximately 2.9% as compared to the three months ended March 30, 2019.

Sales. During the three months ended March 28, 2020, net sales for the Feed Ingredients segment were $512.6 million as compared to $495.8 million during the three months ended March 30, 2019, an increase of approximately $16.8 million or 3.4%. Net sales for fats were approximately $163.3 million and $144.9 million for the three months ended March 28, 2020 and March 30, 2019, respectively. Protein net sales were approximately $196.0 million and $205.8 million for the three months ended March 28, 2020 and March 30, 2019, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $47.1 million and $41.2 million for the three months ended March 28, 2020 and March 30, 2019, respectively. Total rendering net sales were approximately $406.4 million and $391.9 million for the three months ended March 28, 2020 and March 30, 2019, respectively. Used cooking oil net sales were approximately $47.6 million and $45.4 million for the three months ended March 28, 2020 and March 30, 2019, respectively. Bakery net sales were approximately $47.1 million and $45.7 million for the three months ended March 28, 2020 and March 30, 2019, respectively, and other sales, which includes trap services, net sales were approximately $11.5 million and $12.8 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended March 30, 2019	$144.9	$205.8	$41.2	$391.9	$45.4	$45.7	$12.8	$495.8
Increase/(decrease) in sales volumes	5.8	3.0	—	8.8	2.3	(1.0)	—	10.1
Increase/(decrease) in finished product prices	13.5	(10.8)	—	2.7	(0.1)	2.4	—	5.0
Increase/(decrease) due to currency exchange rates	(0.9)	(2.0)	(0.1)	(3.0)	—	—	—	(3.0)
Other change	—	—	6.0	6.0	—	—	(1.3)	4.7
Total change	18.4	(9.8)	5.9	14.5	2.2	1.4	(1.3)	16.8
Net sales three months ended March 28, 2020	$163.3	$196.0	$47.1	$406.4	$47.6	$47.1	$11.5	$512.6

Margins. In the Feed Ingredients segment for the three months ended March 28, 2020, the gross margin percentage increased to 24.2% as compared to 22.0% for the same period of fiscal 2019. The increase is primarily due to an increase in fat prices that more than offset lower protein prices as compared to fiscal 2019.

Segment operating income. Feed Ingredients operating income for the three months ended March 28, 2020 was $16.7 million, an increase of $1.5 million or 9.9% as compared to the three months ended March 30, 2019. This was due to higher fat prices that more than offset higher selling, general and administrative costs and gains on sale of assets in prior year.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended March 28, 2020, the raw material processed by the Company's Food Ingredients segment totaled 261,000 metric tons, a decrease of approximately 5.8% as compared to the three months ended March 30, 2019.

Sales. Overall sales decreased in the Food Ingredients segment primarily due to lower sales volumes in the collagen and edible fat and bone markets.

Margins. In the Food Ingredients segment for the three months ended March 28, 2020, the gross margin percentage increased to 24.0% as compared to 23.3% during the comparable period of fiscal 2019. The increase is primarily due to higher fat prices and improved sales mix in the collagen business.

Segment operating income. Food Ingredients operating income was $19.1 million for the three months ended March 28, 2020, a decrease of $4.5 million or 19.1% as compared to the three months ended March 30, 2019. The decrease is primarily due to lower sales volumes in the China collagen markets due to the timing of sales, especially as a result of the COVID-19 outbreak. Despite increased fat sales prices, the Company suffered lower volumes processed and sold resulting from export of raw materials to Asian food markets due to African Swine Fever (“ASF”) as compared to the same period in fiscal 2019.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended March 28, 2020, the raw material processed by the Company's Fuel Ingredients segment totaled 328,000 metric tons, an increase of approximately 5.0%, as compared to the three months ended March 30, 2019.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended March 28, 2020, the gross margin percentage increased to 24.2% as compared to 16.8% for the comparable period of fiscal 2019. The increase is primarily related to improved fat prices and demand in Europe in fiscal 2020 as compared to fiscal 2019.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from DGD Joint Venture) for the three months ended March 28, 2020 was $105.0 million, an increase of $77.7 million or 284.6% as compared to the same period in fiscal 2019. The increase is primarily due to current year net income at the DGD Joint Venture from the inclusion of blenders tax credits as compared to no blenders tax credits in the prior year.

Foreign Currency Exchange

During the first quarter of fiscal 2020, the euro weakened against the U.S. dollar as compared to the same period in fiscal 2019. Using actual results for the three months ended March 28, 2020 and using the prior year's average currency rate for the three months ended March 30, 2019, foreign currency translation would result in an increase in operating income of approximately $2.2 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended March 28, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.75 as compared to the average rate for the three months ended March 30, 2019 of €1.00:USD$1.14 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $15.1 million during the three months ended March 28, 2020, compared to $15.0 million during the three months ended March 30, 2019, an increase of $0.1 million.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $0.3 million to $2.8 million during the three months ended March 28, 2020, as compared to $2.5 million during the three months ended March 30, 2019. The increase is related to increased leasehold improvements and office equipment depreciation at the corporate office.

Interest Expense. Interest expense was $19.1 million during the three months ended March 28, 2020, compared to $19.9 million during the three months ended March 30, 2019, a decrease of $0.8 million. The decrease is primarily due to lower interest from the Term loan A and Term loan B notes as a result of Term Loan A being paid off in 2019 and lower interest rates that more than offset increased interest expense from higher revolver borrowings.

Foreign Currency Gain/(Loss).  Foreign currency gains were $1.7 million for the three months ended March 28, 2020 as compared to foreign currency losses of $0.7 million for the three months ended March 30, 2019. The gain in foreign currency is due primarily to gains on the revaluation of non-functional currency liabilities as compared to losses in the same period in fiscal 2019.

Other Expense, net. Other expense was $1.9 million in the three months ended March 28, 2020, compared to other expense of $2.5 million for the three months ended March 30, 2019. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense as compared to the same period in fiscal 2019.

Equity in Net Income/(Loss) in Investment of Other Unconsolidated Subsidiaries. This represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded income tax expense of $18.3 million for the three months ended March 28, 2020, compared to $5.3 million of income tax expense recorded in the three months ended March 30, 2019, an increase of $13.0 million. The effective tax rate for the three months ended March 28, 2020 was 17.5%. The effective tax rate for the three months ended March 28, 2020 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and compensation related expenses not deductible for tax purposes. The effective tax rate for the three months ended March 30, 2019 was 21.2%. The effective tax rate for the three months ended March 30, 2019 differed slightly from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and discrete items, including the favorable settlement of an audit. The Company's effective tax rate excluding discrete items is 18.8% for the three months ended March 28, 2020, compared to 29.0% for the three months ended March 30, 2019.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at March 28, 2020.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2020 As Compared to First Quarter 2019

	Three Months Ended
(dollars in thousands)	March 28, 2020	March 30, 2019
Net income attributable to Darling	$85,510	$18,012
Depreciation and amortization	84,671	79,164
Interest expense	19,090	19,876
Income tax expense	18,300	5,274
Foreign currency loss/(gain)	(1,664)	732
Other expense, net	1,881	2,525
Equity in net income of Diamond Green Diesel	(97,820)	(24,277)
Equity in net (income)/loss of unconsolidated subsidiaries	(869)	504
Net income attributable to non-controlling interests	581	1,628
Darling's Adjusted EBITDA	$109,680	$103,438

Foreign currency exchange impact (1)	2,158	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$111,838	$103,438

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$103,634	$29,828

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$213,314	$133,266

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended March 28, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.75 as compared to the average rate for the three months ended March 30, 2019 of €1.00:USD$1.14 and CAD$1.00:USD$0.75, respectively.

For the three months ended March 28, 2020, the Company generated Adjusted EBITDA of $109.7 million, as compared to $103.4 million in the same period in fiscal 2019.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $111.8 million in the three months ended March 28, 2020, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $103.4 million in the same period in fiscal 2019.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 3 to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at March 28, 2020. On March 28, 2020, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(6,310)
Carrying value of 5.25% Notes due 2027	$493,690

3.625 % Notes due 2026 - Denominated in euros	$566,861
Less unamortized deferred loan costs	(6,653)
Carrying value of 3.625% Notes due 2026	$560,208

Amended Credit Agreement:
Term Loan B	$495,000
Less unamortized deferred loan costs	(7,341)
Carrying value of Term Loan B	$487,659

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	42,593
Borrowings outstanding	157,848
Letters of credit issued	3,636
Availability	$795,923

Other Debt	$51,850

During the first three months of fiscal 2020, the U.S. dollar strengthened as compared to the euro and Canadian dollar. Using the euro and Canadian dollar based debt outstanding at March 28, 2020 and comparing the closing balance sheet rates at March 28, 2020 to those at December 28, 2019, the U.S. dollar debt balances of euro based debt decreased by approximately $7.3 million and Canadian based debt decreased by approximately $0.3 million, respectively, at March 28, 2020. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at March 28, 2020 of €1.00:USD$1.100700 and CAD$1.00:USD$0.710335 as compared to the closing balance sheet rate at December 28, 2019 of €1.00:USD$1.114750 and CAD$1.00:USD$0.763789, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective December 18, 2017, the Company, and certain of its subsidiaries entered into an amendment (the “Fifth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fifth Amendment (i) refinanced the term B loans under the Amended Credit Agreement with new term B loans in an aggregate principal amount of $525.0 million with a maturity date of December 18, 2024; (ii)

adjusted the applicable margin pricing on borrowings under the term B loan; (iii) modified certain of the negative covenants to increase the allowances for certain actions, including debt and investments; and (iv) made other updates and changes. Effective December 16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment extended the maturity date of the term A loans and revolving credit facility loans under the Amended Credit Agreement from September 27, 2018 to December 16, 2021. For more information regarding the Amended Credit Agreement see Note 10 to the Company's Consolidated Financial Statements included herein.

•
As of March 28, 2020, the Company had availability of $795.9 million under the revolving loan facility, taking into account that the Company had $157.8 million in outstanding borrowings, $45.5 million in ancillary facilities and letters of credit issued of $3.6 million.

•
As of March 28, 2020, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $30.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•
The interest rate applicable to any borrowings under the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.00% per annum or base rate/Canadian prime rate plus 1.00% per annum, subject to certain step-downs or step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

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

The classification of long-term debt in the Company’s March 28, 2020 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019 as filed with the SEC on February 25, 2020.

As of March 28, 2020, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On March 28, 2020, the Company had working capital of $278.3 million and its working capital ratio was 1.43 to 1 compared to working capital of $228.9 million and a working capital ratio of 1.33 to 1 on December 28, 2019.  As of March 28, 2020, the Company had unrestricted cash of $76.3 million and funds available under the revolving credit facility of $795.9 million, compared to unrestricted cash of $72.9 million and funds available under the revolving credit facility of $911.9 million at December 28, 2019. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $34.5 million for the first three months ended March 28, 2020, as compared to net cash provided by operating activities of $48.6 million for the first three months ended March 30, 2019, a decrease of $14.1 million due primarily to changes in operating assets and liabilities that includes a decrease in accounts receivable of approximately $11.2 million, a decrease in income taxes refundable/payable of approximately $7.0 million, a decrease in inventories and prepaid expenses of approximately $19.9 million and an increase in accounts payable and accrued expenses of approximately $26.2 million.  Cash used by investing activities was $64.6 million for the first three months ended March 28, 2020, compared to $79.8 million for the first three months ended March 30, 2019, a decrease in cash used by investing activities of $15.2 million, primarily due to a decrease in capital asset spending.  Net cash provided by financing activities was $40.4 million for the first three months ended March 28, 2020, compared to net cash provided by financing activities of $21.2 million for the first three months ended March 30, 2019, an increase in net cash provided by financing activities of $19.2 million, primarily due to higher revolver borrowings in the first three months ended March 28, 2020 as compared to the first three months ended March 30, 2019 offset by common stock repurchases of $55.0 million during the three months ended March 28, 2020.

Capital expenditures of $61.6 million were made during the first three months of fiscal 2020, compared to $84.3 million in the first three months of fiscal 2019, for a net decrease of $22.7 million or 26.9%.  The Company had previously expected to spend approximately $306.0 million in capital expenditures in fiscal 2020; however, due to the COVID-19 outbreak and the government-imposed movement and work restrictions, the Company has initiated a temporary reduction in non-essential capital expenditures until the uncertainty surrounding the COVID-19 outbreak improves. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $6.9 million and $8.2 million during the first three months ended March 28, 2020 and March 30, 2019, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2020, the Company has accrued approximately $10.5 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at March 28, 2020.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.3 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first three months ended March 28, 2020 of approximately $0.2 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first three months ended March 28, 2020 of approximately $0.6 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the current COVID-19 outbreak, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from five U.S. multiemployer pension plans in which it participated. As a result, the Company has an accrued aggregate liability of approximately $5.5 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2021, unless extended by agreement of the parties. As of March 28, 2020, no amounts are owed to the DGD Lenders under the DGD Loan Agreement.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of March 28, 2020, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $773.8 million included on the consolidated balance sheet.

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

In April 2019, the joint venture partners adopted a distribution policy that, unless earlier terminated by the partners, will remain in place through the construction and completion of the New Facility. Pursuant to the distribution policy, the DGD Joint Venture will make quarterly distributions to the partners to the extent that distributable cash (as determined in accordance with the policy) exceeds $50 million and the DGD Joint Venture’s forward looking cash forecast. During the three months ended March 28, 2020, the DGD Joint Venture made no distributions to the partners. In April 2020, the DGD Joint Venture made special dividend distributions to each partner in the amount of approximately $125.0 million. This special dividend was a result of the DGD Joint Venture's receipt of the fiscal 2019 and 2018 blenders tax credits of approximately $430.6 million in early April 2020.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2019, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Facility as feedstock for renewable diesel. In 2019, DGD was Darling’s largest finished product customer in terms of sales, with Darling recording sales of $208.7 million to DGD.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the current COVID-19 outbreak and those other factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2020 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. In August 2015, the Company's Board of Directors approved a share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program initially approved by the Board of Directors was for a 24 month period; however, the Board has subsequently extended the program for an additional 36 month period and increased the amount of the program to $200.0 million. Accordingly, repurchases may occur through August 13, 2020, unless further extended or shortened by the Board of Directors. During the first quarter of fiscal 2020, the Company repurchased approximately $55.0 million of its common stock in the open market. As of March 28, 2020, the Company has approximately $125.8 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $100.2 million of commodity products consisting of approximately $64.0 million of finished products, approximately $36.2 million of natural gas and diesel fuel during the next two years, which are not included in liabilities on the Company’s balance sheet at March 28, 2020.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2020, in accordance with accounting principles generally accepted in the U.S.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at March 28, 2020 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,636
Standby letters of credit (ancillary facility)	20,490
Foreign bank guarantees	10,100
Total other commercial commitments:	$34,226

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 25, 2020.

Based on the Company’s annual impairment testing at October 26, 2019, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 26, 2019, the fair value of four of the Company's eight reporting units was less than 30% in excess of its carrying value and one reporting unit (Canada Feed) was less than 10% of the estimated fair value with goodwill of approximately $166.1 million as of March 28, 2020, which was substantially less than the percentage by which the other reporting units with goodwill exceeded their carrying values. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these four reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these four reporting units was approximately $486.4 million as of March 28, 2020.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. While to date the Company has experienced no material negative effects on its business and results of operation as a result of the current COVID-19 pandemic, and therefore no impairment triggering events were identified, the valuation of the Company’s reporting units could be negatively impacted in future periods by the COVID-19 pandemic, the severity and duration of which is uncertain.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or reorganizing the effects of) contract modifications on financial reporting, caused by reference rate reform. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU amends Topic 740 Income Taxes, which eliminates certain exceptions in accounting for income taxes, improves consistency in application and clarifies existing guidance. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard.

In August 2018, the FASB issued ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The standard is effective for fiscal years ending after December 15, 2020, with early adoption permitted. While the adoption of this standard will impact the Company's disclosure, the Company does not expect it will materially impact the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurements. This ASU amends Topic 820, Fair Value Measurement, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 Simplifying the Test for Goodwill Impairment. This ASU amends Topic 350, Intangibles-Goodwill and Other, which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of the assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), severe acute respiratory syndrome (“SARS”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the current COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China)

regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At March 28, 2020, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2020 and fiscal 2019, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2021. As of March 28, 2020, the aggregate fair value of these corn option contracts was approximately $0.8 million. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive income. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2020 and fiscal 2019, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. As of March 28, 2020, the aggregate fair value of these foreign exchange contracts was approximately $10.4 million and is included in other current assets, other assets and other current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of March 28, 2020, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	38,179	Euro	8,100	4.64 - 4.85	$7,517
Brazilian real	1,055,921	U.S. dollar	292,149	3.35 - 5.10	292,149
Euro	59,386	U.S. dollar	65,693	1.07 - 1.15	65,693
Euro	18,314	Polish zloty	80,500	4.30 - 4.62	20,158
Euro	8,992	Japanese yen	1,076,265	117.80 - 122.61	9,898
Euro	10,967	Chinese renminbi	84,048	7.65 - 7.78	12,071
Euro	16,514	Australian dollar	27,850	1.68 - 1.69	18,177
Euro	5,977	British pound	5,248	0.84 - 0.94	6,579
Polish zloty	24,133	Euro	5,264	4.58 - 4.60	5,871
British pound	37	Euro	40	0.93	45
British pound	108	U.S. dollar	126	1.16	126
Japanese yen	137,644	U.S. dollar	1,271	106.92 - 110.36	1,271
U.S. dollar	932	Japanese yen	103,000	110.57	932
U.S. dollar	49,766	Euro	45,000	1.11	49,766
					$490,253

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $0.4 million and are included in other current assets and accrued expenses at March 28, 2020.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at March 28, 2020. These contracts have an aggregate fair value of approximately $1.1 million and are included in other current assets, other assets and accrued expenses at March 28, 2020.

As of March 28, 2020, the Company had forward purchase agreements in place for purchases of approximately $36.2 million of natural gas and diesel fuel during the next two years. As of March 28, 2020, the Company had forward purchase agreements in place for purchases of approximately $64.0 million of finished product in fiscal 2020.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2020

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 on pages 23 through 24 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which could materially affect our business, financial condition or future results. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock.

Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition and results of operations. While to date we have experienced no material negative effects on our business and results of operations as a result of the current COVID-19 outbreak, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our supply chain partners and finished product customers, which ultimately could result in material negative effects on our business and results of operations.

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our raw materials and other necessary operating materials and logistics and transportation services providers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason. As a result of the current COVID-19 outbreak, transport restrictions related to quarantines or travel bans have been put in place and global supply may become constrained, each of which may cause the price of certain raw materials used in our products to increase and/or we may experience disruptions to our operations. In addition, COVID-19 and similar outbreaks may affect the prices and demand for our finished products.

Workforce limitations and travel restrictions resulting from pandemics, epidemics or disease outbreaks such as COVID-19 and related government actions may affect many aspects of our business. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations and financial reporting capabilities may be negatively affected. In addition, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our raw material supply and our customers’ demand for our finished products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

The risks described above also apply to DGD and its business and operations.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2017, the Company's Board of Directors approved the extension for an additional two years of its previously announced share repurchase program of up to an aggregate of $100.0 million of the Company's Common Stock depending on market conditions. On November 6, 2018, the Board approved an increase in the share repurchase program from $100.0 million to $200.0 million and extended the term of the program for an additional year to August 13, 2020. Repurchases may occur through August 13, 2020, unless extended or shortened by the Board of Directors. During the first quarter of fiscal 2020, the Company repurchased approximately $55.0 million worth of its common stock in the open market.

The following table is a summary of equity securities purchased by the Company during the first quarter of fiscal 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
January 2020:
December 29, 2019 through January 25, 2020	4,893		29.27	—	$180,760,509
February 2020:
January 26, 2020 through February 22, 2020	78,052		28.10	—	180,760,509
March 2020:
February 23, 2020 through March 28, 2020	2,289,931	(3)	25.40	2,187,685	125,760,525
Total	2,372,876		26.24	2,187,685	$125,760,525

(1)
All shares purchased during the first quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options).

(2)	The average price paid per share is calculated on a trade date basis and excludes commissions.

(3)	Includes 102,246 shares withheld for taxes on restricted stock and options.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 28, 2020 and December 28, 2019; (ii) Consolidated Statements of Operations for the three months ended March 28, 2020 and March 30, 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 28, 2020 and March 30, 2019; (iv) Consolidated Statements of Stockholders' Equity for the three months ended March 28, 2020 and March 30, 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 28, 2020 and March 30, 2019; (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 6, 2020	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)