Form 10-Q
period 2020-06-27
DARLING INGREDIENTS INC.
filed 2020-08-05
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 27, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas  75038
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 161,961,180 shares of common stock, $0.01 par value, outstanding at July 30, 2020.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2020

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 27, 2020 and December 28, 2019
(in thousands, except share data)

	June 27, 2020	December 28, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$76,185	$72,935
Restricted cash	103	110
Accounts receivable, less allowance for bad debts of $10,866 at June 27, 2020 and $8,802 at December 28, 2019	375,908	406,338
Inventories	394,708	362,957
Prepaid expenses	46,003	46,599
Income taxes refundable	3,752	3,317
Other current assets	34,392	25,032
Total current assets	931,051	917,288
Property, plant and equipment, less accumulated depreciation of $1,524,837 at June 27, 2020 and $1,438,388 at December 28, 2019	1,773,329	1,802,411
Intangible assets, less accumulated amortization of $507,275 at June 27, 2020 and $482,442 at December 28, 2019	485,148	526,394
Goodwill	1,217,177	1,223,291
Investment in unconsolidated subsidiaries	729,094	689,354
Operating lease right-of-use assets	134,901	124,726
Other assets	41,651	47,400
Deferred income taxes	14,803	14,394
	$5,327,154	$5,345,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42,758	$90,996
Accounts payable, principally trade	197,528	239,252
Income taxes payable	16,474	8,895
Current operating lease liabilities	39,532	37,805
Accrued expenses	310,004	311,391
Total current liabilities	606,296	688,339
Long-term debt, net of current portion	1,553,118	1,558,429
Long-term operating lease liabilities	99,482	91,424
Other non-current liabilities	109,046	115,785
Deferred income taxes	260,858	247,931
Total liabilities	2,628,800	2,701,908
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 169,248,895 and 168,620,314 shares issued at June 27, 2020 and at December 28, 2019, respectively	1,692	1,686
Additional paid-in capital	1,581,812	1,560,897
Treasury stock, at cost; 7,290,619 and 4,845,203 shares at June 27, 2020 and at December 28, 2019, respectively	(136,676)	(75,022)
Accumulated other comprehensive loss	(364,522)	(321,847)
Retained earnings	1,551,054	1,400,105
Total Darling's stockholders’ equity	2,633,360	2,565,819
Noncontrolling interests	64,994	77,531
Total stockholders' equity	$2,698,354	$2,643,350
	$5,327,154	$5,345,258
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 27, 2020 and June 29, 2019
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$848,673	$827,324	$1,701,515	$1,662,428
Costs and expenses:
Cost of sales and operating expenses	632,347	644,716	1,279,255	1,295,629
Loss/(gain) on sale of assets	27	(13,926)	88	(18,176)
Selling, general and administrative expenses	90,193	81,017	186,386	166,020
Depreciation and amortization	83,310	79,486	167,981	158,650
Total costs and expenses	805,877	791,293	1,633,710	1,602,123
Equity in net income of Diamond Green Diesel	63,492	38,093	161,312	62,370
Operating income	106,288	74,124	229,117	122,675

Other expense:
Interest expense	(17,920)	(20,853)	(37,010)	(40,729)
Debt extinguishment costs	—	(12,126)	—	(12,126)
Foreign currency gain/(loss)	(1,134)	(388)	530	(1,120)
Other expense, net	(1,485)	(2,019)	(3,366)	(4,544)
Total other expense	(20,539)	(35,386)	(39,846)	(58,519)

Equity in net income/(loss) of other unconsolidated subsidiaries	692	82	1,561	(422)
Income before income taxes	86,441	38,820	190,832	63,734

Income tax expense	19,946	7,776	38,246	13,050

Net income	66,495	31,044	152,586	50,684

Net income attributable to noncontrolling interests	(1,056)	(4,786)	(1,637)	(6,414)

Net income attributable to Darling	$65,439	$26,258	$150,949	$44,270

Basic income per share	$0.40	$0.16	$0.93	$0.27
Diluted income per share	$0.39	$0.16	$0.90	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months ended June 27, 2020 and June 29, 2019
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$66,495	$31,044	$152,586	$50,684
Other comprehensive income/(loss), net of tax:
Foreign currency translation	20,139	16,326	(45,097)	11,440
Pension adjustments	647	859	1,295	1,717
Corn option derivative adjustments	1,804	22	1,940	22
Heating oil derivative adjustments	(8,940)	2,133	1,930	2,133
Foreign exchange derivative adjustments	5,679	1,451	(3,472)	(486)
Total other comprehensive income/(loss), net of tax	19,329	20,791	(43,404)	14,826
Total comprehensive income	$85,824	$51,835	$109,182	$65,510
Comprehensive income attributable to noncontrolling interests	416	3,315	908	6,702
Comprehensive income attributable to Darling	$85,408	$48,520	$108,274	$58,808

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 27, 2020 and June 29, 2019
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 28, 2019	163,775,111	$1,686	$1,560,897	$(75,022)	$(321,847)	$1,400,105	$2,565,819	$77,531	$2,643,350
Net income	—	—	—	—	—	85,510	85,510	581	86,091
Deductions to noncontrolling interests	—	—	3,271	—	—	—	3,271	(13,146)	(9,875)
Pension liability adjustments, net of tax	—	—	—	—	648	—	648	—	648
Heating oil derivative adjustment, net of tax	—	—	—	—	10,870	—	10,870	—	10,870
Corn option derivative adjustment, net of tax	—	—	—	—	136	—	136	—	136
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Foreign currency translation adjustments	—	—	—	—	(65,147)	—	(65,147)	(89)	(65,236)
Issuance of non-vested stock	8,000	—	40	—	—	—	40	—	40
Stock-based compensation	—	—	10,778	—	—	—	10,778	—	10,778
Treasury stock	(2,372,876)	—	—	(60,082)	—	—	(60,082)	—	(60,082)
Issuance of common stock	447,729	5	868	—	—	—	873	—	873
Balances at March 28, 2020	161,857,964	$1,691	$1,575,854	$(135,104)	$(384,491)	$1,485,615	$2,543,565	$64,877	$2,608,442
Net income	—	—	—	—	—	65,439	65,439	1,056	66,495
Deductions to noncontrolling interest	—	—	—	—	—	—	—	(299)	(299)
Pension liability adjustments, net of tax	—	—	—	—	647	—	647	—	647
Heating oil derivative adjustment, net of tax	—	—	—	—	(8,940)	—	(8,940)	—	(8,940)
Corn option derivative adjustment, net of tax	—	—	—	—	1,804	—	1,804	—	1,804
Foreign exchange derivative adjustment, net of tax	—	—	—	—	5,679	—	5,679	—	5,679
Foreign currency translation adjustments	—	—	—	—	20,779	—	20,779	(640)	20,139
Issuance of non-vested stock	—	—	55	—	—	—	55	—	55
Stock-based compensation	—	—	4,693	—	—	—	4,693	—	4,693
Treasury stock	(72,540)	—	—	(1,572)	—	—	(1,572)	—	(1,572)
Issuance of common stock	172,852	1	1,210	—	—	—	1,211	—	1,211
Balances at June 27, 2020	161,958,276	$1,692	$1,581,812	$(136,676)	$(364,522)	$1,551,054	$2,633,360	$64,994	$2,698,354

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
Six months ended June 27, 2020 and June 29, 2019
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interest	Total Stockholders' Equity
Balances at December 29, 2018	164,660,598	$1,681	$1,536,157	$(47,756)	$(304,539)	$1,087,505	$2,273,048	$62,773	$2,335,821
Net income	—	—	—	—	—	18,012	18,012	1,628	19,640
Pension liability adjustments, net of tax	—	—	—	—	858	—	858	—	858
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(1,937)	—	(1,937)	—	(1,937)
Foreign currency translation adjustments	—	—	—	—	(6,645)	—	(6,645)	1,759	(4,886)
Stock-based compensation	—	—	10,403	—	—	—	10,403	—	10,403
Treasury stock	(223,294)	—	—	(5,089)	—	—	(5,089)	—	(5,089)
Issuance of common stock	311,502	3	1,886	—	—	—	1,889	—	1,889
Balances at March 30, 2019	164,748,806	$1,684	$1,548,446	$(52,845)	$(312,263)	$1,105,517	$2,290,539	$66,160	$2,356,699
Net income/(loss)	—	—	—	—	—	26,258	26,258	4,786	31,044
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(5,751)	(5,751)
Pension liability adjustments, net of tax	—	—	—	—	859	—	859	—	859
Heating oil derivative adjustments, net of tax	—	—	—	—	2,133	—	2,133	—	2,133
Corn option derivative adjustment, net of tax	—	—	—	—	22	—	22	—	22
Foreign exchange derivative adjustment, net of tax	—	—	—	—	1,451	—	1,451	—	1,451
Foreign currency translation adjustments	—	—	—	—	17,797	—	17,797	(1,471)	16,326
Stock-based compensation	—	—	3,849	—	—	—	3,849	—	3,849
Treasury stock	(131)	—	—	(3)	—	—	(3)	—	(3)
Issuance of common stock	375	—	6	—	—	—	6	—	6
Balances at June 29, 2019	164,749,050	$1,684	$1,552,301	$(52,848)	$(290,001)	$1,131,775	$2,342,911	$63,724	$2,406,635

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 27, 2020 and June 29, 2019
(in thousands)
(unaudited)

	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net Income	$152,586	$50,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,981	158,650
Loss (gain) on disposal of property, plant, equipment and other assets	88	(18,176)
Gain on insurance proceeds from insurance settlements	—	(845)
Deferred taxes	13,998	(3,137)
Increase (decrease) in long-term pension liability	(890)	1,010
Stock-based compensation expense	15,566	14,182
Write-off deferred loan costs	—	4,547
Deferred loan cost amortization	2,835	3,010
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(162,873)	(61,948)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	125,891	17,755
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	26,077	27,218
Income taxes refundable/payable	6,119	7,140
Inventories and prepaid expenses	(35,413)	(17,374)
Accounts payable and accrued expenses	(33,375)	(29,849)
Other	(14,941)	1,437
Net cash provided by operating activities	263,649	154,304
Cash flows from investing activities:
Capital expenditures	(123,204)	(167,871)
Acquisitions, net of cash acquired	—	(1,431)
Investment in unconsolidated subsidiary	—	(1,000)
Gross proceeds from disposal of property, plant and equipment and other assets	1,053	9,814
Proceeds from insurance settlement	—	845
Payments related to routes and other intangibles	(3,712)	(3,150)
Net cash used by investing activities	(125,863)	(162,793)
Cash flows from financing activities:
Proceeds from long-term debt	16,164	507,722
Payments on long-term debt	(18,239)	(526,230)
Borrowings from revolving credit facility	375,971	273,485
Payments on revolving credit facility	(405,800)	(266,884)
Net cash overdraft financing	(26,461)	11,178
Deferred loan costs	—	(7,003)
Issuance of common stock	67	12
Repurchase of common stock	(55,044)	—
Minimum withholding taxes paid on stock awards	(4,863)	(3,193)
Acquisition of noncontrolling interest	(8,784)	—
Distributions to noncontrolling interests	(987)	—
Net cash used by financing activities	(127,976)	(10,913)
Effect of exchange rate changes on cash	(6,567)	(853)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,243	(20,255)
Cash, cash equivalents and restricted cash at beginning of period	73,045	107,369
Cash, cash equivalents and restricted cash at end of period	$76,288	$87,114
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$23	$(7,542)
Cash paid during the period for:
Interest, net of capitalized interest	$35,070	$45,196
Income taxes, net of refunds	$18,030	$12,607
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$28,801	$7,492
Non-cash financing activities
Debt issued for assets	$21	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 27, 2020
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and six month periods ended June 27, 2020 and June 29, 2019, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2019.

(2)Summary of Significant Accounting Policies

(a)Basis of Presentation

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of June 27, 2020, and include the 13 and 26 weeks ended June 27, 2020, and the 13 and 26 weeks ended June 29, 2019.

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

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the three months ended June 27, 2020 and June 29, 2019, the Company sold approximately $86.3 million and $50.7 million of its trade receivables and incurred approximately $0.3 million and $0.3 million in fees, which are recorded as interest expense, respectively. For the six months ended June 27, 2020 and June 29, 2019, the Company sold approximately $170.8 million and $83.2 million of its trade receivables and incurred approximately $0.7 million and $0.5 million in fees, which are recorded as interest expense, respectively.

(e) Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when control of the promised finished product is transferred to the Company's customer.  See Note 19 (Revenue) to the Company's Consolidated Financial Statements included herein.

(f) Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains/(losses) in determining net income. The Company incurred net foreign currency translation gains/(losses) of approximately $(44.4) million and $11.2 million for the six months ended June 27, 2020 and June 29, 2019, respectively.

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

As a result of the current global COVID-19 pandemic, and related government imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the six months ended June 27, 2020, the Company has not observed any impairments of the Company's assets or a significant change in the fair value of due to the COVID-19 pandemic.

(i) Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation including reclassification of the Company's investment equity in net income of Diamond Green Diesel to operating income. See Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements included herein for further discussion.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		June 27, 2020			June 29, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$65,439	162,154	$0.40	$26,258	164,935	$0.16
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,882			5,801
Less: Pro forma treasury shares		(2,037)			(2,304)
Diluted:
Net income attributable to Darling	$65,439	165,999	$0.39	$26,258	168,432	$0.16

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		June 27, 2020			June 29, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$150,949	162,814	$0.93	$44,270	164,895	$0.27
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		6,315			5,964
Less: Pro forma treasury shares		(2,166)			(2,313)
Diluted:
Net income attributable to Darling	$150,949	166,963	$0.90	$44,270	168,546	$0.26

For the three months ended June 27, 2020 and June 29, 2019, respectively, 1,157,300 and 641,399 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended June 27, 2020 and June 29, 2019, respectively, 626,783 and 556,418 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended June 27, 2020 and June 29, 2019, respectively, 576,911 and 641,399 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the six months ended June 27, 2020 and June 29, 2019, respectively, 540,776 and 471,661 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.
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

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	June 30, 2020	December 31, 2019
Assets:
Total current assets	$581,334	$668,026
Property, plant and equipment, net	894,415	713,489
Other assets	27,959	30,710
Total assets	$1,503,708	$1,412,225
Liabilities and members' equity:
Total current portion of long term debt	$495	$341
Total other current liabilities	89,533	75,802
Total long term debt	8,969	8,742
Total other long term liabilities	4,023	4,422
Total members' equity	1,400,688	1,322,918
Total liabilities and members' equity	$1,503,708	$1,412,225

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Operating revenues	$295,826	$294,811	$654,441	$597,529
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	157,611	207,024	308,958	450,087
Depreciation, amortization and accretion expense	11,114	11,914	22,888	23,332
Total costs and expenses	168,725	218,938	331,846	473,419
Operating income	127,101	75,873	322,595	124,110
Other income	200	634	661	1,275
Interest and debt expense, net	(317)	(321)	(632)	(645)
Net income	$126,984	$76,186	$322,624	$124,740

As of June 27, 2020 under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $700.3 million on the consolidated balance sheet. The Company has recorded an equity in net income of approximately $63.5 million and $38.1 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The Company has recorded an equity in net income of approximately $161.3 million and $62.4 million for the six months ended June 27, 2020 and June 29, 2019, respectively. In December 2019, the blender tax credits for calendar year 2018 and 2019 were retroactively reinstated by the U.S. Congress. In addition, blenders tax credits were extended for calendar years 2020, 2021 and 2022. For the three and six months ended June 30, 2019, the DGD Joint Venture results do not include any blenders tax credits, while in the three and six months ended June 30, 2020, the DGD Joint Venture recorded approximately $72.2 million and $152.2 million of blenders tax credits, respectively. In April 2020, the Company received a $125.0 million dividend distribution from the DGD Joint Venture. In July 2020, the DGD Joint Venture made dividend distributions to each partner in the amount of approximately $80.2 million.

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
(5) Inventories

A summary of inventories follows (in thousands):

	June 27, 2020	December 28, 2019
Finished product	$223,792	$199,799
Work in process	91,136	81,841
Raw material	37,663	41,964
Supplies and other	42,117	39,353
	$394,708	$362,957

(6) Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	June 27, 2020	December 28, 2019
Indefinite Lived Intangible Assets
Trade names	$52,878	$52,733
	52,878	52,733
Finite Lived Intangible Assets:
Routes	368,558	382,263
Permits	477,916	483,593
Non-compete agreements	3,110	3,840
Trade names	65,670	65,670
Royalty, consulting, land use rights and leasehold	24,291	20,737
	939,545	956,103
Accumulated Amortization:
Routes	(175,721)	(169,050)
Permits	(286,960)	(272,213)
Non-compete agreements	(2,624)	(3,111)
Trade names	(36,165)	(32,890)
Royalty, consulting, land use rights and leasehold	(5,805)	(5,178)
	(507,275)	(482,442)
Total Intangible assets, less accumulated amortization	$485,148	$526,394

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles partially decreased in fiscal 2020 as a result of approximately $5.8 million of fully amortized asset retirements with the remainder of the decrease as a result of foreign currency translation. Amortization expense for the three and six months ended June 27, 2020 and June 29, 2019, was approximately $18.0 million, $18.4 million and $36.1 million and $36.9 million, respectively.

(7) Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 28, 2019
Goodwill	$793,457	$329,654	$116,555	$1,239,666
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	777,543	329,193	116,555	1,223,291
Foreign currency translation	(6,458)	1,132	(788)	(6,114)
Balance at June 27, 2020
Goodwill	786,999	330,786	115,767	1,233,552
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	$771,085	$330,325	$115,767	$1,217,177

(8) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 27, 2020	December 28, 2019
Compensation and benefits	$95,224	$107,324
Accrued ad valorem, and franchise taxes	34,859	30,231
Accrued operating expenses	63,116	67,194
Other accrued expense	116,805	106,642
	$310,004	$311,391

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

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease expense	$11,785	$12,511	$23,294	$24,828
Short-term lease costs	5,581	2,697	11,826	5,750
Total lease cost	$17,366	$15,208	35,120	30,578

Other information (in thousands, except lease terms and discount rates):

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement lease liabilities
Operating cash flows from operating leases	$25,282	$24,980

	June 27, 2020	December 28, 2019
Operating right-of-use assets, net	$134,901	$124,726

Operating lease liability, current	$39,532	$37,805
Operating lease liability, non-current	99,482	91,424
Total operating lease liabilities	$139,014	$129,229

Weighted average remaining lease term - operating leases	6.27 years	6.50 years
Weighted average discount rate - operating leases	4.45%	4.71%

Future annual minimum lease payments and capital lease commitments as of June 27, 2020 are as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2020 (excluding the six months ended June 27, 2020)	$23,791	$73
2021	37,458	16
2022	26,870	16
2023	22,183	10
2024	16,170	8
Thereafter	27,160	1
	$153,632	$124
Less amounts representing interest	$(14,618)	(6)
Lease obligations included in current and long-term liabilities	$139,014	$118

(10) Debt

Debt consists of the following (in thousands):

	June 27, 2020	December 28, 2019
Amended Credit Agreement:
Revolving Credit Facility	$10,000	$39,000
Term Loan B	495,000	495,000
Less unamortized deferred loan costs	(6,983)	(7,696)
Carrying value Term Loan B	488,017	487,304

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(6,126)	(6,494)
Carrying value 5.25% Senior Notes due 2027	493,874	493,506

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	577,315	574,096
Less unamortized deferred loan costs - Denominated in euro	(6,530)	(6,982)
Carrying value 3.625% Senior Notes due 2026	570,785	567,114

Other Notes and Obligations	33,200	62,501
	1,595,876	1,649,425
Less Current Maturities	42,758	90,996
	$1,553,118	$1,558,429

As of June 27, 2020, the Company had capital lease obligations denominated in Canadian dollars included in debt. The total Canadian dollar finance lease obligation was approximately CAD$0.1 million.

As of June 27, 2020, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at June 27, 2020, the Company had capital lease obligations denominated in euros included in debt. The total euro finance lease obligations was less than approximately €0.1 million.

As of June 27, 2020, the Company had other notes and obligations that consist of various overdraft facilities of approximately $15.2 million, a China working capital line of credit of approximately $17.4 million and other debt of approximately $0.6 million.

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

As of June 27, 2020, the Company had $10.0 million outstanding under the revolver at base rate plus a margin of 1.00% per annum for a total of 4.25% per annum. The Company had $495.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 2.18% per annum. As of June 27, 2020, the Company had availability of $939.7 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities and letters of credit issued of $3.6 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $10.3 million at June 27, 2020.

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

As of June 27, 2020, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

(11) Income Taxes

The Company has provided income taxes for the three and six month periods ended June 27, 2020 and June 29, 2019, based on its estimate of the effective tax rate for the entire 2020 and 2019 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of June 27, 2020, the Company had $8.5 million of gross unrecognized tax benefits and $0.7 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company’s gross unrecognized tax benefits may decrease by up to $3.9 million, excluding interest and penalties. The possible change in unrecognized tax benefits relates to the resolution of an uncertain tax position upon the restructuring of certain subsidiaries.

On March 27, 2020, the CARES Act (the “Act”) was enacted in response to the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. The Company is continuing to evaluate the impact of the Act and changes to income tax laws and regulations in other jurisdictions and currently does not expect they will materially impact the Company.

The Company’s major taxing jurisdictions include the United States (federal and state), Canada, the Netherlands, Belgium, Brazil, Germany, France and China. The Company is subject to regular examination by various tax authorities and although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company’s major tax jurisdictions is open for varying periods, but is generally closed through the 2013 tax year.

(12)   Other Comprehensive Income/(Loss)

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income/(loss) and its components.  Other comprehensive income/(loss) is derived from adjustments that reflect pension adjustments, corn option adjustments, foreign exchange forward adjustments, heating oil swap adjustments and foreign currency translation adjustments.

In the first six months of fiscal 2020, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the three and six months ended June 27, 2020 and June 29, 2019 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$8	$9	$(2)	$(2)	$6	$7
Amortization of actuarial loss	854	1,147	(213)	(295)	641	852
Total defined benefit pension plans	862	1,156	(215)	(297)	647	859
Corn option derivatives
Gain/(loss) reclassified to net income	639	(37)	(160)	10	479	(27)
Gain/(loss) activity recognized in other comprehensive income/(loss)	1,768	67	(443)	(18)	1,325	49
Total corn option derivatives	2,407	30	(603)	(8)	1,804	22
Heating oil derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	(11,921)	2,874	2,981	(741)	(8,940)	2,133
Total heating oil derivatives	(11,921)	2,874	2,981	(741)	(8,940)	2,133
Foreign exchange derivatives
Gain/(loss) reclassified to net income	(4,835)	287	1,176	(111)	(3,659)	176
Gain/(loss) activity recognized in other comprehensive income/(loss)	13,546	1,854	(4,208)	(579)	9,338	1,275
Total foreign exchange derivatives	8,711	2,141	(3,032)	(690)	5,679	1,451

Foreign currency translation	20,852	16,652	(713)	(326)	20,139	16,326

Other comprehensive income/(loss)	$20,911	$22,853	$(1,582)	$(2,062)	$19,329	$20,791

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$16	$18	$(4)	$(5)	$12	$13
Amortization of actuarial loss	1,708	2,293	(425)	(589)	1,283	1,704
Total defined benefit pension plans	1,724	2,311	(429)	(594)	1,295	1,717
Corn option derivatives
Gain/(loss) reclassified to net income	939	(37)	(235)	10	704	(27)
Gain/(loss) activity recognized in other comprehensive income/(loss)	1,649	67	(413)	(18)	1,236	49
Total corn option derivatives	2,588	30	(648)	(8)	1,940	22
Heating oil derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	2,573	2,874	(643)	(741)	1,930	2,133
Total heating oil derivatives	2,573	2,874	(643)	(741)	1,930	2,133
Foreign exchange derivatives
Gain/(loss) reclassified to net income	(5,247)	287	1,305	(111)	(3,942)	176
Gain/(loss) activity recognized in other comprehensive income/(loss)	626	(1,080)	(156)	418	470	(662)
Total foreign exchange derivatives	(4,621)	(793)	1,149	307	(3,472)	(486)

Foreign currency translation	(45,035)	11,259	(62)	181	(45,097)	11,440

Other comprehensive income/(loss)	$(42,771)	$15,681	$(633)	$(855)	$(43,404)	$14,826

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three and six months ended June 27, 2020 and June 29, 2019 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	Statement of Operations Classification
Derivative instruments
Foreign exchange contracts	$4,835	$(287)	$5,247	$(287)	Net sales
Corn option derivatives	(639)	37	(939)	37	Cost of sales and operating expenses
	4,196	(250)	4,308	(250)	Total before tax
	(1,016)	101	(1,070)	101	Income taxes
	3,180	(149)	3,238	(149)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(8)	$(9)	$(16)	$(18)	(a)
Amortization of actuarial loss	(854)	(1,147)	(1,708)	(2,293)	(a)
	(862)	(1,156)	(1,724)	(2,311)	Total before tax
	215	297	429	594	Income taxes
	(647)	(859)	(1,295)	(1,717)	Net of tax
Total reclassifications	$2,533	$(1,008)	$1,943	$(1,866)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of June 27, 2020 as follows (in thousands):

	Six Months Ended June 27, 2020
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive Income/(loss) December 28, 2019, attributable to Darling, net of tax	$(282,338)	$(5,505)	$(34,004)	$(321,847)
Other comprehensive loss before reclassifications	(45,097)	3,636	—	(41,461)
Amounts reclassified from accumulated other comprehensive loss	—	(3,238)	1,295	(1,943)
Net current-period other comprehensive income/(loss)	(45,097)	398	1,295	(43,404)
Noncontrolling interest	(729)	—	—	(729)
Accumulated Other Comprehensive Income/(loss) June 27, 2020, attributable to Darling, net of tax	(326,706)	$(5,107)	$(32,709)	$(364,522)

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

During the first quarter of fiscal 2020, the Company repurchased approximately $55.0 million of its common stock in the open market and no common stock was repurchased in the second quarter of fiscal 2020. As of June 27, 2020, the Company had approximately $125.8 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2020. On August 3, 2020, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $200.0 million of the Company's Common depending on market conditions.

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

Net pension cost for the three and six months ended June 27, 2020 and June 29, 2019 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$749	$683	$1,504	$1,361
Interest cost	1,430	1,714	2,858	3,424
Expected return on plan assets	(2,032)	(1,817)	(4,071)	(3,636)
Amortization of prior service cost	8	9	16	18
Amortization of net loss	854	1,147	1,708	2,293
Net pension cost	$1,009	$1,736	$2,015	$3,460

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at June 27, 2020, the Company expects to contribute approximately $4.8 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 27, 2020 and June 29, 2019 of approximately $2.4 million and $1.5 million, respectively.

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

The Company has received notices of withdrawal liability from five U.S. multiemployer plans in which it participated. During the second quarter of fiscal 2020, the Company settled one of the withdrawal liabilities for approximately $2.5 million. As of June 27, 2020, the Company has an aggregate accrued liability of approximately $2.8 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(15) Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward and option contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At June 27, 2020, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2019 and fiscal 2020, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2021. At June 27, 2020 and December 28, 2019, the aggregate fair value of these corn option contracts was approximately $3.6 million and $0.4 million, respectively. These amounts are included in other current assets and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2019 and fiscal 2020, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At June 27, 2020 and December 28, 2019, the aggregate fair value of these foreign exchange contracts was approximately $0.1 million and $1.3 million, respectively. The June 27, 2020 amounts are included in other current assets, accrued expense and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The December 28, 2019 amounts are included in other current assets, accrued expense and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of June 27, 2020, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	40,217	Euro	6,750
Brazilian real	1,544,422	U.S. dollar	345,911
Euro	48,776	U.S. dollar	54,613
Euro	20,717	Polish zloty	92,000
Euro	7,241	Japanese yen	861,057
Euro	11,026	Chinese renminbi	87,689
Euro	15,266	Australian dollar	24,850
Euro	5,432	British pound	4,832
Euro	33	Canadian dollar	50
Polish zloty	19,707	Euro	4,427
British pound	157	Euro	173
British pound	33	U.S. dollar	41
Japanese yen	20,355	U.S. dollar	190
U.S. dollar	1,132	Japanese yen	121,000
U.S. dollar	49,784	Euro	45,000
Chinese renminbi	2,265	Euro	284

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at June 27, 2020 into earnings over the next 12 months will be approximately $8.1 million. As of June 27, 2020, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and six months ended June 27, 2020 and June 29, 2019 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Foreign exchange	Foreign currency loss	$1,257	$(335)	$(38)	$1,536
Foreign exchange	Net sales	(107)	(234)	623	62
Foreign exchange	Cost of sales and operating expenses	(170)	151	(1,057)	(94)
Foreign exchange	Selling, general and administrative expense	1,180	(351)	6,904	522
Corn options and futures	Net sales	935	(612)	1,790	(262)
Corn options and futures	Cost of sales and operating expenses	(1,245)	1,516	(3,086)	643
Heating oil swaps and options	Net sales	(38)	—	(38)	—
Heating Oil swaps and options	Cost of sales and operating expenses	—	—	—	(506)
Total		$1,812	$135	$5,098	$1,901

At June 27, 2020, the Company had forward purchase agreements in place for purchases of approximately $32.7 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of June 27, 2020 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at June 27, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$13,592	$—	$13,592	$—
Total Assets	$13,592	$—	$13,592	$—

Liabilities:
Derivative instruments	$8,488	$—	$8,488	$—
5.25% Senior notes	511,750	—	511,750	—
3.625% Senior notes	579,797	—	579,797	—
Term loan B	487,575	—	487,575	—
Revolver debt	9,800	—	9,800	—
Total Liabilities	$1,597,410	$—	$1,597,410	$—

		Fair Value Measurements at December 28, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,140	$—	$4,140	$—
Total Assets	$4,140	$—	$4,140	$—

Liabilities:
Derivative instruments	$1,593	$—	$1,593	$—
5.25% Senior notes	531,850	—	531,850	—
3.625% Senior notes	605,327	—	605,327	—
Term loan B	497,475	—	497,475	—
Revolver debt	38,805	—	38,805	—
Total Liabilities	$1,675,050	$—	$1,675,050	$—

Derivative assets and liabilities consist of the Company’s corn future contracts and foreign currency contracts, which represents the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 15 (Derivatives) to the Company's Consolidated Financial Statements included herein for discussion on the Company's derivatives.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At June 27, 2020 and December 28, 2019, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $67.5 million and $70.5 million, respectively.  The Company has insurance recovery receivables of approximately $26.2 million as of June 27, 2020 and December 28, 2019, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 27, 2020
Net Sales	$503,690	$278,934	$66,049	$—	$848,673
Cost of sales and operating expenses	367,902	220,159	44,286	—	632,347
Gross Margin	135,788	58,775	21,763	—	216,326

Loss/(gain) on sale of assets	76	(48)	(1)	—	27
Selling, general and administrative expenses	50,484	22,564	3,953	13,192	90,193
Depreciation and amortization	52,683	19,972	7,980	2,675	83,310
Equity in net income of Diamond Green Diesel	—	—	63,492	—	63,492
Segment operating income/(loss)	32,545	16,287	73,323	(15,867)	106,288

Equity in net income of other unconsolidated subsidiaries	692	—	—	—	692
Segment income/(loss)	33,237	16,287	73,323	(15,867)	106,980

Total other expense					(20,539)
Income before income taxes					$86,441

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 29, 2019
Net Sales	$487,447	$274,835	$65,042	$—	$827,324
Cost of sales and operating expenses	376,955	214,444	53,317	—	644,716
Gross Margin	110,492	60,391	11,725	—	182,608

Gain on sale of assets	(524)	(13,379)	(23)	—	(13,926)
Selling, general and administrative expenses	46,465	23,431	425	10,696	81,017
Depreciation and amortization	48,720	19,861	8,362	2,543	79,486
Equity in net income of Diamond Green Diesel	—	—	38,093	—	38,093
Segment operating income/(loss)	15,831	30,478	41,054	(13,239)	74,124

Equity in net Income of other unconsolidated subsidiaries	82	—	—	—	82
Segment income/(loss)	15,913	30,478	41,054	(13,239)	74,206

Total other expense					(35,386)
Income before income taxes					$38,820

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 27, 2020
Net Sales	$1,016,315	$549,228	$135,972	$—	$1,701,515
Cost of sales and operating expenses	756,355	425,589	97,311	—	1,279,255
Gross Margin	259,960	123,639	38,661	—	422,260

Loss/(gain) on sale of assets	126	(46)	8	—	88
Selling, general and administrative expense	104,431	48,040	5,607	28,308	186,386
Depreciation and amortization	106,204	40,277	16,072	5,428	167,981
Equity in net income of Diamond Green Diesel	—	—	161,312	—	161,312
Segment operating income/(loss)	49,199	35,368	178,286	(33,736)	229,117

Equity in net income of other unconsolidated subsidiaries	1,561	—	—	—	1,561
Segment income/(loss)	50,760	35,368	178,286	(33,736)	230,678

Total other expense					(39,846)
Income before income taxes					$190,832

Segment assets at June 27, 2020	$2,600,884	$1,325,739	$1,090,623	$309,908	$5,327,154

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 29, 2019
Net Sales	$983,266	$553,999	$125,163	$—	$1,662,428
Cost of sales and operating expenses	763,814	428,448	103,367	—	1,295,629
Gross Margin	219,452	125,551	21,796	—	366,799

Loss/(gain) on sale of assets	(4,914)	(13,265)	3	—	(18,176)
Selling, general and administrative expense	95,296	45,318	(329)	25,735	166,020
Depreciation and amortization	98,089	39,372	16,160	5,029	158,650
Equity in net income of Diamond Green Diesel	—	—	62,370	—	62,370
Segment operating income/(loss)	30,981	54,126	68,332	(30,764)	122,675

Equity in net loss of other unconsolidated subsidiaries	(422)	—	—	—	(422)
Segment income/(loss)	30,559	54,126	68,332	(30,764)	122,253

Total other expense					(58,519)
Income before income taxes					$63,734

Segment assets at December 28, 2019	$2,653,363	$1,345,526	$1,087,701	$258,668	$5,345,258

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

The following tables presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and six months ended June 27, 2020 and June 29, 2019 (in thousands):

	Three Months Ended June 27, 2020
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$419,318	$58,548	$991	$478,857
Europe	78,466	157,326	65,058	300,850
China	3,354	45,043	—	48,397
South America	—	2,080	—	2,080
Other	2,552	15,937	—	18,489
Net sales	$503,690	$278,934	$66,049	$848,673

Major product types
Fats	$167,507	$31,839	$—	$199,346
Used cooking oil	39,007	—	—	39,007
Proteins	210,141	—	—	210,141
Bakery	37,964	—	—	37,964
Other rendering	39,464	—	—	39,464
Food ingredients	—	223,526	—	223,526
Bioenergy	—	—	65,058	65,058
Biofuels	—	—	991	991
Other	9,607	23,569	—	33,176
Net sales	$503,690	$278,934	$66,049	$848,673

	Six Months Ended June 27, 2020
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$846,781	$104,963	$6,391	$958,135
Europe	158,909	315,913	129,581	604,403
China	5,777	84,999	—	90,776
South America	—	12,666	—	12,666
Other	4,848	30,687	—	35,535
Net sales	$1,016,315	$549,228	$135,972	$1,701,515

Major product types
Fats	$330,791	$65,315	$—	$396,106
Used cooking oil	86,615	—	—	86,615
Proteins	406,121	—	—	406,121
Bakery	85,065	—	—	85,065
Other rendering	86,628	—	—	86,628
Food ingredients	—	438,319	—	438,319
Bioenergy	—	—	129,581	129,581
Biofuels	—	—	6,391	6,391
Other	21,095	45,594	—	66,689
Net sales	$1,016,315	$549,228	$135,972	$1,701,515

	Three Months Ended June 29, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$401,450	$54,801	$9,644	$465,895
Europe	78,857	147,807	55,398	282,062
China	4,953	42,984	—	47,937
South America	—	12,121	—	12,121
Other	2,187	17,122	—	19,309
Net sales	$487,447	$274,835	$65,042	$827,324

Major product types
Fats	$143,542	$30,785	$—	$174,327
Used cooking oil	45,299	—	—	45,299
Proteins	200,385	—	—	200,385
Bakery	44,415	—	—	44,415
Other rendering	40,883	—	—	40,883
Food ingredients	—	223,236	—	223,236
Bioenergy	—	—	55,398	55,398
Biofuels	—	—	9,644	9,644
Other	12,923	20,814	—	33,737
Net sales	$487,447	$274,835	$65,042	$827,324

	Six Months Ended June 29, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$811,687	$103,614	$15,354	$930,655
Europe	158,855	299,459	109,809	568,123
China	7,905	89,921	—	97,826
South America	—	24,790	—	24,790
Other	4,819	36,215	—	41,034
Net sales	$983,266	$553,999	$125,163	$1,662,428

Major product types
Fats	$288,418	$65,923	$—	$354,341
Used cooking oil	90,705	—	—	90,705
Proteins	406,198	—	—	406,198
Bakery	90,071	—	—	90,071
Other rendering	82,137	—	—	82,137
Food ingredients	—	445,144	—	445,144
Bioenergy	—	—	109,809	109,809
Biofuels	—	—	15,354	15,354
Other	25,737	42,932	—	68,669
Net sales	$983,266	$553,999	$125,163	$1,662,428

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

Food Ingredients. Food ingredients includes collection and processing of pigskin, hide, bone and fish into finished product. It also includes harvesting, sorting and selling of hog and sheep casings as well as harvesting, purchasing and processing of hog, sheep and beef meat for pet food industry. Collagen and CTH meat and casings net sales are recognized when the Company ships the finished product to the customer and control has been transferred.

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2020 under these long-term supply contracts was approximately $16.6 million, with the remaining performance obligations to be recognized in future periods (generally 3 years) of approximately $204.9 million.

(20) Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, up to the DGD Joint Venture's full operational requirement of feedstock, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended June 27, 2020 and June 29, 2019, the Company has recorded sales to the DGD Joint Venture of approximately $72.3 million and $51.0 million, respectively. For the six months ended June 27, 2020 and June 29, 2019, the Company has recorded sales to the DGD Joint Venture of approximately $134.4 million and $102.2 million, respectively. At June 27, 2020 and December 28, 2019, the Company has $13.7 million and $17.8 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $8.6 million and $7.8 million of additional sales for the three months ended June 27, 2020 and June 29, 2019, respectively to defer the Company's portion of profit of approximately $1.7 million and $1.4 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at June 27, 2020 and June 29, 2019, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2021, unless extended by agreement of the parties. As of June 27, 2020, no amounts are owed to Darling Green under the DGD Loan Agreement.

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

(21)    New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or reorganizing the effects of) contract modifications on financial reporting, caused by reference rate reform. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this ASU in the first quarter of fiscal 2020 did not have a material impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurements. This ASU amends Topic 820, Fair Value Measurement, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The adoption of this ASU at the beginning of fiscal year 2020 did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 Simplifying the Test for Goodwill Impairment. This ASU amends Topic 350, Intangibles-Goodwill and Other, which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of the assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of this ASU at the beginning of fiscal 2020 did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods therein. The initial adoption of this ASU at the beginning of fiscal year 2020 did not have a material impact on the Company's consolidated financial statements.

(22)     Guarantor Financial Information

The Company's 5.25% Notes and 3.625% Notes (see Note 10 (Debt) to the Company's Consolidated Financial Statements included herein) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National LLC, Griffin Industries LLC and its subsidiary Craig Protein Division, Inc., Darling Global Holdings Inc., EV Acquisition, LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of June 27, 2020 and December 28, 2019, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) and the condensed consolidated statements of cash flows for the three and six months ended June 27, 2020 and June 29, 2019. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of June 27, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$968	$25	$75,192	$—	$76,185
Restricted cash	103	—	—	—	103
Accounts receivable	45,605	694,352	642,619	(1,006,668)	375,908
Inventories	21,711	96,458	276,539	—	394,708
Income taxes refundable	1,322	—	2,430	—	3,752
Prepaid expenses	18,001	3,316	24,686	—	46,003
Other current assets	7,528	(3,720)	44,049	(13,465)	34,392
Total current assets	95,238	790,431	1,065,515	(1,020,133)	931,051
Investment in subsidiaries	5,602,453	1,283,699	844,045	(7,730,197)	—
Property, plant and equipment, net	432,057	518,120	823,152	—	1,773,329
Intangible assets, net	41,583	155,546	288,019	—	485,148
Goodwill	49,902	490,748	676,527	—	1,217,177
Investment in unconsolidated subsidiaries	—	—	729,094	—	729,094
Operating lease right-of-use asset	79,306	29,662	25,933	—	134,901
Other assets	34,704	134	57,258	(50,445)	41,651
Deferred taxes	—	—	14,803	—	14,803
	$6,335,243	$3,268,340	$4,524,346	$(8,800,775)	$5,327,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,315	$11	$35,897	$(13,465)	$42,758
Accounts payable	1,033,477	19,961	150,752	(1,006,662)	197,528
Income taxes payable	2,882	—	13,592	—	16,474
Current operating lease liability	20,873	10,520	8,139	—	39,532
Accrued expenses	93,432	26,689	189,889	(6)	310,004
Total current liabilities	1,170,979	57,181	398,269	(1,020,133)	606,296
Long-term debt, net of current portion	1,032,352	25	571,186	(50,445)	1,553,118
Long-term operating lease liability	63,948	18,767	16,767	—	99,482
Other noncurrent liabilities	75,902	—	33,144	—	109,046
Deferred income taxes	142,606	—	118,252	—	260,858
Total liabilities	2,485,787	75,973	1,137,618	(1,070,578)	2,628,800
Total stockholders’ equity	3,849,456	3,192,367	3,386,728	(7,730,197)	2,698,354
	$6,335,243	$3,268,340	$4,524,346	$(8,800,775)	$5,327,154

Condensed Consolidated Balance Sheet
As of December 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$551	$26	$72,358	$—	$72,935
Restricted cash	103	—	7	—	110
Accounts receivable	51,097	702,945	518,614	(866,318)	406,338
Inventories	26,893	86,609	249,455	—	362,957
Income taxes refundable	1,106	—	2,211	—	3,317
Prepaid expenses	20,888	2,241	23,470	—	46,599
Other current assets	5,399	(2,326)	40,872	(18,913)	25,032
Total current assets	106,037	789,495	906,987	(885,231)	917,288
Investment in subsidiaries	5,365,956	1,366,635	844,043	(7,576,634)	—
Property, plant and equipment, net	434,237	524,577	843,597	—	1,802,411
Intangible assets, net	44,404	170,581	311,409	—	526,394
Goodwill	49,902	490,748	682,641	—	1,223,291
Investment in unconsolidated subsidiary	—	—	689,354	—	689,354
Operating lease right-of-use asset	74,005	31,243	19,478	—	124,726
Other assets	35,456	134	61,974	(50,164)	47,400
Deferred income taxes	—	—	14,394	—	14,394
	$6,109,997	$3,373,413	$4,373,877	$(8,512,029)	$5,345,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$40,916	$10	$68,983	$(18,913)	$90,996
Accounts payable	893,490	29,535	182,484	(866,257)	239,252
Income taxes payable	(10)	—	8,905	—	8,895
Current operating lease liability	20,454	10,510	6,841	—	37,805
Accrued expenses	116,758	32,861	161,833	(61)	311,391
Total current liabilities	1,071,608	72,916	429,046	(885,231)	688,339
Long-term debt, net of current portion	1,040,974	30	567,589	(50,164)	1,558,429
Long-term operating lease liability	58,970	20,281	12,173	—	91,424
Other noncurrent liabilities	80,409	—	35,376	—	115,785
Deferred income taxes	122,109	—	125,822	—	247,931
Total liabilities	2,374,070	93,227	1,170,006	(935,395)	2,701,908
Total stockholders’ equity	3,735,927	3,280,186	3,203,871	(7,576,634)	2,643,350
	$6,109,997	$3,373,413	$4,373,877	$(8,512,029)	$5,345,258

Condensed Consolidated Statements of Operations
For the three months ended June 27, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$185,915	$310,650	$404,358	$(52,250)	$848,673
Cost and expenses:
Cost of sales and operating expenses	140,742	245,968	297,887	(52,250)	632,347
Loss/(gain) on sale of assets	76	(8)	(41)	—	27
Selling, general and administrative expenses	44,937	11,024	34,232	—	90,193
Depreciation and amortization	16,989	26,223	40,098	—	83,310
Total costs and expenses	202,744	283,207	372,176	(52,250)	805,877
Equity in net income of Diamond Green Diesel	—	—	63,492	—	63,492
Operating income/(loss)	(16,829)	27,443	95,674	—	106,288

Interest expense	(12,451)	(44)	(5,425)	—	(17,920)
Foreign currency gains/(losses)	(184)	(1)	(949)	—	(1,134)
Other income/(expense), net	(1,200)	(290)	5	—	(1,485)
Equity in net income of other unconsolidated subsidiaries	—	—	692	—	692
Earnings in investments in subsidiaries	88,848	—	—	(88,848)	—
Income/(loss) before taxes	58,184	27,108	89,997	(88,848)	86,441
Income tax expense/(benefit)	(7,255)	6,045	21,156	—	19,946
Net income attributable to noncontrolling interests	—	—	(1,056)	—	(1,056)
Net income/(loss) attributable to Darling	$65,439	$21,063	$67,785	$(88,848)	$65,439

Condensed Consolidated Statements of Operations
For the six months ended June 27, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$366,834	$620,951	$809,383	$(95,653)	$1,701,515
Cost and expenses:
Cost of sales and operating expenses	284,884	492,288	597,736	(95,653)	1,279,255
Loss/(gain) on sale of assets	38	55	(5)	—	88
Selling, general and administrative expenses	93,011	23,541	69,834	—	186,386
Depreciation and amortization	34,261	52,816	80,904	—	167,981
Total costs and expenses	412,194	568,700	748,469	(95,653)	1,633,710
Equity in net income of Diamond Green Diesel	—	—	161,312	—	161,312
Operating income/(loss)	(45,360)	52,251	222,226	—	229,117

Interest expense	(26,226)	(102)	(10,682)	—	(37,010)
Foreign currency losses	(510)	(25)	1,065	—	530
Other income/(expense), net	(2,740)	(629)	3	—	(3,366)
Equity in net income of other unconsolidated subsidiaries	—	—	1,561	—	1,561
Earnings in investments in subsidiaries	210,787	—	—	(210,787)	—
Income/(loss) before taxes	135,951	51,495	214,173	(210,787)	190,832
Income tax expense/(benefit)	(14,998)	10,320	42,924	—	38,246
Net income attributable to noncontrolling interests	—	—	(1,637)	—	(1,637)
Net income/(loss) attributable to Darling	$150,949	$41,175	$169,612	$(210,787)	$150,949

Condensed Consolidated Statements of Operations
For the three months ended June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$156,927	$325,744	$399,339	$(54,686)	$827,324
Cost and expenses:
Cost of sales and operating expenses	125,586	268,582	305,234	(54,686)	644,716
Loss (gain) on sale of assets	(26)	(511)	(13,389)	—	(13,926)
Selling, general and administrative expenses	40,570	10,776	29,671	—	81,017
Depreciation and amortization	14,224	25,165	40,097	—	79,486
Total costs and expenses	180,354	304,012	361,613	(54,686)	791,293
Equity in net income of Diamond Green Diesel	—	—	38,093	—	38,093
Operating income/(loss)	(23,427)	21,732	75,819	—	74,124

Interest expense	(15,078)	(24)	(5,751)	—	(20,853)
Debt extinguishment costs	(12,126)	—	—	—	(12,126)
Foreign currency gains/(losses)	3	1	(392)	—	(388)
Other income/(expense), net	(1,285)	(764)	30	—	(2,019)
Equity in net income/(loss) of other unconsolidated subsidiaries	(1,027)	—	1,109	—	82
Earnings in investments in subsidiaries	68,680	—	—	(68,680)	—
Income/(loss) before taxes	15,740	20,945	70,815	(68,680)	38,820
Income tax expense/(benefit)	(10,518)	4,126	14,168	—	7,776
Net income attributable to noncontrolling interests	—	—	(4,786)	—	(4,786)
Net income/(loss) attributable to Darling	$26,258	$16,819	$51,861	$(68,680)	$26,258

Condensed Consolidated Statements of Operations
For the six months ended June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$317,157	$655,735	$803,250	$(113,714)	$1,662,428
Cost and expenses:
Cost of sales and operating expenses	253,910	540,253	615,180	(113,714)	1,295,629
Loss (gain) on sale of assets	42	(4,988)	(13,230)	—	(18,176)
Selling, general and administrative expenses	87,993	22,723	55,304	—	166,020
Depreciation and amortization	28,597	51,277	78,776	—	158,650
Total costs and expenses	370,542	609,265	736,030	(113,714)	1,602,123
Equity in net income of Diamond Green Diesel	—	—	62,370	—	62,370
Operating income/(loss)	(53,385)	46,470	129,590	—	122,675

Interest expense	(29,105)	(56)	(11,568)	—	(40,729)
Debt extinguishment costs	(12,126)	—	—	—	(12,126)
Foreign currency gains/(losses)	(1)	1	(1,120)	—	(1,120)
Other income/(expense), net	(2,852)	(1,976)	284	—	(4,544)
Equity in net income/(loss) of other unconsolidated subsidiaries	(1,918)	—	1,496	—	(422)
Earnings in investments in subsidiaries	123,307	—	—	(123,307)	—
Income/(loss) before taxes	23,920	44,439	118,682	(123,307)	63,734
Income tax expense/(benefit)	(20,350)	9,099	24,301	—	13,050
Net income attributable to noncontrolling interests	—	—	(6,414)	—	(6,414)
Net income/(loss) attributable to Darling	$44,270	$35,340	$87,967	$(123,307)	$44,270

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended June 27, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$66,495	$21,063	$67,785	$(88,848)	$66,495
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(1,364)	—	21,503	—	20,139
Pension adjustments	518	—	129	—	647
Corn option derivative adjustments	1,804	—	—	—	1,804
Heating oil derivative adjustments	—	—	(8,940)	—	(8,940)
Foreign exchange derivative adjustments	—	—	5,679	—	5,679
Total other comprehensive income/(loss), net of tax	958	—	18,371	—	19,329
Total comprehensive income/(loss)	67,453	21,063	86,156	(88,848)	85,824
Total comprehensive loss attributable to noncontrolling interest	—	—	416	—	416
Total comprehensive income/(loss) attributable to Darling	$67,453	$21,063	$85,740	$(88,848)	$85,408

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the six months ended June 27, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$152,586	$41,175	$169,612	$(210,787)	$152,586
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	(713)	(128,994)	84,610	—	(45,097)
Pension adjustments	1,036	—	259	—	1,295
Corn option derivative adjustments	1,940	—	—	—	1,940
Heating oil derivative adjustments	—	—	1,930	—	1,930
Foreign exchange derivative adjustments	—	—	(3,472)	—	(3,472)
Total other comprehensive income/(loss), net of tax	2,263	(128,994)	83,327	—	(43,404)
Total comprehensive income/(loss)	154,849	(87,819)	252,939	(210,787)	109,182
Total comprehensive income attributable to noncontrolling interest	—	—	908	—	908
Total comprehensive income/(loss) attributable to Darling	$154,849	$(87,819)	$252,031	$(210,787)	$108,274

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$31,044	$16,819	$51,861	$(68,680)	$31,044
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(326)	—	16,652	—	16,326
Pension adjustments	766	—	93	—	859
Corn option derivative adjustments	22	—	—	—	22
Heating oil derivative adjustments	—	—	2,133	—	2,133
Foreign exchange derivative adjustment	—	—	1,451	—	1,451
Total other comprehensive income/(loss), net of tax	462	—	20,329	—	20,791
Total comprehensive income/(loss)	31,506	16,819	72,190	(68,680)	51,835
Total comprehensive income attributable to noncontrolling interest	—	—	3,315	—	3,315
Total comprehensive income/(loss) attributable to Darling	$31,506	$16,819	$68,875	$(68,680)	$48,520

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the six months ended June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$50,684	$35,340	$87,967	$(123,307)	$50,684
Other comprehensive income/(loss), net of tax:
Foreign currency translation	181	—	11,259	—	11,440
Pension adjustments	1,533	—	184	—	1,717
Corn option derivative adjustments	22	—	—	—	22
Heating oil derivative adjustments	—	—	2,133	—	2,133
Foreign exchange derivative adjustments	—	—	(486)	—	(486)
Total other comprehensive income, net of tax	1,736	—	13,090	—	14,826
Total comprehensive income/(loss)	52,420	35,340	101,057	(123,307)	65,510
Total comprehensive loss attributable to noncontrolling interest	—	—	6,702	—	6,702
Total comprehensive income/(loss) attributable to Darling	$52,420	$35,340	$94,355	$(123,307)	$58,808

Condensed Consolidated Statements of Cash Flows
For the six months ended June 27, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$152,586	$41,175	$169,612	$(210,787)	$152,586
Earnings in investments in subsidiaries	(210,787)	—	—	210,787	—
Other operating cash flows	198,633	(7,774)	(79,796)	—	111,063
Net cash provided/(used) by operating activities	140,432	33,401	89,816	—	263,649

Cash flows from investing activities:
Capital expenditures	(28,661)	(33,673)	(60,870)	—	(123,204)
Investment in subsidiaries and affiliates	(17,534)	—	—	17,534	—
Gross proceeds from sale of property, plant and equipment and other assets	30	275	748	—	1,053
Payments related to routes and other intangibles	(3,416)	—	(296)	—	(3,712)
Net cash provided/(used) in investing activities	(49,581)	(33,398)	(60,418)	17,534	(125,863)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	16,164	—	16,164
Payments on long-term debt	(2)	(4)	(18,233)	—	(18,239)
Borrowings from revolving facilities	233,000	—	142,971	—	375,971
Payments on revolving facilities	(262,000)	—	(143,800)	—	(405,800)
Net cash overdraft financing	(1,604)	—	(24,857)	—	(26,461)
Issuances of common stock	67	—	—	—	67
Repurchase of treasury stock	(55,044)	—	—	—	(55,044)
Contributions from parent	—	—	17,534	(17,534)	—
Minimum withholding taxes paid on stock awards	(4,851)	—	(12)	—	(4,863)
Acquisition of noncontrolling interest	—	—	(8,784)	—	(8,784)
Distributions to noncontrolling interests	—	—	(987)	—	(987)
Net cash provided/(used) in financing activities	(90,434)	(4)	(20,004)	(17,534)	(127,976)

Effect of exchange rate changes on cash	—	—	(6,567)	—	(6,567)

Net increase/(decrease) in cash, cash equivalents and restricted cash	417	(1)	2,827	—	3,243
Cash, cash equivalents and restricted cash at beginning of period	654	26	72,365	—	73,045
Cash, cash equivalents and restricted cash at end of period	$1,071	$25	$75,192	$—	$76,288

Condensed Consolidated Statements of Cash Flows
For the six months ended June 29, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$50,684	$35,340	$87,967	$(123,307)	$50,684
Earnings in investments in subsidiaries	(123,307)	—	—	123,307	—
Other operating cash flows	116,433	884	(13,697)	—	103,620
Net cash provided/(used) by operating activities	43,810	36,224	74,270	—	154,304

Cash flows from investing activities:
Capital expenditures	(63,517)	(44,720)	(59,634)	—	(167,871)
Acquisitions	(1,157)	—	(274)	—	(1,431)
Investment in subsidiaries and affiliates	(1,393)	(393)	—	786	(1,000)
Gross proceeds from sale of property, plant and equipment and other assets	250	7,654	1,910	—	9,814
Proceeds from insurance settlements	—	845	—	—	845
Payments related to routes and other intangibles	(131)	—	(3,019)	—	(3,150)
Net cash provided/(used) by in investing activities	(65,948)	(36,614)	(61,017)	786	(162,793)

Cash flows from financing activities:
Proceeds for long-term debt	500,000	—	7,722	—	507,722
Payments on long-term debt	(507,622)	(3)	(18,605)	—	(526,230)
Borrowings from revolving credit facility	134,000	—	139,485	—	273,485
Payments on revolving credit facility	(96,000)	—	(170,884)	—	(266,884)
Net cash overdraft financing	4,510	—	6,668	—	11,178
Deferred loan costs	(7,003)	—	—	—	(7,003)
Issuances of common stock	12	—	—	—	12
Contributions from parent	—	393	393	(786)	—
Minimum withholding taxes paid on stock awards	(3,192)	—	(1)	—	(3,193)
Net cash provided/(used) by financing activities	24,705	390	(35,222)	(786)	(10,913)

Effect of exchange rate changes on cash	—	—	(853)	—	(853)

Net increase/(decrease) in cash, cash equivalents and restricted cash	2,567	—	(22,822)	—	(20,255)
Cash, cash equivalents and restricted cash at beginning of period	1,098	32	106,239	—	107,369
Cash, cash equivalents and restricted cash at end of period	$3,665	$32	$83,417	$—	$87,114

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial

Statements included herein for the period ended June 27, 2020 included herein, (ii) the conversion of animal fats and recycled greases into biodiesel in North America, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (v) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Observations on the Effects of COVID-19

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. Additionally, various federal, state and local government-imposed movement restrictions and initiatives have been implemented to reduce the global transmission of COVID-19, including reduced or eliminated food services, the promotion of social distancing and the adoption of remote working policies.

To date, these restrictions have not had a material impact on the Company’s operations, as the Company operates in industries that are deemed “critical” and “essential” under the rules imposing these restrictions. In addition, the Company has implemented operational guidelines throughout the Company's organization consistent with the applicable governmental and regulatory policies in the geographies the Company operates intended to protect the Company's employees and prevent the spread of the virus in the Company's workplace, and to date, all of the Company's facilities are operational. The Company believes the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue throughout the remainder of the Company's fiscal year. Among the items that could have a significant impact on the Company's future results is a reduction in the Company's raw material supply due to disruptions in the operations of the Company's third-party suppliers. Accordingly, while to date the Company has experienced no material negative effects on the Company's business and results of operations as a result of the current COVID-19 outbreak, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of the Company's supply chain partners and finished product customers, which ultimately could result in material negative effects on the Company's business and results of operations. The Company’s raw material supplies are globally diverse. During the second quarter, the Company experienced various disruptions in raw material supplies as slaughterhouses were temporarily shuttered and restaurants were slow to reopen; however, this was offset by increased raw material volumes from COVID-19 related depopulating of animals in North America and from regional locker plants. During the second quarter, the Company also experienced lower sales of its specialty collagens and gelatins due to a temporary decrease in consumer demand for these products. While as of the date of this report, these raw material volumes and sales have returned to more normalized levels, it is possible that COVID-19 might cause similar disruptions to the Company's business and operations in the future.

DGD has also implemented operational guidelines in its organization, and to date, COVID-19 has not had a material impact on DGD’s operations. We expect that biofuel regulations and mandates will continue supporting renewable diesel demand; however, a prolonged or significant decline in overall fuel demand could negatively impact the sales and profitability of DGD’s business.

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

The Company’s Fuel Ingredients segment converts fats into renewable diesel, biodiesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources. The Company's gross margin and profitability in this segment are impacted by world energy prices for oil, electricity, natural gas and governmental subsidies.

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

Results of Operations

Three Months Ended June 27, 2020 Compared to Three Months Ended June 29, 2019

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen Index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. Included on the Jacobsen are reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feather meal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of other branded and value-added products, which are products of the Company's Feed Ingredients segment. In the United States, the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because it provides a daily indication of the Company's U.S. revenue performance against business plan benchmarks. In Europe, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2020, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2020, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2019 are as follows:

	Avg. Price 2nd Quarter 2020	Avg. Price 2nd Quarter 2019	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 290.42/ton	$ 227.10/ton	$ 63.32/ton	27.9%
Feed Grade PM (Mid-South)	$ 269.07/ton	$ 238.16/ton	$ 30.91/ton	13.0%
Pet Food PM (Mid-South)	$ 679.08/ton	$ 584.53/ton	$ 94.55/ton	16.2%
Feather meal (Mid-South)	$ 300.90/ton	$ 346.41/ton	$ (45.51)/ton	(13.1)%
BFT (Chicago)	$ 29.95/cwt	$ 29.20/cwt	$ 0.75/cwt	2.6%
YG (Illinois)	$ 20.18/cwt	$ 22.40/cwt	$ (2.22)/cwt	(9.9)%
Corn (Illinois)	$ 3.26/bushel	$ 3.97/bushel	$(0.71)/bushel	(17.9)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 562.00/MT	$ 515.00/MT	$ 47.00/MT	9.1%
Soy meal (CIF Rotterdam)	$ 352.00/MT	$ 347.00/MT	$ 5.00/MT	1.4%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2020, compared to the average Jacobsen and Reuters prices for the first quarter of fiscal 2020.

	Avg. Price 2nd Quarter 2020	Avg. Price 1st Quarter 2020	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 290.42/ton	$ 237.10/ton	$ 53.32/ton	22.5%
Feed Grade PM (Mid-South)	$ 269.07/ton	$ 225.73/ton	$ 43.34/ton	19.2%
Pet Food PM (Mid-South)	$ 679.08/ton	$ 540.44/ton	$ 138.64/ton	25.7%
Feather meal (Mid-South)	$ 300.90/ton	$ 282.50/ton	$ 18.40/ton	6.5%
BFT (Chicago)	$ 29.95/cwt	$ 32.69/cwt	$ (2.74)/cwt	(8.4)%
YG (Illinois)	$ 20.18/cwt	$ 22.92/cwt	$ (2.74)/cwt	(12.0)%
Corn (Illinois)	$ 3.26/bushel	$ 3.90/bushel	$ (0.64)/bushel	(16.4)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 562.00/MT	$ 724.00/MT	$ (162.00)/MT	(22.4)%
Soy meal (CIF Rotterdam)	$ 352.00/MT	$ 360.00/MT	$ (8.00)/MT	(2.2)%

Segment Results

Segment operating income for the three months ended June 27, 2020 was $106.3 million, which reflects an increase of $32.2 million or 43.5% as compared to the three months ended June 29, 2019.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 27, 2020
Net Sales	$503,690	$278,934	$66,049	$—	$848,673
Cost of sales and operating expenses	367,902	220,159	44,286	—	632,347
Gross Margin	135,788	58,775	21,763	—	216,326

Gross Margin %	27.0%	21.1%	32.9%	—%	25.5%

Loss/(gain) on sale of assets	76	(48)	(1)	—	27
Selling, general and administrative expenses	50,484	22,564	3,953	13,192	90,193
Depreciation and amortization	52,683	19,972	7,980	2,675	83,310
Equity in net income of Diamond Green Diesel	—	—	63,492	—	63,492
Segment operating income/(loss)	32,545	16,287	73,323	(15,867)	106,288

Equity in net income of other unconsolidated subsidiaries	692	—	—	—	692
Segment income/(loss)	33,237	16,287	73,323	(15,867)	106,980

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 29, 2019
Net Sales	$487,447	$274,835	$65,042	$—	$827,324
Cost of sales and operating expenses	376,955	214,444	53,317	—	644,716
Gross Margin	110,492	60,391	11,725	—	182,608

Gross Margin %	22.7%	22.0%	18.0%	—%	22.1%

Gain on sale of assets	(524)	(13,379)	(23)	—	(13,926)
Selling, general and administrative expenses	46,465	23,431	425	10,696	81,017
Depreciation and amortization	48,720	19,861	8,362	2,543	79,486
Equity in net income of Diamond Green Diesel	—	—	38,093	—	38,093
Segment operating income/(loss)	15,831	30,478	41,054	(13,239)	74,124

Equity in net income of other unconsolidated subsidiaries	82	—	—	—	82
Segment income/(loss)	15,913	30,478	41,054	(13,239)	74,206

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended June 27, 2020, the raw material processed by the Company's Feed Ingredients segment totaled 2.15 million metric tons, a decrease of approximately 0.4% as compared to the three months ended June 29, 2019.

Sales. During the three months ended June 27, 2020, net sales for the Feed Ingredients segment were $503.7 million as compared to $487.4 million during the three months ended June 29, 2019, an increase of approximately $16.3 million or 3.3%. Net sales for fats were approximately $167.5 million and $143.5 million for the three months ended June 27, 2020 and June 29, 2019, respectively. Protein net sales were approximately $210.1 million and $200.4 million for the three months ended June 27, 2020 and June 29, 2019, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $39.5 million and $40.9 million for the three months ended June 27, 2020 and June 29, 2019, respectively. Total rendering net sales were approximately $417.1 million and $384.8 million for the three months ended June 27, 2020 and June 29, 2019, respectively. Used cooking oil net sales were approximately $39.0 million and $45.3 million for the three months ended June 27, 2020 and June 29, 2019, respectively. Bakery net sales were approximately $38.0 million and $44.4 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and other sales, which includes trap services, net sales were approximately $9.6 million and $12.9 million for the three months ended June 27, 2020 and June 29, 2019, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended June 29, 2019	$143.5	$200.4	$40.9	$384.8	$45.3	$44.4	$12.9	$487.4
Increase/(decrease) in sales volumes	13.1	3.5	—	16.6	(8.4)	(1.3)	—	6.9
Increase/(decrease) in finished product prices	12.0	8.4	—	20.4	2.3	(5.1)	—	17.6
Increase/(decrease) due to currency exchange rates	(1.1)	(2.2)	—	(3.3)	(0.2)	—	—	(3.5)
Other change	—	—	(1.4)	(1.4)	—	—	(3.3)	(4.7)
Total change	24.0	9.7	(1.4)	32.3	(6.3)	(6.4)	(3.3)	16.3
Net sales three months ended June 27, 2020	$167.5	$210.1	$39.5	$417.1	$39.0	$38.0	$9.6	$503.7

Margins. In the Feed Ingredients segment for the three months ended June 27, 2020, the gross margin percentage increased to 27.0% as compared to 22.7% for the same period of fiscal 2019. The increase is primarily due to an increase in protein prices, an increase in overall fat prices and an overall increase in fat and protein sales volumes as compared to fiscal 2019.

Segment operating income. Feed Ingredients operating income for the three months ended June 27, 2020 was $32.5 million, an increase of $16.7 million or 105.7% as compared to the three months ended June 29, 2019. This was due to higher protein prices, overall higher fat prices and higher sales volumes partially due to the increased raw material volume in the United States caused by the temporary closure of certain U.S. hog packing plants due to the effects of COVID-19 that more than offset higher selling, general and administrative costs and higher depreciation and amortization.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended June 27, 2020, the raw material processed by the Company's Food Ingredients segment totaled 265,000 metric tons, a decrease of approximately 2.3% as compared to the three months ended June 29, 2019.

Sales. Overall sales increased in the Food Ingredients segment primarily due to edible fat prices that more than offset lower sales volumes in the collagen markets.

Margins. In the Food Ingredients segment for the three months ended June 27, 2020, the gross margin percentage decreased to 21.1% as compared to 22.0% during the comparable period of fiscal 2019. Lower margins are due to a decrease in the sales mix for collagen that more than offset higher fat prices.

Segment operating income. Food Ingredients operating income was $16.3 million for the three months ended June 27, 2020, a decrease of $14.2 million or 46.6% as compared to the three months ended June 29, 2019. The decrease is primarily due to the gain on sale of assets in China reported in the prior year and lower sales volumes in the European, South American and China collagen markets as a result of the COVID-19 outbreak. Despite increased fat sales prices, the Company suffered lower volumes processed resulting from export of raw materials to Asian food markets due to African Swine Fever (“ASF”) as compared to the same period in fiscal 2019.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended June 27, 2020, the raw material processed by the Company's Fuel Ingredients segment totaled 304,000 metric tons, a decrease of approximately 1.7%, as compared to the three months ended June 29, 2019.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended June 27, 2020, the gross margin percentage increased to 32.9% as compared to 18.0% for the comparable period of fiscal 2019. The increase is primarily related to improved demand in Europe in fiscal 2020 as compared to fiscal 2019.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended June 27, 2020 was $73.3 million, an increase of $32.2 million or 78.3% as compared to the same period in fiscal 2019. The increase is primarily due to current year net income at the DGD Joint Venture from the inclusion of blenders tax credits as compared to no blenders tax credits in the prior year.

Foreign Currency Exchange

        During the second quarter of fiscal 2020, the euro and the Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2019. Using actual results for the three months ended June 27, 2020 and using the prior year's average currency rate for the three months ended June 29, 2019, foreign currency translation would result in an increase in operating income of approximately $2.0 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the three months ended June 27, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.72 as compared to the average rate for the three months ended June 29, 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $13.2 million during the three months ended June 27, 2020, compared to $10.7 million during the three months ended June 29, 2019, an increase of $2.5 million.  The increase is primarily due to higher corporate related benefits and insurance costs that more than offset a decrease in travel related costs.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $0.2 million to $2.7 million during the three months ended June 27, 2020, as compared to $2.5 million during the three months ended June 29, 2019. The increase is related to increased leasehold improvements and office equipment depreciation at the corporate office.

Interest Expense. Interest expense was $17.9 million during the three months ended June 27, 2020, compared to $20.9 million during the three months ended June 29, 2019, a decrease of $3.0 million. The decrease is primarily due to lower interest from the Term loan A and Term loan B notes as a result of Term Loan A being paid off in 2019 and lower interest rates that more than offset increased interest expense from higher revolver borrowings.

Foreign Currency Gain/(Loss).  Foreign currency losses were $1.1 million for the three months ended June 27, 2020 as compared to foreign currency losses of $0.4 million for the three months ended June 29, 2019. The loss in foreign currency is due primarily to an increase in losses on the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2019.

Other Expense, net. Other expense was $1.5 million in the three months ended June 27, 2020, compared to other expense of $2.0 million for the three months ended June 29, 2019. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense that more than offset a decrease in interest income as compared to the same period in fiscal 2019.

Equity in Net Income/(Loss) in Investment of Other Unconsolidated Subsidiaries. This represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $19.9 million for the three months ended June 27, 2020, compared to $7.8 million of income tax expense recorded in the three months ended June 29, 2019, an increase of $12.1 million. The effective tax rate for the three months ended June 27, 2020 was 23.1%. The effective tax rate for the three months ended June 27, 2020 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, certain taxable income inclusion items in the United States based on foreign earnings, and compensation related expenses not deductible for tax purposes. The effective tax rate for the three months ended June 29, 2019 was 20.0%. The effective tax rate for the three months ended June 29, 2019 differed slightly from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and discrete items, including recognition of a deferred tax asset for which no tax benefit had previously been recorded. The Company's effective tax rate excluding discrete items is 23.8% for the three months ended June 27, 2020, compared to 25.7% for the three months ended June 29, 2019.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at June 27, 2020.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Second Quarter 2020 As Compared to Second Quarter 2019

	Three Months Ended
(dollars in thousands)	June 27, 2020	June 29, 2019
Net income attributable to Darling	$65,439	$26,258
Depreciation and amortization	83,310	79,486
Interest expense	17,920	20,853
Income tax expense	19,946	7,776
Foreign currency loss	1,134	388
Other expense, net	1,485	2,019
Debt extinguishment costs	—	12,126
Equity in net income of Diamond Green Diesel	(63,492)	(38,093)
Equity in net income of unconsolidated subsidiaries	(692)	(82)
Net income attributable to non-controlling interests	1,056	4,786
Darling's Adjusted EBITDA	$126,106	$115,517

Foreign currency exchange impact (1)	1,951	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$128,057	$115,517

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$69,108	$43,894

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$195,214	$159,411

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended June 27, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.72 as compared to the average rate for the three months ended June 29, 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75, respectively.

For the three months ended June 27, 2020, the Company generated Adjusted EBITDA of $126.1 million, as compared to $115.5 million for the three months ended June 29, 2019, which included a gain on a land sale in China of approximately $13.1 million.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $128.1 million in the three months ended June 27, 2020, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $115.5 million in the same period in fiscal 2019.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Six Months Ended June 27, 2020 Compared to Six Months Ended June 29, 2019

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first six months of fiscal 2020, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2020, compared to average Jacobsen and Reuters prices for the first six months of fiscal 2019 are as follows:

	Avg. Price First Six Months 2020	Avg. Price First Six Months 2019	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 263.76/ton	$ 238.55/ton	$ 25.21/ton	10.6%
Feed Grade PM (Mid-South)	$ 247.40/ton	$ 253.71/ton	$ (6.31)/ton	(2.5)%
Pet Food PM (Mid-South)	$ 609.76/ton	$ 634.52/ton	$ (24.76)/ton	(3.9)%
Feather meal (Mid-South)	$ 291.70/ton	$ 397.12/ton	$ (105.42)/ton	(26.5)%
BFT (Chicago)	$ 31.32/cwt	$ 28.10/cwt	$ 3.22/cwt	11.5%
YG (Illinois)	$ 21.55/cwt	$ 21.56/cwt	$ (0.01)/cwt	—%
Corn (Illinois)	$ 3.58/bushel	$ 3.83/bushel	$ (0.25)/bushel	(6.5)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 643.00/MT	$ 532.00/MT	$ 111.00/MT	20.9%
Soy meal (CIF Rotterdam)	$ 356.00/MT	$ 350.00/MT	$ 6.00/MT	1.7%

Segment Results

Segment operating income for the six months ended June 27, 2020 was $229.1 million, which reflects an increase of $106.4 million or 86.7% as compared to the six months ended June 29, 2019.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 27, 2020
Net Sales	$1,016,315	$549,228	$135,972	$—	$1,701,515
Cost of sales and operating expenses	756,355	425,589	97,311	—	1,279,255
Gross Margin	259,960	123,639	38,661	—	422,260

Gross Margin %	25.6%	22.5%	28.4%	—%	24.8%

Loss/(gain) on sale of assets	126	(46)	8	—	88
Selling, general and administrative expenses	104,431	48,040	5,607	28,308	186,386
Depreciation and amortization	106,204	40,277	16,072	5,428	167,981
Equity in net income of Diamond Green Diesel	—	—	161,312	—	161,312
Segment operating income/(loss)	49,199	35,368	178,286	(33,736)	229,117

Equity in net income of other unconsolidated subsidiaries	1,561	—	—	—	1,561
Segment income/(loss)	50,760	35,368	178,286	(33,736)	230,678

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 29, 2019
Net Sales	$983,266	$553,999	$125,163	$—	$1,662,428
Cost of sales and operating expenses	763,814	428,448	103,367	—	1,295,629
Gross Margin	219,452	125,551	21,796	—	366,799

Gross Margin %	22.3%	22.7%	17.4%	—%	22.1%

Loss/(gain) on sale of assets	(4,914)	(13,265)	3	—	(18,176)
Selling, general and administrative expenses	95,296	45,318	(329)	25,735	166,020
Depreciation and amortization	98,089	39,372	16,160	5,029	158,650
Equity in net income of Diamond Green Diesel	—	—	62,370	—	62,370
Segment operating income/(loss)	30,981	54,126	68,332	(30,764)	122,675

Equity in net loss of other unconsolidated subsidiaries	(422)	—	—	—	(422)
Segment income/(loss)	30,559	54,126	68,332	(30,764)	122,253

Feed Ingredients Segment

Raw material volume. Overall, in the six months ended June 27, 2020, the raw material processed by the Company's Feed Ingredients segment totaled 4.40 million metric tons, an increase of approximately 1.3% as compared to the six months ended June 29, 2019.

Sales. During the six months ended June 27, 2020, net sales for the Feed Ingredients segment were $1,016.3 million as compared to $983.3 million during the six months ended June 29, 2019, an increase of approximately $33.0 million or 3.4%. Net sales for fats were approximately $330.8 million and $288.4 million for the six months ended June 27, 2020 and June 29, 2019, respectively. Protein net sales were approximately $406.1 million and $406.2 million for the six months ended June 27, 2020 and June 29, 2019, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $86.6 million and $82.2 million for the six months ended June 27, 2020 and June 29, 2019, respectively. Total rendering net sales were approximately $823.5 million and $776.8 million for the six months ended June 27, 2020 and June 29, 2019, respectively. Used cooking oil net sales were approximately $86.6 million and $90.7 million for the six months ended June 27, 2020 and June 29, 2019, respectively. Bakery net sales were approximately $85.1 million and $90.1 million for the six months ended June 27, 2020 and June 29, 2019, respectively, and other sales, which includes trap services, net sales were approximately $21.1 million and $25.7 million for the six months ended June 27, 2020 and June 29, 2019, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales six months ended June 29, 2019	288.4	406.2	82.2	$776.8	90.7	90.1	25.7	$983.3
Increase/(decrease) in sales volumes	18.9	6.5	—	25.4	(6.1)	(2.3)	—	17.0
Increase/(decrease) in finished product prices	25.5	(2.4)	—	23.1	2.2	(2.7)	—	22.6
Increase/(decrease) due to currency exchange rates	(2.0)	(4.2)	(0.2)	(6.4)	(0.2)	—	—	(6.6)
Other change	—	—	4.6	4.6	—	—	(4.6)	—
Total change	42.4	(0.1)	4.4	46.7	(4.1)	(5.0)	(4.6)	33.0
Net sales six months ended June 27, 2020	$330.8	$406.1	$86.6	$823.5	$86.6	$85.1	$21.1	$1,016.3

Margins. In the Feed Ingredients segment for the six months ended June 27, 2020, the gross margin percentage increased to 25.6% as compared to 22.3% for the same period of fiscal 2019. The increase is primarily due to an increase in fat prices and higher sales volumes that more than offset lower protein prices as compared to fiscal 2019.

Segment operating income. Feed Ingredients operating income for the six months ended June 27, 2020 was $49.2 million, an increase of $18.2 million or 58.7% as compared to the six months ended June 29, 2019. This was due to higher fat prices and higher sales volumes that more than offset higher selling, general and administrative costs, higher depreciation and amortization and gains on sale of assets in the prior year.

Food Ingredients Segment

Raw material volume. Overall, for the six months ended June 27, 2020, the raw material processed by the Company's Food Ingredients segment totaled 526,000 metric tons, a decrease of approximately 4.1% as compared to the six months ended June 29, 2019.

Sales. Overall sales decreased in the Food Ingredients segment primarily due to lower sales volumes in the collagen and edible fat markets.

Margins. In the Food Ingredients segment for the six months ended June 27, 2020, the gross margin percentage decreased to 22.5% as compared to 22.7% during the comparable period of fiscal 2019. Lower margins are due to a decrease in the sales mix for collagen that more than offset higher fat prices.

Segment operating income. Food Ingredients operating income was $35.4 million for the six months ended June 27, 2020, a decrease of $18.7 million or (34.6)% as compared to the six months ended June 29, 2019. The decrease is primarily due to the gain on the sale of assets in China reported last year and lower sales volumes in the European, South American and China collagen markets as a result of the COVID-19 outbreak. Despite increased fat sales prices, the Company suffered lower volumes processed resulting from export of raw materials to Asian food markets due to ASF as compared to the same period in fiscal 2019.

Fuel Ingredients Segment

Raw material volume. Overall, in the six months ended June 27, 2020, the raw material processed by the Company's Fuel Ingredients segment totaled 631,000 metric tons, an increase of approximately 1.7%, as compared to the six months ended June 29, 2019.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the six months ended June 27, 2020, the gross margin percentage increased to 28.4% as compared to 17.4% for the comparable period of fiscal 2019. The increase is primarily related to improved demand in Europe in fiscal 2020 as compared to fiscal 2019.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from DGD Joint Venture) for the six months ended June 27, 2020 was $178.3 million, an increase of $110.0 million or 161.1% as compared to the same period in fiscal 2019. The increase is primarily due to current year net income at the DGD Joint Venture from the inclusion of blenders tax credits as compared to no blenders tax credits in the prior year.

Foreign Currency Exchange

        During the first six months of fiscal 2020, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2019. Using actual results for the six months ended June 27, 2020 and using the prior year's average currency rate for the six months ended June 29, 2019, foreign currency translation would result in an increase in operating income of approximately $4.1 million. The average rates assumptions used in this calculation were the actual fiscal average rate for the six months ended June 27, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.73 as compared to the average rate for the six months ended June 29, 2019 of €1.00:USD$1.13 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $28.3 million during the six months ended June 27, 2020, compared to $25.7 million during the six months ended June 29, 2019, an increase of $2.6 million.  The increase is primarily due to higher corporate related benefits that more than offset a decrease in travel costs.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $0.4 million to $5.4 million during the six months ended June 27, 2020, as compared to $5.0 million during the six months ended June 29, 2019. The increase is related to increased leasehold improvements and office equipment depreciation at the corporate office.

Interest Expense. Interest expense was $37.0 million during the six months ended June 27, 2020, compared to $40.7 million during the six months ended June 29, 2019, a decrease of $3.7 million. The decrease is primarily due to lower interest from the Term loan A and Term loan B notes as a result of Term Loan A being paid off in 2019 and lower interest rates that more than offset increased interest expense from higher revolver borrowings.

Foreign Currency Gain/(Loss).  Foreign currency gains were $0.5 million for the six months ended June 27, 2020 as compared to foreign currency losses of $1.1 million for the six months ended June 29, 2019. The gain in foreign currency is due primarily to gains on the revaluation of non-functional currency assets and liabilities as compared to losses in the same period in fiscal 2019.

Other Expense, net. Other expense was $3.4 million in the six months ended June 27, 2020, compared to other expense of $4.5 million for the six months ended June 29, 2019. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense that more than offset a decrease in interest income as compared to the same period in fiscal 2019.

Equity in Net Income/(Loss) in Investment of Other Unconsolidated Subsidiaries. This represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $38.2 million for the six months ended June 27, 2020, compared to $13.1 million of income tax expense recorded in the six months ended June 29, 2019, an increase of $25.1 million. The effective tax rate for the six months ended June 27, 2020 was 20.0%. The effective tax rate for the six months ended June 27, 2020 differed slightly from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, certain taxable income inclusion items in the United States based on foreign earnings, and compensation related expenses not deductible for tax purposes. The effective tax rate for the six months ended June 29, 2019 was 20.5%. The effective tax rate for the six months ended June 29, 2019 differed slightly from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and discrete items, including the favorable settlement of an audit and recognition of a deferred tax asset for which no tax benefit had previously been recorded. The Company's effective tax rate excluding discrete items is 21.1% for the six months ended June 27, 2020, compared to 26.9% for the six months ended June 29, 2019.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended June 27, 2020 Compared to the Three Months Ended June 29, 2019 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Six Months of Fiscal 2020 As Compared to First Six Months of Fiscal 2019

	Six Months Ended
(dollars in thousands)	June 27, 2020	June 29, 2019
Net income attributable to Darling	$150,949	$44,270
Depreciation and amortization	167,981	158,650
Interest expense	37,010	40,729
Income tax expense	38,246	13,050
Foreign currency loss/(gain)	(530)	1,120
Other expense, net	3,366	4,544
Debt extinguishment costs	—	12,126
Equity in net income of Diamond Green Diesel	(161,312)	(62,370)
Equity in net (income)/loss of unconsolidated subsidiaries	(1,561)	422
Net income attributable to non-controlling interests	1,637	6,414
Darling's Adjusted EBITDA	$235,786	$218,955

Foreign currency exchange impact (1)	4,109	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$239,895	$218,955

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$172,742	$73,721

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$408,528	$292,676

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the six months ended June 27, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.73 as compared to the average rate for the six months ended June 29, 2019 of €1.00:USD$1.13 and CAD$1.00:USD$0.75, respectively.

For the six months ended June 27, 2020, the Company generated Adjusted EBITDA of $235.8 million, as compared to $219.0 million for the six months ended June 29, 2019, which included a gain on a land sale in China of approximately $13.1 million.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $239.9 million in the six months ended June 27, 2020, as compared to a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) of $219.0 million in the same period in fiscal 2019.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. See Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at June 27, 2020. On June 27, 2020, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(6,126)
Carrying value of 5.25% Notes due 2027	$493,874

3.625 % Notes due 2026 - Denominated in euros	$577,315
Less unamortized deferred loan costs	(6,530)
Carrying value of 3.625% Notes due 2026	$570,785

Amended Credit Agreement:
Term Loan B	$495,000
Less unamortized deferred loan costs	(6,983)
Carrying value of Term Loan B	$488,017

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	46,636
Borrowings outstanding	10,000
Letters of credit issued	3,637
Availability	$939,727

Other Debt	$33,200

During the first six months of fiscal 2020, the U.S. dollar weakened as compared to the euro and strengthened as compared to the Canadian dollar. Using the euro and Canadian dollar based debt outstanding at June 27, 2020 and comparing the closing balance sheet rates at June 27, 2020 to those at December 28, 2019, the U.S. dollar debt balances of euro based debt increased by approximately $3.2 million and Canadian based debt decreased by less than approximately $0.1 million, respectively, at June 27, 2020. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at June 27, 2020 of €1.00:USD$1.121000 and CAD$1.00:USD$0.732034 as compared to the closing balance sheet rate at December 28, 2019 of €1.00:USD$1.114750 and CAD$1.00:USD$0.763789, respectively.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective December 18, 2017, the Company, and certain of its subsidiaries entered into an amendment (the “Fifth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fifth Amendment (i) refinanced the term B loans under the Amended Credit Agreement with new term B loans in an aggregate principal amount of $525.0 million with a maturity date of December 18, 2024; (ii) adjusted the applicable margin pricing on borrowings under the term B loan; (iii) modified certain of the negative covenants to increase the allowances for certain actions, including debt and investments; and (iv)

made other updates and changes. Effective December 16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment extended the maturity date of the term A loans and revolving credit facility loans under the Amended Credit Agreement from September 27, 2018 to December 16, 2021. For more information regarding the Amended Credit Agreement see Note 10 (Debt) to the Company's Consolidated Financial Statements included herein.

•As of June 27, 2020, the Company had availability of $939.7 million under the revolving loan facility, taking into account that the Company had $10.0 million in outstanding borrowings, $46.6 million in ancillary facilities and letters of credit issued of $3.6 million.

•As of June 27, 2020, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $30.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•The interest rate applicable to any borrowings under the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 2.00% per annum or base rate/Canadian prime rate plus 1.00% per annum, subject to certain step-downs or step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

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

The classification of long-term debt in the Company’s June 27, 2020 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of June 27, 2020, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On June 27, 2020, the Company had working capital of $324.8 million and its working capital ratio was 1.54 to 1 compared to working capital of $228.9 million and a working capital ratio of 1.33 to 1 on December 28, 2019.  As of June 27, 2020, the Company had unrestricted cash of $76.2 million and funds available under the revolving credit facility of $939.7 million, compared to unrestricted cash of $72.9 million and funds available under the revolving credit facility of $911.9 million at December 28, 2019. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $263.6 million for the first six months ended June 27, 2020, as compared to net cash provided by operating activities of $154.3 million for the first six months ended June 29, 2019, an increase of $109.3 million due primarily to an increase in net income of approximately $101.9 million, an increase in distributions from unconsolidated subsidiaries of approximately $108.1 million, changes in operating assets and liabilities that includes a decrease in accounts receivable of approximately $1.1 million, a decrease in income taxes refundable/payable of approximately $1.0 million, a decrease in inventories and prepaid expenses of approximately $18.0 million and a decrease in accounts payable and accrued expenses of approximately $3.6 million.  Cash used by investing activities was $125.9 million for the first six months ended June 27, 2020, compared to $162.8 million for the first six months ended June 29, 2019, a decrease in cash used by investing activities of $36.9 million, primarily due to a decrease in capital asset spending.  Net cash used by financing activities was $128.0 million for the first six months ended June 27, 2020, compared to net cash used by financing activities of $10.9 million for the first six months ended June 29, 2019, an increase in net cash used by financing activities of $117.1 million, primarily due to payment of outstanding debt and the repurchase of our common stock in the first six months ended June 27, 2020 as compared to the first six months ended June 29, 2019.

Capital expenditures of $123.2 million were made during the first six months of fiscal 2020, compared to $167.9 million in the first six months of fiscal 2019, for a net decrease of $44.7 million or 26.6%.  The Company had previously expected to spend approximately $306.0 million in capital expenditures in fiscal 2020; however, due to the COVID-19 outbreak and the government-imposed movement and work restrictions, the Company has initiated a temporary reduction in non-essential capital expenditures until the uncertainty surrounding the COVID-19 outbreak improves. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $16.7 million and $16.8 million during the first six months ended June 27, 2020 and June 29, 2019, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2020, the Company has accrued approximately $10.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at June 27, 2020.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.3 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended June 27, 2020 of approximately $0.5 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended June 27, 2020 of approximately $1.9 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the current COVID-19 outbreak, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from five U.S. multiemployer pension plans in which it participated. During the second quarter of fiscal 2020, the Company settled one of the withdrawal liabilities for approximately $2.5 million. As a result, the Company has an accrued aggregate liability of approximately $2.8 million representing the present value of scheduled withdrawal liability payments under the remaining multiemployer plans that have given notices of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2021, unless extended by agreement of the parties. As of June 27, 2020, no amounts are owed to the DGD Lenders under the DGD Loan Agreement.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of June 27, 2020, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $700.3 million included on the consolidated balance sheet.

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

In April 2019, the joint venture partners adopted a distribution policy that, unless earlier terminated by the partners, will remain in place through the construction and completion of the New Facility. Pursuant to the distribution policy, the DGD Joint Venture will make quarterly distributions to the partners to the extent that distributable cash (as determined in accordance with the policy) exceeds $50 million and the DGD Joint Venture’s forward looking cash forecast. During the six months ended June 27, 2020, the DGD Joint Venture made a $125.0 million distribution to each partner. In July 2020, the DGD Joint Venture made a dividend distribution to each partner in the amount of approximately $80.2 million.

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

From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities nationwide to transporting the refined fats to the DGD facility as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the Company's Midwest network of facilities ability to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company has reclassified its equity in net income of the DGD Joint Venture to operating income for all periods presented.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the current COVID-19 outbreak and those other factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2020 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2022, unless further extended or shortened by the Board of Directors. During the first six months of fiscal 2020, the Company repurchased approximately $55.0 million of its common stock in the open market. As of June 27, 2020, the Company had approximately $125.8 million remaining in its share repurchase program, which amount was subsequently increased to $200.0 million by the Board of Directors.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $103.9 million of commodity products consisting of approximately $65.6 million of finished products, approximately $32.7 million of natural gas and diesel fuel and approximately $5.6 million of other commitments during the next two years, which are not included in liabilities on the Company’s balance sheet at June 27, 2020.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2020, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at June 27, 2020 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,637
Standby letters of credit (ancillary facility)	24,316
Foreign bank guarantees	10,317
Total other commercial commitments:	$38,270

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 25, 2020.

Based on the Company’s annual impairment testing at October 26, 2019, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 26, 2019, the fair value of four of the Company's eight reporting units was less than 30% in excess of its carrying value and one reporting unit (Canada Feed) was less than 10% of the estimated fair value with goodwill of approximately $171.2 million as of June 27, 2020, which was substantially less than the percentage by which the other reporting units with goodwill exceeded their carrying values. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these four reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these four reporting units was approximately $496.8 million as of June 27, 2020.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. While to date the Company has experienced no material negative effects on its business and results of operation as a result of the current COVID-19 pandemic, and therefore no impairment triggering events were identified, the valuation of the Company’s reporting units could be negatively impacted in future periods by the COVID-19 pandemic, the severity and duration of which is uncertain.
NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or reorganizing the effects of) contract modifications on financial reporting, caused by reference rate reform. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this ASU in the first quarter of fiscal 2020 did not have a material impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurements. This ASU amends Topic 820, Fair Value Measurement, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The adoption of this ASU at the beginning of fiscal year 2020 did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 Simplifying the Test for Goodwill Impairment. This ASU amends Topic 350, Intangibles-Goodwill and Other, which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of the assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of this ASU at the beginning of fiscal year 2020 did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods therein. The initial adoption of this ASU at the beginning of fiscal year 2020 did not have a material impact on the Company's consolidated financial statements.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At June 27, 2020, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2020 and fiscal 2019, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2021. As of June 27, 2020, the aggregate fair value of these corn option contracts was approximately $3.6 million. These amounts are included in other current assets and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2020 and fiscal 2019, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. As of June 27, 2020, the aggregate fair value of these foreign exchange contracts was approximately $0.1 million and is included in other current assets, noncurrent assets and other accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of June 27, 2020, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	40,217	Euro	6,750	4.68 - 6.33	$7,440
Brazilian real	1,544,422	U.S. dollar	345,911	3.35 - 6.25	345,911
Euro	48,776	U.S. dollar	54,613	1.08 - 1.15	54,613
Euro	20,717	Polish zloty	92,000	4.44 - 4.46	23,224
Euro	7,241	Japanese yen	861,057	115.54 - 120.60	8,118
Euro	11,026	Chinese renminbi	87,689	7.73 - 7.99	12,360
Euro	15,266	Australian dollar	24,850	1.63	17,113
Euro	5,432	British pound	4,832	0.84 - 0.90	6,089
Euro	33	Canadian dollar	50	1.53	37
Polish zloty	19,707	Euro	4,427	4.45	4,952
British pound	157	Euro	173	0.90	194
British pound	33	U.S. dollar	41	1.24	41
Japanese yen	20,355	U.S. dollar	190	107.13	190
U.S. dollar	1,132	Japanese yen	121,000	106.89	1,132
U.S. dollar	49,784	Euro	45,000	1.11	49,784
Chinese renminbi	2,265	Euro	284	7.99	320
					$531,518

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $0.8 million and are included in other current assets and accrued expenses at June 27, 2020.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at June 27, 2020. These contracts have an aggregate fair value of approximately $0.8 million and are included in other current assets and accrued expenses at June 27, 2020.

As of June 27, 2020, the Company had forward purchase agreements in place for purchases of approximately $32.7 million of natural gas and diesel fuel and approximately $5.6 million of other commitments during the next two years. As of June 27, 2020, the Company had forward purchase agreements in place for purchases of approximately $65.6 million of finished product in fiscal 2020.

Foreign Exchange

The Company now has significant international operations and is subject to certain opportunities and risks, including currency fluctuations. As a result, the Company is affected by changes in foreign currency exchange rates, particularly with respect to the euro, British pound, Canadian dollar, Australian dollar, Chinese renminbi, Brazilian real, Polish zloty, and Japanese yen.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2020

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 (Contingencies) on pages 25 through 26 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which could materially affect our business, financial condition or future results. The risks and uncertainties described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock.

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 27, 2020 and December 28, 2019; (ii) Consolidated Statements of Operations for the six months ended June 27, 2020 and June 29, 2019; (iii) Consolidated Statements of Comprehensive Income for the six months ended June 27, 2020 and June 29, 2019; (iv) Consolidated Statements of Stockholders' Equity for the six months ended June 27, 2020 and June 29, 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 27, 2020 and June 29, 2019; (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 5, 2020	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)