Form 10-Q
period 2020-09-26
DARLING INGREDIENTS INC.
filed 2020-11-03
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 26, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 162,068,484 shares of common stock, $0.01 par value, outstanding at October 28, 2020.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2020

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 26, 2020 and December 28, 2019
(in thousands, except share data)

	September 26, 2020	December 28, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$65,845	$72,935
Restricted cash	110	110
Accounts receivable, less allowance for bad debts of $10,491 at September 26, 2020 and $8,802 at December 28, 2019	373,583	406,338
Inventories	406,805	362,957
Prepaid expenses	52,359	46,599
Income taxes refundable	3,940	3,317
Other current assets	28,532	25,032
Total current assets	931,174	917,288
Property, plant and equipment, less accumulated depreciation of $1,604,081 at September 26, 2020 and $1,438,388 at December 28, 2019	1,789,172	1,802,411
Intangible assets, less accumulated amortization of $532,124 at September 26, 2020 and $482,442 at December 28, 2019	474,793	526,394
Goodwill	1,239,343	1,223,291
Investment in unconsolidated subsidiaries	742,875	689,354
Operating lease right-of-use assets	142,269	124,726
Other assets	45,598	47,400
Deferred income taxes	15,762	14,394
	$5,380,986	$5,345,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,185	$90,996
Accounts payable, principally trade	206,998	239,252
Income taxes payable	19,013	8,895
Current operating lease liabilities	40,973	37,805
Accrued expenses	330,385	311,391
Total current liabilities	623,554	688,339
Long-term debt, net of current portion	1,448,019	1,558,429
Long-term operating lease liabilities	105,821	91,424
Other non-current liabilities	102,559	115,785
Deferred income taxes	265,844	247,931
Total liabilities	2,545,797	2,701,908
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 169,578,370 and 168,620,314 shares issued at September 26, 2020 and at December 28, 2019, respectively	1,696	1,686
Additional paid-in capital	1,589,479	1,560,897
Treasury stock, at cost; 7,511,271 and 4,845,203 shares at September 26, 2020 and at December 28, 2019, respectively	(143,826)	(75,022)
Accumulated other comprehensive loss	(325,608)	(321,847)
Retained earnings	1,652,179	1,400,105
Total Darling's stockholders’ equity	2,773,920	2,565,819
Noncontrolling interests	61,269	77,531
Total stockholders' equity	$2,835,189	$2,643,350
	$5,380,986	$5,345,258
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 26, 2020 and September 28, 2019
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$850,569	$842,049	$2,552,084	$2,504,477
Costs and expenses:
Cost of sales and operating expenses	638,368	652,923	1,917,623	1,948,552
Loss/(gain) on sale of assets	122	(2,669)	210	(20,845)
Selling, general and administrative expenses	89,993	83,549	276,379	249,569
Depreciation and amortization	85,730	80,407	253,711	239,057
Total costs and expenses	814,213	814,210	2,447,923	2,416,333
Equity in net income of Diamond Green Diesel	91,099	32,020	252,411	94,390
Operating income	127,455	59,859	356,572	182,534

Other expense:
Interest expense	(18,793)	(19,359)	(55,803)	(60,088)
Debt extinguishment costs	—	—	—	(12,126)
Foreign currency gain/(loss)	(1,239)	466	(709)	(654)
Other expense, net	(1,912)	(2,614)	(5,278)	(7,158)
Total other expense	(21,944)	(21,507)	(61,790)	(80,026)

Equity in net income/(loss) of other unconsolidated subsidiaries	906	(665)	2,467	(1,087)
Income before income taxes	106,417	37,687	297,249	101,421

Income tax expense	4,812	10,850	43,058	23,900

Net income	101,605	26,837	254,191	77,521

Net income attributable to noncontrolling interests	(480)	(1,116)	(2,117)	(7,530)

Net income attributable to Darling	$101,125	$25,721	$252,074	$69,991

Basic income per share	$0.62	$0.16	$1.55	$0.42
Diluted income per share	$0.61	$0.15	$1.51	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months ended September 26, 2020 and September 28, 2019
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$101,605	$26,837	$254,191	$77,521
Other comprehensive income/(loss), net of tax:
Foreign currency translation	37,854	(47,626)	(7,243)	(36,186)
Pension adjustments	648	859	1,943	2,576
Corn option derivative adjustments	(2,518)	553	(578)	575
Heating oil derivative adjustments	1,494	(1,683)	3,424	450
Foreign exchange derivative adjustments	1,412	(4,944)	(2,060)	(5,430)
Total other comprehensive income/(loss), net of tax	38,890	(52,841)	(4,514)	(38,015)
Total comprehensive income/(loss)	$140,495	$(26,004)	$249,677	$39,506
Comprehensive income attributable to noncontrolling interests	456	1,120	1,364	7,822
Comprehensive income/(loss) attributable to Darling	$140,039	$(27,124)	$248,313	$31,684

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 26, 2020 and September 28, 2019
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 28, 2019	163,775,111	$1,686	$1,560,897	$(75,022)	$(321,847)	$1,400,105	$2,565,819	$77,531	$2,643,350
Net income	—	—	—	—	—	85,510	85,510	581	86,091
Deductions to noncontrolling interests	—	—	3,271	—	—	—	3,271	(13,146)	(9,875)
Pension liability adjustments, net of tax	—	—	—	—	648	—	648	—	648
Heating oil derivative adjustment, net of tax	—	—	—	—	10,870	—	10,870	—	10,870
Corn option derivative adjustment, net of tax	—	—	—	—	136	—	136	—	136
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Foreign currency translation adjustments	—	—	—	—	(65,147)	—	(65,147)	(89)	(65,236)
Issuance of non-vested stock	8,000	—	40	—	—	—	40	—	40
Stock-based compensation	—	—	10,778	—	—	—	10,778	—	10,778
Treasury stock	(2,372,876)	—	—	(60,082)	—	—	(60,082)	—	(60,082)
Issuance of common stock	447,729	5	868	—	—	—	873	—	873
Balances at March 28, 2020	161,857,964	$1,691	$1,575,854	$(135,104)	$(384,491)	$1,485,615	$2,543,565	$64,877	$2,608,442
Net income	—	—	—	—	—	65,439	65,439	1,056	66,495
Deductions to noncontrolling interest	—	—	—	—	—	—	—	(299)	(299)
Pension liability adjustments, net of tax	—	—	—	—	647	—	647	—	647
Heating oil derivative adjustment, net of tax	—	—	—	—	(8,940)	—	(8,940)	—	(8,940)
Corn option derivative adjustment, net of tax	—	—	—	—	1,804	—	1,804	—	1,804
Foreign exchange derivative adjustment, net of tax	—	—	—	—	5,679	—	5,679	—	5,679
Foreign currency translation adjustments	—	—	—	—	20,779	—	20,779	(640)	20,139
Issuance of non-vested stock	—	—	55	—	—	—	55	—	55
Stock-based compensation	—	—	4,693	—	—	—	4,693	—	4,693
Treasury stock	(72,540)	—	—	(1,572)	—	—	(1,572)	—	(1,572)
Issuance of common stock	172,852	1	1,210	—	—	—	1,211	—	1,211
Balances at June 27, 2020	161,958,276	$1,692	$1,581,812	$(136,676)	$(364,522)	$1,551,054	$2,633,360	$64,994	$2,698,354
Net income	—	—	—	—	—	101,125	101,125	480	101,605
Deductions to noncontrolling interest	—	—	—	—	—	—	—	(4,181)	(4,181)
Pension liability adjustments, net of tax	—	—	—	—	648	—	648	—	648
Heating oil derivative adjustment, net of tax	—	—	—	—	1,494	—	1,494	—	1,494
Corn option derivative adjustment, net of tax	—	—	—	—	(2,518)	—	(2,518)	—	(2,518)
Foreign exchange derivative adjustment, net of tax	—	—	—	—	1,412	—	1,412	—	1,412
Foreign currency translation adjustments	—	—	—	—	37,878	—	37,878	(24)	37,854
Issuance of non-vested stock	—	—	56	—	—	—	56	—	56
Stock-based compensation	—	—	3,580	—	—	—	3,580	—	3,580
Treasury stock	(220,652)	—	—	(7,150)	—	—	(7,150)	—	(7,150)
Issuance of common stock	329,475	4	4,031	—	—	—	4,035	—	4,035
Balances at September 26, 2020	162,067,099	$1,696	$1,589,479	$(143,826)	$(325,608)	$1,652,179	$2,773,920	$61,269	$2,835,189
The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
Nine months ended September 26, 2020 and September 28, 2019
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 29, 2018	164,660,598	$1,681	$1,536,157	$(47,756)	$(304,539)	$1,087,505	$2,273,048	$62,773	$2,335,821
Net income	—	—	—	—	—	18,012	18,012	1,628	19,640
Pension liability adjustments, net of tax	—	—	—	—	858	—	858	—	858
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(1,937)	—	(1,937)	—	(1,937)
Foreign currency translation adjustments	—	—	—	—	(6,645)	—	(6,645)	1,759	(4,886)
Stock-based compensation	—	—	10,403	—	—	—	10,403	—	10,403
Treasury stock	(223,294)	—	—	(5,089)	—	—	(5,089)	—	(5,089)
Issuance of common stock	311,502	3	1,886	—	—	—	1,889	—	1,889
Balances at March 30, 2019	164,748,806	$1,684	$1,548,446	$(52,845)	$(312,263)	$1,105,517	$2,290,539	$66,160	$2,356,699
Net income/(loss)	—	—	—	—	—	26,258	26,258	4,786	31,044
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(5,751)	(5,751)
Pension liability adjustments, net of tax	—	—	—	—	859	—	859	—	859
Heating oil derivative adjustments, net of tax	—	—	—	—	2,133	—	2,133	—	2,133
Corn option derivative adjustment, net of tax	—	—	—	—	22	—	22	—	22
Foreign exchange derivative adjustment, net of tax	—	—	—	—	1,451	—	1,451	—	1,451
Foreign currency translation adjustments	—	—	—	—	17,797	—	17,797	(1,471)	16,326
Stock-based compensation	—	—	3,849	—	—	—	3,849	—	3,849
Treasury stock	(131)	—	—	(3)	—	—	(3)	—	(3)
Issuance of common stock	375	—	6	—	—	—	6	—	6
Balances at June 29, 2019	164,749,050	$1,684	$1,552,301	$(52,848)	$(290,001)	$1,131,775	$2,342,911	$63,724	$2,406,635
Net income/(loss)	—	—	—	—	—	25,721	25,721	1,116	26,837
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(445)	(445)
Pension liability adjustments, net of tax	—	—	—	—	859	—	859	—	859
Heating oil derivative adjustments, net of tax	—	—	—	—	(1,683)	—	(1,683)	—	(1,683)
Corn option derivative adjustment, net of tax	—	—	—	—	553	—	553	—	553
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(4,944)	—	(4,944)	—	(4,944)
Foreign currency translation adjustments	—	—	—	—	(47,630)	—	(47,630)	4	(47,626)
Stock-based compensation	—	—	4,372	—	—	—	4,372	—	4,372
Treasury stock	(653,931)	—	—	(11,785)	—	—	(11,785)	—	(11,785)
Issuance of common stock	22,955	—	119	—	—	—	119	—	119
Balances at September 28, 2019	164,118,074	$1,684	$1,556,792	$(64,633)	$(342,846)	$1,157,496	$2,308,493	$64,399	$2,372,892

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 26, 2020 and September 28, 2019
(in thousands)
(unaudited)

	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net Income	$254,191	$77,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,711	239,057
Loss (gain) on disposal of property, plant, equipment and other assets	210	(20,845)
Gain on insurance proceeds from insurance settlements	—	(1,371)
Deferred taxes	13,362	(4,765)
Increase (decrease) in long-term pension liability	(7,960)	1,122
Stock-based compensation expense	19,202	18,543
Write-off deferred loan costs	2,419	4,721
Deferred loan cost amortization	4,242	4,435
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(254,878)	(93,303)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	207,165	57,118
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	36,083	20,388
Income taxes refundable/payable	8,282	8,058
Inventories and prepaid expenses	(43,980)	(34,371)
Accounts payable and accrued expenses	(10,832)	(19,799)
Other	(10,804)	6,173
Net cash provided by operating activities	470,413	262,682
Cash flows from investing activities:
Capital expenditures	(184,919)	(245,092)
Acquisitions, net of cash acquired	—	(1,431)
Investment in unconsolidated subsidiary	—	(2,000)
Gross proceeds from disposal of property, plant and equipment and other assets	1,291	15,402
Proceeds from insurance settlement	—	1,371
Payments related to routes and other intangibles	(3,712)	(3,150)
Net cash used in investing activities	(187,340)	(234,900)
Cash flows from financing activities:
Proceeds from long-term debt	24,085	511,985
Payments on long-term debt	(171,640)	(566,107)
Borrowings from revolving credit facility	390,971	325,485
Payments on revolving credit facility	(415,800)	(332,884)
Net cash overdraft financing	(33,385)	27,858
Deferred loan costs	(3,688)	(7,027)
Issuance of common stock	67	39
Repurchase of common stock	(55,044)	(11,740)
Minimum withholding taxes paid on stock awards	(7,980)	(3,247)
Acquisition of noncontrolling interest	(8,784)	—
Distributions to noncontrolling interests	(6,253)	(4,500)
Net cash used in financing activities	(287,451)	(60,138)
Effect of exchange rate changes on cash	(2,712)	(5,732)
Net decrease in cash, cash equivalents and restricted cash	(7,090)	(38,088)
Cash, cash equivalents and restricted cash at beginning of period	73,045	107,369
Cash, cash equivalents and restricted cash at end of period	$65,955	$69,281
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(2,202)	$3,978
Cash paid during the period for:
Interest, net of capitalized interest	$39,481	$49,727
Income taxes, net of refunds	$24,868	$21,475
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$44,479	$16,425
Non-cash financing activities
Debt issued for assets	$21	$—

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 26, 2020
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and nine month periods ended September 26, 2020 and September 28, 2019, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2019.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of September 26, 2020, and include the 13 and 39 weeks ended September 26, 2020, and the 13 and 39 weeks ended September 28, 2019.

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

(d)    Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience adjusted for differences in asset-specific risk characteristic, current economic conditions, and forecasts of future economic conditions.  If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required.

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended September 26, 2020 and September 28, 2019, the Company sold approximately $76.2 million and $53.1 million of its trade receivables and incurred approximately $0.2 million and $0.3 million in fees, which are recorded as interest expense, respectively. For the nine months ended September 26, 2020 and September 28, 2019, the Company sold approximately $247.0 million and $136.3 million of its trade receivables and incurred approximately $0.9 million and $0.8 million in fees, which are recorded as interest expense, respectively.

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

(f)    Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains/(losses) in determining net income. The Company incurred net foreign currency translation losses of approximately $6.5 million and $36.5 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.

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

As a result of the current global COVID-19 pandemic, and related government imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the nine months ended September 26, 2020, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the COVID-19 pandemic.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		September 26, 2020			September 28, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$101,125	162,264	$0.62	$25,721	164,747	$0.16
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		6,543			5,725
Less: Pro forma treasury shares		(1,810)			(2,206)
Diluted:
Net income attributable to Darling	$101,125	166,997	$0.61	$25,721	168,266	$0.15

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		September 26, 2020			September 28, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$252,074	162,631	$1.55	$69,991	164,846	$0.42
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		6,391			5,885
Less: Pro forma treasury shares		(2,048)			(2,278)
Diluted:
Net income attributable to Darling	$252,074	166,974	$1.51	$69,991	168,453	$0.42

For the three months ended September 26, 2020 and September 28, 2019, respectively, 550,934 and 839,979 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended September 26, 2020 and September 28, 2019, respectively, 342,003 and 462,841 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended September 26, 2020 and September 28, 2019, respectively, 550,934 and 641,399 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the nine months ended September 26, 2020 and September 28, 2019, respectively, 474,520 and 557,900 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant (the “DGD Facility”) located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013 and is currently capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. Effective May 1, 2019, the limited liability company agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the DGD Joint Venture’s ongoing expansion project to construct a new, parallel facility located next to the existing facility.

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

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	September 30, 2020	December 31, 2019
Assets:
Total current assets	$465,669	$668,026
Property, plant and equipment, net	1,039,802	713,489
Other assets	32,813	30,710
Total assets	$1,538,284	$1,412,225
Liabilities and members' equity:
Total current portion of long term debt	$506	$341
Total other current liabilities	98,618	75,802
Total long term debt	8,839	8,742
Total other long term liabilities	3,875	4,422
Total members' equity	1,426,446	1,322,918
Total liabilities and members' equity	$1,538,284	$1,412,225

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Operating revenues	$346,276	$262,118	$1,000,717	$859,647
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	153,406	183,022	462,364	633,109
Depreciation, amortization and accretion expense	10,772	15,242	33,660	38,574
Total costs and expenses	164,178	198,264	496,024	671,683
Operating income	182,098	63,854	504,693	187,964
Other income	415	506	1,076	1,781
Interest and debt expense, net	(315)	(320)	(947)	(965)
Net income	$182,198	$64,040	$504,822	$188,780

As of September 26, 2020, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $713.2 million on the consolidated balance sheet. The Company has recorded an equity in net income of approximately $91.1 million and $32.0 million for the three months ended September 26, 2020 and September 28, 2019, respectively. The Company has recorded an equity in net income of approximately $252.4 million and $94.4 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. In December 2019, the blender tax credits for calendar year 2018 and 2019 were retroactively reinstated by the U.S. Congress. In addition, blenders tax credits were extended for calendar years 2020, 2021 and 2022. For the three and nine months ended September 30, 2019, the DGD Joint Venture results do not include any blenders tax credits, while in the three and nine months ended September 30, 2020, the DGD Joint Venture recorded approximately $79.9 million and $232.1 million of blenders tax credits, respectively. In the nine months ended September 26, 2020, the Company received dividend distributions of approximately $205.2 million from the DGD Joint Venture.

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

In October 2020, a wholly-owned international subsidiary of the Company completed the acquisition of all the shares of a Belgium privately owned group of rendering companies for approximately $29.4 million. The acquisition is expected to provide synergies to the Company's Belgium operations in the Feed Segment.
(5)    Inventories

A summary of inventories follows (in thousands):

	September 26, 2020	December 28, 2019
Finished product	$235,134	$199,799
Work in process	92,201	81,841
Raw material	35,039	41,964
Supplies and other	44,431	39,353
	$406,805	$362,957

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	September 26, 2020	December 28, 2019
Indefinite Lived Intangible Assets
Trade names	$53,855	$52,733
	53,855	52,733
Finite Lived Intangible Assets:
Routes	375,801	382,263
Permits	483,444	483,593
Non-compete agreements	3,163	3,840
Trade names	65,670	65,670
Royalty, consulting, land use rights and leasehold	24,984	20,737
	953,062	956,103
Accumulated Amortization:
Routes	(187,162)	(169,050)
Permits	(298,046)	(272,213)
Non-compete agreements	(2,791)	(3,111)
Trade names	(37,802)	(32,890)
Royalty, consulting, land use rights and leasehold	(6,323)	(5,178)
	(532,124)	(482,442)
Total Intangible assets, less accumulated amortization	$474,793	$526,394

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles decreased in fiscal 2020 as a result of approximately $5.8 million of fully amortized asset retirements partially offset by an increase from foreign currency translation. Amortization expense for the three and nine months ended September 26, 2020 and September 28, 2019, was approximately $18.4 million, $18.5 million, $54.5 million and $55.3 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 28, 2019
Goodwill	$793,457	$329,654	$116,555	$1,239,666
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	777,543	329,193	116,555	1,223,291
Foreign currency translation	3,749	9,229	3,074	16,052
Balance at September 26, 2020
Goodwill	797,206	338,883	119,629	1,255,718
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	$781,292	$338,422	$119,629	$1,239,343

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 26, 2020	December 28, 2019
Compensation and benefits	$107,986	$107,324
Accrued ad valorem, and franchise taxes	38,533	30,231
Accrued operating expenses	62,681	67,194
Other accrued expense	121,185	106,642
	$330,385	$311,391

(9)    Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The Company adopted the new standard on December 30, 2018 and is using the effective date as the Company's date of initial application and consequently, financial information will not be updated and the disclosures required under this ASU will not be provided for dates and periods before December 30, 2018. The Company has elected the package of expedients, which permits the Company not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The Company leases certain real and personal property, a large portion of the Company's fleet of tractors, all of its rail cars, some IT equipment and other transportation equipment under non-cancelable operating leases. The Company's office leases include certain lease and non-lease components, where the Company has elected to exclude the non-lease components from the calculation of the lease liability and ROU asset. The Company has finance leases, which are not significant to the Company and not separately disclosed in detail.

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease expense	$12,401	$11,589	$35,696	$36,417
Short-term lease costs	6,904	4,903	18,729	10,653
Total lease cost	$19,305	$16,492	54,425	47,070

Other information (in thousands, except lease terms and discount rates):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$37,654	$35,325

	September 26, 2020	December 28, 2019
Operating right-of-use assets, net	$142,269	$124,726

Operating lease liability, current	$40,973	$37,805
Operating lease liability, non-current	105,821	91,424
Total operating lease liabilities	$146,794	$129,229

Weighted average remaining lease term - operating leases	6.30 years	6.46 years
Weighted average discount rate - operating leases	4.22%	4.55%

Future annual minimum lease payments and capital lease commitments as of September 26, 2020 are as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2020 (excluding the nine months ended September 26, 2020)	$13,724	$19
2021	41,068	16
2022	29,886	16
2023	25,085	10
2024	18,797	8
Thereafter	33,261	1
	$161,821	$70
Less amounts representing interest	$(15,027)	(5)
Lease obligations included in current and long-term liabilities	$146,794	$65

As of September 26, 2020, the Company also has additional operating leases that have not yet commenced, primarily for rail car and tractors, with fixed payments over their noncancellable terms of $6.4 million. These operating leases will commence in 2020 and 2021 with noncancellable terms of 2 years to 10 years.

(10)    Debt

Debt consists of the following (in thousands):

	September 26, 2020	December 28, 2019
Amended Credit Agreement:
Revolving Credit Facility	$15,000	$39,000

Term Loan B	350,000	495,000
Less unamortized deferred loan costs	(4,689)	(7,696)
Carrying value Term Loan B	345,311	487,304

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(5,943)	(6,494)
Carrying value 5.25% Senior Notes due 2027	494,057	493,506

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	598,997	574,096
Less unamortized deferred loan costs - Denominated in euro	(6,519)	(6,982)
Carrying value 3.625% Senior Notes due 2026	592,478	567,114

Other Notes and Obligations	27,358	62,501
	1,474,204	1,649,425
Less Current Maturities	26,185	90,996
	$1,448,019	$1,558,429

As of September 26, 2020, the Company had other notes and obligations of $27.4 million that consist of various overdraft facilities of approximately $8.5 million, a China working capital line of credit of approximately $17.7 million and other debt of approximately $1.2 million.

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

Effective September 18, 2020, the Company, and certain of its subsidiaries entered into an amendment (the “Sixth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Sixth Amendment (i) extended the maturity date of the revolving credit facility under the Amended Credit Agreement from December 16, 2021 to September 18, 2025, (ii) increased the leverage ratio applicable to achieving the lowest applicable margin on borrowing under the revolving credit facility from 1.0 to 1.5, (iii) eliminated or modified certain of the negative covenants to increase the allowances for certain actions, including the incurrence of debt and investments, (iv) limited guarantees from, and security with respect to, entities organized outside of the United States and Canada to a limited group of foreign subsidiary holding companies, (v) included a collateral release mechanism, subject to the consent of the term loan B lenders, upon the Company achieving certain investment grade credit ratings, and (vi) made other market updates and changes.

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

Effective December 16, 2016, the Company, and certain of its subsidiaries entered into an amendment (the “Fourth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Fourth Amendment (i) adjusted the applicable margin pricing grid on borrowings under the revolving credit facility which adjusts based on the Company's total leverage ratio as set forth in the Amended Credit Agreement; (ii) eliminated the secured leverage ratio financial maintenance covenant so that from and after the effective date of the Fourth Amendment the Company’s financial covenants consist of maintaining a total leverage ratio not to exceed 5.50 to 1.00 and maintaining an interest coverage ratio of not less than 3.00 to 1.00; (iii) modified certain of the negative covenants to include a senior leverage ratio incurrence-based test and to increase the allowances for certain actions, including debt, investments and restricted payments; and (iv) made other updates and changes.

The Company's Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $1.53 billion comprised of (i) the Company's $525.0 million term loan B facility and (ii) the Company's $1.0 billion five-year revolving credit facility (up to $150.0 million of which is available for a letter of credit sub-facility and $50.0 million of which is available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $970.0 million of the revolving loan facility is available to be borrowed by (x) Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, (y) Darling Canada in Canadian dollars and (z) Darling NL and Darling Ingredients International Holding B.V. (“Darling BV”), in Canadian dollars, euros and other currencies to be agreed and available to each applicable lender. The remaining $30.0 million must be borrowed in U.S. dollars. The revolving credit facility will mature on September 18, 2025. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the revolving credit facility will equal either LIBOR/euro interbank offered rate/CDOR plus 1.75% per annum or base rate/Canadian prime rate plus 0.75% per annum, subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

As of September 26, 2020, the Company had $15.0 million outstanding under the revolver at base rate plus a margin of 0.75% per annum for a total of 4.00% per annum. The Company had $350.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 2.15% per annum. As of September 26, 2020, the Company had availability of $934.3 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities and letters of credit issued of $3.9 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $10.7 million at September 26, 2020. The Company capitalized $4.3 million of deferred loan costs in the third quarter of fiscal 2020 in connection with the Sixth Amendment.

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

As of September 26, 2020, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

(11)    Income Taxes

The Company has provided income taxes for the three and nine month periods ended September 26, 2020 and September 28, 2019, based on its estimate of the effective tax rate for the entire 2020 and 2019 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of September 26, 2020, the Company had $4.8 million of gross unrecognized tax benefits and $0.1 million of related accrued interest and penalties. The Company’s gross unrecognized tax benefits are not expected to decrease within the next twelve months.

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

On July 20, 2020, the U.S. Treasury Department released final regulations regarding the Global Intangible Low-Tax Income (“GILTI”) regime related to the High-Tax Exclusion (“HTE”). The final regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their GILTI computation on an elective basis. The final regulations apply to tax years of foreign corporations that begin on or after July 23, 2020. However, taxpayers may also retroactively apply the GILTI HTE to taxable years of foreign corporations that begin after December 31, 2017 and before July 23, 2020. Darling has applied the new GILTI HTE rules to its recently filed 2019 tax return and estimated annual effective tax rate for the 2020 fiscal year.

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

In the first nine months of fiscal 2020, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the three and nine months ended September 26, 2020 and September 28, 2019 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$9	$9	$(2)	$(2)	$7	$7
Amortization of actuarial loss	854	1,146	(213)	(294)	641	852
Total defined benefit pension plans	863	1,155	(215)	(296)	648	859
Corn option derivatives
Gain/(loss) reclassified to net income	229	206	(57)	(54)	172	152
Gain/(loss) activity recognized in other comprehensive income/(loss)	(3,588)	542	898	(141)	(2,690)	401
Total corn option derivatives	(3,359)	748	841	(195)	(2,518)	553
Heating oil derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	1,992	(2,268)	(498)	585	1,494	(1,683)
Total heating oil derivatives	1,992	(2,268)	(498)	585	1,494	(1,683)
Foreign exchange derivatives
Gain/(loss) reclassified to net income	(5,317)	1,178	385	(362)	(4,932)	816
Gain/(loss) activity recognized in other comprehensive income/(loss)	7,486	(8,405)	(1,142)	2,645	6,344	(5,760)
Total foreign exchange derivatives	2,169	(7,227)	(757)	2,283	1,412	(4,944)

Foreign currency translation	39,237	(48,954)	(1,383)	1,328	37,854	(47,626)

Other comprehensive income/(loss)	$40,902	$(56,546)	$(2,012)	$3,705	$38,890	$(52,841)

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$25	$27	$(6)	$(7)	$19	$20
Amortization of actuarial loss	2,562	3,439	(638)	(883)	1,924	2,556
Total defined benefit pension plans	2,587	3,466	(644)	(890)	1,943	2,576
Corn option derivatives
Gain/(loss) reclassified to net income	1,168	169	(292)	(44)	876	125
Gain/(loss) activity recognized in other comprehensive income/(loss)	(1,939)	609	485	(159)	(1,454)	450
Total corn option derivatives	(771)	778	193	(203)	(578)	575
Heating oil derivatives
Gain/(loss) activity recognized in other comprehensive income/(loss)	4,565	606	(1,141)	(156)	3,424	450
Total heating oil derivatives	4,565	606	(1,141)	(156)	3,424	450
Foreign exchange derivatives
Gain/(loss) reclassified to net income	(10,564)	1,465	1,690	(473)	(8,874)	992
Gain/(loss) activity recognized in other comprehensive income/(loss)	8,112	(9,485)	(1,298)	3,063	6,814	(6,422)
Total foreign exchange derivatives	(2,452)	(8,020)	392	2,590	(2,060)	(5,430)

Foreign currency translation	(5,798)	(37,695)	(1,445)	1,509	(7,243)	(36,186)

Other comprehensive income/(loss)	$(1,869)	$(40,865)	$(2,645)	$2,850	$(4,514)	$(38,015)

The following table presents the amounts reclassified out of each component of other comprehensive (income)/loss, net of tax for the three and nine months ended September 26, 2020 and September 28, 2019 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	Statement of Operations Classification
Derivative instruments
Foreign exchange contracts	$5,317	$(1,178)	$10,564	$(1,465)	Net sales
Corn option derivatives	(229)	(206)	(1,168)	(169)	Cost of sales and operating expenses
	5,088	(1,384)	9,396	(1,634)	Total before tax
	(328)	416	(1,398)	517	Income taxes
	4,760	(968)	7,998	(1,117)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(9)	$(9)	$(25)	$(27)	(a)
Amortization of actuarial loss	(854)	(1,146)	(2,562)	(3,439)	(a)
	(863)	(1,155)	(2,587)	(3,466)	Total before tax
	215	296	644	890	Income taxes
	(648)	(859)	(1,943)	(2,576)	Net of tax
Total reclassifications	$4,112	$(1,827)	$6,055	$(3,693)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of September 26, 2020 as follows (in thousands):

	Nine Months Ended September 26, 2020
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss December 28, 2019, attributable to Darling, net of tax	$(282,338)	$(5,505)	$(34,004)	$(321,847)
Other comprehensive income/(loss) before reclassifications	(7,243)	8,784	—	1,541
Amounts reclassified from accumulated other comprehensive loss	—	(7,998)	1,943	(6,055)
Net current-period other comprehensive income/(loss)	(7,243)	786	1,943	(4,514)
Noncontrolling interest	(753)	—	—	(753)
Accumulated Other Comprehensive loss September 26, 2020, attributable to Darling, net of tax	(288,828)	$(4,719)	$(32,061)	$(325,608)

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

During the first quarter of fiscal 2020, the Company repurchased approximately $55.0 million of its common stock in the open market and no common stock was repurchased in the second or third quarter of fiscal 2020. On August 3,

2020, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. As of September 26, 2020, the Company had approximately $200.0 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2022.

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

Net pension cost for the three and nine months ended September 26, 2020 and September 28, 2019 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$764	$664	$2,268	$2,025
Interest cost	1,425	1,698	4,283	5,122
Expected return on plan assets	(2,042)	(1,816)	(6,113)	(5,452)
Amortization of prior service cost	9	9	25	27
Amortization of net loss	854	1,146	2,562	3,439
Net pension cost	$1,010	$1,701	$3,025	$5,161

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at September 26, 2020, the Company expects to contribute approximately $4.9 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 26, 2020 and September 28, 2019 of approximately $10.3 million and $2.7 million, respectively.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two plans have certified as endangered or yellow zone as defined by the Pension Protection Act of 2006.

The Company has received notices of withdrawal liability from five U.S. multiemployer plans in which it participated. During the second quarter of fiscal 2020, the Company settled one of the withdrawal liabilities for approximately $2.5 million. As of September 26, 2020, the Company has an aggregate accrued liability of approximately $2.7 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(15)    Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward and option contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At September 26, 2020, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2019 and fiscal 2020, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2021. At September 26, 2020 and December 28, 2019, the aggregate fair value of these corn option contracts was approximately $0.2 million and $0.4 million, respectively. These amounts are included in other current assets, accrued expenses, noncurrent assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2019 and fiscal 2020, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At September 26, 2020 and December 28, 2019, the aggregate fair value of these foreign exchange contracts was approximately $0.1 million and $1.3 million, respectively. The September 26, 2020 amounts are included in other current assets, accrued expense and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The December 28, 2019 amounts are included in other current assets, accrued expense and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of September 26, 2020, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	25,116	Euro	3,970
Brazilian real	1,380,739	U.S. dollar	312,563
Euro	44,794	U.S. dollar	52,350
Euro	39,191	Polish zloty	175,000
Euro	4,962	Japanese yen	610,249
Euro	9,953	Chinese renminbi	80,042
Euro	15,354	Australian dollar	24,850
Euro	4,118	British pound	3,730
Euro	33	Canadian dollar	50
Euro	4,789	Brazilian real	30,000
Polish zloty	19,226	Euro	4,295
British pound	77	Euro	84
Japanese yen	205,545	U.S. dollar	1,944
U.S. dollar	864	Japanese yen	90,000
U.S. dollar	94,415	Euro	80,000

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at September 26, 2020 into earnings over the next 12 months will be approximately $6.5 million. As of September 26, 2020, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and nine months ended September 26, 2020 and September 28, 2019 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Foreign exchange	Foreign currency loss	$(1,957)	$95	$(1,995)	$1,632
Foreign exchange	Net sales	(566)	1,244	57	1,306
Foreign exchange	Cost of sales and operating expenses	111	(567)	(946)	(661)
Foreign exchange	Selling, general and administrative expense	1,187	1,915	8,091	2,437
Corn options and futures	Net sales	(914)	881	876	619
Corn options and futures	Cost of sales and operating expenses	754	(2,509)	(2,332)	(1,866)
Heating oil swaps and options	Net sales	—	—	(38)	—
Heating Oil swaps and options	Cost of sales and operating expenses	—	—	—	(506)
Total		$(1,385)	$1,059	$3,713	$2,961

At September 26, 2020, the Company had forward purchase agreements in place for purchases of approximately $27.7 million of natural gas and diesel fuel.  These forward purchase agreements have no net settlement provisions and the Company intends to take physical delivery of the underlying product.  Accordingly, the forward purchase agreements are not subject to the requirements of fair value accounting and the Company has elected to account for these as normal purchases as defined in the FASB authoritative guidance.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of September 26, 2020 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at September 26, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$5,535	$—	$5,535	$—
Total Assets	$5,535	$—	$5,535	$—

Liabilities:
Derivative instruments	$7,366	$—	$7,366	$—
5.25% Senior notes	522,400	—	522,400	—
3.625% Senior notes	605,406	—	605,406	—
Term loan B	348,250	—	348,250	—
Revolver debt	14,700	—	14,700	—
Total Liabilities	$1,498,122	$—	$1,498,122	$—

		Fair Value Measurements at December 28, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$4,140	$—	$4,140	$—
Total Assets	$4,140	$—	$4,140	$—

Liabilities:
Derivative instruments	$1,593	$—	$1,593	$—
5.25% Senior notes	531,850	—	531,850	—
3.625% Senior notes	605,327	—	605,327	—
Term loan B	497,475	—	497,475	—
Revolver debt	38,805	—	38,805	—
Total Liabilities	$1,675,050	$—	$1,675,050	$—

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At September 26, 2020 and December 28, 2019, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $64.4 million and $70.5 million, respectively.  The Company has insurance recovery receivables of approximately $26.2 million as of September 26, 2020 and December 28, 2019, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Environmental Enforcement Matter. In our quarterly report on Form 10-Q for the quarter ended March 28, 2020, we reported that we were working with the Office of the Attorney General of the State of New Jersey (the “New Jersey

AG”) to resolve the penalty portion of a claim brought by the New Jersey AG. We resolved this matter with the New Jersey AG in October 2020 for an agreed amount of $297,500.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 26, 2020
Net Sales	$483,025	$291,842	$75,702	$—	$850,569
Cost of sales and operating expenses	361,576	226,745	50,047	—	638,368
Gross Margin	121,449	65,097	25,655	—	212,201

Loss/(gain) on sale of assets	167	16	(61)	—	122
Selling, general and administrative expenses	49,028	23,366	5,038	12,561	89,993
Depreciation and amortization	53,764	20,648	8,633	2,685	85,730
Equity in net income of Diamond Green Diesel	—	—	91,099	—	91,099
Segment operating income/(loss)	18,490	21,067	103,144	(15,246)	127,455

Equity in net income of other unconsolidated subsidiaries	906	—	—	—	906
Segment income/(loss)	19,396	21,067	103,144	(15,246)	128,361

Total other expense					(21,944)
Income before income taxes					$106,417

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 28, 2019
Net Sales	$496,978	$276,467	$68,604	$—	$842,049
Cost of sales and operating expenses	379,792	214,643	58,488	—	652,923
Gross Margin	117,186	61,824	10,116	—	189,126

Loss/(gain) on sale of assets	(2,429)	(253)	13	—	(2,669)
Selling, general and administrative expenses	47,319	22,811	912	12,507	83,549
Depreciation and amortization	50,182	19,743	7,895	2,587	80,407
Equity in net income of Diamond Green Diesel	—	—	32,020	—	32,020
Segment operating income/(loss)	22,114	19,523	33,316	(15,094)	59,859

Equity in net loss of other unconsolidated subsidiaries	(665)	—	—	—	(665)
Segment income/(loss)	21,449	19,523	33,316	(15,094)	59,194

Total other expense					(21,507)
Income before income taxes					$37,687

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 26, 2020
Net Sales	$1,499,340	$841,070	$211,674	$—	$2,552,084
Cost of sales and operating expenses	1,117,931	652,334	147,358	—	1,917,623
Gross Margin	381,409	188,736	64,316	—	634,461

Loss/(gain) on sale of assets	293	(30)	(53)	—	210
Selling, general and administrative expense	153,459	71,406	10,645	40,869	276,379
Depreciation and amortization	159,968	60,925	24,705	8,113	253,711
Equity in net income of Diamond Green Diesel	—	—	252,411	—	252,411
Segment operating income/(loss)	67,689	56,435	281,430	(48,982)	356,572

Equity in net income of other unconsolidated subsidiaries	2,467	—	—	—	2,467
Segment income/(loss)	70,156	56,435	281,430	(48,982)	359,039

Total other expense					(61,790)
Income before income taxes					$297,249

Segment assets at September 26, 2020	$2,604,359	$1,300,097	$1,117,186	$359,344	$5,380,986

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 28, 2019
Net Sales	$1,480,244	$830,466	$193,767	$—	$2,504,477
Cost of sales and operating expenses	1,143,606	643,091	161,855	—	1,948,552
Gross Margin	336,638	187,375	31,912	—	555,925

Loss/(gain) on sale of assets	(7,343)	(13,518)	16	—	(20,845)
Selling, general and administrative expense	142,615	68,129	583	38,242	249,569
Depreciation and amortization	148,271	59,115	24,055	7,616	239,057
Equity in net income of Diamond Green Diesel	—	—	94,390	—	94,390
Segment operating income/(loss)	53,095	73,649	101,648	(45,858)	182,534

Equity in net loss of other unconsolidated subsidiaries	(1,087)	—	—	—	(1,087)
Segment income/(loss)	52,008	73,649	101,648	(45,858)	181,447

Total other expense					(80,026)
Income before income taxes					$101,421

Segment assets at December 28, 2019	$2,653,363	$1,345,526	$1,087,701	$258,668	$5,345,258
(19)    Revenue

The Company extends payment terms to its customers based on commercially acceptable practices. The term between invoicing and payment due date is not significant. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring finished products or performing services, which is generally based on an executed agreement or purchase order.

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and nine months ended September 26, 2020 and September 28, 2019 (in thousands):

	Three Months Ended September 26, 2020
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$390,182	$66,554	$5,678	$462,414
Europe	85,803	152,372	70,024	308,199
China	4,310	43,491	—	47,801
South America	—	11,711	—	11,711
Other	2,730	17,714	—	20,444
Net sales	$483,025	$291,842	$75,702	$850,569

Major product types
Fats	$153,496	$35,108	$—	$188,604
Used cooking oil	45,659	—	—	45,659
Proteins	190,663	—	—	190,663
Bakery	44,402	—	—	44,402
Other rendering	39,041	—	—	39,041
Food ingredients	—	238,651	—	238,651
Bioenergy	—	—	70,024	70,024
Biofuels	—	—	5,678	5,678
Other	9,764	18,083	—	27,847
Net sales	$483,025	$291,842	$75,702	$850,569

	Nine Months Ended September 26, 2020
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,236,963	$171,517	$12,069	$1,420,549
Europe	244,712	468,285	199,605	912,602
China	10,087	128,490	—	138,577
South America	—	24,377	—	24,377
Other	7,578	48,401	—	55,979
Net sales	$1,499,340	$841,070	$211,674	$2,552,084

Major product types
Fats	$484,287	$100,423	$—	$584,710
Used cooking oil	132,274	—	—	132,274
Proteins	596,784	—	—	596,784
Bakery	129,467	—	—	129,467
Other rendering	125,669	—	—	125,669
Food ingredients	—	676,970	—	676,970
Bioenergy	—	—	199,605	199,605
Biofuels	—	—	12,069	12,069
Other	30,859	63,677	—	94,536
Net sales	$1,499,340	$841,070	$211,674	$2,552,084

	Three Months Ended September 28, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$411,566	$53,483	$11,176	$476,225
Europe	76,526	150,647	57,428	284,601
China	6,413	43,447	—	49,860
South America	—	13,154	—	13,154
Other	2,473	15,736	—	18,209
Net sales	$496,978	$276,467	$68,604	$842,049

Major product types
Fats	$150,018	$33,186	$—	$183,204
Used cooking oil	45,793	—	—	45,793
Proteins	196,912	—	—	196,912
Bakery	51,570	—	—	51,570
Other rendering	40,444	—	—	40,444
Food ingredients	—	221,091	—	221,091
Bioenergy	—	—	57,428	57,428
Biofuels	—	—	11,176	11,176
Other	12,241	22,190	—	34,431
Net sales	$496,978	$276,467	$68,604	$842,049

	Nine Months Ended September 28, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$1,223,253	$157,097	$26,530	$1,406,880
Europe	235,381	450,106	167,237	852,724
China	14,318	133,368	—	147,686
South America	—	37,944	—	37,944
Other	7,292	51,951	—	59,243
Net sales	$1,480,244	$830,466	$193,767	$2,504,477

Major product types
Fats	$438,436	$99,109	$—	$537,545
Used cooking oil	136,498	—	—	136,498
Proteins	603,110	—	—	603,110
Bakery	141,641	—	—	141,641
Other rendering	122,581	—	—	122,581
Food ingredients	—	666,235	—	666,235
Bioenergy	—	—	167,237	167,237
Biofuels	—	—	26,530	26,530
Other	37,978	65,122	—	103,100
Net sales	$1,480,244	$830,466	$193,767	$2,504,477

Revenue from Contracts with Customers

The Company has two primary revenue streams. Finished product revenues are recognized when control of the promised finished product is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized in net sales when the service occurs.

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2020 under these long-term supply contracts was approximately $32.9 million, with the remaining performance obligations to be recognized in future periods (generally 3 years) of approximately $191.4 million.

(20)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended September 26, 2020 and September 28, 2019, the Company has recorded sales to the DGD Joint Venture of approximately $69.0 million and $47.3 million, respectively. For the nine months ended September 26, 2020 and September 28, 2019, the Company has recorded sales to the DGD Joint Venture of approximately $203.4 million and $149.5 million, respectively. At September 26, 2020 and December 28, 2019, the Company has $10.0 million and $17.8 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $4.2 million and $6.8 million of additional sales for the three months ended September 26, 2020 and September 28, 2019, respectively to defer the Company's portion of profit of approximately $0.8 million and $1.0 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at September 26, 2020 and September 28, 2019, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2021, unless extended by agreement of the parties. As of September 26, 2020, no amounts are owed to Darling Green under the DGD Loan Agreement.

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

(22)     Guarantor Financial Information

The Company's 5.25% Notes and 3.625% Notes (see Note 10 (Debt) to the Company's Consolidated Financial Statements included herein) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National LLC, Griffin Industries LLC and its subsidiary Craig Protein Division, Inc., Darling Global Holdings Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial statements present condensed consolidated financial data for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated financial statements, which include condensed consolidated balance sheets as of September 26, 2020 and December 28, 2019, and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income/(loss) for the three and nine months ended September 26, 2020 and September 28, 2019 and the condensed consolidated statements of cash flows for the nine months ended September 26, 2020 and September 28, 2019. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Condensed Consolidated Balance Sheet
As of September 26, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$717	$24	$65,104	$—	$65,845
Restricted cash	103	—	7	—	110
Accounts receivable	39,557	738,574	732,110	(1,136,658)	373,583
Inventories	22,371	96,942	287,492	—	406,805
Income taxes refundable	1,557	—	2,383	—	3,940
Prepaid expenses	27,212	2,496	22,651	—	52,359
Other current assets	3,257	(4,072)	34,502	(5,155)	28,532
Total current assets	94,774	833,964	1,144,249	(1,141,813)	931,174
Investment in subsidiaries	5,739,060	1,283,699	844,045	(7,866,804)	—
Property, plant and equipment, net	432,303	512,587	844,282	—	1,789,172
Intangible assets, net	40,172	148,029	286,592	—	474,793
Goodwill	49,902	490,748	698,693	—	1,239,343
Investment in unconsolidated subsidiaries	—	—	742,875	—	742,875
Operating lease right-of-use asset	85,490	30,174	26,605	—	142,269
Other assets	39,192	134	99,320	(93,048)	45,598
Deferred taxes	—	—	15,762	—	15,762
	$6,480,893	$3,299,335	$4,702,423	$(9,101,665)	$5,380,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$6,503	$11	$24,826	$(5,155)	$26,185
Accounts payable	1,166,310	26,363	150,976	(1,136,651)	206,998
Income taxes payable	2,118	—	16,895	—	19,013
Current operating lease liability	21,679	10,752	8,542	—	40,973
Accrued expenses	107,147	28,786	194,459	(7)	330,385
Total current liabilities	1,303,757	65,912	395,698	(1,141,813)	623,554
Long-term debt, net of current portion	947,431	22	593,614	(93,048)	1,448,019
Long-term operating lease liability	69,276	19,158	17,387	—	105,821
Other noncurrent liabilities	68,474	—	34,085	—	102,559
Deferred income taxes	144,236	—	121,608	—	265,844
Total liabilities	2,533,174	85,092	1,162,392	(1,234,861)	2,545,797
Total stockholders’ equity	3,947,719	3,214,243	3,540,031	(7,866,804)	2,835,189
	$6,480,893	$3,299,335	$4,702,423	$(9,101,665)	$5,380,986

Condensed Consolidated Balance Sheet
As of December 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$551	$26	$72,358	$—	$72,935
Restricted cash	103	—	7	—	110
Accounts receivable	51,097	702,945	518,614	(866,318)	406,338
Inventories	26,893	86,609	249,455	—	362,957
Income taxes refundable	1,106	—	2,211	—	3,317
Prepaid expenses	20,888	2,241	23,470	—	46,599
Other current assets	5,399	(2,326)	40,872	(18,913)	25,032
Total current assets	106,037	789,495	906,987	(885,231)	917,288
Investment in subsidiaries	5,365,956	1,366,635	844,043	(7,576,634)	—
Property, plant and equipment, net	434,237	524,577	843,597	—	1,802,411
Intangible assets, net	44,404	170,581	311,409	—	526,394
Goodwill	49,902	490,748	682,641	—	1,223,291
Investment in unconsolidated subsidiaries	—	—	689,354	—	689,354
Operating lease right-of-use asset	74,005	31,243	19,478	—	124,726
Other assets	35,456	134	61,974	(50,164)	47,400
Deferred income taxes	—	—	14,394	—	14,394
	$6,109,997	$3,373,413	$4,373,877	$(8,512,029)	$5,345,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$40,916	$10	$68,983	$(18,913)	$90,996
Accounts payable	893,490	29,535	182,484	(866,257)	239,252
Income taxes payable	(10)	—	8,905	—	8,895
Current operating lease liability	20,454	10,510	6,841	—	37,805
Accrued expenses	116,758	32,861	161,833	(61)	311,391
Total current liabilities	1,071,608	72,916	429,046	(885,231)	688,339
Long-term debt, net of current portion	1,040,974	30	567,589	(50,164)	1,558,429
Long-term operating lease liability	58,970	20,281	12,173	—	91,424
Other noncurrent liabilities	80,409	—	35,376	—	115,785
Deferred income taxes	122,109	—	125,822	—	247,931
Total liabilities	2,374,070	93,227	1,170,006	(935,395)	2,701,908
Total stockholders’ equity	3,735,927	3,280,186	3,203,871	(7,576,634)	2,643,350
	$6,109,997	$3,373,413	$4,373,877	$(8,512,029)	$5,345,258

Condensed Consolidated Statements of Operations
For the three months ended September 26, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$173,659	$309,837	$416,297	$(49,224)	$850,569
Cost and expenses:
Cost of sales and operating expenses	134,887	249,004	303,701	(49,224)	638,368
Loss/(gain) on sale of assets	89	119	(86)	—	122
Selling, general and administrative expenses	42,103	11,520	36,370	—	89,993
Depreciation and amortization	17,167	26,362	42,201	—	85,730
Total costs and expenses	194,246	287,005	382,186	(49,224)	814,213
Equity in net income of Diamond Green Diesel	—	—	91,099	—	91,099
Operating income/(loss)	(20,587)	22,832	125,210	—	127,455

Interest expense	(13,152)	(37)	(5,604)	—	(18,793)
Foreign currency gains/(losses)	(93)	3	(1,149)	—	(1,239)
Other expense, net	(1,336)	(562)	(14)	—	(1,912)
Equity in net income of other unconsolidated subsidiaries	—	—	906	—	906
Earnings in investments in subsidiaries	135,357	—	—	(135,357)	—
Income/(loss) before taxes	100,189	22,236	119,349	(135,357)	106,417
Income tax expense/(benefit)	(936)	360	5,388	—	4,812
Net income attributable to noncontrolling interests	—	—	(480)	—	(480)
Net income/(loss) attributable to Darling	$101,125	$21,876	$113,481	$(135,357)	$101,125

Condensed Consolidated Statements of Operations
For the nine months ended September 26, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$540,493	$930,788	$1,225,680	$(144,877)	$2,552,084
Cost and expenses:
Cost of sales and operating expenses	419,771	741,292	901,437	(144,877)	1,917,623
Loss/(gain) on sale of assets	127	174	(91)	—	210
Selling, general and administrative expenses	135,114	35,061	106,204	—	276,379
Depreciation and amortization	51,428	79,178	123,105	—	253,711
Total costs and expenses	606,440	855,705	1,130,655	(144,877)	2,447,923
Equity in net income of Diamond Green Diesel	—	—	252,411	—	252,411
Operating income/(loss)	(65,947)	75,083	347,436	—	356,572

Interest expense	(39,378)	(139)	(16,286)	—	(55,803)
Foreign currency losses	(603)	(22)	(84)	—	(709)
Other expense, net	(4,076)	(1,191)	(11)	—	(5,278)
Equity in net income of other unconsolidated subsidiaries	—	—	2,467	—	2,467
Earnings in investments in subsidiaries	346,144	—	—	(346,144)	—
Income/(loss) before taxes	236,140	73,731	333,522	(346,144)	297,249
Income tax expense/(benefit)	(15,934)	10,680	48,312	—	43,058
Net income attributable to noncontrolling interests	—	—	(2,117)	—	(2,117)
Net income/(loss) attributable to Darling	$252,074	$63,051	$283,093	$(346,144)	$252,074

Condensed Consolidated Statements of Operations
For the three months ended September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$164,488	$330,655	$403,749	$(56,843)	$842,049
Cost and expenses:
Cost of sales and operating expenses	130,498	273,238	306,030	(56,843)	652,923
Gain on sale of assets	(86)	(2,343)	(240)	—	(2,669)
Selling, general and administrative expenses	41,225	12,319	30,005	—	83,549
Depreciation and amortization	15,071	25,317	40,019	—	80,407
Total costs and expenses	186,708	308,531	375,814	(56,843)	814,210
Equity in net income of Diamond Green Diesel	—	—	32,020	—	32,020
Operating income/(loss)	(22,220)	22,124	59,955	—	59,859

Interest expense	(13,862)	(52)	(5,445)	—	(19,359)
Foreign currency gains/(losses)	(30)	(4)	500	—	466
Other expense, net	(2,026)	(431)	(157)	—	(2,614)
Equity in net income/(loss) of other unconsolidated subsidiaries	(1,172)	—	507	—	(665)
Earnings in investments in subsidiaries	52,697	—	—	(52,697)	—
Income/(loss) before taxes	13,387	21,637	55,360	(52,697)	37,687
Income tax expense/(benefit)	(12,334)	6,472	16,712	—	10,850
Net income attributable to noncontrolling interests	—	—	(1,116)	—	(1,116)
Net income/(loss) attributable to Darling	$25,721	$15,165	$37,532	$(52,697)	$25,721

Condensed Consolidated Statements of Operations
For the nine months ended September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$481,645	$986,390	$1,206,999	$(170,557)	$2,504,477
Cost and expenses:
Cost of sales and operating expenses	384,408	813,491	921,210	(170,557)	1,948,552
Gain on sale of assets	(44)	(7,331)	(13,470)	—	(20,845)
Selling, general and administrative expenses	129,218	35,042	85,309	—	249,569
Depreciation and amortization	43,668	76,594	118,795	—	239,057
Total costs and expenses	557,250	917,796	1,111,844	(170,557)	2,416,333
Equity in net income of Diamond Green Diesel	—	—	94,390	—	94,390
Operating income/(loss)	(75,605)	68,594	189,545	—	182,534

Interest expense	(42,967)	(108)	(17,013)	—	(60,088)
Debt extinguishment costs	(12,126)	—	—	—	(12,126)
Foreign currency losses	(31)	(3)	(620)	—	(654)
Other income/(expense), net	(4,878)	(2,407)	127	—	(7,158)
Equity in net income/(loss) of other unconsolidated subsidiaries	(3,090)	—	2,003	—	(1,087)
Earnings in investments in subsidiaries	176,004	—	—	(176,004)	—
Income/(loss) before taxes	37,307	66,076	174,042	(176,004)	101,421
Income tax expense/(benefit)	(32,684)	15,571	41,013	—	23,900
Net income attributable to noncontrolling interests	—	—	(7,530)	—	(7,530)
Net income/(loss) attributable to Darling	$69,991	$50,505	$125,499	$(176,004)	$69,991

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended September 26, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$101,605	$21,876	$113,481	$(135,357)	$101,605
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(732)	—	38,586	—	37,854
Pension adjustments	518	—	130	—	648
Corn option derivative adjustments	(2,518)	—	—	—	(2,518)
Heating oil derivative adjustments	—	—	1,494	—	1,494
Foreign exchange derivative adjustments	—	—	1,412	—	1,412
Total other comprehensive income/(loss), net of tax	(2,732)	—	41,622	—	38,890
Total comprehensive income/(loss)	98,873	21,876	155,103	(135,357)	140,495
Total comprehensive income attributable to noncontrolling interest	—	—	456	—	456
Total comprehensive income/(loss) attributable to Darling	$98,873	$21,876	$154,647	$(135,357)	$140,039

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the nine months ended September 26, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$254,191	$63,051	$283,093	$(346,144)	$254,191
Other comprehensive income/ (loss), net of tax:
Foreign currency translation	(1,445)	(128,994)	123,196	—	(7,243)
Pension adjustments	1,554	—	389	—	1,943
Corn option derivative adjustments	(578)	—	—	—	(578)
Heating oil derivative adjustments	—	—	3,424	—	3,424
Foreign exchange derivative adjustments	—	—	(2,060)	—	(2,060)
Total other comprehensive income/(loss), net of tax	(469)	(128,994)	124,949	—	(4,514)
Total comprehensive income/(loss)	253,722	(65,943)	408,042	(346,144)	249,677
Total comprehensive income attributable to noncontrolling interest	—	—	1,364	—	1,364
Total comprehensive income/(loss) attributable to Darling	$253,722	$(65,943)	$406,678	$(346,144)	$248,313

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$26,837	$15,165	$37,532	$(52,697)	$26,837
Other comprehensive income/(loss), net of tax:
Foreign currency translation	1,328	—	(48,954)	—	(47,626)
Pension adjustments	767	—	92	—	859
Corn option derivative adjustments	553	—	—	—	553
Heating oil derivative adjustments	—	—	(1,683)	—	(1,683)
Foreign exchange derivative adjustment	—	—	(4,944)	—	(4,944)
Total other comprehensive income/(loss), net of tax	2,648	—	(55,489)	—	(52,841)
Total comprehensive income/(loss)	29,485	15,165	(17,957)	(52,697)	(26,004)
Total comprehensive income attributable to noncontrolling interest	—	—	1,120	—	1,120
Total comprehensive income/(loss) attributable to Darling	$29,485	$15,165	$(19,077)	$(52,697)	$(27,124)

Condensed Consolidated Statements of Comprehensive Income/(Loss)
For the nine months ended September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net income/(loss)	$77,521	$50,505	$125,499	$(176,004)	$77,521
Other comprehensive income/(loss), net of tax:
Foreign currency translation	1,509	—	(37,695)	—	(36,186)
Pension adjustments	2,300	—	276	—	2,576
Corn option derivative adjustments	575	—	—	—	575
Heating oil derivative adjustments	—	—	450	—	450
Foreign exchange derivative adjustments	—	—	(5,430)	—	(5,430)
Total other comprehensive income/(loss), net of tax	4,384	—	(42,399)	—	(38,015)
Total comprehensive income/(loss)	81,905	50,505	83,100	(176,004)	39,506
Total comprehensive income attributable to noncontrolling interest	—	—	7,822	—	7,822
Total comprehensive income/(loss) attributable to Darling	$81,905	$50,505	$75,278	$(176,004)	$31,684

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 26, 2020
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income/(loss)	$254,191	$63,051	$283,093	$(346,144)	$254,191
Earnings in investments in subsidiaries	(346,144)	—	—	346,144	—
Other operating cash flows	357,187	(16,471)	(124,494)	—	216,222
Net cash provided by operating activities	265,234	46,580	158,599	—	470,413

Cash flows from investing activities:
Capital expenditures	(44,730)	(46,848)	(93,341)	—	(184,919)
Investment in subsidiaries and affiliates	(18,784)	—	—	18,784	—
Note receivable from affiliates	42,884	—	(42,884)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	30	273	988	—	1,291
Payments related to routes and other intangibles	(3,416)	—	(296)	—	(3,712)
Net cash provided/(used) in investing activities	(24,016)	(46,575)	(135,533)	18,784	(187,340)

Cash flows from financing activities:
Proceeds for long-term debt	—	—	24,085	—	24,085
Payments on long-term debt	(145,003)	(7)	(26,630)	—	(171,640)
Borrowings from revolving facilities	248,000	—	142,971	—	390,971
Payments on revolving facilities	(272,000)	—	(143,800)	—	(415,800)
Net cash overdraft financing	(5,417)	—	(27,968)	—	(33,385)
Deferred loan costs	(3,688)	—	—	—	(3,688)
Issuances of common stock	67	—	—	—	67
Repurchase of treasury stock	(55,044)	—	—	—	(55,044)
Contributions from parent	—	—	18,784	(18,784)	—
Minimum withholding taxes paid on stock awards	(7,967)	—	(13)	—	(7,980)
Acquisition of noncontrolling interest	—	—	(8,784)	—	(8,784)
Distributions to noncontrolling interests	—	—	(6,253)	—	(6,253)
Net cash used in financing activities	(241,052)	(7)	(27,608)	(18,784)	(287,451)

Effect of exchange rate changes on cash	—	—	(2,712)	—	(2,712)

Net increase/(decrease) in cash, cash equivalents and restricted cash	166	(2)	(7,254)	—	(7,090)
Cash, cash equivalents and restricted cash at beginning of period	654	26	72,365	—	73,045
Cash, cash equivalents and restricted cash at end of period	$820	$24	$65,111	$—	$65,955

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 28, 2019
(in thousands)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income/(loss)	$77,521	$50,505	$125,499	$(176,004)	$77,521
Earnings in investments in subsidiaries	(176,004)	—	—	176,004	—
Other operating cash flows	189,575	(2,763)	(1,651)	—	185,161
Net cash provided by operating activities	91,092	47,742	123,848	—	262,682

Cash flows from investing activities:
Capital expenditures	(88,639)	(61,337)	(95,116)	—	(245,092)
Acquisitions	(1,157)	—	(274)	—	(1,431)
Investment in subsidiaries and affiliates	(2,393)	(393)	—	786	(2,000)
Note receivable from affiliates	38,274	—	(38,274)	—	—
Gross proceeds from sale of property, plant and equipment and other assets	380	12,223	2,799	—	15,402
Proceeds from insurance settlements	—	1,371	—	—	1,371
Payments related to routes and other intangibles	(131)	—	(3,019)	—	(3,150)
Net cash provided/(used) in investing activities	(53,666)	(48,136)	(133,884)	786	(234,900)

Cash flows from financing activities:
Proceeds for long-term debt	500,000	—	11,985	—	511,985
Payments on long-term debt	(545,872)	(5)	(20,230)	—	(566,107)
Borrowings from revolving credit facility	176,000	—	149,485	—	325,485
Payments on revolving credit facility	(152,000)	—	(180,884)	—	(332,884)
Net cash overdraft financing	5,951	—	21,907	—	27,858
Deferred loan costs	(7,027)	—	—	—	(7,027)
Issuances of common stock	39	—	—	—	39
Repurchase of treasury stock	(11,740)	—	—	—	(11,740)
Contributions from parent	—	393	393	(786)	—
Minimum withholding taxes paid on stock awards	(3,230)	—	(17)	—	(3,247)
Distributions to noncontrolling interests	—	—	(4,500)	—	(4,500)
Net cash provided/(used) in financing activities	(37,879)	388	(21,861)	(786)	(60,138)

Effect of exchange rate changes on cash	—	—	(5,732)	—	(5,732)

Net decrease in cash, cash equivalents and restricted cash	(453)	(6)	(37,629)	—	(38,088)
Cash, cash equivalents and restricted cash at beginning of period	1,098	32	106,239	—	107,369
Cash, cash equivalents and restricted cash at end of period	$645	$26	$68,610	$—	$69,281

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe and North America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, (viii) the rearing and processing of black soldier fly larvae into specialty proteins for use in animal feed and pet food in North America, and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial

Statements for the period ended September 26, 2020 included herein, (ii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, (iii) the conversion of organic sludge and food waste into biogas in Europe, (iv) the processing of manure into natural bio-phosphate in Europe, and (v) the conversion of animal fats and recycled greases into biodiesel in North America.

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

To date, these restrictions have not had a material impact on the Company’s operations, as the Company operates in industries that are deemed “critical” and “essential” under the rules imposing these restrictions. In addition, the Company has implemented operational guidelines throughout the Company's organization consistent with the applicable governmental and regulatory policies in the geographies the Company operates intended to protect the Company's employees and prevent the spread of the virus in the Company's workplace, and to date, all of the Company's facilities are operational. The Company believes the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue throughout the remainder of the Company's fiscal year. Among the items that could have a significant impact on the Company's future results is a reduction in the Company's raw material supply due to disruptions in the operations of the Company's third-party suppliers. Accordingly, while to date the Company has experienced no material negative effects on the Company's business and results of operations as a result of the current COVID-19 outbreak, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of the Company's supply chain partners and finished product customers, which ultimately could result in material negative effects on the Company's business and results of operations. The Company’s raw material supplies are globally diverse. During the second quarter, the Company experienced various disruptions in raw material supplies and sales of its specialty collagens and gelatins, both of which returned to more normalized levels during the third quarter. However, it is possible that COVID-19 might cause similar disruptions to the Company's business and operations in the future.

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

Results of Operations

Three Months Ended September 26, 2020 Compared to Three Months Ended September 28, 2019

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2020, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2020, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2019 are as follows:

	Avg. Price 3rd Quarter 2020	Avg. Price 3rd Quarter 2019	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 212.91/ton	$ 216.29/ton	$ (3.38)/ton	(1.6)%
Feed Grade PM (Mid-South)	$ 226.07/ton	$ 234.60/ton	$ (8.53)/ton	(3.6)%
Pet Food PM (Mid-South)	$ 581.80/ton	$ 411.77/ton	$ 170.03/ton	41.3%
Feather meal (Mid-South)	$ 267.91/ton	$ 333.43/ton	$ (65.52)/ton	(19.7)%
BFT (Chicago)	$ 29.04/cwt	$ 30.50/cwt	$ (1.46)/cwt	(4.8)%
YG (Illinois)	$ 19.48/cwt	$ 24.53/cwt	$ (5.05)/cwt	(20.6)%
Corn (Illinois)	$ 3.55/bushel	$ 4.16/bushel	$(0.61)/bushel	(14.7)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 690.00/MT	$ 533.00/MT	$ 157.00/MT	29.5%
Soy meal (CIF Rotterdam)	$ 379.00/MT	$ 339.00/MT	$ 40.00/MT	11.8%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2020, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2020.

	Avg. Price 3rd Quarter 2020	Avg. Price 2nd Quarter 2020	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 212.91/ton	$ 290.42/ton	$ (77.51)/ton	(26.7)%
Feed Grade PM (Mid-South)	$ 226.07/ton	$ 269.07/ton	$ (43.00)/ton	(16.0)%
Pet Food PM (Mid-South)	$ 581.80/ton	$ 679.08/ton	$ (97.28)/ton	(14.3)%
Feather meal (Mid-South)	$ 267.91/ton	$ 300.90/ton	$ (32.99)/ton	(11.0)%
BFT (Chicago)	$ 29.04/cwt	$ 29.95/cwt	$ (0.91)/cwt	(3.0)%
YG (Illinois)	$ 19.48/cwt	$ 20.18/cwt	$ (0.70)/cwt	(3.5)%
Corn (Illinois)	$ 3.55/bushel	$ 3.26/bushel	$ 0.29/bushel	8.9%
Reuters:
Palm Oil (CIF Rotterdam)	$ 690.00/MT	$ 562.00/MT	$ 128.00/MT	22.8%
Soy meal (CIF Rotterdam)	$ 379.00/MT	$ 352.00/MT	$ 27.00/MT	7.7%

Segment Results

Segment operating income for the three months ended September 26, 2020 was $127.5 million, which reflects an increase of $67.6 million or 112.9% as compared to the three months ended September 28, 2019.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 26, 2020
Net Sales	$483,025	$291,842	$75,702	$—	$850,569
Cost of sales and operating expenses	361,576	226,745	50,047	—	638,368
Gross Margin	121,449	65,097	25,655	—	212,201

Gross Margin %	25.1%	22.3%	33.9%	—%	24.9%

Loss/(gain) on sale of assets	167	16	(61)	—	122
Selling, general and administrative expenses	49,028	23,366	5,038	12,561	89,993
Depreciation and amortization	53,764	20,648	8,633	2,685	85,730
Equity in net income of Diamond Green Diesel	—	—	91,099	—	91,099
Segment operating income/(loss)	18,490	21,067	103,144	(15,246)	127,455

Equity in net income of other unconsolidated subsidiaries	906	—	—	—	906
Segment income/(loss)	19,396	21,067	103,144	(15,246)	128,361

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 28, 2019
Net Sales	$496,978	$276,467	$68,604	$—	$842,049
Cost of sales and operating expenses	379,792	214,643	58,488	—	652,923
Gross Margin	117,186	61,824	10,116	—	189,126

Gross Margin %	23.6%	22.4%	14.7%	—%	22.5%

Loss/(gain) on sale of assets	(2,429)	(253)	13	—	(2,669)
Selling, general and administrative expenses	47,319	22,811	912	12,507	83,549
Depreciation and amortization	50,182	19,743	7,895	2,587	80,407
Equity in net income of Diamond Green Diesel	—	—	32,020	—	32,020
Segment operating income/(loss)	22,114	19,523	33,316	(15,094)	59,859

Equity in net loss of other unconsolidated subsidiaries	(665)	—	—	—	(665)
Segment income/(loss)	21,449	19,523	33,316	(15,094)	59,194

Feed Ingredients Segment

Raw material volume. Overall, in the three months ended September 26, 2020, the raw material processed by the Company's Feed Ingredients segment totaled 2.18 million metric tons, a decrease of approximately 0.2% as compared to the three months ended September 28, 2019.

Sales. During the three months ended September 26, 2020, net sales for the Feed Ingredients segment were $483.0 million as compared to $497.0 million during the three months ended September 28, 2019, a decrease of approximately $14.0 million or (2.8)%. Net sales for fats were approximately $153.5 million and $150.0 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Protein net sales were approximately $190.7 million and $196.9 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $39.0 million and $40.4 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Total rendering net sales were approximately $383.2 million and $387.3 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Used cooking oil net sales were approximately $45.7 million and $45.9 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Bakery net sales were approximately $44.4 million and $51.6 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and other sales, which includes trap services, net sales were approximately $9.7 million and $12.2 million for the three months ended September 26, 2020 and September 28, 2019, respectively.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended September 28, 2019	$150.0	$196.9	$40.4	$387.3	$45.9	$51.6	$12.2	$497.0
Increase/(decrease) in sales volumes	6.6	(8.1)	—	(1.5)	(3.8)	(0.3)	—	(5.6)
Increase/(decrease) in finished product prices	(4.1)	(0.6)	—	(4.7)	3.6	(6.9)	—	(8.0)
Increase due to currency exchange rates	1.0	2.5	0.8	4.3	—	—	—	4.3
Other change	—	—	(2.2)	(2.2)	—	—	(2.5)	(4.7)
Total change	3.5	(6.2)	(1.4)	(4.1)	(0.2)	(7.2)	(2.5)	(14.0)
Net sales three months ended September 26, 2020	$153.5	$190.7	$39.0	$383.2	$45.7	$44.4	$9.7	$483.0

Margins. In the Feed Ingredients segment for the three months ended September 26, 2020, the gross margin percentage increased to 25.1% as compared to 23.6% for the comparable period of fiscal 2019. The increase is primarily due to lower raw material costs that more than offset lower finished product prices as compared to fiscal 2019.

Segment operating income. Feed Ingredients operating income for the three months ended September 26, 2020 was $18.5 million, a decrease of $3.6 million or (16.3)% as compared to the three months ended September 28, 2019. The decrease is due to higher selling, general and administrative costs, an increase in losses on sales of assets in the current period, and higher depreciation that more than offset positive margins from lower raw material costs as compared to the same period in fiscal 2019.

Food Ingredients Segment

Raw material volume. Overall, for the three months ended September 26, 2020, the raw material processed by the Company's Food Ingredients segment totaled 264,000 metric tons, an increase of approximately 1.7% as compared to the three months ended September 28, 2019.

Sales. Overall sales increased in the Food Ingredients segment primarily due to higher sales volumes in the collagen markets and higher edible fat prices.

Margins. In the Food Ingredients segment for the three months ended September 26, 2020, the gross margin percentage decreased to 22.3% as compared to 22.4% during the comparable period of fiscal 2019.

Segment operating income. Food Ingredients operating income was $21.1 million for the three months ended September 26, 2020, an increase of $1.6 million or 8.2% as compared to the three months ended September 28, 2019. The increase is primarily due to higher sales volumes in North America and South American collagen markets and higher fat prices in the edible fat market that more than offset the impact of a weaker Brazilian real and lower volumes in European and China markets as a result of the COVID-19 outbreak.

Fuel Ingredients Segment

Raw material volume. Overall, in the three months ended September 26, 2020, the raw material processed by the Company's Fuel Ingredients segment totaled 324,000 metric tons, an increase of approximately 5.0%, as compared to the three months ended September 28, 2019.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended September 26, 2020, the gross margin percentage increased to 33.9% as compared to 14.7% for the comparable period of fiscal 2019. The increase is primarily related to improved demand in Europe in fiscal 2020 as compared to fiscal 2019.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended September 26, 2020 was $103.1 million, an increase of $69.8 million or 209.6% as compared to the same period in fiscal 2019. The increase is primarily due to increased current year net income at the DGD Joint Venture from the inclusion of blenders tax credits as compared to no blenders tax credits in the prior year and increased margins that more than offset recent declines in the Company's North American biodiesel operations.

Foreign Currency Exchange

    During the third quarter of fiscal 2020, the euro strengthened and the Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2019. Using actual results for the three months ended September 26, 2020 and using the prior year's average currency rate for the three months ended September 28, 2019, foreign currency translation would result in a decrease in operating income of approximately $3.7 million. The average rates assumptions used in this calculation were the actual fiscal average rates for the three months ended September 26, 2020 of €1.00:USD$1.17 and CAD$1.00:USD$0.75 as compared to the average rates for the three months ended September 28, 2019 of €1.00:USD$1.11 and CAD$1.00:USD$0.76, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.6 million during the three months ended September 26, 2020, compared to $12.5 million during the three months ended September 28, 2019, an increase of $0.1 million.  The increase is primarily due to higher corporate related benefits and insurance costs that more than offset a decrease in travel related costs, legal costs and other overall costs.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $0.1 million to $2.7 million during the three months ended September 26, 2020, as compared to $2.6 million during the three months ended September 28, 2019. The increase is related to increased leasehold improvements at the corporate office.

Interest Expense. Interest expense was $18.8 million during the three months ended September 26, 2020, compared to $19.4 million during the three months ended September 28, 2019, a decrease of $0.6 million. The decrease is primarily due to lower interest from the Term loan A and Term loan B as a result of the Term loan A being paid off in 2019 and lower interest rates on the Term loan B that more than offset an increase in deferred loan cost expense as a result of a partial pay-down on the Term loan B and the amendment of the Company's Amended Credit Agreement.

Foreign Currency Gain/(Loss).  Foreign currency losses were $1.2 million for the three months ended September 26, 2020 as compared to foreign currency gains of $0.5 million for the three months ended September 28, 2019. The loss in foreign currency is due primarily to an increase in losses on the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2019.

Other Expense, net. Other expense was $1.9 million in the three months ended September 26, 2020, compared to other expense of $2.6 million for the three months ended September 28, 2019. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense as compared to the same period in fiscal 2019.

Equity in Net Income/(Loss) in Investment of Other Unconsolidated Subsidiaries. This represents the Company's pro rata share of the net income/(loss) from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $4.8 million for the three months ended September 26, 2020, compared to $10.9 million of income tax expense recorded in the three months ended September 28, 2019, a decrease of $6.1 million. The effective tax rate for the three months ended September 26, 2020 was 4.5%. The effective tax rate for the three months ended September 26, 2020 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, compensation related expenses not deductible for tax purposes and discrete items, including the recognition of a previously unrecognized tax benefit and the favorable impact of the GILTI HTE income tax regulations. The effective tax rate for the three months ended September 28, 2019 was 28.8%. The effective tax rate for the three months ended September 28, 2019 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and compensation related expenses not deductible for tax purposes. The Company's effective tax rate excluding discrete items is 13.2% for the three months ended September 26, 2020, compared to 30.1% for the three months ended September 28, 2019.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at September 26, 2020.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Third Quarter 2020 As Compared to Third Quarter 2019

	Three Months Ended
(dollars in thousands)	September 26, 2020	September 28, 2019
Net income attributable to Darling	$101,125	$25,721
Depreciation and amortization	85,730	80,407
Interest expense	18,793	19,359
Income tax expense	4,812	10,850
Foreign currency loss/(gain)	1,239	(466)
Other expense, net	1,912	2,614
Equity in net income of Diamond Green Diesel	(91,099)	(32,020)
Equity in net loss/(income) of unconsolidated subsidiaries	(906)	665
Net income attributable to non-controlling interests	480	1,116
Darling's Adjusted EBITDA	$122,086	$108,246

Foreign currency exchange impact (1)	(3,702)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$118,384	$108,246

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$96,435	$39,548

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$218,521	$147,794

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended September 26, 2020 of €1.00:USD$1.17 and CAD$1.00:USD$0.75 as compared to the average rate for the three months ended September 28, 2019 of €1.00:USD$1.11 and CAD$1.00:USD$0.76, respectively.

For the three months ended September 26, 2020, the Company generated Adjusted EBITDA of $122.1 million, as compared to $108.2 million for the three months ended September 28, 2019.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $118.4 million in the three months ended September 26, 2020, as compared to $108.2 million in the same period in fiscal 2019.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP). See Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

Nine Months Ended September 26, 2020 Compared to Nine Months Ended September 28, 2019

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first nine months of fiscal 2020, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2020, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2019 are as follows:

	Avg. Price First Nine Months 2020	Avg. Price First Nine Months 2019	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 246.81/ton	$ 231.13/ton	$ 15.68/ton	6.8%
Feed Grade PM (Mid-South)	$ 240.29/ton	$ 247.34/ton	$ (7.05)/ton	(2.9)%
Pet Food PM (Mid-South)	$ 600.44/ton	$ 560.27/ton	$ 40.17/ton	7.2%
Feather meal (Mid-South)	$ 283.77/ton	$ 375.89/ton	$ (92.12)/ton	(24.5)%
BFT (Chicago)	$ 30.56/cwt	$ 28.90/cwt	$ 1.66/cwt	5.7%
YG (Illinois)	$ 20.86/cwt	$ 22.55/cwt	$ (1.69)/cwt	(7.5)%
Corn (Illinois)	$ 3.57/bushel	$ 3.94/bushel	$ (0.37)/bushel	(9.4)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 659.00/MT	$ 533.00/MT	$ 126.00/MT	23.6%
Soy meal (CIF Rotterdam)	$ 363.00/MT	$ 346.00/MT	$ 17.00/MT	4.9%

Segment Results

Segment operating income for the nine months ended September 26, 2020 was $356.6 million, which reflects an increase of $174.1 million or 95.4% as compared to the nine months ended September 28, 2019.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 26, 2020
Net Sales	$1,499,340	$841,070	$211,674	$—	$2,552,084
Cost of sales and operating expenses	1,117,931	652,334	147,358	—	1,917,623
Gross Margin	381,409	188,736	64,316	—	634,461

Gross Margin %	25.4%	22.4%	30.4%	—%	24.9%

Loss/(gain) on sale of assets	293	(30)	(53)	—	210
Selling, general and administrative expenses	153,459	71,406	10,645	40,869	276,379
Depreciation and amortization	159,968	60,925	24,705	8,113	253,711
Equity in net income of Diamond Green Diesel	—	—	252,411	—	252,411
Segment operating income/(loss)	67,689	56,435	281,430	(48,982)	356,572

Equity in net income of other unconsolidated subsidiaries	2,467	—	—	—	2,467
Segment income/(loss)	70,156	56,435	281,430	(48,982)	359,039

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 28, 2019
Net Sales	$1,480,244	$830,466	$193,767	$—	$2,504,477
Cost of sales and operating expenses	1,143,606	643,091	161,855	—	1,948,552
Gross Margin	336,638	187,375	31,912	—	555,925

Gross Margin %	22.7%	22.6%	16.5%	—%	22.2%

Loss/(gain) on sale of assets	(7,343)	(13,518)	16	—	(20,845)
Selling, general and administrative expenses	142,615	68,129	583	38,242	249,569
Depreciation and amortization	148,271	59,115	24,055	7,616	239,057
Equity in net income of Diamond Green Diesel	—	—	94,390	—	94,390
Segment operating income/(loss)	53,095	73,649	101,648	(45,858)	182,534

Equity in net loss of other unconsolidated subsidiaries	(1,087)	—	—	—	(1,087)
Segment income/(loss)	52,008	73,649	101,648	(45,858)	181,447

Feed Ingredients Segment

Raw material volume. Overall, in the nine months ended September 26, 2020, the raw material processed by the Company's Feed Ingredients segment totaled 6.58 million metric tons, an increase of approximately 0.8% as compared to the nine months ended September 28, 2019.

Sales. During the nine months ended September 26, 2020, net sales for the Feed Ingredients segment were $1,499.3 million as compared to $1,480.2 million during the nine months ended September 28, 2019, an increase of approximately $19.1 million or 1.3%. Net sales for fats were approximately $484.3 million and $438.4 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. Protein net sales were approximately $596.8 million and $603.1 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $125.6 million and $122.6 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. Total rendering net sales were approximately $1,206.7 million and $1,164.1 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. Used cooking oil net sales were approximately $132.3 million and $136.5 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. Bakery net sales were approximately $129.5 million and $141.6 million for the nine months ended September 26, 2020 and September 28, 2019, respectively, and other sales, which includes trap services, net sales were approximately $30.8 million and $38.0 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales nine months ended September 28, 2019	438.4	603.1	122.6	$1,164.1	136.5	141.6	38.0	$1,480.2
Increase/(decrease) in sales volumes	25.5	(1.6)	—	23.9	(9.9)	(2.6)	—	11.4
Increase/(decrease) in finished product prices	21.5	(3.0)	—	18.5	5.8	(9.5)	—	14.8
Increase/(decrease) due to currency exchange rates	(1.1)	(1.7)	0.6	(2.2)	(0.1)	—	—	(2.3)
Other change	—	—	2.4	2.4	—	—	(7.2)	(4.8)
Total change	45.9	(6.3)	3.0	42.6	(4.2)	(12.1)	(7.2)	19.1
Net sales nine months ended September 26, 2020	$484.3	$596.8	$125.6	$1,206.7	$132.3	$129.5	$30.8	$1,499.3

Margins. In the Feed Ingredients segment for the nine months ended September 26, 2020, the gross margin percentage increased to 25.4% as compared to 22.7% for the same period of fiscal 2019. The increase is primarily due to an overall increase in fat prices, lower raw material costs and higher fat sales volumes as compared to fiscal 2019.

Segment operating income. Feed Ingredients operating income for the nine months ended September 26, 2020 was $67.7 million, an increase of $14.6 million or 27.5% as compared to the nine months ended September 28, 2019. This was due to higher overall fat prices, higher fat sales volumes and lower raw material costs that more than offset higher selling, general and administrative costs, higher depreciation and amortization and gains on sale of assets in the prior year.

Food Ingredients Segment

Raw material volume. Overall, for the nine months ended September 26, 2020, the raw material processed by the Company's Food Ingredients segment totaled 791,000 metric tons, a decrease of approximately 2.2% as compared to the nine months ended September 28, 2019.

Sales. Overall sales increased in the Food Ingredients segment primarily due to higher sales prices in collagen and edible fat sales markets.

Margins. In the Food Ingredients segment for the nine months ended September 26, 2020, the gross margin percentage decreased to 22.4% as compared to 22.6% during the comparable period of fiscal 2019. Lower margins are due to a decrease in the sales mix for collagen that more than offset higher fat prices.

Segment operating income. Food Ingredients operating income was $56.4 million for the nine months ended September 26, 2020, a decrease of $17.2 million or (23.4)% as compared to the nine months ended September 28, 2019. The decrease is primarily due to the gain on the sale of assets in China reported last year and lower sales volumes in the European, South American and China collagen markets as a result of the COVID-19 outbreak in the current year. Despite increased fat sales prices, the Company processed lower volumes as a result of export of raw materials to Asian food markets due to African Swine Flu (ASF) and the impact of a weak Brazilian real as compared to the same period in fiscal 2019.

Fuel Ingredients Segment

Raw material volume. Overall, in the nine months ended September 26, 2020, the raw material processed by the Company's Fuel Ingredients segment totaled 955,000 metric tons, an increase of approximately 2.8%, as compared to the nine months ended September 28, 2019.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the nine months ended September 26, 2020, the gross margin percentage increased to 30.4% as compared to 16.5% for the comparable period of fiscal 2019. The increase is primarily related to improved demand in Europe in fiscal 2020 as compared to fiscal 2019.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the nine months ended September 26, 2020 was $281.4 million, an increase of $179.8 million or 177.0% as compared to the same period in fiscal 2019. The increase is primarily due to increased current year net income at the DGD Joint Venture from the inclusion of blenders tax credits and increased margins as compared to no blenders tax credits in the prior year.

Foreign Currency Exchange

    During the first nine months of fiscal 2020, the euro rates were equal while the Canadian dollar weakened slightly against the U.S. dollar as compared to the same period in fiscal 2019. Using actual results for the nine months ended September 26, 2020 and using the prior year's average currency rate for the nine months ended September 28, 2019, foreign currency translation would result in an increase in operating income of approximately $0.4 million. The average rates assumptions used in this calculation were the actual fiscal average rates for the nine months ended September 26, 2020 of €1.00:USD$1.12 and CAD$1.00:USD$0.74 as compared to the average rates for the nine months ended September 28, 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $40.9 million during the nine months ended September 26, 2020, compared to $38.2 million during the nine months ended September 28, 2019, an increase of $2.7 million.  The increase is primarily due to higher corporate related benefits and insurance costs that more than offset decreases in travel related costs, legal costs and other overall costs.

Depreciation and Amortization.  Depreciation and amortization charges increased by $0.5 million to $8.1 million during the nine months ended September 26, 2020, as compared to $7.6 million during the nine months ended September 28, 2019. The increase is related to increased leasehold improvements at the corporate office.

Interest Expense. Interest expense was $55.8 million during the nine months ended September 26, 2020, compared to $60.1 million during the nine months ended September 28, 2019, a decrease of $4.3 million. The decrease is primarily due to lower interest from the Term loan A and Term loan B as a result of the Term loan A being paid off in 2019 and lower interest rates on the Term loan B that more than offset an increase in revolver interest and an increase in deferred loan cost expense as a result of a partial pay-down of the Term loan B and the amendment of the Company's Amended Credit Agreement.

Foreign Currency Gain/(Loss).  Foreign currency losses were $0.7 million for the nine months ended September 26, 2020 as compared to foreign currency losses of $0.7 million for the nine months ended September 28, 2019.

Other Expense, net. Other expense was $5.3 million in the nine months ended September 26, 2020, compared to other expense of $7.2 million for the nine months ended September 28, 2019. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense that more than offset a decrease in interest income as compared to the same period in fiscal 2019.

Equity in Net Income/(Loss) in Investment of Other Unconsolidated Subsidiaries. This represents the Company's pro rata share of the net income/(loss) from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $43.1 million for the nine months ended September 26, 2020, compared to $23.9 million of income tax expense recorded in the nine months ended September 28, 2019, an increase of $19.2 million. The effective tax rate for the nine months ended September 26, 2020 was 14.5%. The effective tax rate for the nine months ended September 26, 2020 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, compensation related expenses not deductible for tax purposes and discrete items, including the recognition of a previously unrecognized tax benefit and the favorable impact of the GILTI HTE income tax regulations. The effective tax rate for the nine months ended September 28, 2019 was 23.6%. The effective tax rate for the nine months ended September 28, 2019 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), compensation related expenses not deductible for tax purposes and discrete items, including the favorable settlement of an audit and recognition of a deferred tax asset for which no tax benefit had previously been recorded. The Company's effective tax rate excluding discrete items is 18.2% for the nine months ended September 26, 2020, compared to 28.2% for the nine months ended September 28, 2019.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended September 26, 2020 Compared to the Three Months Ended September 28, 2019 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Nine Months of Fiscal 2020 As Compared to First Nine Months of Fiscal 2019

	Nine Months Ended
(dollars in thousands)	September 26, 2020	September 28, 2019
Net income attributable to Darling	$252,074	$69,991
Depreciation and amortization	253,711	239,057
Interest expense	55,803	60,088
Income tax expense	43,058	23,900
Foreign currency loss	709	654
Other expense, net	5,278	7,158
Debt extinguishment costs	—	12,126
Equity in net income of Diamond Green Diesel	(252,411)	(94,390)
Equity in net (income)/loss of unconsolidated subsidiaries	(2,467)	1,087
Net income attributable to non-controlling interests	2,117	7,530
Darling's Adjusted EBITDA	$357,872	$327,201

Foreign currency exchange impact (1)	407	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$358,279	$327,201

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$269,177	$113,270

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$627,049	$440,471

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the nine months ended September 26, 2020 of €1.00:USD$1.12 and CAD$1.00:USD$0.74 as compared to the average rate for the nine months ended September 28, 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75, respectively.

For the nine months ended September 26, 2020, the Company generated Adjusted EBITDA of $357.9 million, as compared to $327.2 million for the nine months ended September 28, 2019, which included a gain on a land sale in China of approximately $13.1 million.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company generated $358.3 million in the nine months ended September 26, 2020, as compared to $327.2 million in the same period in fiscal 2019.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP). See Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at September 26, 2020. On September 26, 2020, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(5,943)
Carrying value of 5.25% Notes due 2027	$494,057

3.625 % Notes due 2026 - Denominated in euros	$598,997
Less unamortized deferred loan costs	(6,519)
Carrying value of 3.625% Notes due 2026	$592,478

Amended Credit Agreement:
Term Loan B	$350,000
Less unamortized deferred loan costs	(4,689)
Carrying value of Term Loan B	$345,311

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	46,812
Borrowings outstanding	15,000
Letters of credit issued	3,891
Availability	$934,297

Other Debt	$27,358

During the first nine months of fiscal 2020, the U.S. dollar weakened as compared to the euro. Using the euro based debt outstanding at September 26, 2020 and comparing the closing balance sheet rate at September 26, 2020 to the balance sheet rate at December 28, 2019, the U.S. dollar debt balances of euro based debt increased by approximately $24.6 million at September 26, 2020. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at September 26, 2020 of €1.00:USD$1.163100 as compared to the closing balance sheet rate at December 28, 2019 of €1.00:USD$1.114750.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective September 18, 2020, the Company, and certain of its subsidiaries entered into an amendment (the “Sixth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Sixth Amendment (i) extended the maturity date of the revolving credit facility under the Credit Agreement from December 16, 2021 to September 18, 2025, (ii) increased the leverage ratio applicable to achieving the lowest applicable margin on borrowings under the revolving credit facility from 1.0 to 1.5, (iii) eliminated or modified certain of the negative covenants to increase the allowances for certain actions, including the incurrence of debt and investments, (iv) limited guarantees from, and security with respect to, entities organized outside of the United States and Canada to a limited group of foreign subsidiary holding companies, (v) included a collateral release mechanism, subject to the consent of the term loan B lenders, upon the Company achieving certain investment grade credit ratings, and (vi) made other market updates and changes. For more information regarding the Amended Credit Agreement see Note 10 (Debt) to the Company's Consolidated Financial Statements included herein.

•As of September 26, 2020, the Company had availability of $934.3 million under the revolving credit facility, taking into account that the Company had $15.0 million in outstanding borrowings, $46.8 million in ancillary facilities and letters of credit issued of $3.9 million.

•As of September 26, 2020, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $175.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•The interest rate applicable to any borrowings under the revolving credit facility will equal either LIBOR/euro interbank offered rate/CDOR plus 1.75% per annum or base rate/Canadian prime rate plus 0.75% per annum, subject to certain step-downs or step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

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

Other debt consists of U.S and European capital lease obligations, note arrangements in Brazil, China and European notes that are not part of the Company's Amended Credit Agreement, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s September 26, 2020 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of September 26, 2020, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On September 26, 2020, the Company had working capital of $307.6 million and its working capital ratio was 1.49 to 1 compared to working capital of $228.9 million and a working capital ratio of 1.33 to 1 on December 28, 2019.  As of September 26, 2020, the Company had unrestricted cash of $65.8 million and funds available under the revolving credit facility of $934.3 million, compared to unrestricted cash of $72.9 million and funds available under the revolving credit facility of $911.9 million at December 28, 2019. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $470.4 million for the first nine months ended September 26, 2020, as compared to net cash provided by operating activities of $262.7 million for the first nine months ended September 28, 2019, an increase of $207.7 million due primarily to an increase in net income of approximately $176.7 million, an increase in distributions from unconsolidated subsidiaries of approximately $150.1 million, changes in operating assets and liabilities that includes an increase in accounts receivable of approximately $15.7 million, a decrease in inventories and prepaid expenses of approximately $9.6 million, a decrease in accounts payable and accrued expenses of approximately $9.0 million and a decrease in other of approximately $17.0 million primarily from hedging activity.  Cash used by investing activities was $187.3 million for the first nine months ended September 26, 2020, compared to $234.9 million for the first nine months ended September 28, 2019, a decrease in cash used by investing activities of $47.6 million, primarily due to a decrease in capital asset spending.  Net cash used by financing activities was $287.5 million for the first nine months ended September 26, 2020, compared to net cash used by financing activities of $60.1 million for the first nine months ended September 28, 2019, an increase in net cash used by financing activities of $227.4 million, primarily due to payment of outstanding debt and the repurchase of our common stock in the first nine months ended September 26, 2020 as compared to the first nine months ended September 28, 2019.

Capital expenditures of $184.9 million were made during the first nine months of fiscal 2020, compared to $245.1 million in the first nine months of fiscal 2019, for a net decrease of $60.2 million or 24.6%.  The Company had previously expected to spend approximately $306.0 million in capital expenditures in fiscal 2020; however, due to the COVID-19 outbreak and the government-imposed movement and work restrictions, the Company initiated a temporary reduction in non-essential capital expenditures until the uncertainty surrounding the COVID-19 outbreak improves. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $26.2 million and $26.0 million during the first nine months ended September 26, 2020 and September 28, 2019, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2020, the Company has accrued approximately $12.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at September 26, 2020.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $1.3 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.6 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended September 26, 2020 of approximately $7.4 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended September 26, 2020 of approximately $2.9 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the current COVID-19 outbreak, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone as defined by the PPA. The Company has received notices of withdrawal liability from five U.S. multiemployer pension plans in which it participated. During the second quarter of fiscal 2020, the Company settled one of the withdrawal liabilities for approximately $2.5 million. As a result, the Company has an accrued aggregate liability of approximately $2.7 million representing the present value of scheduled withdrawal liability payments under the remaining multiemployer plans that have given notices of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The Company announced on January 21, 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the DGD Facility located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013 and is currently capable of processing approximately 20,000 barrels per day of input feedstock to produce renewable diesel fuel and certain other co-products. Effective May 1, 2019, the DGD LLC Agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the DGD Joint Venture’s ongoing expansion project to construct a new, parallel facility located next to the current facility, as further described below.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2021, unless extended by agreement of the parties. As of September 26, 2020, no amounts are owed to the DGD Lenders under the DGD Loan Agreement.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Facility including the Company's portion of cost overruns and working capital funding. As of September 26, 2020, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $713.2 million included on the consolidated balance sheet.

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

In April 2019, the joint venture partners adopted a distribution policy that, unless earlier terminated by the partners, will remain in place through the construction and completion of the New Facility. Pursuant to the distribution policy, the DGD Joint Venture will make quarterly distributions to the partners to the extent that distributable cash (as determined in accordance with the policy) exceeds $50 million and the DGD Joint Venture’s forward looking cash forecast. During the nine months ended September 26, 2020, the DGD Joint Venture made a total of $205.2 million in distributions to each partner.
The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2019, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Facility as feedstock for renewable diesel. In 2019, DGD was Darling’s largest finished product customer in terms of sales, with Darling recording sales of approximately $208.7 million to DGD.

From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities nationwide to transporting the refined fats to the DGD facility as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the Company's Midwest network of facilities ability to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company includes its equity in DGD Joint Venture as operating income.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the current COVID-19 outbreak and those other factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2020 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2022, unless further extended or shortened by the Board of Directors. During the first nine months of fiscal 2020, the Company repurchased approximately $55.0 million of its common stock in the open market. As of September 26, 2020, the Company had approximately $200.0 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $102.9 million of commodity products consisting of approximately $71.4 million of finished products, approximately $27.7 million of natural gas and diesel fuel and approximately $3.8 million of other commitments during the next two years, which are not included in liabilities on the Company’s balance sheet at September 26, 2020.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the remainder of fiscal 2020, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at September 26, 2020 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,891
Standby letters of credit (ancillary facility)	24,334
Foreign bank guarantees	10,702
Total other commercial commitments:	$38,927

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 25, 2020.

Based on the Company’s annual impairment testing at October 26, 2019, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.  However, based on the Company's annual impairment testing at October 26, 2019, the fair value of four of the Company's eight reporting units was less than 30% in excess of its carrying value and one reporting unit (Canada Feed) was less than 10% of the estimated fair value with goodwill of approximately $174.9 million as of September 26, 2020, which was substantially less than the percentage by which the other reporting units with goodwill exceeded their carrying values. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these four reporting units could decrease in the future and result in an impairment to goodwill.  The amount of goodwill allocated to these four reporting units was approximately $511.8 million as of September 26, 2020.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. The Company has experienced no material negative effects on its business and results of operation as a result of the current COVID-19 pandemic. However, the Company's North American biodiesel margins continue to experience challenges. No impairment triggering events were identified, the valuation of the Company’s reporting units could be negatively impacted in future periods by the COVID-19 pandemic, the severity and duration of which is uncertain.
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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At September 26, 2020, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2020 and fiscal 2019, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2021. As of September 26, 2020, the aggregate fair value of these corn option contracts was approximately $0.2 million. These amounts are included in other current assets, accrued expenses, noncurrent assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2020 and fiscal 2019, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. As of September 26, 2020, the aggregate fair value of these foreign exchange contracts was approximately $0.1 million and is included in other current assets, noncurrent assets and other accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of September 26, 2020, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	25,116	Euro	3,970	5.95 - 6.55	$4,496
Brazilian real	1,380,739	U.S. dollar	312,563	3.35 - 6.25	312,563
Euro	44,794	U.S. dollar	52,350	1.09 - 1.19	52,350
Euro	39,191	Polish zloty	175,000	4.40 - 4.53	45,584
Euro	4,962	Japanese yen	610,249	117.16 - 125.99	5,772
Euro	9,953	Chinese renminbi	80,042	8.02 - 8.18	11,576
Euro	15,354	Australian dollar	24,850	1.62	17,859
Euro	4,118	British pound	3,730	0.84 - 0.92	4,790
Euro	33	Canadian dollar	50	1.53	38
Euro	4,789	Brazilian real	30,000	6.26	5,570
Polish zloty	19,226	Euro	4,295	4.46 - 4.48	4,917
British pound	77	Euro	84	0.92	98
Japanese yen	205,545	U.S. dollar	1,944	104.57 - 107.16	1,944
U.S. dollar	864	Japanese yen	90,000	104.11	864
U.S. dollar	94,415	Euro	80,000	1.17 - 1.19	94,415
					$562,836
The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $1.9 million and are included in other current assets and accrued expenses at September 26, 2020.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at September 26, 2020. These contracts have an aggregate fair value of approximately $0.2 million and are included in other current assets and accrued expenses at September 26, 2020.

As of September 26, 2020, the Company had forward purchase agreements in place for purchases of approximately $27.7 million of natural gas and diesel fuel and approximately $3.8 million of other commitments during the next two years. As of September 26, 2020, the Company had forward purchase agreements in place for purchases of approximately $71.4 million of finished product in fiscal 2020.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2020

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 (Contingencies) on pages 25 through 27 of this Form 10-Q and is incorporated herein by reference.

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 26, 2020 and December 28, 2019; (ii) Consolidated Statements of Operations for the three and nine months ended September 26, 2020 and September 28, 2019; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 26, 2020 and September 28, 2019; (iv) Consolidated Statements of Stockholders' Equity for the nine months ended September 26, 2020 and September 28, 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 26, 2020 and September 28, 2019; (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 3, 2020	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)