Form 10-K
period 2021-01-02
DARLING INGREDIENTS INC.
filed 2021-03-02
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the fiscal year ended	January 2, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware		36-2495346
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification Number)

5601 N MacArthur Blvd.,
Irving,	Texas	75038
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

  Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $3,705,533,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 162,600,207 shares of common stock, $0.01 par value, outstanding at February 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2021 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 2021

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
OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. In fiscal year 2020, the Company generated $3.6 billion in revenues and $296.8 million in net income attributable to Darling.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 135 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), meat products for the pet food industry, blood products (plasma and whole blood), collagen, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. In the United States, Darling is a partner with Valero Energy Corporation in Diamond Green Diesel, a renewable diesel facility, which converts used cooking oils and animal fats into valuable biofuel products. In Canada, the Company operates under the name Rothsay, which is a leading recycler of animal by-products. Rothsay processes raw materials into finished fat and protein products for use in animal feed, pet food, fertilizer and other ingredients. Rothsay has a network of six facilities in Manitoba, Ontario, Quebec and Nova Scotia.

Europe, China, Australia and South America

Darling Ingredients International, our subsidiary, is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in animal feed, pet food, fuel, bioenergy, fertilizer, food and pharmaceuticals. Darling Ingredients International operates a global network of 66 production facilities across five continents covering all aspects of animal by-product processing through five brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy and fertilizer), Rousselot (collagen) and CTH (natural casings). Darling Ingredients International's specialized portfolio of over 340 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s rendering and specialties business has leading positions across Europe and China, with European operations in the Netherlands, Belgium, Germany, Poland and Italy under the Ecoson, Rendac and Sonac brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot is a global leading market provider of collagen for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 2 to the Company's Consolidated Financial Statements for the period ended January 2, 2021 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable EU regulations into low-grade energy sources to be used in industrial applications in Europe, and (iv) the processing of manure into natural bio-phosphate in Europe.

For financial information about our operating segments and geographic areas, refer to Note 21 and Note 22 to the Company's Consolidated Financial Statements for the period ended January 2, 2021 included herein.

Fiscal Year 2020 Net External Sales

Darling’s net external sales from fiscal year 2020 continuing operations by operating segment were as follows (in thousands):

	Fiscal Year 2020		Fiscal Year 2019		Fiscal Year 2018
Net sales:
Feed Ingredients	$2,072,104	58.0%	$1,970,561	58.6%	$1,952,555	57.7%
Food Ingredients	1,185,701	33.2	1,119,085	33.3	1,139,126	33.6
Fuel Ingredients	314,118	8.8	274,259	8.1	296,045	8.7
Total	$3,571,923	100.0%	$3,363,905	100.0%	$3,387,726	100.0%

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

•Our fertilizer operations utilize finished products from our animal by-products division to manufacture organic fertilizers from ingredients approved by the U.S. Department of Agriculture (“USDA”) to be used in organic farming which contain no waste by-products (i.e., sludge or sewage waste). The Company's North American fertilizer products are predominantly sold to golf courses, sports facilities, organic farms and landscaping companies.

•Our EnviroFlight business utilizes technologies which enable the rearing of non-pathogenic black soldier fly larvae, which larvae are then processed to produce specialty protein for use as an ingredient in animal feed and pet food.

•Our hides operations process hides and skins from beef and hog processors, respectively, into outputs used in commercial applications, such as the leather industry. We sell treated hides and skins to external customers, the majority of which are tanneries. Fresh and salted hides and fresh skins are sold to tanneries, automotive companies, leather processors and to the shoe and furniture industries in Italy, Germany and China.

•Our grease trap services business provides our customers with a comprehensive set of solutions to their trap grease disposal needs, including manifests for regulatory compliance, computerized routing for consistent cleaning and comprehensive trap cleaning. The trap grease we collect is transported to waste treatment centers.

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
Other Specialty Products

In addition, our Food Ingredients segment includes the Sonac bone, heparin and edible fat businesses currently operated by Darling Ingredients International under the Sonac name:

•Sonac Fat primarily melts, refines and packages animal fat into food grade fat for the food markets.

•Sonac Bone processes porcine bones into fat, bone protein, glue, bone ash and bone chips for the feed, pet food, food and collagen industries.

•Sonac Heparin extracts crude heparin from hydrolyzed mucosa for application in the pharmaceutical industry.
Natural Casings and Meat By-Products
The CTH business of Darling Ingredients International is a leading natural casings company for the sausage business with operations in Europe, China and the United States. The activities of this business are divided into two categories:

•CTH Casings harvests, sorts and sells hog and sheep casings for worldwide food markets, particularly sausage manufacturers, and harvests, processes and sells hog and beef bowel package items for global pharmaceutical, food and feed market segments. CTH holds a leading position in the highly fragmented global casings market.

•CTH Meat By-Products harvests, purchases and processes hog, sheep and beef meat for customers in the global food and European pet food industries. In the meat by-products market, CTH is a major player with established sales networks in Europe and Asia.

Fuel Ingredients Segment

Our Fuel Ingredients segment consists of (i) our investment in the DGD Joint Venture and (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Diamond Green Diesel

The DGD Joint Venture commenced operations in June 2013 and operates a renewable diesel plant located next to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD Norco Facility”), with a current production capacity of 290 million gallons of renewable diesel per year. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Norco Facility using an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons. The DGD Joint Venture began an expansion of the DGD Norco Facility in 2019, which is expected to increase its renewable diesel production by 400 million gallons per year and provide the capability to separate renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. In addition, the expansion project includes expanded inbound and outbound logistics, thereby improving feedstock sourcing flexibility as well as finished product marketing flexibility. The DGD Joint Venture estimates completion and startup of the expanded portion of the facility in the fourth quarter of 2021, and the total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion. Additionally, in January 2021, we and our DGD Joint Venture partner approved the construction of a new facility to be located next to Valero’s Port Arthur Refinery in Port Arthur, Texas, capable of producing 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD Norco Facility. The new plant is anticipated to commence operations in the second half of 2023 and is estimated to cost approximately $1.45 billion to construct. Once operational, the new plant is expected to increase the DGD Joint Venture’s total renewable diesel production capacity to almost 1.2 billion gallons per year.

The DGD Norco Facility receives feedstocks primarily by rail and trucks owned by third-parties. We are a party to a raw material supply agreement with the DGD Joint Venture pursuant to which we are obligated to offer to supply the DGD Joint Venture a portion of the feedstock requirements at the DGD Norco Facility at market rates; however, the DGD Joint Venture is not obligated to purchase all or any part of its feedstock requirements from us. The DGD Joint Venture’s renewable diesel is sold under the Diamond Green Diesel® brand primarily to obligated parties who produce or import petroleum-based fuels into areas subject to renewable fuels obligations. The DGD Joint Venture sells renewable diesel domestically and exports renewable diesel into global markets, primarily Canada and Europe. Renewable diesel is distributed primarily by rail and ships owned by third-parties.

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

Rendac collects fallen stock and animal waste, also referred to as Category 1 and Category 2 material under applicable EU regulations, from farmers and slaughterhouses, and processes these materials into fats and meals, which can only be used as a low grade source of energy or fuel for boilers and cement kilns. With a specialized collection fleet of approximately 250 trucks, Rendac collects raw materials in the Netherlands, Germany, Luxembourg and Belgium. This business is a market leader in the countries of Belgium, Netherlands and Luxembourg (the "Benelux region") and certain parts of Germany, a predominantly regulated market with spare capacity requirements and long-term contracts with local governments. The market for the collection and processing of fallen stock in these regions is regulated, and government contracts provide for exclusivity of the service to the contracted partner.

Biodiesel

In December 2020, due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. The closure of the facilities will create additional feedstock for growth of renewable diesel in DGD Joint Venture. As a result, the Company has recorded restructuring and asset impairment charges related to these plants as described in Note 18 to the Company's Consolidated Financial Statements for the period ended January 2, 2021 included herein.
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

A majority of our U.S. volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. Approximately 88% of Darling's U.S. volume of raw materials in fiscal year 2020 was acquired on a "formula" basis. A majority of Rothsay’s North American volume of rendering raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices and, in general, has no long term contracts with its key suppliers.

Certain of the Company's geographic regions facilities are highly dependent on one or a few suppliers.  During the 2020 fiscal year, the Company's 10 largest raw materials suppliers in North America accounted for approximately 31% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 7% of the total raw material processed in North America. In Europe, the Company's 10 largest raw material suppliers accounted for approximately 31% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 11% of the total raw material processed in Europe. In China, the Company's 10 largest raw material suppliers accounted for approximately 32% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 8% of the total raw material processed in China. In South America, the Company's 10 largest raw material suppliers accounted for approximately 64% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 18% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.”  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected.  (See “Risk Factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas and at our regional office in Cold Spring, Kentucky.  Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. Where appropriate, we coordinate international sales of common products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale, and assists in the distribution of, most finished products produced at our processing plants.  The Company also sells its finished products internationally directly to customers or, in some cases, through commodities brokers and agents. We market certain of our finished products under our Dar Pro Ingredients brand, certain specialty products under the Sonac name, collagen products under the Rousselot name and natural casings and meat by-products under the CTH name. See Note 22 of Notes to Consolidated Financial Statements included herein for a breakdown of the Company’s sales by geographic regions.

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

HUMAN CAPITAL

We are committed to having an engaged, diverse and inclusive workplace that fosters learning, development and innovation, and we are committed to building a culture and working environment that is inclusive and respectful for all, and where our employees can do their best work and feel valued for their contributions. We are keenly aware that our people are fundamental to the ongoing success of our business. Accordingly, we are committed to the health, safety and wellness of our employees. In this regard, we have a strong health and safety program that focuses on implementing policies and training programs, as well as performing self-audits, to ensure that our employees remain injury free. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interests of our employees, as well as the communities in which we operate. These included comprehensive cleaning of work areas, temperature scans, additional hygiene measures, face coverings and social distancing protocols, travel restrictions, limitation of access to our facilities, a work from home strategy and the use of collaboration tools to stay connected.

We retain talent by providing employees with training, mentoring and career development. To facilitate growth and development, we’ve put several initiatives in place, including leadership training programs such as Darling Leadership Academy, Darling University and Darling Involve International Leadership Training.

As of January 2, 2021, the Company employed globally approximately 10,000 persons full-time. While we have no national or multi-plant union contracts, at January 2, 2021, approximately 19% of the Company's North American employees were covered by multiple collective bargaining agreements. In addition, approximately 44% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

REGULATIONS

We are subject to the rules and regulations of various federal, state, local and foreign governmental agencies including, but not limited to, the following principal governmental agencies in the following countries:

United States

•The Food and Drug Administration (“FDA”), which regulates pharmaceutical products and food and feed safety. The FDA is responsible for enforcement of rules (21 C.F.R. 589.2000 and 589.2001, referred to herein as the “BSE Feed Rule”) to prevent the spread of bovine spongiform encephalopathy (“BSE”), which is commonly referred to as “mad cow” disease. These regulations prohibit the use of mammalian proteins, with some exceptions, and tallow having more than 0.15% impurities in feeds for cattle, sheep and other ruminant animals. In addition, the BSE Feed Rule prohibits the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the carcasses are not inspected and passed for human consumption and the brain and spinal cord are not removed, in the feed or food for all animals.  The FDA has also implemented restrictions on the use of specified risk materials (“SRM”), material from nonambulatory disabled cattle, and other specified cattle materials in human food (21 C.F.R. 189.5) and in cosmetics (21 C.F.R. 700.27). In addition, the FDA is responsible for implementing and enforcing the FDA Food Safety Modernization Act (“FSMA”), which gives FDA a series of powers intended to better protect human and animal health by adopting a modern, preventive and risk-based approach to food safety regulation. In addition, to various authorities granted to the FDA by FSMA, the FDA has also finalized major rules under FSMA affecting the production, importation and transport of human and animal food. These authorities and regulations include:

▪Mandatory recall authority for adulterated or misbranded foods where the use of or exposure to such foods is likely to cause serious adverse health consequences or death to humans or animals, if the responsible party fails to cease distribution and recall such adulterated or misbranded foods voluntarily.
▪Regulations that define the FDA’s administrative detention authority to include the authority to detain an article of food if there is reason to believe the food is adulterated or misbranded.
▪Section 306 of the FSMA provides that the FDA must refuse admission of food into the United States if a foreign food establishment or foreign government refuses to permit entry for an inspection.
▪Section 102 of the FSMA amended facility registration requirements in the Federal Food, Drug and Cosmetic (“FD&C”) Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption, to require that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012, and that additional information be included in such registrations. FSMA also provides that, if the FDA determines that food manufactured, processed, packed, received, or held by a registered facility has a reasonable probability of causing serious adverse health consequences or death to humans or animals, the FDA may suspend the registration of a facility that created, caused, or was otherwise responsible for such reasonable probability, or knew or had reason to know of such probability and packed, received, or held the food.
▪The FDA has issued final rules for preventive controls (“PCs”) for human food and animal feed (“Human Food PC Rule” and “Animal Food PC Rule,” respectively), which apply to registered FDA facilities that manufacture, process, pack and hold human or animal food and require these facilities to establish and implement written food safety plans, which include hazard analyses, PCs to ensure that significant hazards that are identified as needing to be controlled will be significantly reduced or prevented, monitoring of PCs, supply-chain controls if appropriate to control a significant hazard, recall plans, corrective action procedures, verification activities and record keeping standards. The Human Food PC Rule also updates existing Current Good Manufacturing Practices (“CGMPs”), and the Animal Food PC Rule establishes minimum CGMPs for the production, holding and distribution of the human or animal food.
▪The FDA has issued a regulation relating to Foreign Supplier Verification Programs (“FSVP Rule”) requiring that importers of both human and animal food must develop, follow and maintain written procedures verifying that their foreign suppliers produce food in a manner that provides the same level of public health protection as the Human Food PC Rule, Animal Food PC Rule, or FDA’s regulations established under FSMA regarding produce safety, as appropriate, and must ensure that the suppliers’ food is not adulterated and is not misbranded with respect to allergen labeling of human food.
▪Under FSMA, the Sanitary Transportation Food Act of 2005, and FDA’s regulation, sanitary transportation practices must be used to transport human and animal foods to prevent such food from being adulterated during transport and applies to shippers, loaders, carriers by motor vehicle or rail vehicle, and receivers engaged in the transportation of food.
▪The FDA has finalized a rule that requires registered human food facilities to conduct a vulnerability assessment and implement mitigation strategies, including a written food defense plan, to prevent or mitigate potential acts of intentional adulteration of food that could harm the public health.
▪The FDA has proposed to establish additional traceability recordkeeping requirements for persons that manufacture, process, pack, or hold foods that appear on a list of “high risk” foods. The tentative list of high risk foods includes certain fruits and vegetables, shell eggs, and certain types of seafood, among other products. Entities that are subject to the rule would be required to establish and maintain traceability program records containing required information. The deadline for comments to the proposed rule was November 23, 2020 and the final rule is pending.

Management believes we are in compliance with these provisions of FSMA and the finalized rules.

The FDA also has regulations governing food additives in animal feed and pet food, which could apply to the use of protein from black soldier fly larvae in such products. The FDA acknowledges that it considers the listing of animal feed and pet food ingredients in the Association of American Feed Control Officials (“AAFCO”) Official Publication to permit marketing of such ingredients in interstate commerce, provided there are no safety concerns regarding the use or composition of the ingredients. See Item 1A “Risk Factors - Our business may be affected by the impact of animal related disease, such as BSE and other food safety issues,” for more information regarding the BSE Feed Rule.

•The United States Department of Agriculture (“USDA”), which has authority over meat, poultry, and egg products and inspects producers to ensure compliance with applicable laws and regulations. Within the USDA, two agencies exercise direct regulatory oversight of our activities:

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

In 2004, FSIS issued three interim final rules designed to enhance its BSE safeguards in order to minimize human exposure to BSE infective tissues and assure consumers of the safety of the meat supply.  These regulations prohibited non-ambulatory animals from entering the food chain, required removal of SRMs at slaughter and prohibited carcasses from cattle tested for BSE from entering the food chain until the animals tested negative for BSE, among other provisions. In 2007, FSIS published an affirmation of the interim final rules concerning prohibition of SRMs and non-ambulatory animals and the use of stunning devices, with several amendments.

In 2007, APHIS implemented revised import regulations to allow Canadian cattle 30 months of age and older and born on or after March 1, 1999, and bovine products derived from such cattle to be imported into the United States for any use, if such cattle and products complied with specific FDA and FSIS regulations. Imports of Canadian cattle younger than 30 months of age have been allowed since March 2005. Imports of SRMs from Canadian-born cattle slaughtered in Canada are not permitted. In 2014, APHIS implemented amended import regulations concerning cattle and bovine products. The final rule established a system for classifying regions as to BSE risk that is consistent with international standards set by the World Organization for Animal Health (“OIE”), and based importation requirements for cattle and beef products on: (i) the inherent risk of BSE infectivity in the commodity to be imported and (ii) the BSE risk status of the region from which the commodity originates.

•The U.S. Environmental Protection Agency (“EPA”), which regulates air and water discharges and hazardous and solid waste requirements among other environmental requirements, as well as local and state environmental agencies with jurisdiction over environmental matters affecting the Company's operations. The EPA also administers the National Renewable Fuel Standard Program (“RFS2”).

•The Association of American Feed Control Officials (“AAFCO”), which is a voluntary membership association of state, and federal agencies that regulate the sale and distribution of animal feeds and animal drug remedies. Although, AAFCO has no regulatory authority, it brings together stakeholders and works to develop and implement uniform and equitable laws, regulations, standards, definitions, and enforcement polices for regulating the manufacture, labeling, distribution and sale of animal feeds.

•State Departments of Agriculture, which regulate animal by-product collection and transportation procedures and animal feed quality.

•The United States Department of Transportation (“USDOT”), as well as local and state transportation agencies, which regulate the operation of our commercial vehicles.

•The U.S. Occupational Safety and Health Administration (“OSHA”), which is the main federal agency charged with the enforcement of worker safety and health legislation.

•The Securities and Exchange Commission (“SEC”), which regulates securities and information required in annual, quarterly and other reports filed by publicly traded companies.

European Union and EU Member States

•The European Union, which has competence to adopt legislation which is binding on the EU Member States related to inter alia, employment and social affairs, agriculture, environment, consumer protection and public health.

•The European Commission, Directorate-General for Health and Food Safety, which is responsible for EU policy on food safety and health and for monitoring the implementation of related laws, including but not limited to food, feed, human and animal health, technical uses of animal by-products and packaging.

•The European Medicines Agency, which is responsible for the scientific evaluation, supervision and safety monitoring of human and veterinary medicinal products in the EU and establishes guidance amongst others for bovine-containing human and veterinary medicinal products, and maximum residue limits.

•The European Food Safety Authority, which advises the European Commission, the European Parliament and the EU Member States on food safety matters, including on animal feed, animal health and welfare, biological hazards and contaminants.

•The Council of Europe's, European Directorate for the Quality of Medicine and Healthcare, which establishes quality standards for safe human and veterinary medicinal products in Europe by developing guidance and standards in the areas of blood transfusion, organ, cell and tissue transportation and consumer health issues.

•The European Commission, Directorate-General for the Environment, which is responsible for EU policy on the environment and for monitoring the implementation of related laws, including but not limited to Directive 2010/75/EU on Industrial Emissions (Integrated Pollution Prevention and Control) and, together with other Directorate-Generals of the European Commission, the Best Available Techniques Reference Document on the Slaughterhouses and Animal By-products Industries.

•The European Chemicals Agency, which is responsible for the implementation of the Regulation (EC) No 1907/2006 on the Registration, Evaluation, Authorisation and Restriction of Chemicals.

•EU Member States must correctly transpose, implemented and apply EU Directive and EU Regulations, including ensure adequate and effective enforcement, control and supervision of the relevant principles such as minimum safety and health requirements for the workplace and use of work equipment by workers. EU Member States may be allowed to maintain or establish more stringent measures in their own legislation. In general, each EU Member State is responsible for regulating health and safety at work and labor inspection services and is in charge of controlling compliance with applicable legislation and regulations.

•The Dutch Food and Consumer Product Safety Authority (Nederlandse Voedsel- en Warenautoriteit), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

•The Belgian Federal Agency for the Safety of the Food Chain (FASFC) (Federal Agentschap voor de veiligheid van de voedselketen (FAVV) or Agence fédérale pour la sécurité de la chaîne alimentaire (AFSCA)), which issues federal permits, authorizations, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

•At a regional level in Belgium, the Public Waste Agency of Flanders (Openbare Vlaamse Afvalstoffenmaatschappij), the Soil and Waste Department of the Public Service of Wallonia (Département du Sol et des Déchets du Service Public de Wallonie) and Brussels Environment (Leefmilieu Brussel or Bruxelles Environnement), which issues regional/local permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products and food and feed production.

•The German Competent Authorities at state (Länder) level, which issue permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products and food and feed production.

•The Polish, the General Veterinary Inspectorate (G³ówny Inspektorat Weterynarii), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

United Kingdom

•The United Kingdom’s Health and Safety Executive is the government body responsible for enforcing health and safety at work legislation, such as the Health and Safety at Work Act 1974, and enforcing health and safety law in industrial workplaces, together with local authorities.

•The United Kingdom’s Animal and Plant Health Agency issues permits, approvals and registrations to plants carrying out certain activities related to the handling of animal by-products. Feed businesses need to be approved or registered with their local authority trading standards office.

Canada

•The Canadian Food Inspection Agency (“CFIA”), which regulates animal health and the disposal of animals and their products or by-products.

•Canadian provincial ministries of agriculture and the environment, which regulate food safety and quality, air and water discharge requirements and the disposal of deadstock.

•The Canadian Department of the Environment (“Environment Canada”), which ensures compliance with Canadian federal air and water discharge and wildlife management requirements and the various provincial and local environmental ministries and agencies.

•The Canadian Technical Standards and Safety Authority (“TSSA”), a non-profit organization that regulates the safety of fuels and pressure vessels and boilers.

China

•The General Administration of Quality Supervision, Inspection and Quarantine, which supervises the import and export of food and feed.

•The Ministry of Health of the People’s Republic of China, which establishes standards for food and pharmaceutical products.

•The Chinese Pharmacopeia, which establishes standards for pharmaceutical products.

•Ministry of Environmental Protection of the People's Republic of China, which regulates the environmental protection standards.

•Ministry of Labor and Social Security of the People's Republic of China, which establishes the regulations of labor, welfare and health insurance.

•State Administration of Work Safety, which establishes the work safety standards and regulations.

Brazil

•The Ministry of Agriculture, Cattle and Supply (Ministério da Agricultura, Pecuária e Abastecimento), which regulates the production of collagen.

•Ministry of Labor (Ministério do Trabalho), which regulates labor health and safety.

•National Water Agency (ANA), which regulates waste water discharge permits.

•State Government Agency CETESB, responsible for the control, supervision, monitoring and licensing process for pollution generating activities.

Australia

•The Australian Quarantine and Inspection Service, which regulates the import and export of agricultural products, including animal by-products.

•The Department of Agriculture, Fisheries and Forestry, which administers meat and animal by-product legislation.

•PrimeSafe, which is the principal regulator of meat and animal by-product businesses in the State of Victoria.

•The Australian Competition and Consumer Commission, which regulates Australia’s competition and consumer protection law.

•The Australian Securities and Investments Commission, which regulates Australia’s company and financial services laws.

•Worksafe Victoria, which is the regulator responsible for administering and enforcing occupational health and safety laws and regulations in the State of Victoria.

•Environment Protection Authority Victoria, which administers environmental protection laws in Victoria.

•Goulburn-Murray Rural Water Corporation, which manages allocation and use of water under local water laws in Victoria.

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

Summary of Risk Factors

The following is a summary of some of the risks and uncertainties that could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report. In addition to the summary below, you should carefully review the detailed risk factors discussed later in this section.

Risks and uncertainties that may affect, or have affected, our business, operating results and financial condition include, but are not limited to, the following:

•The prices of many of our products are subject to significant volatility associated with commodities markets;
•Our business is dependent on the procurement of raw materials, which is the most competitive aspect of our business;
•The DGD Joint Venture subjects us to a number of risks;
•Our biofuels business may be affected by energy policies of U.S. and foreign governments;
•We are highly dependent on natural gas, diesel fuel and electricity, the price of which can be volatile, and such dependency could materially adversely affect our business;
•A significant percentage of our revenue is attributable to a limited number of suppliers and customers;
•Certain of our operating facilities are highly dependent upon a single or a few suppliers;
•We face risks associated with our international activities, which could negatively affect our sales to customers in foreign countries and our operations and assets in such countries;
•Seasonal factors and weather, including the physical impacts of climate changes, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations;
•If we or our customers are the subject of product liability or other claims or product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected;
•In certain markets we are highly dependent upon a single operating facility and various events beyond our control could cause an interruption in the operation of our facilities, which could adversely affect our business in those markets;
•Media campaigns related to feed and food ingredient production present reputational and other risks;
•An impairment in the carrying value of our goodwill or other intangible assets may have a material adverse effect on our results of operations;
•Our operations are subject to various laws, rules and regulations relating to the protection of the environment and to health and safety, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for environmental damages;
•Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals;
•Our business may be affected by the impact of animal related disease, such as BSE and other food safety issues;
•Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations;
•We may be subject to work stoppages at our operating facilities, which could cause interruptions in the manufacturing or distribution of our products;
•Certain U.S. multiemployer defined benefit pension plans to which we contribute are underfunded and these plans may require minimum funding contributions;
•Our substantial level of indebtedness could adversely affect our financial condition;

•Despite our existing level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness, which could further exacerbate the risks to our financial condition described above;
•We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful;
•Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments;
•The market price of our common stock has been and may continue to be volatile, which could cause the value of your investment to decline;
•Our ability to pay any dividends on our common stock may be limited and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock;
•Future sales of our common stock or the issuance of other equity may adversely affect the market price of our common stock;
•Our common stock is an equity security and is subordinate to our existing and future indebtedness;
•The issuance of shares of preferred stock could adversely affect holders of common stock, which may negatively impact your investment;
•We may incur material costs and liabilities in complying with government regulations;
•Downturns and volatility in global economies and commodity and credit markets could materially adversely affect our business, results of operations and financial condition;
•Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants;
•Large capital projects can take many years to complete, and market conditions could deteriorate over time, negatively impacting project returns;
•Changes in consumer preference could negatively impact our business;
•If we experience difficulties or a significant disruption in our information systems or if we fail to implement new systems and software successfully, our business could be materially adversely affected;
•Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services;
•Our success is dependent on our key personnel;
•We could incur a material weakness in our internal control over financial reporting that would require remediation;
•Changes in our tax rates or exposure to additional income tax liabilities could impact our profitability;
•Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition;
•Our European pension funds may require minimum funding contributions;
•The insurance coverage that we maintain may not fully cover all operational risks, and if the number or severity of claims for which we are self-insured increases, if we are required to accrue or pay additional amounts because the claims prove to be more severe than our recorded liabilities, if our insurance premiums increase or if we are unable to obtain insurance at acceptable rates or at all, our financial condition and results of operations may be materially adversely affected;
•We may not successfully identify and complete acquisitions on favorable terms or achieve anticipated synergies relating to any acquisitions, and such acquisitions could result in unknown liabilities, unforeseen operating difficulties and expenditures and require significant management resources;
•We may divest of certain of our brands or businesses from time to time, which could adversely affect us;
•Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, security systems, suppliers and customers, which could materially and adversely affect our net sales, costs and expenses and financial condition;
•We may be unable to protect our intellectual property rights;
•Our products, processes, methods, and equipment may infringe upon the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products;
•The healthcare reform legislation in the United States and its implementing regulations could impact the healthcare benefits we are required to provide our employees in the United States and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows;
•We may incur significant charges in the event we close or divest all or part of a manufacturing plant or facility; and
•The vote by the United Kingdom mandating its withdrawal from the EU could have an adverse effect on our business, investments and future operations in Europe.

Risks Related to the Company

The prices of many of our products are subject to significant volatility associated with commodities markets.

Our principal finished products in our Feed Ingredients segment include MBM, PM, BFT, YG, PG, BBP and hides, which are commodities. We also manufacture and sell a number of other products that are derived from animal by-products and many of which are commodities or compete with commodities. The prices of these commodities are quoted on, or derived from prices quoted on, established commodity markets. Accordingly, our results of operations will be affected by fluctuations in the prevailing market prices of these finished products or of other commodities that may be substituted for our products by our customers. Historically, market prices for commodity grains, fats and food stocks have fluctuated in response to a number of factors, including global changes in supply and demand resulting from changes in local and global economic conditions, global government agriculture programs, energy policies of U.S. and foreign governments, and international agricultural trading policies, the impact of disease outbreaks on protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and harvesting seasons. While we seek to mitigate the risks associated with price declines, a significant decrease in the market price of any of our products or of other commodities that may be substituted for our products would have a material adverse effect on our results of operations and cash flow. Furthermore, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and, often times, material impact on the Company’s gross margin and profitability resulting from the brief lapse of time between the procurement of the raw materials and the sale of the finished goods. Increases in the market prices of raw materials would require us to raise prices for our premium, value-added and branded products to avoid margin deterioration. There can be no assurance as to whether we could implement future price increases in response to increases in the market prices of raw materials or how any such price increases would affect future sales volumes to our customers. Our results of operations could be materially and adversely affected in the future by this volatility. Furthermore, an increased preference by meat processors for alternative feed ingredients, such as all vegetable diets in the case of poultry producers, could negatively impact the prices of certain of our finished products which would need to be sold to alternative markets and destinations.

The prices available for the Company’s Food Ingredients segment’s collagen, edible fats and natural casings products are influenced by other competing ingredients, including plant-based and synthetic hydrocolloids and artificial casings. In the collagen operation, in particular, the cost of the Company's animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment's collagen and casings is generally 30 to 60 days, which is substantially longer than the Company's Feed Ingredients segment's animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices during the period from when the raw materials were procured until the finished goods are sold.

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

Our management believes that the most competitive aspect of our business is the procurement of raw materials rather than the sale of finished products. Many of our raw materials are derived directly or indirectly from animal by-products, which results in the following challenges:

•In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” renderers (rendering operations integrated with the meat or poultry packing operation).

•Concurrently, there has been limited to no growth in the number of small U.S. meat processors, which have historically been a dependable source of supply for non-captive or independent U.S. renderers, such as us.

•The slaughter rates in the U.S. and international meat processing industry are subject to decline during poor economic conditions when consumers generally reduce their consumption of protein, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to independent renderers, such as us, decreases.

•In addition, the Company has seen an increase in the use of used cooking oil in the production of biofuels, which has increased competition for the collection of used cooking oil from restaurants and other food service establishments and contributed to an increase in the frequency and magnitude of theft of used cooking oil in the United States.

•Furthermore, a decline in the general performance of the global economy (including a decline in consumer confidence) and an inability of consumers and companies to obtain credit in the financial markets could have a negative impact on our raw material volume, such as through the forced closure of any of our raw material suppliers. A significant decrease in available raw materials or a closure of a significant number of raw material suppliers could materially and adversely affect our business, results of operations and financial condition, including the carrying value of certain of our assets.

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

A majority of the Company's U.S. volume of animal by-product raw materials, including all of its significant U.S. poultry accounts, and substantially all of the Company's U.S. bakery feed raw materials, are acquired on a “formula basis,” which allow us to adjust our costs of materials based on changes in the price of our finished products, and are in most cases set forth in contracts with our suppliers, generally with multi-year terms. The formulas provided in these contracts are reviewed and modified during the term and at renewal of the contracts to maintain acceptable risk allocations between us and our suppliers related to movements in commodity prices. Changes to these formulas or the inability to renew such contracts could have a material adverse effect on our business, results of operations and financial condition. A majority of Rothsay’s animal by-product raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” A majority of Darling Ingredients International’s volume of animal by-product raw materials are acquired at spot or quarterly fixed prices.

The DGD Joint Venture subjects us to a number of risks.

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD Norco Facility. As of January 2, 2021, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $772.8 million included on the consolidated balance sheet. There is no assurance that the DGD Joint Venture will continue to be profitable or allow us to continue to make a return on our investment.

The DGD Joint Venture began an expansion of the DGD Norco Facility in 2019. The DGD Joint Venture estimates completion and startup of the expanded portion of the facility in the fourth quarter of 2021, and the total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion. Based on forecasted margins as of the date of this report, the expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, the DGD LLC Agreement provides that until such time as the expansion of the DGD Norco Facility is complete and operational, the joint venture partners shall be required to make capital contributions or, if they agree, loans, to the DGD Joint Venture should the excess available cash in the DGD Joint Venture, as determined and in accordance with the DGD LLC Agreement, fall below $50.0 million. Additionally, in January 2021, the joint venture partners approved the construction of a new facility to be located next to Valero’s Port Arthur Refinery in Port Arthur, Texas, capable of producing 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD Norco Facility. The new plant is anticipated to commence operations in the second half of 2023 and the total cost of the expansion project is estimated to be approximately $1.45 billion. Based on forecasted margins as of the date of this report, the Port Arthur expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fully fund the project, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project. While construction on these expansion projects is underway, there is no guarantee that unforeseen issues will not arise in connection with the completion or startup of either of the expansion projects, and any unexpected significant changes to the scope of the projects related thereto could require investment of additional financial resources by the DGD Joint Venture and/or the joint venture partners, including the Company, which could be significant.

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

In addition, the operation of a joint venture such as this involves a number of risks that could harm our business and result in the DGD Joint Venture not performing as expected, such as:

•problems integrating or developing operations, personnel, technologies or products;

•the unanticipated breakdown or failure of equipment or processes, including any unforeseen issues that may arise in connection with the operation of the DGD Norco Facility or completion and startup of any expansion projects, including the Norco and Port Arthur expansion projects, or the possibility of equipment failure as a result of materials degradation;

•the inaccuracy of our assumptions about prices for the renewable diesel that the DGD Joint Venture produces;

•unforeseen engineering or environmental issues, including new or more stringent environmental regulations affecting operations;

•the inaccuracy of our assumptions about the timing and amount of anticipated revenues and operating costs including feedstock prices;

•the diversion of management time and resources;

•difficulty in obtaining and maintaining permits and other regulatory issues, potential license revocation and changes in legal requirements;

•difficulties in establishing and maintaining relationships with suppliers and end user customers;

•the risk that one or more competitive new renewable diesel plants are constructed that use different technologies from the DGD Norco Facility and result in the marketing of products that are more effective as a substitute for carbon-based fuels or less expensive than the products marketed by the DGD Joint Venture;

•performance below expected levels of output or efficiency;

•disruptions in the ability of the pipelines, vessels, or railroads to transport feedstocks or products because of weather events (such as hurricanes), accidents, derailment, collision, fire, explosion, governmental regulations, or third-party actions;

•reliance by the DGD Joint Venture on Valero and its adjacent refinery facility for many services and processes;

•possible impairment of the acquired assets, including intangible assets, in connection with the occurrence of any other risks associated with the DGD Joint Venture;

•possible third-party claims of intellectual property infringement; and

•being forced to sell our equity interests in the DGD Joint Venture pursuant to buy/sell provisions in the DGD LLC Agreement such that we would no longer continue to realize the benefits of the DGD Joint Venture.

If any of these risks described above were to materialize and the operations of the DGD Joint Venture were significantly disrupted, it could have a material adverse effect on our business, financial condition and results of operations.

Our biofuels business may be affected by energy policies of U.S. and foreign governments.

Prices for our finished products may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions (“GHG”). Programs like RFS2 and LCFS and tax credits for biofuels both in the United States and abroad may positively impact the demand for our finished products.

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the finalized 2010 RFS2 regulation mandated the domestic use of biomass-based diesel (biodiesel or renewable diesel) of 1.0 billion gallons in 2012 and a minimum of 1.0 billion gallons of biomass-based diesel for each year from 2012 through 2022, which amount is subject to increase by the Administrator of the EPA. The volume mandates for 2020 and 2021 were 2.43 billion gallons for biomass based diesel and for 2020, 5.09 billion gallons for advanced biofuel and 20.09 billion gallons for renewable fuel. The EPA has not yet established final volume mandates for 2021 for either advanced biofuel or renewable fuel or the 2022 mandate for biomass based diesel. Biomass-based diesel qualifies to fulfill the biomass based diesel requirement, the non-specified portion of the advanced biofuel requirement and the total renewable fuel requirement. In order to qualify as a “renewable fuel” each type of fuel from each type of feedstock is required to lower GHG by levels specified in the regulation. The EPA has determined that biofuels (either biodiesel or renewable diesel) produced from waste oils, fats and greases result in an 86% reduction in GHG emissions, exceeding the 50% requirement established by the regulation.
In December 2019 the blenders tax credit was retroactively reinstated for calendar years 2018 and 2019 and extended for calendar years 2020, 2021, and 2022 at $1.00 per gallon. As a blender, the DGD Joint Venture has recorded approximately $287.9 million of blenders tax credits for fiscal 2020, with Darling's portion equaling 50%. For its United States and Canada biodiesel operations, the Company recorded approximately $8.2 million of blenders tax credits for fiscal 2020. While in fiscal 2020, the amount of tax credits for biofuels impacting the Company was material, legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations.

We are highly dependent on natural gas, diesel fuel and electricity, the price of which can be volatile, and such dependency could materially adversely affect our business.

Our operations are highly dependent on the use of natural gas, diesel fuel and electricity. We consume significant volumes of natural gas to operate boilers in our plants, which generate steam to heat raw materials, and natural gas prices represent a significant cost of facility operations included in cost of sales. We also consume significant volumes of diesel fuel to operate our fleet of tractors and trucks used to collect raw materials, and diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Prices for both natural gas and diesel fuel can be volatile and therefore represent an ongoing challenge to our operating results. Although we continually manage these costs and hedge our exposure to changes in fuel prices through our formula pricing, and from time to time, derivatives, a material increase in prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect our business, results of operations and financial condition. We also require a significant amount of electricity in operating certain of our facilities, a disruption of which or a significant increase in the cost of which could have a material adverse effect on the business and results of operations of the affected facility.

A significant percentage of our revenue is attributable to a limited number of suppliers and customers.

In fiscal year 2020, the Company's top ten customers for finished products accounted for approximately 27% of product sales. In addition, the Company's top ten raw material suppliers accounted for approximately 24% of its raw material supply in the same period. Disruptions or modifications to, or termination of, our relationship with any of our significant suppliers or customers, or financial difficulties experienced by any of our suppliers or customers that lead to curtailment or termination of their operations, could cause our businesses to suffer significant financial losses and could have a material adverse effect on our business, earnings, financial condition and/or cash flows.

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

We conduct foreign operations in Europe, Canada, Asia, South America and Australia. While we expect that our geographical diversity reduces our exposure to risks in any one country or part of the world, it also subjects us to the various risks and uncertainties relating to international sales and operations, including:

•imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by the United States against foreign countries or by foreign countries against others regarding the importation of poultry, beef and pork products, in addition to operating, import or export licensing requirements imposed by various foreign countries;

•imposition of border restrictions by foreign countries with respect to the import of poultry, beef and pork products due to animal disease or other perceived health or safety issues;

•change in existing trade agreements, such as the North American Free Trade Agreement (“NAFTA”), which could negatively impact our business;

•impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen, the Australian dollar and the Polish zloty, which may reduce the U.S. dollar value of the revenues, profits and cash flows we receive from non-U.S. markets or of our assets in non-U.S. countries or increase our supply costs, as measured in U.S. dollars in those markets;

•exchange controls and other limits on our ability to import raw materials, import or export finished products or to repatriate earnings from overseas, such as exchange controls in effect in China, that may limit our ability to repatriate earnings from those countries;

•different regulatory structures (including creditor rights that may be different than in the United States) and unexpected changes in regulatory environments (including, without limitation, in China), including changes resulting in potentially adverse tax consequences or imposition of onerous trade restrictions, price controls, industry controls, animal and human food safety controls, employee welfare schemes or other government controls;

•political or economic instability, social or labor unrest or changing macroeconomic conditions or other changes in political, economic or social conditions in the respective jurisdictions;

•changes in tax laws or to tax rates in any of the jurisdictions in which we operate and adverse outcomes from tax audits;

•compliance with and enforcement of a wide variety of complex U.S. and non-U.S. laws, treaties and regulations, including, without limitation, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010, the Brazilian corporate anti-corruption law and similar anti-corruption legislation in many jurisdictions in which we or our joint venture partners operate, as well as economic and trade sanctions enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the European Union (“EU”) and other governmental entities; and

•distribution costs, disruptions in shipping or reduced availability or increased costs of freight transportation.

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

We and our customers for whom we manufacture products may be exposed to product liability or other claims, product recalls and adverse public relations if consumption or use of our products is alleged to cause injury or illness to humans or animals. In addition, we and our customers may be subject to product liability or other claims, product recalls, and adverse public relations resulting from developments relating to the discovery of unauthorized adulterations to food additives or other products or from allegations that our food ingredients or other products were mislabeled, were not produced in accordance with the customer’s specifications and/or have not performed adequately in the end product, even where food safety or other product safety is not a concern. In some cases, we indemnify our customers for product liability and other claims related to our products. Product recalls in one jurisdiction may result in product recalls in other jurisdictions, as is the case in the EU, where the European Commission and the EU Member States exchange information about recalls. Our insurance may not be adequate to cover all liabilities we incur in connection with product liability and/or other claims, whether or not legitimate, or product recalls, whether voluntary or mandatory, and we may not be able to maintain our existing insurance or obtain comparable insurance at a reasonable cost for such matters. A judgment against us or against one of our customers for whom we manufacture or provide products on a product liability or other claim, or our or their agreement to settle a product liability or other claim, or a product recall, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow. In addition, even if product liability or other claims against us or our customers for whom we manufacture products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require significant management attention.

Product liability or other claims, product recalls or any other events that cause consumers to no longer associate our brands or those of our customers for whom we manufacture products with high quality and safety may result in adverse publicity and negatively impact our reputation and the value of our and their brands and lead to decreased demand for our products. In addition, as a result of any such claims against us or product recalls, we may be exposed to claims by our customers for damage to their reputations and brands. Product liability or other claims and product recalls may also lead to increased scrutiny or investigations by federal, state and foreign regulatory agencies of our operations and could have a material adverse effect on our brands, business, results of operations and financial condition.

In certain markets we are highly dependent upon a single operating facility and various events beyond our control could cause an interruption in the operation of our facilities, which could adversely affect our business in those markets.

Our facilities are subject to various federal, state, provincial and local environmental and other permitting requirements of the countries in which we operate and our facilities are located. Periodically, these permits may be reviewed and subject to amendment or withdrawal. Applications for an extension or renewal of various permits may be subject to challenge by community and environmental groups and others. In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay, severe weather event, or other unscheduled shutdown involving one of our facilities, in a majority of our markets we would utilize a nearby operating facility to continue to serve our customers in the affected market; however, in certain markets we do not have alternate operating facilities. If any of these events occur in such markets, we may experience an interruption in our ability to service our customers and to procure raw materials, and potentially an impairment of the value of that facility. Any of these circumstances may materially and adversely affect our business and results of operations in those markets. In addition, after an operating facility affected by such an event and unscheduled shutdown is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use our services.

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

As of January 2, 2021, the Company had approximately $1.3 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred, as well as whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

Risks Related to Legal and Regulatory Compliance

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

In addition, increasing efforts to control emissions of GHG are likely to impact our operations. We operate in certain jurisdictions subject to the Paris Agreement, which mandates reduced GHG emissions in certain participating countries, and the EPA’s rule establishing mandatory GHG reporting for certain activities may apply to some of our facilities if we exceed the applicable thresholds. The EPA has also announced a regulatory endangerment finding relating to GHG emissions that has led to further regulation of GHG emissions. Legislation to regulate GHG emissions has periodically been proposed in the U.S. Congress, and a growing number of states and foreign countries are taking action to require reductions in GHG emissions. Future GHG emissions limits may require us to incur additional capital and operational expenditures. EPA regulations limiting exhaust emissions also have become more restrictive, and the National Highway Traffic Safety Administration and the EPA have adopted regulations that govern fuel efficiency and GHG emissions. Compliance with these and similar regulations could increase the cost of new fleet vehicles and increase our operating expenses. Compliance with future GHG regulations may require expenditures that could materially adversely affect our business, results of operations and financial condition.

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

Risks Relating to Global Disease Outbreaks or Pandemics

Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of diseases such as swine influenza viruses (collectively known as “Swine Flu”) and highly pathogenic strains of avian influenza (collectively known as “Bird Flu”) and severe acute respiratory syndrome (“SARS”), including SARS-coronavirus 2 (“CoV-2”), that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. As of the date of this report, various strains of Bird Flu have been and continue to be reported in wild fowl and commercial poultry in Europe, North America, the Middle East and parts of Asia.

Other diseases that are highly contagious within a species, but do not affect other animals and are not transmissible to humans, such as porcine epidemic diarrhea (“PED”) virus, may significantly impact production of the susceptible livestock or poultry species in a country or region. African Swine Fever (“ASF”) is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report. In the past few years, ASF has become widespread in multiple Chinese and Vietnamese provinces and has been reported in Cambodia, Laos, Myanmar, The Philippines, Timor-Leste and Indonesia in South East Asia and the People's Democratic Republic of Korea, Republic of Korea and Mongolia. In 2019, the Chinese Ministry of Agriculture and Rural Affairs (“MARA”) addressed measures to control ASF in China in the “ASF Epidemic Emergency Implementation Plan”. The resulting restrictions in transportation have created serious dislocations in pork supplies and resulted in strong reduction of slaughter numbers and thereby volumes of raw material supplied to our locations in China that process blood and make collagen from pork skins. Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, resulted in a temporary ban on the use of porcine plasma in pork feed which negatively affected demand for our products as ingredients in porcine animal feed in China. This ban has now been lifted and porcine plasma is once again allowed to be used in pork feed provided that certain newly established guidelines are met. ASF has also been reported in Eastern Europe since 2007. The disease has been detected in both domestic and feral pigs in several EU (primarily Eastern European) Member States in the past years, and the European Union is taking measures to address the “unprecedented spread” of ASF. As of the date of this report, ASF has not been reported in North or South America. In the United States, the Animal and Plant Health Inspection Service (“APHIS”) has implemented a surveillance plan to strengthen ASF detection capabilities and enhance outbreak preparedness. ASF does not infect humans and is not considered a food safety hazard. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal by-products, as contributing to the spread of a contagious disease could negatively affect demand for our products as ingredients in animal feeds in the affected country or region.

Although no global disease pandemic among humans has been linked to Bird Flu or other emerging diseases as of the date of this report, governments may be pressured to address these concerns, including by executive action such as temporarily closing certain businesses, including meat and animal processing facilities, within jurisdictions suspected of contributing to the spread of such diseases or by legislative or other policy action, such as prohibiting imports of animals, meat and animal by-products from countries or regions where the disease is detected or suspected. If any disease is correctly or incorrectly linked to animals and has a negative impact on meat or poultry consumption or animal production in any jurisdiction in which we operate, such occurrence could have a material negative impact on the volume of raw materials available to us or the demand for our finished products.

Our business may be affected by the impact of animal related disease, such as BSE and other food safety issues.

The FDA has put in place restrictions to prevent the spread of BSE, and certain foreign governments have also restricted exports of beef and beef products from the United States following the detection of BSE in the United States in December 2003. The sixth and most recent case of BSE was reported in a six-year-old mixed-breed beef cow in August, 2018, which was the second case of BSE since the World Organization for Animal Health (the “OIE”) characterized the United States’ BSE status as one of “negligible risk” in 2013. While this latest case and the previous four cases were the atypical or sporadic form of BSE, which is not spread via feed and, therefore, did not affect the “negligible BSE risk” status of the United States, continued concern about BSE in the United States, and other countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

With respect to human food, pet food and animal feed safety in the United States, the FDA Food Safety Modernization Act (“FSMA”) gives the FDA various authorities and directs the FDA to promulgate new regulations pursuant to the FSMA, as described in the section entitled “Business—Regulations” included in this report.

We have followed regulations enacted under the FSMA throughout the rulemaking process and have implemented Current Good Manufacturing Practices, food safety plans and other procedures at our domestic facilities, which we believe comply with the applicable final rules for preventive controls for human food and animal feed. Similar procedures have been implemented at our foreign facilities for compliance with the Foreign Supplier Verification Programs rule. Such rulemaking and implementation of compliant procedures could, among other things, limit our ability to import necessary raw materials or finished products or require us to amend certain of our other operational policies and procedures. Unforeseen issues and requirements may arise as the FDA implements and enforces these and other final rules or promulgates other new regulations provided for by the FSMA.

The FDA has also established a Reportable Food Registry (“RFR”) pursuant to the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”), and has defined a reportable food, which the manufacturer or distributor would be required to report in the RFR, to include materials used as ingredients in animal feeds and pet foods if there is a reasonable probability that the use of, or exposure to, such materials will cause serious adverse health consequences or death to humans or animals. Finalization of the RFR guidance documents and potential additional requirements relating to the RFR may impose additional requirements on us.

According to the “Compliance Policy Guide Sec. 690.800, Salmonella in Food for Animals” (the “CPG”), any finished pet food contaminated with any species of Salmonella will be considered adulterated, and the FDA believes regulatory action is warranted in cases involving such pet foods because of the heightened risk to humans given the high likelihood of direct human contact with pet food. Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of Salmonella that is considered to be pathogenic for the animal species for which the feed is intended. Any pathogen, such as Salmonella, that is correctly or incorrectly associated with our finished products could have a negative impact on the demand for our finished products and could have a material adverse effect on our business, reputation, results of operations or financial condition.

As a result of our international operations, we could be adversely affected by additional non-U.S. regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals is in place in Australia as part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia and inspections and audits are undertaken to ensure compliance. In addition, in the EU, harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation (EC) No 999/2001, as amended (“TSE Regulation”) and in other instruments such as Regulation (EC) No 1069/2009 on animal by-products, as amended (“Animal By-Products Regulation”) and other food and feed hygiene regulations. The TSE Regulation establishes a “feed ban” consisting of a ban on the use of processed animal protein (“PAP”), in feed for ruminants. Only certain animal proteins considered to be safe (such as fishmeal) can be used, but under very strict conditions. A ban on feeding MBM to ruminants has been in place in the EU since 1994. The ban was expanded in 2001 with the prohibition of feeding all PAP to all farmed animals, subject to certain limited exceptions. In 2009, the BSE-related feed ban was supplemented with provisions prohibiting intra-species recycling applicable to all food-producing animals. Other animal-derived products besides PAP, such as collagen derived from non-ruminants and hydrolyzed protein derived from parts of non-ruminants or from ruminant hides and skins, are not subject to the “feed ban.” The “feed ban” has been lifted for pig and poultry PAP in the feed of aquaculture animals, and insect PAP (a new source of animal protein) in the feed of aquaculture animals. The European Commission aims to present proposals to authorize the feeding of non-ruminant farmed animals with insect PAP, and to reauthorize the feeding of poultry with pig PAP and the feeding of pigs with poultry PAP.

Although Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, changes to the “feed ban” may also adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin on the EU market. For that purpose, the BSE status of EU Member States, non-EU members of the European Economic Area and other countries or regions (“Third Countries”) is to be determined by classification into one of three categories depending on the BSE risk involved: a negligible risk, a controlled risk or an undetermined risk. This classification is made by the OIE. The determination of BSE status is based on a risk assessment and the implementation of a surveillance program. For each risk category there are trade rules to provide the necessary guarantees for protecting public and animal health. Currently, the following EU Member States are classified as having a controlled BSE risk: France, Greece and Ireland. The other EU Member States are classified as having a negligible BSE risk. A change in the BSE status of one or more EU Member States may have a negative impact on Darling Ingredients International. Under EU legislation, imported products from outside the EU must meet the same safety standards as products produced in EU Member States. Therefore, the TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, such as full traceability of imported animals and animal by-products, a ban on the use of MBM in feed for ruminants and the prohibition of the import of specified risk material or mechanically recovered meat. The detailed import requirements depend on the BSE status of Third Countries. The Animal By-Products Regulation establishes rules intended to prevent the outbreak of certain diseases such as BSE. It imposes, for example, rules for the use and disposal of specified risk material and other high risk material. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

In addition, the introduction of new EU legislation applicable to the agri-food sector could create additional compliance requirements and enforcement risks for us. Regulation (EU) 2019/1381 (“Food Transparency Regulation”) will apply from March 27, 2021. The Food Transparency Regulation strengthens transparency requirements in EU food law. Among other things, the European Food Safety Authority (“EFSA”) will be required to disclose scientific data, studies and other information supporting applications, including supplementary information supplied by applicants, taking into account the protection of confidential information and of personal data. EFSA is tasked with establishing and managing a publicly accessible database of studies commissioned or carried out by business operators to support an application or notification in relation to which EU law contains provisions for EFSA to provide a scientific output, including a scientific opinion. Business operators will need to notify EFSA of the title and the scope of any study commissioned or carried out by them to support an application or a notification, as well as the laboratory or testing facility carrying out that study, and its starting and planned completion dates. Any potential disclosure of unfavorable studies and data as well as EFSA’s ultimate decision-making power to determine what constitutes confidential information (and therefore subject or not to transparency obligations) may result in adverse publicity, negatively impact our reputation and/or require us to disclose commercially sensitive information and data. Regulation (EC) No 2017/625 (“Official Controls Regulation”) requires that the EU Member States verify compliance with agri-food chain rules through official controls. The scope of the Official Controls Regulation has been extended and will now cover official controls to verify compliance with food and feed law, animal health and welfare, plant health and animal-by products rules. To deter fraudulent practices, the Official Controls Regulation introduces more stringent rules for financial penalties, imposed by EU Member States. Those penalties must reflect the economic advantage of the operator or a percentage of the operator’s turnover. The Regulation also introduces new provisions to protect whistle-blowers to encourage and facilitate the reporting of non-compliance. More stringent and higher financial penalties may potentially result in significant and unexpected costs and enhanced provisions regarding whistle-blowers may result in more regulatory investigations and enforcement actions, both of which could have a material adverse effect on our business.

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

The risks described above also apply to the DGD Joint Venture and its business and operations.

Risks Related to our Labor Force

We may be subject to work stoppages at our operating facilities, which could cause interruptions in the manufacturing or distribution of our products.

While we currently have no international, national or multi-plant union contracts, as of January 2, 2021 approximately 19% of Darling’s U.S. employees, 26% of Rothsay’s employees and 44% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms, while Rothsay agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

Certain U.S. multiemployer defined benefit pension plans to which we contribute are underfunded and these plans may require minimum funding contributions.

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

Risks Related to our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition.

As of January 2, 2021, our total indebtedness, including trade debt, was approximately $1.5 billion and we had undrawn commitments available for additional borrowings under the revolving loan facility included as part of our senior secured credit facilities of up to approximately $893.9 million (after giving effect to approximately $55.0 million of revolver borrowing, $3.9 million of outstanding letters of credit and $47.2 million of ancillary facilities). Our high level of indebtedness could have important consequences, including the following:

•making it more difficult to satisfy our obligations to our financial lenders and our contractual and commercial commitments; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements on commercially reasonable terms or at all;

•requiring us to use a substantial portion of our cash flows from operations to pay principal and interest on our indebtedness instead of for other purposes, thereby reducing the amount of our cash flows from operations available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•increasing our vulnerability to adverse economic, industry and business conditions;

•exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•increasing our exposure to changes in foreign exchange rate conversion to functional currency;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•placing us at a competitive disadvantage compared to other, less leveraged competitors; and

•increasing our cost of borrowing.

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

Although the indentures that govern the senior notes and the credit agreement governing the senior secured credit facilities contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the additional indebtedness that we and our subsidiaries could incur in compliance with these restrictions could be substantial. To the extent that we or our subsidiaries incur additional indebtedness, the risks associated with our indebtedness, including our possible inability to service our indebtedness, could intensify. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.25% Senior Notes due 2027” and “3.625% Senior Notes due 2026.”

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

If our cash flows and capital resources are insufficient to fund our debt service obligations and to meet our other cash needs, we could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations and our other cash needs. The credit agreement governing our senior secured credit facilities and the indentures governing our senior notes restrict our ability to use the proceeds from the disposition of assets, debt incurrence or sales of equity to repay other indebtedness. We may not be able to consummate any such dispositions or to obtain debt or equity proceeds in amounts sufficient to meet any debt service obligations, and we may be restricted under such credit agreement or indentures from using any such amounts to service other debt obligations.

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

The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock could fluctuate widely in response to numerous factors, many of which are beyond our control. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. In addition to the risk factors discussed in this report, the price and volume volatility of our common stock may be affected by:

•actual or anticipated fluctuations in ingredient prices;

•actual or anticipated variations in our operating results;

•our earnings releases and financial performance;

•changes in financial estimates or buy/sell recommendations by securities analysts;

•our ability to repay our debt;

•our access to financial and capital markets to refinance our debt;

•performance of our joint venture investments, including the DGD Joint Venture;

•our dividend policy;

•market conditions in the industry and the general state of the securities markets;

•investor perceptions of us and the industry and markets in which we operate;

•governmental legislation or regulation;

•currency and exchange rate fluctuations that impact our earnings and balance sheet; and

•general economic and market conditions, such as U.S. or global reactions to economic developments, including regional recessions, currency devaluations or political unrest.

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

General Risks Related to our Business

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

Because of our international operations throughout much of the world, we could be adversely affected by violations of the FCPA and similar anti-bribery laws, as well as laws and regulations governing international transactions (such as the regulations administered by OFAC). Recent years have seen a substantial increase in the global enforcement of anti-corruption laws and economic sanctions laws and regulations. Our operations outside the United States, including in developing countries, could increase the risk of such violations. In addition, we may enter into joint ventures with joint venture partners who are domiciled in areas of the world with anti-bribery laws, regulations and business practices that differ from those in the United States. There is risk that our joint venture partners will violate the FCPA and other anti-bribery laws and regulations, as well as OFAC and economic sanctions. While our policies mandate compliance with the FCPA and other anti-bribery laws, as well as OFAC and economic sanctions, we cannot provide assurance that our internal control policies and procedures will always protect us from violations committed by our employees, joint venture partners or agents. Violations of the FCPA or other anti-bribery laws, or of OFAC or other economic sanctions laws, or allegations of such violations, could result in lengthy investigations and possibly disrupt our business, lead to criminal and/or civil legal proceedings brought by governmental agencies and/or third parties, result in material fines and legal and other costs and have a material adverse effect on our reputation, business, results of operations, cash flows and financial condition.

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

We carry out transactions in a number of foreign currencies, principally the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen, the Australian dollar and the Polish zloty. To the extent possible, we attempt to match revenues and expenses in each of the currencies in which we operate. However, we will still be exposed to currency fluctuations when we translate the results of our overseas operations into U.S. dollars, our reporting currency, in the preparation of our consolidated financial statements, which may affect our U.S. dollar-denominated results of operations and financial condition even if our underlying operations and financial condition, in local currency terms, remain unchanged. While we from time to time utilize currency hedging instruments to protect us from adverse fluctuations in currency exchange rates, there can be no assurance that such instruments will successfully protect us from more pronounced swings in such exchange rates. Further, by utilizing these instruments we potentially forego any benefits that result from favorable fluctuations in exchange rates.

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

Furthermore, we are subject to complex and evolving laws and regulations regarding privacy, know-your-customer requirements, data protection, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices or inconsistent with one another. If personal, confidential or proprietary information of customers or employees in our possession is mishandled or misused, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations. For example, European legislators adopted the General Data Protection Regulation (“GDPR”) that became effective in May 2018, and supersedes EU data protection legislation, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance. There are significant outstanding questions relating to the scope and applicability of GDPR for companies such as ours. We may face difficulty in fully complying with these regulations and any failure to do so could subject us to significant monetary penalties, liabilities, and adverse publicity. Further, California recently enacted a privacy law (the “California Consumer Privacy Act” or “CCPA”), which may limit how we may collect and use personal data, and which came into effect in January 2020. As draft regulations have not yet been finalized and additional state privacy laws may be enacted, the impact of these state privacy laws on us and others in our industry is uncertain. We also may be required to expend significant resources to prepare for and comply with the evolving standards. We could be adversely affected if the CCPA and other states’ legislation or regulations require changes in our business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

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

We are subject to income taxes in the United States and in numerous other foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our future effective tax rates could be adversely affected by changes in the mix of earnings by jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or tax rates. Furthermore, we are regularly subject to audit by tax authorities with respect to both income and other non-income taxes. Unfavorable audit results or tax rulings, or other changes resulting in significant additional tax liabilities, could have material adverse effects upon our earnings, cash flows, and financial condition.

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

Our European pension funds may require minimum funding contributions.

In the UK and the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States (and the UK). The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements. As a result, the solvency of EU pension funds are mostly regulated on a national level. On December 23, 2016, the new IORP Directive (“IORP Directive II”) was published on the Official Journal of the European Union and entered into force on January 12, 2017, though this did not make substantive changes to the solvency requirements under the original IORP Directive. The new IORP Directive recognizes in one of its recitals that changes in this area could potentially decrease the willingness of employers to provide occupational pension schemes. EU Member States were required to implement IORP Directive II into national legislation by January 13, 2019. The UK introduced new legislation with effect from 13 January 2019 to implement certain parts of IORP Directive II: (i) the Occupational Pension Schemes (Governance) (Amendment) Regulations 2018, SI 2018/1103, which implemented the governance provisions; (ii) the Occupational Pension Schemes (Cross-border Activities) (Amendment) Regulations 2018, SI 2018/1102, which implemented the requirements relating to cross-border activity and cross-border transfers; and (iii) the Pension Protection Fund (Pensionable Service) and Occupational Pension Schemes (Investment and Disclosure) (Amendment and Modification) Regulations 2018, SI 2018/988, which (among other things) made amendments to the content requirements of statements of investment principles so as to require trustees to state, from 1 October 2019, their policy on ‘financially material considerations’. The UK government considered that the other aspects of IORP Directive II were already adequately covered by the existing UK law. Given that IORP Directive II has already been implemented in UK law, the European Union (Withdrawal) Act 2018 has preserved any legislation made in the UK to implement the obligations under IORP Directive II (including those carried over from the original IORP Directive). That legislation has not changed immediately following Brexit, although there will be scope later on for the UK legislation and regulation to diverge from that of the EU.

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

We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. Additionally, our worker’s compensation, auto and general liability policies contain significant deductibles or self-insured retentions. We develop bi-yearly and record quarterly an estimate of our projected insurance-related liabilities. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions. Any actuarial projection of losses is subject to a degree of variability. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our financial condition and results of operations may be materially adversely affected. In addition, in the future, the types of insurance we obtain and the level of coverage we maintain may be inadequate or we may be unable to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost. Any such inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Legislative changes to, or regulatory changes under, all or certain portions of the ACA have been made under the Trump administration and more may be likely. On December 20, 2019, President Trump signed Public Law 116-94, a spending bill that included provisions repealing the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. President Trump also signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, members of the U.S. Congress have proposed other legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, in addition to Public Law 116-94, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act, passed in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate” (although a few states have adopted individual mandate requirements that assess penalties against individuals based on their uninsured status). There is uncertainty with respect to the impact that the reform proposals from the President’s administration and U.S. Congress may have, if any, including whether additional legislative reform will be enacted and whether any proposals will encompass or potentially alter the full-time employee healthcare coverage requirements and reporting obligations imposed on large employers like us. There have also been various litigation challenges to the ACA, some of which are ongoing. The 2020 U.S. Presidential and Congressional elections may also result in unknown changes to healthcare laws. Any changes may likely take time to unfold, and we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on us. We cannot assure that the ACA, as currently enacted or as repealed or amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

The vote on June 23, 2016 by the United Kingdom (the “UK”) to exit the EU (“Brexit”), created uncertainty in the global financial markets. In December 2020, the EU and the UK reached an agreement on the future relationship between the two markets (the “EU-UK Trade and Cooperation Agreement”). The EU-UK Trade and Cooperation Agreement will affect Darling Ingredients International’s business in Europe with respect to goods and employees. The EU-UK Trade and Cooperation Agreement applied since January 1, 2021 and entails, inter alia, that customs checks and controls apply to all UK exports entering the EU as well as EU exports entering the UK. Based on the EU-UK Trade and Cooperation Agreement, the UK is considered a third country when it comes to imports in the EU. As a result, imports of products that are derived from animal by-products into the EU from the UK must follow third country rules, including being accompanied by an export health certificate or model declaration form, and may be subject to veterinary checks and having to enter through designated board inspection posts. This may delay imports/exports between the EU and the UK and may entail additional costs. The EU-UK Trade and Cooperation Agreement may also impair the ability of Darling Ingredients International to transact business in the future in the UK, including by restricting the free travel of employees as UK citizens will no longer have the freedom to live in the EU, and will need visas to work in the EU, other than short-term visits for specific purposes (e.g. attending meetings, conducting training) in accordance with local immigration laws. The same restrictions will apply to EU citizens in the UK. Moreover, there will continue to be some legal uncertainty for a while and the laws applicable in the EU and UK will start to diverge as the UK adopts its own legislation. Furthermore, Brexit is likely to continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets for a while to come. These effects could have an adverse effect on our business, investments and future operations in Europe.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of January 2, 2021, the Company's corporate headquarters is located at 5601 N MacArthur Boulevard, Irving, Texas, 75038.

As of January 2, 2021, the Company operates a global network of over 200 locations, including 147 production facilities, across five continents. All of the processing facilities are owned except for 10 leased facilities and the Company owns and leases a network of transfer stations. The following is a listing of a majority of the Company's operating plants as of January 2, 2021 by operating segment with a description of the plants principal process.

LOCATION	DESCRIPTION
Feed Ingredients Segment
Albertville, Alabama, United States	Bakery Residuals
Bastrop, Texas, United States	Animal By-Products
Bellevue, Nebraska, United States	Animal By-Products
Berlin, Wisconsin, United States	Animal By-Products
Blue Earth, Minnesota, United States	Animal By-Products
Blue Island, Illinois, United States	Used Cooking Oil/Trap Processing
Boise, Idaho, United States	Animal By-Products
Bryan, Texas, United States	Bakery Residuals
Burgum, Netherlands	Animal By-Products
Butler, Kentucky, United States	Animal By-Products
Butler, Kentucky, United States	Bakery Residuals
Clinton, Iowa, United States	Animal By-Products
Coldwater, Michigan, United States	Animal By-Products
Collinsville, Oklahoma, United States	Animal By-Products
Dallas, Texas, United States	Animal By-Products
Denver, Colorado, United States	Animal By-Products
Des Moines, Iowa, United States	Animal By-Products
Doswell, Virginia, United States	Bakery Residuals
Dundas, Ontario, Canada	Animal By-Products

East Dublin, Georgia, United States	Animal By-Products
E. St. Louis, Illinois, United States	Animal By-Products
Ellenwood, Georgia, United States	Animal By-Products
Fresno, California, United States	Animal By-Products
Grapeland, Texas, United States	Animal By-Products
Hamilton, Michigan, United States	Animal By-Products
Henderson, Kentucky, United States	Fertilizer
Henderson, Kentucky, United States	Bakery Residuals
Hickson, Ontario, Canada	Animal By-Products
Honey Brook, Pennsylvania, United States	Bakery Residuals
Houston, Texas, United States	Animal By-Products
Jackson, Mississippi, United States	Animal By-Products
Kansas City, Kansas, United States	Animal By-Products
Kansas City, Kansas, United States	Protein Refining
Lexington, Nebraska, United States	Animal By-Products
Lingen, Germany	Blood
Loenen, Netherlands	Animal By-Products
Los Angeles, California, United States	Animal By-Products
Luohe, China	Blood
Maquoketa, Iowa, United States	Blood
Marshville, North Carolina, United States	Bakery Residuals
Maryborough, Australia	Blood
Maysville, Kentucky, United States	Protein Refining
Maysville, Kentucky, United States	Bakery Residuals
Mason City, Illinois, United States	Animal By-Products
Mering, Germany	Blood
Moorefield, Ontario, Canada	Animal By-Products
Muscatine, Iowa, United States	Bakery Residuals
Newark, New Jersey, United States	Animal By-Products
Newberry, Indiana, United States	Animal By-Products
North Baltimore, Ohio, United States	Bakery Residuals
Omaha, Nebraska, United States	Protein Refining
Omaha, Nebraska, United States	Animal By-Products
Osetnica, Poland	Animal By-Products
Paducah, Kentucky, United States	Wet Pet Food
Pocahontas, Arkansas, United States *	Animal By-Products
Ravenna, Nebraska, United States	Wet Pet Food
Russellville, Kentucky, United State	Animal By-Products
Saint-Catherine, Quebec, Canada*	Used Cooking Oil
San Francisco, California, United States *	Animal By-Products
Sioux City, Iowa, United States	Animal By-Products
Smyrna, Georgia, United States	Trap Processing
Springdale, Arkansas, United States	Wet Pet Food
Son, Netherlands	Animal By-Products
Starke, Florida, United States	Animal By-Products
Suzhou, China	Blood
Tacoma, Washington, United States *	Animal By-Products
Tama, Iowa, United States	Animal By-Products
Tampa, Florida, United States	Animal By-Products
Truro, Novia Scotia, Canada	Used Cooking Oil
Turlock, California, United States	Animal By-Products
Turlock, California, United States	Fertilizer
Union City, Tennessee, United States	Animal By-Products
Usnice, Poland	Animal By-Products
Wahoo, Nebraska, United States	Animal By-Products
Watts, Oklahoma, United States	Bakery Residuals/Protein Refining
Wichita, Kansas, United States	Animal By-Products
Winesburg, Ohio, United States *	Animal By-Products
Winnipeg, Manitoba, Canada	Animal By-Products

Food Ingredients Segment
Almere, Netherlands	Casings
Amparo, Brazil	Collagen

Angouleme, France	Collagen
Da'an, China	Collagen
Dubuque, Iowa, United States	Collagen
Eindhoven, Netherlands	Fat
Elsholz, Germany	Fat
Erolzheim, Germany	Fat
Gent, Belgium	Collagen
Girona, Spain	Collagen
Harlingen, Netherlands	Fat
Ilse-Sur-La-Sorgue, France	Collagen
Kaiping, China	Collagen
Lubien, Poland	Fat
Peabody, Massachusetts, United States	Collagen
Porto, Portugal	Casings
Presidente Epitacio, Brazil	Collagen
Stoke-on Trent, United Kingdom	Bone
Versmold, Germany	Fat
Vuren, Netherlands	Bone
Wenzhou, China	Collagen

Fuel Ingredients Segment
Belm-Icker, Germany	Bioenergy
Denderleeuw, Belgium	Bioenergy
Denderleeuw, Belgium	Digester
Jagel, Germany	Bioenergy
Rotenburg, Germany	Bioenergy
Son, Netherlands	Bioenergy
Son, Netherlands	Digester

* Leased

Rent expense for our leased properties was $17.0 million in the aggregate in fiscal 2020. We believe our current properties are suitable and adequate for their intended purpose.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various lawsuits, claims and loss contingencies arising in the ordinary course of its business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and environmental matters, including air, wastewater and storm water discharges from the Company's processing facilities, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year under these insurance policies and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At January 2, 2021 and December 28, 2019, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $66.2 million and $70.5 million, respectively. The Company has insurance recovery receivables of approximately $27.0 million and $26.2 million as of January 2, 2021 and December 28, 2019, related to insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Holders

The Company has been notified by its stock transfer agent that as of February 24, 2021, there were 128 holders of record of the common stock.

Dividend Policy

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2021.  The agreements underlying the Company's senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Issuer Purchases of Equity Securities

On August 3, 2020, the Company's Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. Under this program, we repurchased 2,187,685 shares for approximately $55.0 million in fiscal 2020. As of the date of this report, the Company had approximately $200.0 million remaining in its share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2022.

Separate from this share repurchase program, a total of 646,961 shares were withheld from equity award recipients to cover payroll taxes on the vesting of shares of restricted stock, restricted stock units, exercised options and the strike price on exercised options during fiscal 2020 pursuant to the terms of our 2017 Omnibus Incentive Plan and 2012 Omnibus plan, as amended.

Common Stock Performance Graph

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index and the Dow Jones US Waste and Disposal Service Index for the period from January 2, 2016 to January 2, 2021, assuming the investment of $100 on January 2, 2016 and the reinvestment of dividends.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended January 2, 2021, December 28, 2019, and December 29, 2018, and the related notes thereto.

	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016
	Fifty-three	Fifty-two	Fifty-two	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 2,	December 28,	December 29,	December 30,	December 31,
	2021 (f)	2019	2018 (f)	2017	2016
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$3,571,923	$3,363,905	$3,387,726	$3,662,251	$3,391,928
Cost of sales and operating expenses	2,688,815	2,589,085	2,646,374	2,875,680	2,635,333
Loss (gain) on sale of assets	426	(20,582)	709	(237)	—
Selling, general and administrative expenses (b)	378,496	358,523	309,264	343,502	311,552
Restructuring and asset impairment charges	38,167	—	14,965	—	—
Depreciation and amortization	350,178	325,510	321,192	302,100	289,908
Acquisition and integration costs	—	—	—	—	401
Equity in net income of Diamond Green Diesel (e)	315,095	364,452	159,779	28,239	69,912
Operating income	430,936	475,821	255,001	169,445	224,646
Interest expense (a)	72,686	78,674	86,429	88,926	94,187
Debt extinguishment costs	—	12,126	23,509	—	—
Foreign currency loss	2,290	1,311	6,431	6,898	1,854
Loss (gain) on disposal of subsidiaries	—	(2,967)	12,545	885	—
Other expense, net	5,534	6,671	7,562	8,801	6,533
Equity in net loss/(income) of other unconsolidated subsidiaries and unconsolidated subsidiaries	(3,193)	(428)	550	(265)	(467)
Income from continuing operations before income taxes	353,619	380,434	117,975	64,200	122,539
Income tax (benefit)/expense	53,289	59,467	12,031	(69,154)	15,315
Net Income	$300,330	$320,967	$105,944	$133,354	$107,224
Net Income attributable to noncontrolling interests	(3,511)	(8,367)	(4,448)	(4,886)	(4,911)
Net Income attributable to Darling	$296,819	$312,600	$101,496	$128,468	$102,313
Basic earnings per common share	$1.83	$1.90	$0.62	$0.78	$0.62
Diluted earnings per common share	$1.78	$1.86	$0.60	$0.77	$0.62
Weighted average shares outstanding	162,572	164,633	164,789	164,752	164,600
Diluted weighted average shares outstanding	167,208	168,378	167,910	166,730	165,212
Other Financial Data:
Adjusted EBITDA (c)	$504,186	$436,879	$431,379	$443,306	$444,642
Depreciation	276,132	251,880	246,002	224,125	212,217
Amortization	74,046	73,630	75,190	77,975	77,691
Capital expenditures (d)	280,115	359,498	321,896	274,168	243,523
Balance Sheet Data:
Working capital	$311,689	$228,949	$357,444	$396,962	$441,451
Total assets	5,613,331	5,345,258	4,889,354	4,958,225	4,698,017
Current portion of long-term debt	27,538	90,996	7,492	16,143	23,247
Total long-term debt less current portion	1,480,531	1,558,429	1,666,940	1,698,050	1,727,696
Stockholders’ equity attributable to Darling	2,891,909	2,565,819	2,273,048	2,244,933	1,972,994

(a)Included in interest expense for fiscal 2020 is the write-off of deferred loan costs of approximately $3.1 million.
(b)Included in selling, general and administrative expense for fiscal 2019 is a gain of approximately $4.4 million and for fiscal 2016 there is a gain of approximately $3.1 million from business interruption insurance proceeds.
(c)Adjusted EBITDA is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance and is not intended to be a presentation in accordance with U.S. generally accepted accounting principles

(“GAAP”).  Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment and restructuring charges, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net loss (gain) of unconsolidated subsidiaries.  The Company believes adjusted EBITDA is a useful measure for investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company's industry.  In addition, management believes that adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in the food ingredients and agriculture industries because the calculation of adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.  As a result, the Company’s management uses adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  However, adjusted EBITDA is not a recognized measurement under GAAP, should not be considered as an alternative to net income as a measure of operating results or to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP.  Also, since adjusted EBITDA is not calculated identically by all companies, the presentation in this report may not be comparable to those disclosed by other companies. In addition to the foregoing, management also uses or will use adjusted EBITDA to measure compliance with certain financial covenants under the Company’s senior secured credit facilities and senior notes that were outstanding at January 2, 2021.  The amounts shown below for adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities and Senior Unsecured Notes, as those definitions permit further adjustments to reflect certain other non-cash charges.
Reconciliation of Net Income to Adjusted EBITDA

(dollars in thousands)	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
Net income attributable to Darling	$296,819	$312,600	$101,496	$128,468	$102,313
Depreciation and amortization	350,178	325,510	321,192	302,100	289,908
Interest expense	72,686	78,674	86,429	88,926	94,187
Income tax (benefit)/expense	53,289	59,467	12,031	(69,154)	15,315
Restructuring and asset impairment charges	38,167	—	14,965	—	—
Other, net	7,824	7,982	13,993	15,699	8,387
Debt extinguishment costs	—	12,126	23,509	—	—
Loss (gain) on disposal of subsidiaries	—	(2,967)	12,545	885	—
Equity in net income of unconsolidated subsidiaries	(318,288)	(364,880)	(159,229)	(28,504)	(70,379)
Net income attributable to noncontrolling interests	3,511	8,367	4,448	4,886	4,911
Adjusted EBITDA	$504,186	$436,879	$431,379	$443,306	$444,642

(d)Fiscal 2020 excludes capital assets acquired in the Belgium group and the Marengo Fabricated Steel Ltd acquisitions of approximately $18.4 million and Fiscal 2018 excludes the capital assets acquired in the Kruger Commodities, Inc., Triple - T Foods - Arkansas, Inc., and Sonac Lubien, Poland acquisitions of approximately $31.6 million. Fiscal 2019, fiscal 2017 and fiscal 2016 excludes the capital assets acquired in immaterial acquisitions.
(e)In fiscal 2019, the $364.5 million equity in net income of Diamond Green Diesel (DGD) includes approximately $78 million of Darling's share of DGD's blenders tax credits (BTC) from fiscal 2018. In fiscal 2018, the $159.8 million equity in net income of DGD included approximately $80 million of Darling's share of DGD's BTC from fiscal 2017. In fiscal 2017, the $28.2 million of equity in net income of DGD excludes approximately $80 million of Darling's share of DGD's BTC from fiscal 2017 that was recognized in fiscal 2018. See Note 2 to the Company's Consolidated Financial Statements included herein.

(f)Subsequent to the date of acquisition, Fiscal 2020 includes nine weeks of contribution from the Belgium group acquisition and two weeks of contribution from the Marengo Fabricated Steel acquisition. Fiscal 2018 includes 32 weeks of contribution from the acquisition of Kruger Commodities, Inc., 12 weeks from the acquisition of Triple-T Foods - Arkansas, Inc. and eight weeks from the acquisition of Sonac Lubien.

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

Fiscal Year 2020 Overview

The Company is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed and collects and processes residual bakery products into feed ingredients.  In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sells its products domestically and internationally and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 2 to the Company's Consolidated Financial Statements for the period ended January 2, 2021 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.
Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Observations on the Effects of COVID-19

In January 2020, the World Health Organization (“WHO”) declared the coronavirus disease (“COVID-19”) a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. Since then, various federal, state and local government-imposed movement restrictions and initiatives have been implemented worldwide to reduce the global transmission of COVID-19, including reduced or eliminated food services, the promotion of social distancing and the adoption of remote working policies.

To date, these restrictions have not had a material impact on the Company’s operations, as the Company operates in industries that are deemed “critical” and “essential” under the rules imposing these restrictions; however, the Company did incur approximately $7.5 million of COVID-19 related charges globally in fiscal year 2020. The Company has implemented operational guidelines throughout the Company's organization consistent with the applicable governmental and regulatory policies in the geographies the Company operates intended to protect the Company's employees and prevent the spread of the virus in the Company's workplace, and to date, all of the Company's facilities are operational. The Company believes the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue. Among the items that could have a significant impact on the Company's future results is a reduction in the Company's raw material supply due to disruptions in the operations of the Company's third-party suppliers. Accordingly, while to date the Company has experienced no material negative effects on the Company's business and results of operations as a result of the current COVID-19 outbreak, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of the Company's supply chain partners and finished product customers, which ultimately could result in material negative effects on the Company's business and results of operations. Additionally, the Company’s raw material supplies are globally diverse. During the second quarter of 2020, the Company experienced various disruptions in raw material supplies and sales of its specialty collagens and gelatins, both of which returned to more normalized levels during the third quarter of 2020. However, it is possible that COVID-19 might cause similar disruptions to the Company's business and operations in the future.

DGD has also implemented operational guidelines in its organization, and to date, COVID-19 has not had a material impact on DGD’s operations. We expect that biofuel regulations and mandates will continue supporting renewable diesel demand; however, a prolonged or significant decline in overall fuel demand could negatively impact the sales and profitability of DGD’s business.

The extent to which COVID-19 impacts the Company’s and DGD's results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and any actions to contain the virus or treat its impact, among others. For additional information regarding the risks associated with COVID-19, see the important information in Item 1A. Risk Factors, under the caption “Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.”

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

The reporting currency for the Company's financial statements is the U.S. dollar. The Company operates in over 15 countries and therefore, certain of the Company's assets, liabilities, revenues and expenses are denominated in functional currencies other than the U.S. dollar, primarily in the Euro, Brazilian real, Chinese renminbi, Canadian dollar and Polish zloty. To prepare the Company's consolidated financial statements, assets, liabilities, revenues, and expenses must be translated into U.S. dollars at the applicable exchange rate. As a result, increases or decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items recorded in the Company's consolidated financial statements, even if their value has not changed in the functional currency. This could have a significant impact on the Company's results, if such increase or decrease in the value of the U.S. dollar relative to these other currencies is substantial.

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

Results of Operations

Fiscal Year Ended January 2, 2021 Compared to Fiscal Year Ended December 28, 2019

Fiscal 2020 includes an additional week of operations which occurs every five to six years. In Fiscal 2020 the additional week occurred in the fourth quarter and increased net sales and operating income by approximately $73 million and $8 million, respectively.

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During fiscal year 2020, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal year 2020, compared to average Jacobsen and Reuters prices for fiscal year 2019 are:

	Avg. Price Fiscal Year 2020	Avg. Price Fiscal Year 2019	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 261.43/ton	$ 230.85/ton	$ 30.58/ton	13.2%
Feed Grade PM (Mid-South)	$ 251.13/ton	$ 241.37/ton	$ 9.76/ton	4.0%
Pet Food PM (Mid-South)	$ 633.61/ton	$ 522.39/ton	$ 111.22/ton	21.3%
FM (Mid-South)	$ 314.20/ton	$ 352.87/ton	$ (38.67)/ton	(11.0)%
BFT (Chicago)	$ 31.48/cwt	$ 28.08/cwt	$ 3.40/cwt	12.1%
YG (Illinois)	$ 21.95/cwt	$ 22.01/cwt	$ (0.06)/cwt	(0.3)%
Corn (Illinois)	$ 3.75/bushel	$ 3.95/bushel	$ (0.20)/bushel	(5.1)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 707.00/ton	$ 568.00/ton	$ 139.00/ton	24.5%
Soy meal (CIF Rotterdam)	$ 394.00/ton	$ 347.00/ton	$ 47.00/ton	13.5%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal year 2020, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal year 2020.

	Avg. Price 4th Quarter 2020	Avg. Price 3rd Quarter 2020	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 305.29/ton	$ 212.91/ton	$ 92.38/ton	43.4%
Feed Grade PM (Mid-South)	$ 283.65/ton	$ 226.07/ton	$ 57.58/ton	25.5%
Pet Food PM (Mid-South)	$ 733.12/ton	$ 581.80/ton	$ 151.32/ton	26.0%
FM (Mid-South)	$ 405.49/ton	$ 267.91/ton	$ 137.58/ton	51.4%
BFT (Chicago)	$ 34.24/cwt	$ 29.04/cwt	$ 5.20/cwt	17.9%
YG (Illinois)	$ 25.22/cwt	$ 19.48/cwt	$ 5.74/cwt	29.5%
Corn (Illinois)	$ 4.29/bushel	$ 3.55/bushel	$ 0.74/bushel	20.8%
Reuters:
Palm Oil (CIF Rotterdam)	$ 850.00/ton	$ 690.00/ton	$ 160.00/ton	23.2%
Soy meal (CIF Rotterdam)	$ 485.00/ton	$ 379.00/ton	$ 106.00/ton	28.0%

Segment Results

Segment operating income for the fiscal year ended January 2, 2021 was $430.9 million, which reflects a decrease of $44.9 million or (9.4)% as compared to the fiscal year ended December 28, 2019.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2021
Net Sales	$2,072,104	$1,185,701	$314,118	$—	$3,571,923
Cost of sales and operating expenses	1,544,524	920,682	223,609	—	2,688,815
Gross Margin	527,580	265,019	90,509	—	883,108

Gross Margin %	25.5%	22.4%	28.8%	—%	24.7%

Loss/ (gain) on sale of assets	19	482	(75)	—	426
Selling, general and administrative expense	209,748	97,406	16,014	55,328	378,496
Restructuring and asset impairment charges	—	—	38,167	—	38,167
Depreciation and amortization	221,187	83,752	34,218	11,021	350,178
Equity in net income of Diamond Green Diesel	—	—	315,095	—	315,095
Segment operating income/ (loss)	96,626	83,379	317,280	(66,349)	430,936

Equity in net income of unconsolidated subsidiaries	3,193	—	—	—	3,193
Segment income/(loss)	99,819	83,379	317,280	(66,349)	434,129

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2019
Net Sales	$1,970,561	$1,119,085	$274,259	$—	$3,363,905
Cost of sales and operating expenses	1,519,596	864,618	204,871	—	2,589,085
Gross Margin	450,965	254,467	69,388	—	774,820

Gross Margin %	22.9%	22.7%	25.3%	—%	23.0%

Loss/ (gain) on sale of assets	(7,720)	(13,175)	313	—	(20,582)
Selling, general and administrative expense	200,487	97,363	2,762	57,911	358,523
Depreciation and amortization	203,456	79,671	31,946	10,437	325,510
Equity in net income of Diamond Green Diesel	—	—	364,452	—	364,452
Segment operating income/(loss)	54,742	90,608	398,819	(68,348)	475,821

Equity in net income of unconsolidated subsidiaries	428	—	—	—	428
Segment income/(loss)	55,170	90,608	398,819	(68,348)	476,249

Feed Ingredients Segment

Raw material volume. In fiscal year 2020, the raw material processed by the Company's Feed Ingredients segment totaled 8.95 million metric tons. Compared to fiscal year 2019, overall raw material volume processed in the Feed Ingredients segment increased approximately 2.4%.

Sales. During the year ended January 2, 2021, net sales for the Feed Ingredients segment were $2,072.1 million as compared to $1,970.6 million for the year ended December 28, 2019, an increase of approximately $101.5 million. Net sales for fats were approximately $661.7 million and $584.3 million for the years ended January 2, 2021 and December 28, 2019, respectively. Protein net sales were approximately $830.2 million and $791.3 million for the years ended January 2, 2021 and December 28, 2019, respectively. Other rendering net sales, which include hides, pet food, and service charges, were approximately $178.6 million and $167.9 million for the years ended January 2, 2021 and December 28, 2019, respectively. Total rendering net sales were approximately $1,670.5 million and $1,543.5 million for the years ended January 2, 2021 and December 28, 2019, respectively. Used cooking oil net sales were approximately $176.7 million and $185.7 million for the years ended January 2, 2021 and December 28, 2019, respectively. Bakery net sales were approximately $183.8 million and $191.6 million for the years ended January 2, 2021 and December 28, 2019, respectively, and other net sales, which includes trap services, were approximately $41.1 million and $49.8 million for the years ended January 2, 2021 and December 28, 2019, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales year ended December 28, 2019	$584.3	$791.3	$167.9	$1,543.5	$185.7	$191.6	$49.8	$1,970.6
Increase/(decrease) in sales volumes	66.6	20.2	—	86.8	(11.7)	(0.6)	—	74.5
Increase/(decrease) in finished product prices	10.5	16.1	—	26.6	2.8	(7.2)	—	22.2
Increase/(decrease) due to currency exchange rates	0.3	2.6	0.1	3.0	(0.1)	—	—	2.9
Other change	—	—	10.6	10.6	—	—	(8.7)	1.9
Total change	77.4	38.9	10.7	127.0	(9.0)	(7.8)	(8.7)	101.5
Net sales year ended January 2, 2021	$661.7	$830.2	$178.6	$1,670.5	$176.7	$183.8	$41.1	$2,072.1

Margins. In the Feed Ingredients segment for fiscal year 2020, the gross margin percentage was 25.5% as compared to 22.9% for fiscal year 2019. The increase in fiscal year 2020 was primarily due to overall increasing protein and fat finished product sales prices and increased sales volumes.

Segment operating income. Feed Ingredients' operating income for fiscal year 2020 was $96.6 million, an increase of $41.9 million or 76.6% as compared to fiscal year 2019. This increase was primarily due to increasing overall protein and fat finished product sales prices that more than offset higher depreciation and amortization and a lower gain on sale of assets.

Food Ingredients Segment

Raw material volume. In fiscal year 2020, the raw material processed by the Company's Food Ingredients segment totaled 1.08 million metric tons. Compared to fiscal year 2019, overall raw material volume processed in the Food Ingredients segment increased approximately 0.4%.

Sales. Overall sales increased in the Food Ingredients segment primarily due to higher sales prices in collagen and edible fat sales markets.

Margins. In the Food Ingredients segment for fiscal year 2020, the gross margin percentage was 22.4% as compared to 22.7% for fiscal year 2019. The slight decrease is primarily a result of the sales mix in collagen business that more than offset higher fat prices.

Segment operating income. Food Ingredients' operating income was $83.4 million for fiscal year 2020, a decrease of $7.2 million or (7.9)% as compared to fiscal year 2019. The decrease is primarily due to the gain on the sale of assets in China reported last year and the impact of a weak Brazilian real as well as lower sales volumes in Europe as a result of the COVID-19 outbreak in fiscal year 2020.

Fuel Ingredients Segment

Raw material volume. In fiscal year 2020, the raw material processed by the Company's Fuel Ingredients segment, excluding the DGD Joint Venture, totaled 1.31 million metric tons. Compared to fiscal year 2019, overall raw material volume processed in the Fuel Ingredients segment increased approximately 3.4%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2020, the gross margin percentage was 28.8% as compared to 25.3% for fiscal year 2019. The increase is primarily due to higher sales volumes from improved demand and finished prices in Europe.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from DGD Joint Venture) for fiscal year 2020 was $317.3 million, a decrease of $81.5 million or (20.4)% as compared to fiscal year 2019. The decrease in earnings was primarily due to the reinstated fiscal year 2018 and fiscal year 2019 blenders tax credits recorded in the fourth quarter of fiscal 2019 as compared to one year of blenders tax credits recorded in fiscal 2020 and $38.2 million restructuring and asset impairment charges due to the shut down of processing operations at the Company's biodiesel facilities located in the United States and Canada.

Foreign Currency

During fiscal year 2020, the Euro strengthened against the U.S. dollar as compared to fiscal year 2019. Using actual results for fiscal year 2020 and the prior year's average foreign currency rates for fiscal year 2019 would result in a decrease in operating income of approximately $6.4 million. The average rates assumption used in this calculation was the actual average rate for fiscal year 2020 of €1.00:USD$1.14 and CAD$1.00:USD$0.75 as compared to the average rate for fiscal year 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $55.3 million during fiscal year 2020, a $2.6 million decrease from $57.9 million during fiscal year 2019. The decrease was primarily due to lower legal fees, and lower travel related costs that more than offset an increase in insurance costs.

Depreciation and Amortization.  Depreciation and amortization charges increased $0.6 million to $11.0 million during fiscal year 2020 as compared to $10.4 million during fiscal year 2019.  The increase was primarily due to the increased leasehold improvement and office equipment depreciation expense at the Company's corporate office in fiscal year 2020.

Interest Expense. Interest expense was $72.7 million for fiscal year 2020, compared to $78.7 million for fiscal year 2019, a decrease of $6.0 million. The decrease was primarily due to lower term loan B debt outstanding and lower interest rates that were partially offset by an increase in deferred loan costs from the pay down of the term loan B and a decrease in capitalized interest.

Debt Extinguishment costs. There were no debt extinguishment costs in fiscal year 2020 as compared to $12.1 million for fiscal year 2019, which were related to the termination of the 5.375% Senior Notes.

Foreign Currency Losses.  Foreign currency losses were $2.3 million during fiscal year 2020, as compared to a loss of approximately $1.3 million for fiscal year 2019. The increase is due primarily to higher losses on the revaluation of non-functional currency liabilities as compared to the same period in fiscal 2019.

Gain (loss) on Disposal of Subsidiaries.  There were no gains or losses on disposal of subsidiaries in fiscal year 2020 as compared to a $3.0 million gain incurred in fiscal year 2019.

Other Expense, net. Other expense was $5.5 million for fiscal year 2020, compared to $6.7 million in fiscal year 2019.  The decrease in other expense was primarily due to a decrease in pension expense, a decrease in insurance proceeds on fire and casualty losses and a decrease in interest income.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from its foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded income tax expense of $53.3 million for fiscal year 2020, compared to $59.5 million of income tax expense recorded in fiscal year 2019, a decrease of $6.2 million, which was primarily due to a decrease in income from operations before income taxes. The effective tax rate for fiscal year 2020 and fiscal year 2019 was 15.1% and 15.6%, respectively. The effective tax rate for both fiscal years 2020 and 2019 differs from the statutory rate of 21% due primarily to the biofuel tax incentives and the relative mix of earnings among jurisdictions with different tax rates.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company's Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at January 2, 2021. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign currency exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2020 As Compared to Fiscal Year 2019

	Fiscal Year Ended
(dollars in thousands)	January 2, 2021	December 28, 2019
Net income attributable to Darling	$296,819	$312,600
Depreciation and amortization	350,178	325,510
Interest expense	72,686	78,674
Income tax expense	53,289	59,467
Restructuring and asset impairment charges	38,167	—
Foreign currency losses	2,290	1,311
Other expense, net	5,534	6,671
Debt extinguishment costs	—	12,126
Gain on disposal of subsidiaries	—	(2,967)
Equity in net income of Diamond Green Diesel	(315,095)	(364,452)
Equity in net income of other unconsolidated subsidiaries	(3,193)	(428)
Net income attributable to noncontrolling interests	3,511	8,367
Adjusted EBITDA (Non-GAAP)	$504,186	$436,879

Foreign currency exchange impact (1)	(6,419)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$497,767	$436,879

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$337,348	$389,416

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$841,534	$826,295

(1) The average rate assumption used in this calculation was the actual fiscal average rate for the fiscal year ended January 2, 2021 of €1.00:USD$1.14 and CAD$1.00:USD$0.75 as compared to the average rate for the fiscal year ended December 28, 2019 of €1.00:USD$1.12 and CAD$1.00:USD$0.75, respectively.

For the fiscal year ended January 2, 2021, the Company generated Adjusted EBITDA (Non-GAAP) of $504.2 million, as compared to $436.9 million for the year ended December 28, 2019. The increase is primarily due to overall increasing protein and fat finished product sales prices and increased sales volumes in the Feed Ingredients segment.

On a Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP) basis, the Company would have generated $497.8 million for the fiscal year ended January 2, 2021, as compared to $436.9 million for the year ended December 28, 2019.

DGD Joint Venture Adjusted EBITDA (Darling's Share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP). In fiscal 2019, the $364.5 million equity in net income of Diamond Green Diesel includes approximately $78 million of blenders tax credits from fiscal 2018. See Note 2 to Notes to Consolidated Financial Statements included herein for financial information regarding the DGD Joint Venture.

The discussion and analysis of our financial condition and results of operations for the year ended December 29, 2018 and for the year ended December 28, 2019 compared to the year ended December 29, 2018 are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results in our 2019 Form 10-K and is incorporated herein by reference.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at January 2, 2021. On January 2, 2021, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(5,747)
Carrying value of 5.25% Notes due 2027	$494,253

3.625 % Notes due 2026 - Denominated in euros	$632,163
Less unamortized deferred loan costs	(6,586)
Carrying value of 3.625% Notes due 2026	$625,577

Amended Credit Agreement:
Term Loan B	$300,000
Less unamortized deferred loan costs	(3,798)
Carrying value of Term Loan B	$296,202

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	47,188
Borrowings outstanding	55,000
Letters of credit issued	3,891
Availability	$893,921

Other Debt	$37,037

At January 2, 2021, the U.S. dollar was weaker as compared to the euro at December 28, 2019. Using the euro based debt outstanding at December 28, 2019 and comparing the closing balance sheet rates at January 2, 2021 to those at December 28, 2019, the U.S. dollar debt balances of euro based debt increased by $57.8 million, at January 2, 2021. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at January 2, 2021 of €1.00:USD$1.227500 as compared to the closing balance sheet rate at December 28, 2019 of €1.00:USD$1.114750.

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

•As of January 2, 2021, the Company had availability of $893.9 million under the revolving loan facility, taking into account an aggregate of $55.0 million in outstanding borrowings, $47.2 million of ancillary facilities and letters of credit issued of $3.9 million.

•As of January 2, 2021, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $225.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•The interest rate applicable to any borrowings under the revolving credit facility will equal either LIBOR/euro interbank offered rate/CDOR plus 1.50% per annum or base rate/Canadian prime rate plus 0.50% per annum, subject to certain step-downs or step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The 5.25% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries). For a description of the terms of the 5.25% Notes see Note 10 of Notes to Consolidated Financial Statements included herein.

3.625 % Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018 (the “3.625% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The 3.625% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that guarantee the Senior Secured Credit Facilities. For a description of the terms of the 3.625% Notes see Note 10 of Notes to Consolidated Financial Statements included herein.

Other debt consists of U.S., Canadian and European ancillary and overdraft facilities and capital lease obligations and note arrangements in Brazil, China and Europe that are not part of the Company's Amended Credit Agreement, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s January 2, 2021 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

As of January 2, 2021, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On January 2, 2021, the Company had working capital of $311.7 million and its working capital ratio was 1.46 to 1 compared to working capital of $228.9 million and a working capital ratio of 1.33 to 1 on December 28, 2019.  At January 2, 2021, the Company had unrestricted cash of $81.6 million and funds available under the revolving credit facility of $893.9 million, compared to unrestricted cash of $72.9 million and funds available under the revolving credit facility of $911.9 million at December 28, 2019.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $624.7 million and $362.6 million for the fiscal years ended January 2, 2021 and December 28, 2019, respectively, an increase of $262.1 million due primarily to a decrease in net income that was more than offset by the effect of sale of assets, the effect of asset impairments, a positive impact from equity in net income of the DGD Joint Venture as well as an increase in distributions from unconsolidated subsidiaries of approximately $138.1 million and to changes in operating assets and liabilities that include an increase in cash provided by accounts receivable of approximately $48.5 million, an increase in prepaid expenses and inventory of $20.4 million, a decrease in income taxes refundable/payable of approximately $5.3 million and a decrease in accounts payable and accrued expense of approximately $21.2 million. Cash used by investing activities was $310.6 million during fiscal year 2020, compared to $338.1 million in fiscal year 2019, a decrease in cash used of $27.5 million, primarily due to a decrease in capital expenditures that more than offset an increase in acquisition costs and a decrease in proceeds from the sale of assets, a decrease in proceeds from the sale of subsidiaries and a decrease in insurance proceeds.  Net cash used by financing activities was $307.0 million during fiscal year 2020, compared to $54.9 million in fiscal year 2019, an increase in cash used of $252.1 million, primarily due to an increase in debt payments, an increase from the repurchase of common stock and an increase from the acquisition of noncontrolling interest as compared to fiscal year 2019.

Capital expenditures of $280.1 million were made during fiscal year 2020 as compared to $359.5 million in fiscal year 2019, a decrease of $(79.4) million, or (22.1)%. The Company had originally planned to spend approximately $306.0 million in capital expenditures for fiscal year 2020; however, due to the COVID-19 outbreak and the government-imposed movement and work restrictions, the Company initiated a temporary reduction in non-essential capital expenditures until the uncertainty surrounding the COVID-19 outbreak improved. The Company returned to regular capital expenditures in the fourth quarter of fiscal 2020. In fiscal year 2021, the Company expects to incur approximately $230 million in maintenance and compliance type capital expenditures and approximately $82 million primarily for expansion projects for a total of approximately $312 million. These costs are expected to be financed using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $38.7 million in fiscal year 2020, $37.4 million in fiscal year 2019 and $32.1 million in fiscal year 2018.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal year 2020, the Company has accrued approximately $10.4 million as of January 2, 2021 that it expects will become due during the next twelve months in order to meet obligations related to the Company's self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at January 2, 2021.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.3 million in order to meet minimum pension funding requirements to its domestic plans in fiscal year 2021. In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in fiscal year 2021.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the

Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal year 2020 and fiscal year 2019 of approximately $7.5 million and $0.9 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal year 2020 of approximately $4.0 million, as compared to $3.4 million in contributions in fiscal year 2019.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone, as defined by the PPA. The Company has received notices of withdrawal liability from five U.S. multiemployer pension plans in which it participated. During fiscal year 2020, the Company settled one of the withdrawal liabilities for approximately $2.5 million. As a result, the Company has an accrued aggregate current liability of approximately $2.7 million representing the present value of scheduled withdrawal liability payments under these multiemployer plans. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate the DGD Norco Facility located adjacent to Valero's refinery in Norco, Louisiana. The DGD Norco Facility reached mechanical completion and began the production of renewable diesel in late June 2013 and is currently capable of producing 290 million gallons of renewable diesel per year and certain other co-products. Effective May 1, 2019, the DGD LLC Agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the DGD Joint Venture’s ongoing expansion project to construct a new, parallel facility located next to the current facility, as further described below.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2021, unless extended by agreement of the parties. The DGD Loan Agreement replaced a similar agreement with lower commitment levels that expired on December 31, 2018. As of January 2, 2021, no amounts are owed to the DGD Lenders under the DGD Loan Agreement.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Norco Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Norco Facility including the Company's portion of cost overruns and working capital funding. As of January 2, 2021, under the equity method of accounting the Company has an investment in the DGD Joint Venture of approximately $772.8 million included on the consolidated balance sheet.

The DGD Joint Venture began work on an expansion of the DGD Norco Facility in 2019, which is expected to increase its renewable diesel production by 400 million gallons per year and provide the capability to separate renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. In addition, the expansion project includes expanded inbound and outbound logistics, thereby improving feedstock sourcing flexibility as well as finished product marketing flexibility. The DGD Joint Venture estimates completion and startup of the expanded portion of the facility in the fourth quarter of 2021, and the total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion. Based on forecasted margins as of the date of this report, the expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, the DGD LLC Agreement provides that until such time as the expansion of the DGD Norco Facility is complete and operational, the joint venture partners shall be required to make capital contributions or, if they agree, loans, to the DGD Joint Venture should the excess available cash in the DGD Joint Venture, as determined and in accordance with the DGD LLC Agreement, fall below $50 million. Additionally, in January 2021, the joint venture partners approved the construction of a new facility to be located next to Valero’s Port Arthur Refinery in Port Arthur, Texas, capable of producing 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD Norco Facility. The new plant is anticipated to commence operations in the second half of 2023 and the total cost of the expansion project is estimated to be approximately $1.45 billion. Once operational, the new plant is expected to increase the DGD Joint Venture’s total renewable diesel production capacity to almost 1.2 billion gallons per year. Based on forecasted margins as of the date of this report, the Port Arthur expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fully fund the project, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.

In April 2019, the joint venture partners adopted a distribution policy that, unless earlier terminated by the partners, will remain in place through the construction and completion of the expansion of the DGD Norco Facility. Pursuant to the distribution policy, the DGD Joint Venture will make quarterly distributions to the partners to the extent that distributable cash (as determined in accordance with the policy) exceeds $50 million and as allowed by the DGD Joint Venture’s forward looking cash forecast. During the year ended January 2, 2021, the DGD Joint Venture made approximately $205.2 million in distributions to each of the partners.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how the Company operates its business. The Company traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With the Company’s significant fats ownership, this has and continues to transform how the Company operates. In 2020, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Norco Facility as feedstock for renewable diesel. In 2020, 2019 and 2018, DGD was the Company’s largest finished product customer in terms of sales, with the Company recording sales to DGD in those years of $264.1 million, $208.7 million and $131.8 million, respectively.
From a procurement, production and distribution standpoint, DGD has become integral to the Company’s base business. DGD is integrated into the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at the Company facilities nationwide to transporting the refined fats to the DGD Norco Facility as feedstock. The Company supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how the Company operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to the Company’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, the Company acquired an Iowa location on the Mississippi River that further enhances the ability of the Company's Midwest network of facilities to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. The Company has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by the Company. From a production standpoint, the Company now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company includes its equity in net income of the DGD Joint Venture as operating income.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal year 2020, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the current COVID-19 outbreak and those factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal year 2021 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion projects or potential investments in additional renewable diesel; investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors approved a share repurchase program of up to an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2022, unless further extended or shortened by the Board of Directors. During fiscal year 2020, the Company repurchased approximately $55.0 million of its common stock in the open market. As of January 2, 2021, the Company had approximately $200.0 million remaining in its share repurchase program.

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

Supplemental Guarantor Financial Information

The following is a description of the terms and conditions of the guarantees with respect to senior notes for which Darling is an issuer or provides full and unconditional guarantee.

Note Guarantees

The Company's 5.25% Notes and 3.625% Notes (see Note 10 of Notes to Consolidated Financial Statements included herein) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National, Griffin and its subsidiary Craig Protein, DarPro Storage Solutions LLC, Darling Global Holdings Inc., EV Acquisition LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. (collectively, the Notes Guarantors). In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial tables present summarized financial information for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated summarized financial information, which include summarized condensed consolidated balance sheets as of January 2, 2021 and December 28, 2019, and the summarized condensed consolidating statements of operations for the years ended January 2, 2021, December 28, 2019 and December 29, 2018. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Summarized Financial Information

Condensed Balance Sheet Information
(in thousands)

January 2, 2021	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated

Current assets	$103,728	$881,669	$1,177,869	$(1,176,272)	$986,994
Noncurrent assets	6,476,886	2,465,785	3,753,644	(8,069,978)	4,626,337
Current liabilities	1,345,233	77,573	428,771	(1,176,272)	675,305
Noncurrent liabilities	1,254,518	19,755	826,157	(116,613)	1,983,817
Stockholders' equity	3,980,863	3,250,126	3,676,585	(7,953,365)	2,954,209

December 28, 2019

Current assets	$106,037	$789,495	$906,987	$(885,231)	917,288
Noncurrent assets	6,003,960	2,583,918	3,466,890	(7,626,798)	4,427,970
Current liabilities	1,071,608	72,916	429,046	(885,231)	688,339
Noncurrent liabilities	1,302,462	20,311	740,960	(50,164)	2,013,569
Stockholders' equity	3,735,927	3,280,186	3,203,871	(7,576,634)	2,643,350

Condensed Statements of Operations Information
(in thousands)

For the year ended January 2, 2021	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$740,912	$1,301,933	$1,740,001	$(210,923)	$3,571,923
Total costs and expenses	827,070	1,197,946	1,641,989	(210,923)	3,456,082
Equity in net income of Diamond Green Diesel	—	—	315,095	—	315,095
Operating income	(86,158)	103,987	413,107	—	430,936
Net income allocable to Darling	296,819	87,587	330,321	(417,908)	296,819

For the year ended December 28, 2019
Net sales	$652,708	$1,305,464	$1,637,861	$(232,128)	$3,363,905
Total costs and expenses	764,511	1,218,993	1,501,160	(232,128)	3,252,536
Equity in net income of Diamond Green Diesel	—	—	364,452	—	364,452
Operating income	(111,803)	86,471	501,153	—	475,821
Net income allocable to Darling	312,600	72,074	399,753	(471,827)	312,600

For the year ended December 29, 2018
Net sales	$541,499	$1,338,376	$1,738,427	$(230,576)	$3,387,726
Total costs and expenses	620,598	1,234,016	1,668,466	(230,576)	3,292,504
Equity in net income of Diamond Green Diesel	—	—	159,779	—	159,779
Operating income	(79,099)	104,360	229,740	—	255,001
Net income allocable to Darling	101,496	99,353	171,590	(270,943)	101,496

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table summarizes the Company’s expected material contractual payment obligations, including both on- and off-balance sheet arrangements at January 2, 2021 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations(a):
Long-term debt obligations (b)	$1,487,163	$—	$—	$355,000	$1,132,163
Operating lease obligations (c)	167,681	44,723	61,327	34,463	27,168
Finance lease obligations (c)	3,876	952	1,495	831	598
Operating lease obligations not yet effective (c)	1,214	321	505	388	—
Estimated interest payable (d)	329,808	60,593	119,063	107,950	42,202
Purchase commitments (e)	192,782	133,789	58,993	—	—
Pension funding obligation (f)	3,840	3,840	—	—	—
Other obligations (b)	33,301	26,633	6,336	88	244
Total	$2,219,665	$270,851	$247,719	$498,720	$1,202,375
(a)    The above table does not reflect uncertain tax positions at January 2, 2021. The Company's uncertain tax position is approximately $5.0 million.
(b)    Represents debt obligations outstanding as of January 2, 2021. See Note 10 to Notes to Consolidated Financial Statements included herein.
(c)    See Note 9 to Notes to Consolidated Financial Statements included herein.
(d)    Interest payable was calculated using the current rate for the debt that was outstanding as of January 2, 2021.
(e)    Purchase commitments were determined based on specified contracts for natural gas, diesel fuel and finished product purchases.
(f)    Pension funding requirements are determined annually based upon a third party actuarial estimate.  The Company expects to make approximately $3.8 million in required contributions to domestic and foreign pension plans in fiscal year 2021.  The Company is not able to estimate pension funding requirements beyond the next twelve months. The accrued pension benefit liability was approximately $57.0 million at the end of fiscal year 2020.  The Company knows certain of the multiemployer pension plans that have not terminated to which it contributes and which are not administered by the Company were under-funded as of the latest available information, and while the Company has no ability to calculate a possible current liability for the under-funded multiemployer plan to which the Company contributes, the amounts could be material.

The Company's off-balance sheet contractual obligations and commercial commitments as of January 2, 2021 relate to letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at January 2, 2021 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,891
Standby letters of credit (ancillary facility)	24,334
Foreign bank guarantees	12,529
Total other commercial commitments:	$40,754

OFF BALANCE SHEET OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $192.8 million of commodity products, consisting of approximately $77.4 million of finished and raw material products and approximately $84.7 million of natural gas and diesel fuel and approximately $30.7 million of other commitments during the next three years, which are not included in liabilities on the Company’s balance sheet at January 2, 2021. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the next three years, in accordance with U.S. GAAP.

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements.  A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements included herein.

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

Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In December 2020, due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. The Company recorded asset impairment charges related to its long-lived assets of approximately $6.2 million. In fiscal year 2018, the Company shut down operations at its Hurlingham, Argentina plant and recorded asset impairment charges related to its long-lived assets of approximately $2.4 million. In fiscal year 2019, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment.

Goodwill Valuation

The Company performed the annual goodwill and indefinite-lived intangible assets impairment assessments at October 24, 2020, and prior to finalizing the impairment testing a triggering event occurred, where due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down the processing operations at its biodiesel facilities located in the United States and Canada, both of which represent a separate reporting unit. Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company uses the quantitative approach to impairment testing by comparing the fair value of the Company's reporting units to their respective carrying amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized if any will not exceed the total amount of goodwill allocated to that reporting unit.

Based on the Company’s annual impairment testing at October 26, 2019 and October 27, 2018, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value. During the annual impairment testing at October 24, 2020 and prior to finalizing the impairment testing a triggering event occurred resulting in the Company making the decision to shut down the Company's biodiesel facilities as described above, and recording goodwill impairment charges of approximately $31.6 million. Based on the Company's annual impairment testing at October 24, 2020, the fair value of the remaining six reporting units was greater than 30% in excess of its carrying value. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill. The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. Goodwill was approximately $1,260.2 million and $1,223.3 million at January 2, 2021 and December 28, 2019, respectively.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 2.10% at January 2, 2021 and 2.77% at December 28, 2019, respectively.  The net periodic benefit cost for fiscal year 2021 would increase by approximately $1.3 million if the discount rate was 0.5% lower at a weighted average of 1.60%.  The net periodic benefit cost for fiscal year 2021 would decrease by approximately $1.1 million if the discount rate was 0.5% higher at a weighted average of 2.60%.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or reorganizing the effects of) contract modifications on financial reporting, caused by reference rate reform. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this ASU in the first quarter of fiscal 2020 did not have a material impact on the Company's consolidated financial statements.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance.  At January 2, 2021, the Company had foreign currency option and forward contracts, soybean meal forward contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2020, fiscal 2019 and fiscal 2018, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At January 2, 2021, the aggregate fair value of these foreign exchange contracts was approximately $11.6 million. The January 2, 2021 are included in other current assets, other noncurrent assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2020 and fiscal 2019, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the fourth quarter of fiscal 2021. At January 2, 2021, the aggregate fair value of the corn contracts was $6.8 million. The amounts are included in accrued expenses on the balance sheet.

In fiscal 2020, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the second quarter of fiscal 2021. As of January 2, 2021, the aggregate fair value of the soybean meal contracts was $0.4 million and was recorded in other current assets on the balance sheet.

As of January 2, 2021, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	64,919	Euro	9,645	6.31 - 6.98	$12,499
Brazilian real	1,189,357	U.S. dollar	257,300	3.35 - 6.25	257,300
Euro	33,671	U.S. dollar	40,514	1.17 - 1.24	40,514
Euro	22,229	Polish zloty	100,000	4.48 - 4.53	27,286
Euro	4,838	Japanese yen	605,514	123.14 - 126.43	5,939
Euro	15,360	Chinese renminbi	122,801	7.87 - 8.03	18,855
Euro	13,349	Australian dollar	21,850	1.64	16,386
Euro	2,488	British pound	2,269	0.91 - 0.92	3,054
Euro	32	Canadian dollar	50	1.56	39
Polish zloty	24,824	Euro	5,506	4.50 - 4.51	6,603
Polish zloty	2,253	U.S. dollar	608	3.71	608
British pound	232	Euro	253	0.92	317
British pound	150	U.S. dollar	200	1.33	200
Japanese yen	258,547	U.S. dollar	2,505	102.77 - 106.62	2,505
U.S. dollar	531	Japanese yen	55,000	103.58	531
U.S. dollar	114,078	Euro	95,000	1.20 - 1.22	114,078
Canadian dollar	10,205	U.S. dollar	8,000	1.28	8,000
					$514,714

The above foreign currency contracts had an aggregate fair value of approximately $14.7 million and are included in other current assets, noncurrent assets and accrued expenses at January 2, 2021.

    Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at January 2, 2021.  These contracts have an aggregate fair value of approximately $0.7 million and are included in current other assets and accrued expenses at January 2, 2021.

As of January 2, 2021, the Company had forward purchase agreements in place for purchases of approximately $84.7 million of natural gas and diesel fuel and approximately $30.7 million of other commitments during the next three years.  As of January 2, 2021, the Company had forward purchase agreements in place for purchases of approximately $77.4 million of finished and raw material products in fiscal 2021 and years beyond.

Interest Rate Sensitivity

At January 2, 2021, the Company's fixed rate debt obligations consist of the 5.25% Notes, the 3.625% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 4.34%. As of January 2, 2021, the Company has long-term debt of approximately $0.4 billion subject to variable interest rates under the Company's Senior Secured Credit Facilities. This portion of the Company's debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company's annual interest expense by approximately $3.6 million.

Foreign Exchange

The Company has significant international operations and is subject to certain opportunities and risks, including currency fluctuations. As a result, the Company is affected by changes in foreign currency exchange rates, particularly with respect to the euro, British pound, Canadian dollar, Australian dollar, Chinese renminbi, Brazilian real and Japanese yen.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 2, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 9 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018, due to the adoption of Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842).

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of goodwill
As discussed in notes 1(8) and 7 to the consolidated financial statements, the goodwill balance as of January 2, 2021 was $1,260 million. The Company performs goodwill impairment testing on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit.

We identified the assessment of the carrying value of goodwill for two of the Company’s reporting units as a critical audit matter because of the high degree of subjectivity in evaluating the estimated fair values of these reporting units. The Company’s operations in these reporting units are heavily dependent on commodity prices and thus had a higher risk associated with management’s estimate of each reporting unit’s fair value. Specifically, the raw material volume and gross margin forecasts used to determine the fair value of the reporting units were challenging to audit as minor changes to those assumptions could have a significant effect on the Company’s assessment of the carrying value of goodwill in these two reporting units.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair value of the reporting units and the related forecasted raw material volume and gross margin assumptions. We performed sensitivity analyses over the forecasted raw material volume and gross margin assumptions to assess their impact on the Company’s determination that the fair value of the reporting units exceeded its carrying value. We evaluated the significant assumptions utilized by the Company, which included the Company’s forecasted raw material volume and gross margin assumptions for each reporting unit. We compared these forecasts to actual historical raw material volumes and gross margins and to available external commodity pricing market data and Board approved capital projects. We also compared the Company’s historical raw material volume and gross margin forecasts to actual results for these reporting units to assess the Company’s ability to accurately forecast.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Dallas, Texas
March 2, 2021

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darling Ingredients Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Darling Ingredients Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired certain privately owned Belgium companies (the Belgium Group Acquisition) and Marengo Fabricated Steel Ltd (Marengo) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2021, the Belgium Group Acquistion and Marengo internal control over financial reporting which represent less than 1% of total assets and total revenues included in the consolidated financial statements of the Company as of and for the year ended January 2, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Belgium Group Acquisition and Marengo.

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

/s/ KPMG LLP

Dallas, Texas
March 2, 2021

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 2, 2021 and December 28, 2019
(in thousands, except share and per share data)

ASSETS	January 2, 2021	December 28, 2019
Current assets:
Cash and cash equivalents	$81,617	$72,935
Restricted cash	103	110
Accounts receivable, less allowance for bad debts of $10,815 at January 2, 2021 and $8,802 at December 28, 2019	405,387	406,338
Inventories	405,922	362,957
Prepaid expenses	47,793	46,599
Income taxes refundable	3,883	3,317
Other current assets	42,289	25,032
Total current assets	986,994	917,288

Property, plant and equipment, net	1,863,814	1,802,411
Intangible assets, net	473,680	526,394
Goodwill	1,260,240	1,223,291
Investment in unconsolidated subsidiaries	804,682	689,354
Operating lease right-of-use assets	146,563	124,726
Other assets	60,682	47,400
Deferred income taxes	16,676	14,394
	$5,613,331	$5,345,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,538	$90,996
Accounts payable, principally trade	255,340	239,252
Income taxes payable	17,497	8,895
Current operating lease liabilities	39,459	37,805
Accrued expenses	335,471	311,391
Total current liabilities	675,305	688,339

Long-term debt, net of current portion	1,480,531	1,558,429
Long-term operating lease liabilities	109,707	91,424
Other noncurrent liabilities	117,371	115,785
Deferred income taxes	276,208	247,931
Total liabilities	2,659,122	2,701,908

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized, 169,880,238 and 168,620,314 shares issued at January 2, 2021 and December 28, 2019, respectively	1,699	1,686
Additional paid-in capital	1,597,429	1,560,897
Treasury stock, at cost; 7,679,849 and 4,845,203 shares at January 2, 2021 and December 28, 2019, respectively	(151,710)	(75,022)
Accumulated other comprehensive loss	(252,433)	(321,847)
Retained earnings	1,696,924	1,400,105
Total Darling's stockholders’ equity	2,891,909	2,565,819
Noncontrolling interests	62,300	77,531
Total stockholders’ equity	2,954,209	2,643,350
	$5,613,331	$5,345,258

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended January 2, 2021
(in thousands, except per share data)

	January 2, 2021	December 28, 2019	December 29, 2018
Net sales	$3,571,923	$3,363,905	$3,387,726
Costs and expenses:
Cost of sales and operating expenses	2,688,815	2,589,085	2,646,374
Loss (gain) on sale of assets	426	(20,582)	709
Selling, general and administrative expenses	378,496	358,523	309,264
Restructuring and asset impairment charges	38,167	—	14,965
Depreciation and amortization	350,178	325,510	321,192
Total costs and expenses	3,456,082	3,252,536	3,292,504
Equity in net income of Diamond Green Diesel	315,095	364,452	159,779
Operating income	430,936	475,821	255,001

Other expense:
Interest expense	(72,686)	(78,674)	(86,429)
Debt extinguishment costs	—	(12,126)	(23,509)
Foreign currency losses	(2,290)	(1,311)	(6,431)
Gain (loss) on disposal of subsidiaries	—	2,967	(12,545)
Other expense, net	(5,534)	(6,671)	(7,562)
Total other expense	(80,510)	(95,815)	(136,476)

Equity in net income/(loss) of other unconsolidated subsidiaries	3,193	428	(550)
Income from operations before income taxes	353,619	380,434	117,975

Income tax expense	53,289	59,467	12,031

Net income	300,330	320,967	105,944

Net income attributable to noncontrolling interests	(3,511)	(8,367)	(4,448)

Net income attributable to Darling	$296,819	$312,600	$101,496

Net income per share:
Basic	$1.83	$1.90	$0.62
Diluted	$1.78	$1.86	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended January 2, 2021
(in thousands)

	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$300,330	$320,967	$105,944
Other comprehensive income/(loss), net of tax:
Foreign currency translation	70,320	(11,934)	(87,474)
Pension adjustments	(4,313)	1,535	(2,730)
Natural gas swap derivative adjustments	—	—	23
Corn option derivative adjustments	(5,731)	278	(1,687)
Soybean meal derivative adjustments	297	—	—
Heating oil derivative adjustments	1,104	(3,141)	—
Foreign exchange derivative adjustments	6,621	(3,723)	1,081
Total other comprehensive income/(loss), net of tax	68,298	(16,985)	(90,787)
Total comprehensive income	368,628	303,982	15,157
Comprehensive income attributable to noncontrolling interests	2,395	8,690	3,894
Comprehensive income attributable to Darling	$366,233	$295,292	$11,263

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended January 2, 2021
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 30, 2017	164,653,437	$1,679	$1,515,614	$(44,063)	$(209,524)	$981,227	$2,244,933	$82,764	$2,327,697
Adjustment to initially apply FASB ASC No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	(4,782)	4,782	—	—	—
Net income	—	—	—	—	—	101,496	101,496	4,448	105,944
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(9,710)	(9,710)
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(14,175)	(14,175)
Pension liability adjustments, net of tax	—	—	—	—	(2,730)	—	(2,730)	—	(2,730)
Natural gas swap derivative adjustment, net of tax	—	—	—	—	23	—	23	—	23
Corn option derivative adjustment, net of tax	—	—	—	—	(1,687)	—	(1,687)	—	(1,687)
Foreign exchange derivative adjustment, net of tax	—	—	—	—	1,081	—	1,081	—	1,081
Foreign currency translation adjustments	—	—	—	—	(86,920)	—	(86,920)	(554)	(87,474)
Stock-based compensation	—	—	18,260	—	—	—	18,260	—	18,260
Treasury stock	(198,516)	—	—	(3,693)	—	—	(3,693)	—	(3,693)
Issuance of common stock	205,677	2	2,283	—	—	—	2,285	—	2,285
Balances at December 29, 2018	164,660,598	$1,681	$1,536,157	$(47,756)	$(304,539)	$1,087,505	$2,273,048	$62,773	$2,335,821
Net income	—	—	—	—	—	312,600	312,600	8,367	320,967
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,964)	(5,964)
Additions to noncontrolling interests	—	—	—	—	—	—	—	12,032	12,032
Pension liability adjustments, net of tax	—	—	—	—	1,535	—	1,535	—	1,535
Heating oil derivative adjustment, net of tax	—	—	—	—	(3,141)	—	(3,141)	—	(3,141)
Corn option derivative adjustment, net of tax	—	—	—	—	278	—	278	—	278
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(3,723)	—	(3,723)	—	(3,723)
Foreign currency translation adjustments	—	—	—	—	(12,257)	—	(12,257)	323	(11,934)
Stock-based compensation	—	—	21,007	—	—	—	21,007	—	21,007
Treasury stock	(1,407,624)	—	—	(27,266)	—	—	(27,266)	—	(27,266)
Issuance of common stock	522,137	5	3,733	—	—	—	3,738	—	3,738
Balances at December 28, 2019	163,775,111	$1,686	$1,560,897	$(75,022)	$(321,847)	$1,400,105	$2,565,819	$77,531	$2,643,350
Net income	—	—	—	—	—	296,819	296,819	3,511	300,330
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,480)	(4,480)
Deductions to noncontrolling interests	—	—	3,258	—	—	—	3,258	(13,146)	(9,888)
Pension liability adjustments, net of tax	—	—	—	—	(4,313)	—	(4,313)	—	(4,313)
Heating oil derivative adjustment, net of tax	—	—	—	—	1,104	—	1,104	—	1,104
Corn option derivative adjustment, net of tax	—	—	—	—	(5,731)	—	(5,731)	—	(5,731)
Soybean meal derivative adjustment, net of tax	—	—	—	—	297	—	297	—	297
Foreign exchange derivative adjustment, net of tax	—	—	—	—	6,621	—	6,621	—	6,621
Foreign currency translation adjustments	—	—	—	—	71,436	—	71,436	(1,116)	70,320
Issuance of non-vested stock	11,000	—	221	—	—	—	221	—	221
Stock-based compensation	—	—	23,001	—	—	—	23,001	—	23,001
Treasury stock	(2,834,646)	—	—	(76,688)	—	—	(76,688)	—	(76,688)
Issuance of common stock	1,248,924	13	10,052	—	—	—	10,065	—	10,065
Balances at January 2, 2021	162,200,389	$1,699	$1,597,429	$(151,710)	$(252,433)	$1,696,924	$2,891,909	$62,300	$2,954,209
    The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended January 2, 2021
(in thousands)

	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$300,330	$320,967	$105,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,178	325,510	321,192
Deferred income taxes	15,814	20,530	(16,974)
Loss/(gain) on sale of assets	426	(20,582)	709
Loss/(gain) on disposal of subsidiaries	—	(2,967)	12,545
Asset impairment	37,802	—	2,907
Gain on insurance proceeds from insurance settlement	(293)	(6,600)	(1,253)
Increase/(decrease) in long-term pension liability	(6,555)	1,831	1,463
Stock-based compensation expense	23,222	21,007	18,779
Debt extinguishment costs	—	12,126	23,509
Write-off deferred loan costs	3,052	270	320
Deferred loan cost amortization	5,357	5,846	7,870
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(318,288)	(364,880)	(159,229)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	207,328	69,213	67,638
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	22,362	(26,086)	(6,347)
Income taxes refundable/payable	4,200	9,542	(9,809)
Inventories and prepaid expenses	(18,666)	(39,111)	2,391
Accounts payable and accrued expenses	11,200	32,436	14,534
Other	(12,818)	3,569	12,426
Net cash provided by operating activities	624,651	362,621	398,615
Cash flows from investing activities:
Capital expenditures	(280,115)	(359,498)	(321,896)
Acquisitions, net of cash acquired	(29,793)	(1,431)	(107,727)
Investment in unconsolidated subsidiaries	—	(2,000)	(12,250)
Proceeds from sale of investment in subsidiaries	—	3,671	82,760
Gross proceeds from sale of property, plant and equipment and other assets	2,797	18,235	19,328
Proceeds from insurance settlement	293	6,600	1,253
Payments related to routes and other intangibles	(3,810)	(3,651)	(3,883)
Net cash used in investing activities	(310,628)	(338,074)	(342,415)
Cash flows from financing activities:
Proceeds from long-term debt	34,569	517,606	624,620
Payments on long-term debt	(232,726)	(581,163)	(686,628)
Borrowings from revolving credit facility	495,691	469,227	543,898
Payments on revolving credit facility	(480,604)	(461,669)	(510,974)
Net cash overdraft financing	(37,692)	38,367	3,460
Deferred loan costs	(4,292)	(7,027)	(9,668)
Issuance of common stock	67	39	182
Repurchase of common stock	(55,044)	(19,260)	—
Minimum withholding taxes paid on stock awards	(11,918)	(4,472)	(2,215)
Acquisition of noncontrolling interest	(8,784)	—	—
Distributions to noncontrolling interests	(6,253)	(6,533)	(10,257)
Net cash used in financing activities	(306,986)	(54,885)	(47,582)
Effect of exchange rate changes on cash flows	1,638	(3,986)	(8,165)
Net increase/(decrease) in cash, cash equivalents and restricted cash	8,675	(34,324)	453
Cash, cash equivalents and restricted cash at beginning of year	73,045	107,369	106,916
Cash, cash equivalents and restricted cash at end of year	$81,720	$73,045	$107,369
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(4,967)	$6,714	$5,951
Cash paid during the year for:
Interest, net of capitalized interest	$66,216	$79,132	$75,006
Income taxes, net of refunds	$36,779	$29,778	$33,162
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$58,052	$40,596	$—
Non-cash financing activities
Debt issued for service contract assets	$8,123	$25	$22
  The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries.  The Company’s business operations is conducted through a global network of over 200 locations across five continents within three business segments, Feed Ingredients, Food Ingredients and Fuel Ingredients. Comparative segment revenues and related financial information are presented in Note 21 to the consolidated financial statements.

(b)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(2)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 53 weeks ended January 2, 2021, the 52 weeks ended December 28, 2019, and the 52 weeks ended December 29, 2018.

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

Restricted cash represents amounts required to be set aside as collateral for environmental claims and are insignificant to the Company.

(4)     Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience adjusted for differences in asset-specific risk characteristic, current economic conditions and forecast of future economic conditions. If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required. The Company has entered into agreements with third party banks to factor certain of the

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the year ended January 2, 2021, December 28, 2019 and December 29, 2018, the Company sold approximately $345.6 million, $204.1 million and $113.5 million, respectively of its trade receivables and incurred approximately $1.1 million, $1.2 million and $0.6 million in fees, which are recorded as interest expense, respectively.

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

(7)     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2020, the Company recorded asset impairment charges related to its long-lived assets of approximately $6.2 million. See Note 18 to the consolidated financial statements.

(8)    Goodwill

Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company uses the quantitative approach to impairment testing by comparing the fair value of the Company's reporting units to their respective carrying

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized if any will not exceed the total amount of goodwill allocated to that reporting unit. The Company performed its annual goodwill and indefinite-lived intangible assets impairment assessments at October 24, 2020 and prior to finalizing the impairment testing a triggering event occurred, which due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. As a result, the Company recorded goodwill impairment charges in fiscal 2020.

In fiscal 2019 and 2018, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values.  Goodwill was approximately $1,260.2 million and $1,223.3 million at January 2, 2021 and December 28, 2019, respectively.  See Note 7 for further information on the Company’s goodwill.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

	Net Income per Common Share (in thousands, except per share data)
		January 2,			December 28,			December 29,
		2021			2019			2018
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$296,819	162,572	$1.83	$312,600	164,633	$1.90	$101,496	164,789	$0.62

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	6,526	—	—	5,983	—	—	5,234	—
Less: Pro-forma treasury shares	—	(1,890)	—	—	(2,238)	—	—	(2,113)	—
Diluted:
Net income attributable to Darling	$296,819	167,208	$1.78	$312,600	168,378	$1.86	$101,496	167,910	$0.60

For fiscal 2020, 2019 and 2018, respectively, 24,356, 638,146 and 693,172 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2020, 2019 and 2018, respectively, 392,909, 611,187 and 502,292 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(13)    Stock Based Compensation

The Company recognizes compensation expense ratably over the vesting period in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees and non-employee directors or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. The Company's policy is to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. The Company does not reclassify excess tax benefits from operating activities to financing activities in the Consolidated Statements of Cash Flows. Additionally, the Company excludes the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company's diluted earnings per share. The Company records tax benefit or expense within income tax expense for the year ended January 2, 2021, December 28, 2019 and December 29, 2018 related to the excess tax expense on stock options, nonvested stock, director restricted stock units and performance units.

Total stock-based compensation recognized in the Consolidated Statements of Operations for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was approximately $23.2 million, $21.0 million and $18.8 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $1.9 million, $1.7 million and $2.4 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

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

As a result of the current global coronavirus disease (“COVID-19”) pandemic, and related government imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the twelve months ended January 2, 2021, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the COVID-19 pandemic.

(15)    Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company's 5.25% Senior Notes due 2027, 3.625% Senior Notes due 2026, term loan and revolver borrowings outstanding at January 2, 2021, as described in Note 10 have a fair value based on market valuation from third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the fair value. See Note 17 for financial instruments' fair values.

(16)    Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, inventory, forecasted sales and foreign currency exchange rates.  The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

At January 2, 2021, the Company had foreign currency option and forward contracts, soybean meal forward contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

(19)    Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains/(losses) in determining net income. The Company incurred net foreign currency translation gains/(losses) of approximately $71.4 million, $(12.3) million and $(86.9) million in fiscal 2020, 2019 and 2018, respectively.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(20)    Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

NOTE 2.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

On January 21, 2011 a wholly-owned subsidiary of Darling entered into a limited liability company agreement with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013. Effective May 1, 2019, the limited liability company agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the DGD Joint Venture's ongoing expansion project to construct a new, parallel facility located next to the existing facility.

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

Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	December 31, 2020	December 31, 2019
Assets:
Total current assets	$383,557	$668,026
Property, plant and equipment, net	1,238,726	713,489
Other assets	36,082	30,710
Total assets	$1,658,365	$1,412,225
Liabilities and members' equity:
Total current portion of long term debt	$517	$341
Total other current liabilities	99,787	75,802
Total long term debt	8,705	8,742
Total other long term liabilities	3,758	4,422
Total members' equity	1,545,598	1,322,918
Total liabilities and member's equity	$1,658,365	$1,412,225

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues:
Operating revenues	$1,267,477	$1,217,504	$677,663
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	592,781	438,672	329,636
Depreciation, amortization and accretion expense	44,882	50,767	29,434
Operating income	629,814	728,065	318,593
Other income	1,636	2,121	1,919
Interest and debt expense, net	(1,260)	(1,282)	(955)
Net income	$630,190	$728,904	$319,557

As of January 2, 2021, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $772.8 million on the consolidated balance sheet and has recorded approximately $315.1 million, $364.5 million and $159.8 million in equity in net income of Diamond Green Diesel for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. Biodiesel blenders registered with the Internal Revenue Service are currently eligible for a tax incentive in the amount of $1.00 per gallon of renewable

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

diesel blended with petroleum diesel to produce a mixture containing at least 0.1% diesel fuel. In December 2019, the blenders tax credit was reinstated by the U.S. Congress retroactively for calendar year 2018 and 2019 and extended for calendar years 2020 through 2022. In February 2018, the blenders tax credits for calendar year 2017 were retroactively reinstated by the U.S. Congress. In fiscal 2020, the DGD Joint Venture recorded approximately $287.9 million in blenders tax credits. In fiscal 2019, the DGD Joint Venture recorded approximately $274.7 million for 2019 blenders tax credits and approximately $155.9 million for 2018 blenders tax credits. In fiscal 2018, the DGD Joint Venture recorded approximately $160.4 million for the 2017 reinstated blenders tax credits. In addition, the Company received $205.2 million, $67.5 million and $65.0 million for each of the years ended January 2, 2021, December 28, 2019 and December 29, 2018, in dividend distributions from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

NOTE 3.    ACQUISITIONS AND DISPOSITIONS

In December 2020, the Company acquired substantially all the assets of Marengo Fabricated Steel Ltd (the “Marengo Acquisition”) a grease collection equipment manufacturer. The Company purchased the Marengo Acquisition for $10.8 million consisting of cash paid of approximately $10.5 million and a hold back amount of approximately $0.3 million. The Company recorded assets and liabilities consisting of property, plant and equipment of approximately $3.6 million, goodwill of approximately $5.7 million and other net assets of approximately $1.5 million. The amounts have been recorded on a preliminary basis pending working capital finalization. The Company does not expect a material change from the amounts recorded.

In October 2020, a wholly-owned international subsidiary acquired all the shares of a Belgium privately owned group of companies (the “Belgium Group Acquisition”). The Company purchased the Belgium Group Acquisition for approximately $24.4 million after purchase price adjustments consisting of cash paid of approximately $19.3 million and a hold back amount of approximately $5.1 million. The Company recorded assets and liabilities consisting of property, plant and equipment of approximately $14.8 million, intangible assets of approximately $6.4 million, goodwill of approximately $8.9 million and net working capital liabilities of approximately $5.7 million. The amounts have been recorded on a preliminary basis pending working capital finalization and other open acquisition related matters. The Company does not expect a material change from the working capital and other open acquisition related matters. The identifiable intangibles have a weighted average life of 12 years.
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

Additionally, the Company made other immaterial acquisitions and dispositions in fiscal 2020, fiscal 2019 and fiscal 2018.

NOTE 4.    INVENTORIES

A summary of inventories follows (in thousands):

	January 2, 2021	December 28, 2019
Finished product	$233,044	$199,799
Work in process	87,223	81,841
Raw material	36,746	41,964
Supplies and other	48,909	39,353
	$405,922	$362,957

The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

NOTE 5.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	January 2, 2021	December 28, 2019
Land	$170,237	$157,721
Buildings and improvements	684,459	619,212
Machinery and equipment	2,219,797	2,002,237
Vehicles	302,641	269,529
Aircraft	9,708	9,708
Construction in process	179,095	182,392
	3,565,937	3,240,799
Accumulated depreciation	(1,702,123)	(1,438,388)
	$1,863,814	$1,802,411

NOTE 6.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 2, 2021	December 28, 2019
Indefinite Lived Intangible Assets
Trade names	$55,349	$52,733
	55,349	52,733
Finite Lived Intangible Assets:
Routes	397,342	382,263
Permits	494,191	483,593
Non-compete agreements	3,300	3,840
Trade names	65,675	65,670
Royalty, product development, consulting, land use rights and leasehold	25,909	20,737
	986,417	956,103
Accumulated Amortization:
Routes	(203,392)	(169,050)
Permits	(315,246)	(272,213)
Non-compete agreements	(2,981)	(3,111)
Trade names	(39,491)	(32,890)
Royalty, product development, consulting, land use rights and leasehold	(6,976)	(5,178)
	(568,086)	(482,442)
Total Intangible assets, less accumulated amortization	$473,680	$526,394

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles changed due to acquired intangibles of approximately $6.5 million, a decrease of approximately $5.8 million as a result of asset retirements and a decrease of approximately $3.0 million due to asset impairment and the remaining change is due to foreign exchange impact. Amortization expense for the three years ended January 2, 2021, December 28, 2019 and December 29, 2018, was approximately $74.0 million, $73.6 million and $75.2 million, respectively. Amortization expense for the next five fiscal years is estimated to be $67.9 million, $65.9 million, $64.8 million, $44.2 million and $36.7 million.

NOTE 7.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 29, 2018
Goodwill	$791,966	$335,701	$117,867	$1,245,534
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	776,052	335,240	117,867	1,229,159
Goodwill acquired during year	396	91	—	487
Goodwill disposed of during year	(636)	—	—	(636)
Foreign currency translation	1,731	(6,138)	(1,312)	(5,719)
Balance at December 28, 2019
Goodwill	793,457	329,654	116,555	1,239,666
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	777,543	329,193	116,555	1,223,291
Goodwill acquired during year	13,925	—	714	14,639
Goodwill impairment during year	—	—	(31,580)	(31,580)
Foreign currency translation	22,939	21,642	9,309	53,890
Balance at January 2, 2021
Goodwill	830,321	351,296	126,578	1,308,195
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	$814,407	$350,835	$94,998	$1,260,240

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units. In fiscal 2019 and fiscal 2018, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value pursuant to a quantitative assessment completed as of October 26, 2019 and October 27, 2018, respectively. The Company performed its annual goodwill and indefinite-lived intangible assets impairment assessments at October 24, 2020 and prior to finalizing the impairment testing a triggering event occurred, which due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. As a result, the Company recorded goodwill impairment charges in fiscal 2020 of approximately $31.6 million. See Note 18 to the consolidated financial statements for further discussion on asset impairment. Based on the Company's annual impairment testing at October 24, 2020, the remaining reporting units fair value exceeded their carrying value.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Compensation and benefits	$121,497	$107,324
Utilities and sewage	18,902	18,085
Accrued ad valorem, and franchise taxes	39,167	30,231
Reserve for self insurance, litigation, environmental and tax matters (Note 20)	11,460	19,373
Medical claims liability	8,855	8,285
Accrued operating expenses	62,601	67,194
Accrued interest payable	9,197	9,879
Customer deposits	14,443	18,318
Other accrued expense	49,349	32,702
	$335,471	$311,391

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

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
Operating lease expense	$45,362	$48,858
Short-term lease costs	25,868	18,163
Total lease cost	$71,230	$67,021

Other information (in thousands, except lease terms and discount rates):

	Year Ended
	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement lease liabilities
Operating cash flows from operating leases	$52,055	$47,691

Operating right-of-use assets, net	$146,563	$124,726

Operating lease liabilities, current	$39,459	$37,805
Operating lease liabilities, non-current	109,707	91,424
Total operating lease liabilities	$149,166	$129,229

Weighted average remaining lease term - operating leases	6.30 years	6.46 years
Weighted average discount rate - operating leases	4.22%	4.55%

Future annual minimum lease payments and finance lease commitments as of January 2, 2021 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Finance Leases
2021	$44,723	$952
2022	33,145	858
2023	28,182	637
2024	21,551	486
2025	12,912	345
Thereafter	27,168	598
	167,681	3,876
Less amounts representing interest	(18,515)	(140)
Lease obligations included in current and long-term liabilities	149,166	3,736

As of January 2, 2021, the Company also has additional operating leases that have not yet commenced, primarily for buildings and machinery and equipment, with fixed payments over their noncancellable terms of approximately $1.2 million. These operating leases will commence in 2021 with noncancellable terms of 5 years.

Rent expense was approximately $51.8 million for the fiscal year ended December 29, 2018.

The Company's finance lease assets are included in property, plant and equipment and the capital lease obligations are included in the Company's current and long-term debt obligations on the consolidated balance sheet.

NOTE 10.    DEBT

Debt consists of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 2, 2021	December 28, 2019
Amended Credit Agreement:
Revolving Credit Facility	$55,000	$39,000

Term Loan B	300,000	495,000
Less unamortized deferred loan costs	(3,798)	(7,696)
Carrying value Term Loan B	296,202	487,304

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(5,747)	(6,494)
Carrying value 5.25% Senior Notes due 2027	494,253	493,506

3.625%Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	632,163	574,096
Less unamortized deferred loan costs - Denominated in euro	(6,586)	(6,982)
Carrying value 3.625% Senior Notes due 2026	625,577	567,114

Other Notes and Obligations	37,037	62,501
	1,508,069	1,649,425
Less Current Maturities	27,538	90,996
	$1,480,531	$1,558,429

As of January 2, 2021, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at January 2, 2021, the Company had capital lease obligations denominated in euros of approximately €3.0 million.

As of January 2, 2021, the Company had other notes and obligations that consist of various overdraft facilities of approximately $4.3 million, a China working capital line of credit of approximately $16.2 million and other debt of approximately $16.5 million.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $1.525 billion comprised of (i) the Company's $525.0 million term loan B facility and (iii) the Company's $1.0 billion five-year revolving loan facility (up to $150.0 million of which will be available for a letter of credit sub-facility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $970.0 million of the revolving loan facility is available to be borrowed by (x) Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, (y) Darling Canada in Canadian dollars and (z) Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”) in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender. The remaining $30.0 million must be borrowed in U.S. dollars only by Darling. The revolving loan facility will mature on September 18, 2025. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the revolving loan facility will equal either LIBOR/euro interbank offered rate/CDOR plus 1.50% per annum or base rate/Canadian prime rate plus 0.50% per annum, subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

As of January 2, 2021, the Company had $30.0 million outstanding under the revolver at base rate plus a margin of 0.50% per annum for a total of 3.75% per annum and $25.0 million outstanding under the revolver at LIBOR plus a margin of 1.50% per annum for a total of 1.65% per annum. The Company had $300.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 2.15% per annum. As of January 2, 2021, the Company had availability of $893.9 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities and letters of credit issued of $3.9 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $12.5 million at January 2, 2021. The Company capitalized approximately $4.3 million of deferred loan costs in the year ended January 2, 2021 in connection with the Sixth Amendment.
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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

As of January 2, 2021, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Maturities of long-term debt at January 2, 2021 follow (in thousands):

Contractual Debt Payment
2021	$27,538
2022	4,697
2023	3,075
2024	300,514
2025	55,378
thereafter	1,132,998
$1,524,200

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Accrued pension liability (Note 15)	$55,757	$55,491
Reserve for self insurance, litigation, environmental and tax matters (Note 20)	59,111	54,568
Other	2,503	5,726
	$117,371	$115,785

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 12.    INCOME TAXES

U.S. and foreign income from operations before income taxes are as follows (in thousands):

	January 2, 2021	December 28, 2019	December 29, 2018
United States	$265,950	$260,867	$82,146
Foreign	87,669	119,567	35,829
Income from operations before income taxes	$353,619	$380,434	$117,975

Income tax expense attributable to income from operations before income taxes consists of the following (in thousands):

	January 2, 2021	December 28, 2019	December 29, 2018
Current:
Federal	$(72)	$(162)	$(330)
State	1,595	341	(3)
Foreign	36,453	37,117	27,935
Total current	37,976	37,296	27,602
Deferred:
Federal	20,827	13,465	4,803
State	840	11,804	(2,216)
Foreign	(6,354)	(3,098)	(18,158)
Total deferred	15,313	22,171	(15,571)
	$53,289	$59,467	$12,031

Income tax expense for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following (in thousands):

	January 2, 2021	December 28, 2019	December 29, 2018
Computed "expected" tax expense	$74,260	$79,891	$24,775
Change in valuation allowance	(522)	38	9,700
Non-deductible compensation expenses	4,723	3,950	2,305
Deferred tax on unremitted foreign earnings	(548)	1,505	(31)
Sub-Part F income	45	1,122	3,361
Foreign rate differential	7,077	7,246	658
Change in uncertain tax positions	(4,650)	1,736	3,419
State income taxes, net of federal benefit	2,702	5,686	(1,813)
Biofuel tax incentives	(31,725)	(46,007)	(18,489)
Change in tax law	3,699	1,352	(10,017)
Other, net	(1,772)	2,948	(1,837)
	$53,289	$59,467	$12,031

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 2, 2021 and December 28, 2019 are presented below (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 2, 2021	December 28, 2019
Deferred tax assets:
Loss contingency reserves	$9,805	$11,193
Employee benefits	13,027	12,236
Pension liability	13,053	13,049
Intangible assets amortization, including taxable goodwill	1,474	1,485
Interest expense carryforwards	402	12,361
Tax loss carryforwards	68,730	80,195
Tax credit carryforwards	6,610	5,653
Operating lease liabilities	38,930	33,549
Inventory	5,935	5,185
Accrued liabilities and other	12,925	13,677
Total gross deferred tax assets	170,891	188,583
Less valuation allowance	(24,228)	(24,759)
Net deferred tax assets	146,663	163,824

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(169,277)	(157,332)
Property, plant and equipment depreciation	(133,712)	(144,911)
Investment in DGD Joint Venture	(52,238)	(54,287)
Operating lease assets	(38,049)	(32,233)
Tax on unremitted foreign earnings	(10,234)	(6,139)
Other	(2,685)	(2,459)
Total gross deferred tax liabilities	(406,195)	(397,361)
Net deferred tax liability	$(259,532)	$(233,537)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$16,676	$14,394
Non-current deferred tax liability	(276,208)	(247,931)
Net deferred tax liability	$(259,532)	$(233,537)

At January 2, 2021, the Company had net operating loss carryforwards for federal income tax purposes of approximately $56.7 million which can be carried forward indefinitely.  The Company had a capital loss carry forward for federal income tax purposes of approximately $21.1 million, which expires in 2023 and can only be used in future years in which the Company recognizes capital gains. The Company had approximately $274.4 million of net operating loss carryforwards for state income tax purposes, $257.9 million of which expire in 2021 through 2040 and $16.5 million of which can be carried forward indefinitely. The Company had foreign net operating loss carryforwards of about $144.0 million, $57.8 million of which expire in 2021 through 2037 and $86.2 million of which can be carried forward indefinitely. Also at January 2, 2021, the Company had U.S. federal and state tax credit carryforwards of approximately $1.3 million, and tax credit carryforwards with respect to its foreign tax jurisdictions of approximately $5.3 million. As of January 2, 2021, the Company had a valuation allowance of $7.1 million due to uncertainties in respect to its ability to utilize its U.S. (federal and state) net operating loss, capital loss and tax credit carryforwards. The Company also had a valuation allowance of $17.1 million due to uncertainties in its ability to utilize foreign net operating loss carryforwards, tax credit carryforwards and other foreign deferred tax assets.

At January 2, 2021, the Company had unrecognized tax benefits of approximately $5.0 million. All of the unrecognized tax benefits would favorably impact the Company's effective tax rate if recognized. The Company believes it is reasonably possible that unrecognized tax benefits could change by $0.2 million in the next twelve months. The possible change in unrecognized tax benefits relates to expiration of certain statutes of limitation. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

component of income tax expense. As of January 2, 2021, interest and penalties related to unrecognized tax benefits were $0.4 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	January 2, 2021	December 28, 2019
Balance at beginning of Year	$7,810	$5,777
Change in tax positions related to current year	9	3,887
Change in tax positions related to prior years	(2,780)	(233)
Change in tax positions due to settlement with tax authorities	—	(1,354)
Expiration of the Statute of Limitations	—	(267)
Balance at end of year	$5,039	$7,810

In fiscal 2020, the Company's major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany and the Netherlands. The Company is subject to regular examination by various tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's major jurisdictions is open for varying periods, but is generally closed through the 2013 tax year.

The Company expects to have access to its offshore earnings with minimal to no additional U.S. tax impact. Therefore, the Company does not consider these earnings to be permanently reinvested offshore. As of January 2, 2021, a deferred tax liability of approximately $10.2 million has been recorded for any incremental taxes, including foreign withholding taxes, that are estimated to be incurred when those earnings are distributed to the U.S. in future years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The US Congress approved an additional relief package in December 2020 that extended and/or enhanced certain provisions of the CARES Act as well as certain sunsetting corporate tax provisions. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. These COVID-19 tax relief measures have limited applicability and no material impact to the Company. The Company will continue to monitor legislative and regulatory developments related to COVID-19 tax relief.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

On August 3, 2020, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. During fiscal 2020 and fiscal 2019, the Company repurchased approximately $55.0 million and $19.3 million including commissions of its common stock in the open market, respectively. As of January 2, 2021, the Company has approximately $200.0 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2022.

On May 9, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”).  The 2017 Omnibus Plan replaced the Company's 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) for future grants. Under the 2017 Omnibus Plan, the Company can grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 20,166,500 common shares available under the 2017 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2017 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2017 Omnibus Plan.  The 2017 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2017 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

provided in the 2017 Omnibus Plan.  For each of fiscal 2020, 2019 and 2018, the Committee adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company's key employees, as a subplan under the terms of the 2017 Omnibus Plan.  Pursuant to the LTIP, for each of fiscal 2020, 2019, and 2018, participants received (i) annual, overlapping grants of performance share units (“PSUs”) tied to a three-year, forward looking performance metric and (ii) annual stock options grants that vest 33.33% on the first, second and third anniversaries of grant. The principal purpose of the LTIP is to encourage the participants to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by participants. See “Stock Option Awards”, “Fiscal 2020 LTIP PSU Awards”, “Fiscal 2019 LTIP PSU Awards” and “Fiscal 2018 LTIP PSU Awards” below for more information regarding the stock options and PSU awards under the 2020 LTIP, 2019 LTIP and 2018 LTIP. At January 2, 2021, the number of common shares available for issuance under the 2017 Omnibus Plan was 10,824,222.

At January 2, 2021, $7.4 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.2 years.

The following is a summary of stock-based compensation awards granted during the years ended January 2, 2021, December 28, 2019 and December 29, 2018.

Stock Option Awards. Stock options to purchase Darling common shares were granted by the Committee to certain of the Company's employees as part of the Company's LTIPs in effect for each of fiscal 2020, 2019 and 2018 under the 2017 Omnibus Plan. For the options granted under the fiscal 2020 LTIP, 2019 LTIP and 2018 LTIP, the exercise price was equal to the closing price of Darling common shares on the date of grant, which was January 6, 2020, January 25, 2019 and January 29, 2018, respectively, and such options vest 33.33% on the first, second and third anniversaries of the grant date. The Company granted 550,941 stock options under the 2020 LTIP, 610,953 stock options under the 2019 LTIP and 637,115 stock options under the 2018 LTIP.

During fiscal 2020, 2019 and 2018 only nonqualified stock options were issued and none of the options were incentive stock options. The Company’s stock options granted under the LTIPs generally terminate 10 years after the date of grant.

A summary of all stock option activity as of January 2, 2021 and changes during the year ended is as follows:

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 30, 2017	3,290,757	$11.86	7.3 years
Granted	637,115	18.82
Exercised	(153,717)	11.49
Forfeited	(19,953)	9.99
Expired	—	—
Options outstanding at December 29, 2018	3,754,202	13.07	6.9 years
Granted	610,953	21.00
Exercised	(380,206)	9.83
Forfeited	(6,464)	18.11
Expired	—	—
Options outstanding at December 28, 2019	3,978,485	14.59	6.5 years
Granted	550,941	28.89
Exercised	(837,911)	12.01
Forfeited	—	—
Expired	—	—
Options outstanding at January 2, 2021	3,691,515	$17.31	6.2 years
Options exercisable at January 2, 2021	2,527,003	$14.07	5.3 years

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The fair value of each stock option grant under the LTIPs was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2020, 2019 and 2018.

Weighted Average	2020	2019	2018
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.65%	2.61%	2.54%
Expected term	5.94 years	6.00 years	5.82 years
Expected volatility	27.4%	29.6%	29.3%
Fair value of options granted	$8.64	$7.16	$6.37

The expected life of options granted in fiscal 2020 were computed using the Company's historical data based on exercised and cancelled options. The expected lives for options granted during fiscal 2019 and 2018 were computed using the simplified method since the option plans historical exercise data did not provided a reasonable basis for estimating the expected term for the option grants.

For the year ended January 2, 2021, the amount of cash received from the exercise of options was approximately $0.1 million and the related tax benefit was $2.4 million. For the year ended December 28, 2019, the amount of cash received from the exercise of options was less than approximately $0.1 million and the related tax benefit was approximately $0.4 million. For the year ended December 29, 2018, the amount of cash received from the exercise of options was less than $0.2 million and the related tax benefit was approximately $0.2 million. The total intrinsic value of options exercised for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was approximately $19.5 million, $4.7 million and $1.1 million, respectively.  The fair value of shares vested for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was approximately $17.4 million, $15.5 million and $12.5 million, respectively.  At January 2, 2021, the aggregate intrinsic value of options outstanding was approximately $149.0 million and the aggregate intrinsic value of options exercisable was approximately $110.2 million.

Non-Vested Stock, Restricted Stock Unit and Performance Share Unit Awards. The Company has in the past granted non-vested stock and restricted stock unit (RSU) awards to certain of the Company's employees as part of the LTIP under the 2012 Omnibus Plan. Starting in 2016, the Committee made changes to the LTIP and instead of the non-vested stock and RSU awards, the Company began to grant performance share unit awards as part of the LTIP. In addition, the Company has granted performance share unit awards, individual non-vested stock and RSU awards to key employees from time to time at the discretion of the Committee. Non-vested stock is generally granted to U.S. based employees, while RSUs are generally granted to foreign based employees, with each RSU equivalent to one share of common stock and payable upon vesting in an equivalent number of shares of Darling common stock. For grants made under the 2017 Omnibus Plan, both non-vested stock and RSUs generally vest on the first three anniversary dates of the grant. Generally, upon termination of employment (voluntary or with cause), non-vested stock, RSUs and discretionary performance share awards that have not vested are forfeited. Upon, death, disability or qualifying retirement, a pro-rata portion of the unvested non-vested and RSU awards will vest and be payable. In fiscal 2020, the Committee granted 11,000 non-vested shares of stock to various individuals that vest on the first anniversary of the grant.

A summary of the Company’s non-vested stock, restricted stock unit and performance share unit awards as of January 2, 2021, and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Non-Vested, RSU and PSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 30, 2017	360,344	$13.18
Shares granted	—	—
Shares vested	(228,991)	13.11
Shares forfeited	(2,779)	12.11
Stock awards outstanding December 29, 2018	128,574	13.32
Shares granted	—	—
Shares vested	(126,511)	12.13
Shares forfeited	(1,313)	14.92
Stock awards outstanding December 28, 2019	750	15.50
Shares granted	11,000	35.66
Shares vested	(375)	15.50
Shares forfeited	—	—
Stock awards outstanding January 2, 2021	11,375	$35.00

Fiscal 2020 LTIP PSU Awards. On January 6, 2020, the Committee granted 224,481 PSUs under the Company's 2020 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on capital employed (ROCE), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies over the same performance period, with the earned award to be determined in the first quarter of fiscal 2023, after the final results for the relevant performance period are determined.

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

Under the 2020 LTIP, 2019 LTIP and 2018 LTIP, PSUs were granted at target level; however, actual awards may vary between 0% and 225% of the target number of PSUs, depending on the performance level achieved. In addition, the number of PSUs earned may be reduced (up to 30%) or increased (capped at the maximum payout) based on the Company's total shareholder return (TSR) over the performance period.

The fair value of each 2020 LTIP, 2019 LTIP and 2018 LTIP PSU award under the Company's 2020 LTIP, 2019 LTIP and 2018 LTIP was estimated on the date of grant using a Monte Carlo model with the following weighted average assumptions for fiscal 2020, fiscal 2019 and fiscal 2018.

Weighted Average	2020	2019	2018
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.55%	2.58%	2.25%
Expected term	2.99 years	2.93 years	2.93 years
Expected volatility	25.8%	30.7%	34.4%

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

A summary of the Company’s 2020, 2019 and 2018 LTIP PSU awards as of January 2, 2021, and changes during the year ended is as follows:

	LTIP PSU Shares	Weighted Average Grant Date Fair Value
LTIP PSU awards outstanding December 30, 2017	1,141,016	$8.91
Granted	295,514	20.60
Additional PSU awards vested from performance	88,151	6.95
Stock issued for PSUs	(26,212)	6.95
Forfeited	(16,493)	9.39
LTIP PSU awards outstanding December 29, 2018	1,481,976	$11.15
Granted	305,195	21.50
Additional PSU awards vested from performance	235,126	7.23
Stock issued for PSUs	(125,067)	7.84
Forfeited	(3,757)	19.09
LTIP PSU awards outstanding December 28, 2019	1,893,473	$12.54
Granted	224,481	31.80
Additional PSU awards vested from performance	434,666	11.14
Stock issued for PSUs	(349,210)	8.91
Forfeited	(332)	26.88
LTIP PSU awards outstanding January 2, 2021	2,203,078	$14.80

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

A summary of the Company’s non-employee director restricted stock awards as of January 2, 2021, and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Restricted stock and Restricted Stock Unit Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 30, 2017	154,809	$14.91
Restricted shares granted	61,806	16.92
Restricted shares where the restriction lapsed	(1,438)	13.90
Restricted shares forfeited	—	—
Stock awards outstanding December 29, 2018	215,177	15.49
Restricted shares granted	52,990	20.76
Restricted shares where the restriction lapsed	(6,803)	2.94
Restricted shares forfeited	—	—
Stock awards outstanding December 28, 2019	261,364	16.89
Restricted shares granted	48,267	20.51
Restricted shares where the restriction lapsed	(73,354)	16.33
Restricted shares forfeited	—	—
Stock awards outstanding January 2, 2021	236,277	$17.79

NOTE 14.    COMPREHENSIVE INCOME/(LOSS)

The Company follows FASB authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas swap adjustments, corn option adjustments, soybean meal forward adjustments, foreign exchange forward and option adjustments, heating oil swap adjustments and foreign currency translation adjustments. In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU amends Topic 220, Income Statement - Reporting Comprehensive Income, which allowed for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for fiscal years beginning after December 15, 2018; however, the Company elected to early adopt ASU No. 2018-02 during the quarter ended March 31, 2018. The adoption resulted in a $4.8 million reclassification from accumulated other comprehensive loss to retained earnings resulting from the Tax Cuts and Jobs Act.

In fiscal 2020 and fiscal 2019, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 are as follows (in thousands):

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended December 29, 2018
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(7,901)	$2,015	$(5,886)
Amortization of actuarial loss	3,543	(910)	2,633
Actuarial prior service cost recognized	(11)	3	(8)
Amortization of prior service costs	35	(9)	26
Amortization of curtailment	498	—	498
Amortization of settlement	(3)	1	(2)
Other	9	—	9
Total defined benefit pension plans	(3,830)	1,100	(2,730)
Natural gas swap derivatives
Gain/(loss) reclassified to net income	14	(3)	11
Gain/(loss) recognized in other comprehensive income (loss)	16	(4)	12
Total natural gas derivatives	30	(7)	23
Soybean meal option derivatives
Gain/(loss) reclassified to net income	(8)	2	(6)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Gain/(loss) recognized in other comprehensive income (loss)	8	(2)	6
Total soybean meal derivatives	0	0	0
Corn option derivatives
Gain/(loss) reclassified to net income	(1,912)	493	(1,419)
Gain/(loss) recognized in other comprehensive income (loss)	(361)	93	(268)
Total corn options	(2,273)	586	(1,687)
Foreign exchange derivatives
Gain/(loss) recognized in other comprehensive income	1,637	(556)	1,081
Total foreign exchange derivatives	1,637	(556)	1,081
Foreign currency translation	(89,198)	1,724	(87,474)
Other comprehensive income/(loss)	$(93,634)	$2,847	$(90,787)
Year Ended December 28, 2019
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(2,202)	$211	$(1,991)
Amortization of actuarial loss	4,571	(1,143)	3,428
Actuarial prior service cost recognized	9	(2)	7
Amortization of prior service costs	34	(9)	25
Amortization of settlement	66	(16)	50
Other	16	—	16
Total defined benefit pension plans	2,494	(959)	1,535
Heating oil swap derivatives
Gain/(loss) recognized in other comprehensive income (loss)	(4,188)	1,047	(3,141)
Total heating oil derivatives	(4,188)	1,047	(3,141)
Corn option derivatives
Gain/(loss) reclassified to net income	422	(106)	316
Gain/(loss) recognized in other comprehensive income (loss)	(51)	13	(38)
Total corn options	371	(93)	278
Foreign exchange derivatives
Gain/(loss) reclassified to net income	1,345	(442)	903
Gain/(loss) recognized in other comprehensive income (loss)	(6,887)	2,261	(4,626)
Total foreign exchange derivatives	(5,542)	1,819	(3,723)
Foreign currency translation	(12,771)	837	(11,934)
Other comprehensive income/(loss)	$(19,636)	$2,651	$(16,985)
Year Ended January 2, 2021
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(9,470)	$2,547	$(6,923)
Amortization of actuarial loss	3,405	(862)	2,543
Amortization of prior service costs	33	(8)	25
Amortization of curtailment	69	(15)	54
Amortization of settlement	(30)	7	(23)
Other	11	—	11
Total defined benefit pension plans	(5,982)	1,669	(4,313)
Heating oil swap derivatives
Gain/(loss) recognized in other comprehensive income (loss)	1,457	(353)	1,104
Total heating oil derivatives	1,457	(353)	1,104
Soybean meal option derivatives
Gain/(loss) reclassified to net income	49	(12)	37
Gain/(loss) recognized in other comprehensive income (loss)	349	(89)	260
Total soybean meal derivatives	398	(101)	297
Corn option derivatives
Gain/(loss) reclassified to net income	123	(31)	92
Gain/(loss) recognized in other comprehensive income (loss)	(7,803)	1,980	(5,823)
Total corn options	(7,680)	1,949	(5,731)
Foreign exchange derivatives
Gain/(loss) reclassified to net income	(13,809)	5,114	(8,695)
Gain/(loss) recognized in other comprehensive income (loss)	24,325	(9,009)	15,316
Total foreign exchange derivatives	10,516	(3,895)	6,621
Foreign currency translation	73,845	(3,525)	70,320
Other comprehensive income/(loss)	$72,554	$(4,256)	$68,298

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$(49)	$—	$8	Net sales
Foreign Exchange derivatives	13,809	(1,345)	—	Net sales
Natural gas swap derivatives	—	—	(14)	Cost of sales and operating expenses
Corn option derivatives	(123)	(422)	1,912	Cost of sales and operating expenses
	13,637	(1,767)	1,906	Total before tax
	(5,071)	548	(492)	Income taxes
	8,566	(1,219)	1,414	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(33)	$(34)	$(35)	(a)
Amortization of actuarial loss	(3,405)	(4,571)	(3,543)	(a)
Amortization of curtailment	(69)	—	(498)	(a)
Amortization of settlement	30	(66)	3	(a)
	(3,477)	(4,671)	(4,073)	Total before tax
	878	1,168	918	Income taxes
	(2,599)	(3,503)	(3,155)	Net of tax
Total reclassifications	$5,967	$(4,722)	$(1,741)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive loss as of January 2, 2021 as follows (in thousands):

	Fiscal Year Ended January 2, 2021
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss December 28, 2019, attributable to Darling, net of tax	$(282,338)	$(5,505)	$(34,004)	$(321,847)
Other comprehensive loss before reclassifications	70,320	10,857	(6,912)	74,265
Amounts reclassified from accumulated other comprehensive income	—	(8,566)	2,599	(5,967)
Net current-period other comprehensive income/(loss)	70,320	2,291	(4,313)	68,298
Noncontrolling interest	(1,116)	—	—	(1,116)
Accumulated Other Comprehensive loss January 2, 2021, attributable to Darling, net of tax	$(210,902)	$(3,214)	$(38,317)	$(252,433)

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

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company's matching portion and annual employer contributions to the Company's domestic defined contribution plans for fiscal 2020, 2019 and 2018 were approximately $11.3 million, $10.6 million and $10.1 million, respectively. The

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company's matching portion and annual employer contributions to the Company's foreign defined contribution plans for fiscal 2020, 2019 and 2018 were approximately $8.5 million, $8.4 million and $7.8 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company uses the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. The following table sets forth the plans’ funded status for the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's Consolidated Balance Sheets based on the measurement date (December 31, 2020 and December 31, 2019) (in thousands):

	January 2, 2021	December 28, 2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$212,265	$190,666
Service cost	3,060	2,696
Interest cost	5,721	6,828
Employee contributions	360	368
Plan combinations	5,362	—
Actuarial loss	16,427	20,927
Benefits paid	(8,274)	(8,120)
Effect of curtailment	(747)	(43)
Effect of settlement	(2,208)	(903)
Other	4,011	(154)
Projected benefit obligation at end of period	235,977	212,265

Change in plan assets:
Fair value of plan assets at beginning of period	155,702	133,861
Actual return on plan assets	16,029	26,014
Employer contributions	11,460	4,343
Employee contributions	360	368
Plan combinations	4,537	—
Benefits paid	(8,274)	(8,120)
Effect of settlement	(2,208)	(903)
Other	1,372	139
Fair value of plan assets at end of period	178,978	155,702

Funded status	(56,999)	(56,563)
Net amount recognized	$(56,999)	$(56,563)

Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(1,242)	$(1,072)
Noncurrent liability	(55,757)	(55,491)
Net amount recognized	$(56,999)	$(56,563)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$51,145	$45,062
Prior service cost	194	295
Net amount recognized (a)	$51,339	$45,357

(a)    Amounts do not include deferred taxes of $13.0 million and $11.4 million at January 2, 2021 and December 28, 2019, respectively.

The amounts included in “Other” in the above table reflect the impact of foreign exchange translation for plans in Brazil, Belgium, Canada, France, Germany, Japan, Netherlands and United Kingdom. The Company's domestic pension plan benefits comprise approximately 71% and 73% of the projected benefit obligation for fiscal 2020 and

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

fiscal 2019, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2020 and fiscal 2019 of approximately $7.5 million and $0.9 million, respectively. The Company made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2020 and fiscal 2019 of approximately $4.0 million and $ 3.4 million, respectively.

A significant component of the overall increase in the Company's benefit obligation for the fiscal year ended January 2, 2021 was from the change in the weighted-average discount rates at the measurement dates, which decreased from 2.77% at December 31, 2019 to 2.10% at December 31, 2020.

	January 2, 2021	December 28, 2019
Projected benefit obligation	$235,977	$212,265
Accumulated benefit obligation	221,238	201,708
Fair value of plan assets	178,978	155,702

The Company's service cost component of net periodic pension cost is included in compensation costs while all components of net periodic pension cost other than the service cost component are included in the line item “Other expense, net” in the Company's Consolidated Statements of Operations.

Net pension cost includes the following components (in thousands):

	January 2, 2021	December 28, 2019	December 29, 2018
Service cost	$3,060	$2,696	$3,064
Interest cost	5,721	6,828	6,443
Expected return on plan assets	(8,161)	(7,270)	(8,226)
Net amortization and deferral	3,438	4,605	3,578
Curtailment	(678)	(33)	(263)
Settlement	(22)	66	47
Net pension cost	$3,358	$6,892	$4,643
Weighted average assumptions used to determine benefit obligations were:

	January 2, 2021	December 28, 2019	December 29, 2018
Discount rate	2.10%	2.77%	3.68%
Rate of compensation increase	0.45%	0.40%	0.42%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	January 2, 2021	December 28, 2019	December 29, 2018
Discount rate	2.13%	3.33%	2.30%
Rate of increase in future compensation levels	0.41%	0.42%	0.36%
Expected long-term rate of return on assets	5.92%	6.13%	6.13%

Consideration was made to the long-term time horizon for the (U.S. and Canada's) plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 60% equity and 40% fixed income with equity exposure on a declining trend since the implementation of the glide path for the U.S. plans, the Company believes it is reasonable to expect a long-term rate of return of 6.4% for the (U.S. and Canada's) plans' investments as a whole. The remaining foreign plans' assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 1.8%.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as December 28, 2019
Fixed Income:
Long Term	$16,154	$16,154	$—	$—
Short Term	3,448	3,448	—	—
Equity Securities:
Domestic equities	52,420	52,420	—	—
International equities	32,167	32,167	—	—
Insurance contracts	10,266	—	5,792	4,474
Total categorized in fair value hierarchy	114,455	104,189	5,792	4,474
Other investments measured at NAV	41,247
Totals	$155,702	$104,189	$5,792	$4,474

Balances as January 2, 2021
Fixed Income:
Long Term	$20,082	$20,082	$—	$—
Short Term	3,585	3,585	—	—
Equity Securities:
Domestic equities	55,454	55,454	—	—
International equities	35,022	35,022	—	—
Insurance contracts	14,337	—	11,088	3,249
Total categorized in fair value hierarchy	128,480	114,143	11,088	3,249
Other investments measured at NAV	50,498
Totals	$178,978	$114,143	$11,088	$3,249

The majority of the U.S. and Canada plan pension assets are invested in mutual funds; however, some assets are invested in pooled separate accounts (“PSA”) which have similar mutual fund counterparts. PSA accounts are generally used to access lower fund management expenses when compared to their mutual fund counterparts. The mutual funds are generally invested in institutional shares, retirement shares, or A-shares with no loads. The fair value of each mutual fund and PSA is based on the market value of the underlying investments. The U.S. pension plans PSA for fiscal 2020 and fiscal 2019 utilized net asset value (“NAV”) per share (or its equivalent) to measure its investments, as a practical expedient in accordance with ASC Topic 820, Fair Value Measurements and have not been classified in the fair value hierarchy in the above table. The majority of the foreign pension assets are held under insurance contracts where the investment risk for the accumulated benefit obligation rests with the insurer, which the Company has no specific detailed asset information.

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of December 29, 2018	$3,337
Unrealized gains relating to instruments still held in the reporting period.	1,168
Purchases, sales, and settlements	—
Exchange rate changes	(31)
Balance as of December 28, 2019	4,474
Unrealized gains relating to instruments still held in the reporting period.	400
Purchases, sales, and settlements	(1,956)
Exchange rate changes	331
Balance as of January 2, 2021	$3,249

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

Based on current actuarial estimates, the Company expects to make payments of approximately $3.8 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2021.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2021	$11,947
2022	10,528
2023	10,953
2024	12,035
2025	12,938
Years 2026 – 2030	66,317

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

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2020	2019	Implemented	2020	2019	2018	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,429	$1,514	$1,505	April 2025 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	886	916	978	May 2023 (c)
All other multiemployer plans					914	1,196	1,064
		Total Company Contributions			$3,229	$3,626	$3,547

(a)     In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities. In April 2016 the IRS approved a modification of the amortization extension.

(b)     The Company has several plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through April 1, 2025.

(c)     The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. The agreements have expiration dates through May 1, 2023.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, two plan have certified as endangered or yellow zone, as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.2 million, $3.6 million and $3.5 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

The Company has received notices in prior years of withdrawal liability from five U.S. multiemployer plans in which it participated. During fiscal 2020, the Company settled one of the withdrawal liabilities for approximately $2.5 million. As of January 2, 2021, the Company has an aggregate accrued liability of approximately $2.7 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

NOTE 16.    DERIVATIVES

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Corn options and future contracts are entered into with the intent of managing forecasted sales of BBP by reducing the impact of changing prices.  Foreign currency forward and option contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency.  At January 2, 2021, the Company had foreign currency option and forward contracts, soybean meal forward contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2020, fiscal 2019 and fiscal 2018, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At January 2, 2021 and December 28, 2019, the aggregate fair value of these foreign exchange contracts was approximately $11.6 million and $1.3 million, respectively. The January 2, 2021 amounts are included in other current assets, other noncurrent assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2020 and fiscal 2019, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the fourth quarter of fiscal 2021. At January 2, 2021 and December 28, 2019, the aggregate fair value of the

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

corn contracts was $6.8 million and $0.4 million, respectively. The amounts are included in accrued expenses on the balance sheet.

In fiscal 2020, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the second quarter of fiscal 2021. As of January 2, 2021, the aggregate fair value of the soybean meal contracts was $0.4 million and was recorded in other current assets on the balance sheet. As of December 28, 2019 there were no outstanding amounts.

As of January 2, 2021, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	64,919	Euro	9,645
Brazilian real	1,189,357	U.S. Dollar	257,300
Euro	33,671	U.S. Dollar	40,514
Euro	22,229	Polish zloty	100,000
Euro	4,838	Japanese yen	605,514
Euro	15,360	Chinese renminbi	122,801
Euro	13,349	Australian dollar	21,850
Euro	2,488	British pound	2,269
Euro	32	Canadian dollar	50
Polish zloty	24,824	Euro	5,506
Polish zloty	2,253	U.S. dollar	608
British pound	232	Euro	253
British pound	150	U.S. dollar	200
Japanese yen	258,547	U.S. dollar	2,505
U.S. dollar	531	Japanese yen	55,000
U.S. dollar	114,078	Euro	95,000
Canadian dollar	10,205	U.S. dollar	8,000

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at January 2, 2021 into earnings over the next 12 months will be approximately $3.0 million.  As of January 2, 2021, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the year ended January 2, 2021, December 28, 2019 and December 29, 2018 (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	January 2, 2021	December 28, 2019	December 29, 2018
Foreign exchange	Foreign currency loss/(gain)	$(3,840)	$1,565	$(2,160)
Foreign exchange	Net sales	(778)	903	2,806
Foreign exchange	Cost of sales and operating expenses	(664)	(452)	(1,005)
Foreign exchange	Selling, general and administrative expense	4,976	1,649	3,040
Corn options and futures	Net sales	(1,091)	670	683
Corn options and futures	Cost of sales and operating expenses	(50)	(1,636)	(543)
Natural gas and heating oil swaps and options	Cost of sales and operating expenses	—	(506)	1,031
Heating oil swaps and options	Net sales	(38)	—	—
Total		$(1,485)	$2,193	$3,852

At January 2, 2021, the Company had forward purchase agreements in place for purchases of approximately $84.7 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of January 2, 2021 and December 28, 2019 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at January 2, 2021 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$17,358	$—	$17,358	$—
Total Assets	17,358	—	17,358	—

Liabilities
Derivative liabilities	9,778	—	9,778	—
5.25% Senior Notes	531,300	—	531,300	—
3.625% Senior Notes	646,323	—	646,323	—
Term Loan B	298,500	—	298,500	—
Revolver	54,175	—	54,175	—
Total Liabilities	$1,540,076	$—	$1,540,076	$—

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

		Fair Value Measurements at December 28, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$4,140	$—	$4,140	$—
Total Assets	4,140	—	4,140	—

Liabilities
Derivative liabilities	1,593	—	1,593	—
5.25% Senior Notes	531,850	—	531,850	—
3.625% Senior Notes	605,327	—	605,327	—
Term Loan B	497,475	—	497,475	—
Revolver	38,805	—	38,805	—
Total Liabilities	$1,675,050	$—	$1,675,050	$—

Derivative assets and liabilities consist of the Company's corn option and future contracts, foreign currency forward and option contracts and soybean meal forward contracts which represent the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instrument’s term, notional amount and credit risk.  See Note 16 Derivatives for discussion on the Company's derivatives.

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

NOTE 18.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In December 2020, due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. As of January 2, 2021, the Company has incurred restructuring and asset impairment charges of approximately $38.2 million, which includes asset impairment charges of approximately $37.8 million and other factory and operational restructuring charges of approximately $0.4 million. Employee termination costs were not incurred for the period ended January 2, 2021 due to all U.S. employees being transferred to other U.S. plants and the employees in Canada were not given their notifications until after January 2, 2021. The employee termination costs to be recorded in the first quarter of 2021 by Canada will not be significant.

In the second quarter of fiscal 2018, management decided to permanently shut down the Company's Hurlingham, Argentina collagen plant. As of December 29, 2018, the Company incurred restructuring and asset impairment charges of approximately $15.0 million, which included employee termination charges of approximately $8.4 million, asset impairment charges of approximately $2.9 million and other factory and operational restructuring charges of approximately $3.7 million.

NOTE 19.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company's diversified customer base and the fact that the Company sells commodities.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2020, 2019 and 2018.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 20.    CONTINGENCIES

The Company is a party to various lawsuits, claims and loss contingencies arising in the ordinary course of its business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and environmental matters, including air, wastewater and storm water discharges from the Company's processing facilities, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year under these insurance policies and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At January 2, 2021 and December 28, 2019, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $66.2 million and $70.5 million, respectively.  The Company has insurance recovery receivables of approximately $27.0 million and $26.2 million, as of January 2, 2021 and December 28, 2019, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company's U.S. ingredients business, including the Company's fats and proteins, used cooking oil, trap grease, the Rothsay ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, and blood products) and (ii) the Company's bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides.

Food Ingredients
Food Ingredients consists principally of (i) the collagen business conducted by Darling Ingredients International under the Rousselot name, (ii) the natural casings and meat-by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.

Fuel Ingredients
The Company's Fuel Ingredients segment consists of (i) the Company's investment in the DGD Joint Venture and (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Business Segments (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2021
Net Sales	$2,072,104	$1,185,701	$314,118	$—	$3,571,923
Cost of sales and operating expenses	1,544,524	920,682	223,609	—	2,688,815
Gross Margin	527,580	265,019	90,509	—	883,108

Loss (gain) on sale of assets	19	482	(75)	—	426
Selling, general and administrative expense	209,748	97,406	16,014	55,328	378,496
Restructuring and asset impairment charges	—	—	38,167	—	38,167
Depreciation and amortization	221,187	83,752	34,218	11,021	350,178
Equity in net income of Diamond Green Diesel	—	—	315,095	—	315,095
Segment operating income/(loss)	96,626	83,379	317,280	(66,349)	430,936

Equity in net income of other unconsolidated subsidiaries	3,193	—	—	—	3,193
Segment income/(loss)	99,819	83,379	317,280	(66,349)	434,129

Total other expense					(80,510)
Income before income taxes					$353,619

Segment assets at January 2, 2021	$2,708,922	$1,335,769	$1,160,132	$408,508	$5,613,331

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2019
Net Sales	$1,970,561	$1,119,085	$274,259	$—	$3,363,905
Cost of sales and operating expenses	1,519,596	864,618	204,871	—	2,589,085
Gross Margin	450,965	254,467	69,388	—	774,820

Loss/(gain) on sale of assets	(7,720)	(13,175)	313	—	(20,582)
Selling, general and administrative expense	200,487	97,363	2,762	57,911	358,523
Depreciation and amortization	203,456	79,671	31,946	10,437	325,510
Equity in net income of Diamond Green Diesel	—	—	364,452	—	364,452
Segment operating income/(loss)	54,742	90,608	398,819	(68,348)	475,821

Equity in net income of unconsolidated subsidiaries	428	—	—	—	428
Segment income/(loss)	55,170	90,608	398,819	(68,348)	476,249

Total other expense					(95,815)
Income before income taxes					$380,434

Segment assets at December 28, 2019	$2,653,363	$1,345,526	$1,087,701	$258,668	$5,345,258

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 29, 2018
Net Sales	$1,952,555	$1,139,126	$296,045	$—	$3,387,726
Cost of sales and operating expenses	1,497,973	918,141	230,260	—	2,646,374
Gross Margin	454,582	220,985	65,785	—	741,352

Loss/(gain) on sale of assets	725	(282)	266	—	709
Selling, general and administrative expense	176,722	91,546	(4,770)	45,766	309,264
Restructuring and asset impairment charges	—	14,965	—	—	14,965
Depreciation and amortization	194,292	80,988	34,981	10,931	321,192
Equity in net income of Diamond Green Diesel	—	—	159,779	—	159,779
Segment operating income/(loss)	82,843	33,768	195,087	(56,697)	255,001

Equity in net loss of unconsolidated subsidiaries	(550)	—	—	—	(550)
Segment income/(loss)	82,293	33,768	195,087	(56,697)	254,451

Total other expense					(136,476)
Income before income taxes					$117,975

 Business Segment Property, Plant and Equipment (in thousands):

	January 2, 2021	December 28, 2019	December 29, 2018
Capital expenditures:
Feed Ingredients	$176,530	$229,415	$237,215
Food Ingredients	68,250	85,501	51,659
Fuel Ingredients	30,638	23,964	27,121
Corporate Activities	4,697	20,618	5,901
Total (a)	$280,115	$359,498	$321,896

(a)    Excludes capital assets acquired by acquisition in fiscal 2020 and fiscal 2018 of approximately $18.4 million and $31.6 million, respectively.

Long-lived assets related to the Company's operations in North America, Europe, China, South American and other were as follows (in thousands):

	FY 2020	FY 2019
	Long-Lived Assets	Long-Lived Assets
North America	$3,056,047	$2,991,537
Europe	1,357,070	1,228,807
China	127,549	124,874
South America	74,720	73,477
Other	10,951	9,275
Total	$4,626,337	$4,427,970

NOTE 22.    REVENUE

The Company extends payment terms to its customers based on commercially acceptable practices. The term between invoicing and payment due date is not significant. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring finished products or performing services, which is generally based on executed agreement or purchase order.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Most of the Company's products are shipped based on the customer specifications. Customer returns are infrequent and not material to the Company. Adjustments to net sales for sales deductions are generally recognized in the same period as the sale or when known. Customers in certain industries or countries may be required to prepay prior to shipment in order to maintain payment protection. These represent short-term prepayment from customers and are not material to the Company. The Company elected to treat shipping and handling as fulfillment costs, which will result in billed freight recorded in cost of sales and netted against freight costs. Sales, value-add, and other taxes collected concurrently with revenue-producing activities are excluded from revenue and booked on a net basis.

The following tables presents the Company revenues disaggregated by geographic area and major product types by reportable segment for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 (in thousands):

	Year Ended January 2 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,694,705	$244,929	$20,869	$1,960,503
Europe	352,748	650,671	293,249	1,296,668
China	13,676	188,417	—	202,093
South America	—	38,238	—	38,238
Other	10,975	63,446	—	74,421
Net sales	$2,072,104	$1,185,701	$314,118	$3,571,923

Major product types
Fats	$661,774	$142,963	$—	$804,737
Used cooking oil	176,691	—	—	176,691
Proteins	830,195	—	—	830,195
Bakery	183,759	—	—	183,759
Other rendering	178,601	—	—	178,601
Food ingredients	—	947,928	—	947,928
Bioenergy	—	—	293,249	293,249
Biofuels	—	—	20,869	20,869
Other	41,084	94,810	—	135,894
Net sales	$2,072,104	$1,185,701	$314,118	$3,571,923

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 28, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,635,382	$214,623	$39,568	$1,889,573
Europe	309,097	609,999	234,691	1,153,787
China	16,342	178,283	—	194,625
South America	—	51,168	—	51,168
Other	9,740	65,012	—	74,752
Net sales	$1,970,561	$1,119,085	$274,259	$3,363,905

Major product types
Fats	$584,336	$133,898	$—	$718,234
Used cooking oil	185,705	—	—	185,705
Proteins	791,284	—	—	791,284
Bakery	191,551	—	—	191,551
Other rendering	167,870	—	—	167,870
Food ingredients	—	894,761	—	894,761
Bioenergy	—	—	234,691	234,691
Biofuels	—	—	39,568	39,568
Other	49,815	90,426	—	140,241
Net sales	$1,970,561	$1,119,085	$274,259	$3,363,905

	Year Ended December 29, 2018
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$1,586,930	$181,213	$48,858	$1,817,001
Europe	329,341	648,933	247,187	1,225,461
China	28,288	182,369	—	210,657
South America	—	53,206	—	53,206
Other	7,996	73,405	—	81,401
Net sales	$1,952,555	$1,139,126	$296,045	$3,387,726

Major product types
Fats	$564,790	$163,815	$—	$728,605
Used cooking oil	166,634	—	—	166,634
Proteins	842,878	—	—	842,878
Bakery	180,227	—	—	180,227
Other rendering	129,273	—	—	129,273
Food ingredients	—	886,042	—	886,042
Bioenergy	—	—	247,187	247,187
Biofuels	—	—	48,858	48,858
Other	68,753	89,269	—	158,022
Net sales	$1,952,555	$1,139,126	$296,045	$3,387,726

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized in 2020 and 2019 under these long-term supply contracts was approximately $54.0 million and $41.0 million, respectively, with the remaining performance obligations to be recognized in future periods (generally 2 years) of approximately $168.6 million.

NOTE 23.    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

	Year Ended January 2, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$852,842	$848,673	$850,569	$1,019,839
Operating income	122,829	106,288	127,455	74,364
Income from operations before income taxes	104,391	86,441	106,417	56,370
Net income	86,091	66,495	101,605	46,139
Net income attributable to noncontrolling interests	(581)	(1,056)	(480)	(1,394)
Net income attributable to Darling	85,510	65,439	101,125	44,745
Basic earnings per share	0.52	0.40	0.62	0.28
Diluted earnings per share	0.51	0.39	0.61	0.27

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 28, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)
Net sales	$835,104	$827,324	$842,049	$859,428
Operating income	48,551	74,124	59,859	293,287
Income from operations before income taxes	24,914	38,820	37,687	279,013
Net income	19,640	31,044	26,837	243,446
Net income attributable to noncontrolling interests	(1,628)	(4,786)	(1,116)	(837)
Net income attributable to Darling	18,012	26,258	25,721	242,609
Basic earnings per share	0.11	0.16	0.16	1.48
Diluted earnings per share	0.11	0.16	0.15	1.44

(a) In the fourth quarter of fiscal 2020, the Company's results include restructuring and asset impairment charges of approximately $38.2 million.

(b) In the fourth quarter of fiscal 2019, the Company's results include 2019 and 2018 blenders tax credits of approximately $234.4 million.

NOTE 24.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, the Company has recorded sales to the DGD Joint Venture of approximately $264.1 million, $208.7 million and $131.8 million, respectively. At January 2, 2021 and December 28, 2019, the Company has approximately $14.2 million and $17.8 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $7.4 million, $5.1 million and $4.6 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively to the DGD Joint Venture and deferred the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at January 2, 2021, December 28, 2019 and December 29, 2018 of approximately $1.4 million, $0.8 million and $0.9 million, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2021. The DGD Loan Agreement replaces a similar agreement with lower commitment levels that expired on December 31, 2018. As of January 2, 2021, no amounts are owed to Darling Green under the DGD Loan Agreement.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Internal Control over Financial Reporting.

(a)    Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2021. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of January 2, 2021.

In October 2020, a wholly-owned international subsidiary acquired all the shares of a Belgium privately owned group of companies (the “Belgium Group Acquisition”) and in December 2020, the Company acquired substantially all the assets of Marengo Fabricated Steel Ltd (the “Marengo Acquisition”). The Company is currently in the process of integrating the

Belgium Group Acquisition and the Marengo Acquisition pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. These acquisitions are not deemed material but due to the timing of the acquisitions the internal controls over financial reporting of the Belgium Group Acquisition and the Marengo Acquisition were excluded from management’s assessment of the Company’s internal control over financial reporting as of January 2, 2021. These acquisitions represent less than 1% of total net sales and represent less than 1% of the Company’s consolidated total assets as of January 2, 2021.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,”  “Our Management - Executive Officers and Directors,” “Delinquent Section 16 (a) Reports” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2021 annual meeting of stockholders, which will be filed no later than 120 days after January 2, 2021, and such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2021 annual meeting of stockholders, which will be filed no later than 120 days after January 2, 2021, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of January 2, 2021, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company's security holders, and (ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;
•the weighted-average exercise price of the outstanding options and granted non-vested stock; and
•the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,134,056	(1)	$16.42	10,824,222
Equity compensation plans not approved by security holders	–		–	–
Total	6,134,056		$16.42	10,824,222

(1)    Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2004 Omnibus Incentive Plan, 2012 Omnibus Incentive Plan and 2017 Omnibus Incentive Plan, each as approved by the Company’s stockholders.  See Note 13 of Notes to Consolidated Financial Statements included herein for information regarding the material features of the 2017 Omnibus Incentive Plan.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2021 annual meeting of stockholders, which will be filed no later than 120 days after January 2, 2021, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,”  “Corporate Governance – Code of Business Conduct” and “Corporate Governance - Independent Directors” included in the Company's definitive Proxy Statement relating to the 2021 annual meeting of stockholders, which will be filed no later than 120 days after January 2, 2021, and such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2021 annual meeting of stockholders, which will be filed no later than 120 days after January 2 2021, and such information is incorporated herein by reference.

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

4.4	Description of Registered Securities (filed herewith).

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

10.7
Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of September 18, 2020, by and among Darling Ingredients Inc., as the parent borrower, the other subsidiary borrowers party thereto, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2020 and incorporated herein by reference).

10.8
Third Amended and Restated Security Agreement, dated as of September 18, 2020, by and among Darling Ingredients Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A, as administrative agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 23, 2020 and incorporated herein by reference).

10.9
Third Amended and Restated Guaranty Agreement, dated as of September 18, 2020, by and among Darling Ingredients Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 23, 2020 and incorporated herein by reference).

10.10
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

10.26 *
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

10.31 *
Amendment No. 1, dated as of March 23, 2015, to Amended and Restated Employment Agreement between Darling Ingredients Inc. and Randall C. Stuewe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2015 and incorporated herein by reference).

10.32 *
Employment Agreement, dated August 21, 2014, between Darling International Netherlands BV and J.M.I.M. (Jan) van der Velden (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

10.33 *
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

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2020 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019; (ii) Consolidated Statements of Operations for the years ended January 2, 2021, December 28, 2019 and December 29, 2018; (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended January 2, 2021, December 28, 2019 and December 29, 2018; (iv) Consolidated Statements of Stockholders’ Equity for the years ended January 2, 2021, December 28, 2019 and December 29, 2018; (v) Consolidated Statements of Cash Flows for the years ended January 2, 2021, December 28, 2019 and December 29, 2018; (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formated as Inline XBRL and contained in Exhibit 101).

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	March 2, 2021

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	March 2, 2021
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Brad Phillips	Chief Financial Officer	March 2, 2021
Brad Phillips	(Principal Financial Officer)

/s/ Brenda Snell	Chief Accounting Officer	March 2, 2021
Brenda Snell	(Principal Accounting Officer)

/s/ Beth Albright	Director	March 2, 2021
Beth Albright

/s/ Charles Adair	Director	March 2, 2021
Charles Adair

/s/ Linda Goodspeed	Director	March 2, 2021
Linda Goodspeed

/s/ Dirk Kloosterboer	Director	March 2, 2021
Dirk Kloosterboer

/s/ Mary R. Korby	Director	March 2, 2021
Mary R. Korby

/s/ Gary W. Mize	Director	March 2, 2021
Gary W. Mize

/s/ Michael E. Rescoe	Director	March 2, 2021
Michael E. Rescoe

/s/ Nicole M. Ringenberg	Director	March 2, 2021
Nicole M. Ringenberg