Form 10-Q
period 2021-04-03
DARLING INGREDIENTS INC.
filed 2021-05-11
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 3, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 163,172,181 shares of common stock, $0.01 par value, outstanding at May 6, 2021.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2021

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 3, 2021 and January 2, 2021
(in thousands, except share data)

	April 3, 2021	January 2, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$71,199	$81,617
Restricted cash	177	103
Accounts receivable, less allowance for bad debts of $9,111 at April 3, 2021 and $10,815 at January 2, 2021	385,663	405,387
Inventories	420,659	405,922
Prepaid expenses	50,251	47,793
Income taxes refundable	3,274	3,883
Other current assets	9,544	42,289
Total current assets	940,767	986,994
Property, plant and equipment, less accumulated depreciation of $1,731,400 at April 3, 2021 and $1,702,123 at January 2, 2021	1,822,075	1,863,814
Intangible assets, less accumulated amortization of $569,477 at April 3, 2021 and $568,086 at January 2, 2021	452,539	473,680
Goodwill	1,241,242	1,260,240
Investment in unconsolidated subsidiaries	915,085	804,682
Operating lease right-of-use assets	145,238	146,563
Other assets	59,099	60,682
Deferred income taxes	15,402	16,676
	$5,591,447	$5,613,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,997	$27,538
Accounts payable, principally trade	245,648	255,340
Income taxes payable	15,627	17,497
Current operating lease liabilities	38,064	39,459
Accrued expenses	311,371	335,471
Total current liabilities	637,707	675,305
Long-term debt, net of current portion	1,417,534	1,480,531
Long-term operating lease liabilities	108,777	109,707
Other non-current liabilities	115,799	117,371
Deferred income taxes	281,684	276,208
Total liabilities	2,561,501	2,659,122
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 171,519,389 and 169,880,238 shares issued at April 3, 2021 and January 2, 2021, respectively	1,715	1,699
Additional paid-in capital	1,611,845	1,597,429
Treasury stock, at cost; 8,364,523 and 7,679,849 shares at April 3, 2021 and January 2, 2021, respectively	(199,851)	(151,710)
Accumulated other comprehensive loss	(295,796)	(252,433)
Retained earnings	1,848,690	1,696,924
Total Darling's stockholders’ equity	2,966,603	2,891,909
Noncontrolling interests	63,343	62,300
Total stockholders' equity	$3,029,946	$2,954,209
	$5,591,447	$5,613,331
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended April 3, 2021 and March 28, 2020
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$1,046,716	$852,842
Costs and expenses:
Cost of sales and operating expenses	772,784	646,908
Loss/(gain) on sale of assets	(64)	61
Selling, general and administrative expenses	97,398	96,193
Restructuring and asset impairment charges	778	—
Depreciation and amortization	78,534	84,671
Total costs and expenses	949,430	827,833
Equity in net income of Diamond Green Diesel	102,225	97,820
Operating income	199,511	122,829

Other expense:
Interest expense	(16,428)	(19,090)
Foreign currency gain/(loss)	(410)	1,664
Other expense, net	(1,159)	(1,881)
Total other expense	(17,997)	(19,307)

Equity in net income of other unconsolidated subsidiaries	612	869
Income before income taxes	182,126	104,391

Income tax expense	28,708	18,300

Net income	153,418	86,091

Net income attributable to noncontrolling interests	(1,652)	(581)

Net income attributable to Darling	$151,766	$85,510

Basic income per share	$0.93	$0.52
Diluted income per share	$0.90	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three months ended April 3, 2021 and March 28, 2020
(in thousands)
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$153,418	$86,091
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(38,222)	(65,236)
Pension adjustments	792	648
Soybean meal derivative adjustments	(257)	—
Corn option derivative adjustments	(800)	136
Heating oil derivative adjustments	3,464	10,870
Foreign exchange derivative adjustments	(6,806)	(9,151)
Total other comprehensive loss, net of tax	(41,829)	(62,733)
Total comprehensive income	$111,589	$23,358
Comprehensive income attributable to noncontrolling interests	3,186	492
Comprehensive income attributable to Darling	$108,403	$22,866

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended April 3, 2021 and March 28, 2020
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 2, 2021	162,200,389	$1,699	$1,597,429	$(151,710)	$(252,433)	$1,696,924	$2,891,909	$62,300	$2,954,209
Net income	—	—	—	—	—	151,766	151,766	1,652	153,418
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(2,143)	(2,143)
Pension liability adjustments, net of tax	—	—	—	—	792	—	792	—	792
Heating oil derivative adjustments, net of tax	—	—	—	—	3,464	—	3,464	—	3,464
Corn option derivative adjustments, net of tax	—	—	—	—	(800)	—	(800)	—	(800)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(257)	—	(257)	—	(257)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(6,806)	—	(6,806)	—	(6,806)
Foreign currency translation adjustments	—	—	—	—	(39,756)	—	(39,756)	1,534	(38,222)
Issuance of non-vested stock	—	—	58	—	—	—	58	—	58
Stock-based compensation	—	—	8,357	—	—	—	8,357	—	8,357
Treasury stock	(684,674)	—	—	(48,141)	—	—	(48,141)	—	(48,141)
Issuance of common stock	1,639,151	16	6,001	—	—	—	6,017	—	6,017
Balances at April 3, 2021	163,154,866	$1,715	$1,611,845	$(199,851)	$(295,796)	$1,848,690	$2,966,603	$63,343	$3,029,946

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 28, 2019	163,775,111	$1,686	$1,560,897	$(75,022)	$(321,847)	$1,400,105	$2,565,819	$77,531	$2,643,350
Net income	—	—	—	—	—	85,510	85,510	581	86,091
Deductions to noncontrolling interests	—	—	3,271	—	—	—	3,271	(13,146)	(9,875)
Pension liability adjustments, net of tax	—	—	—	—	648	—	648	—	648
Heating oil derivative adjustments, net of tax	—	—	—	—	10,870	—	10,870		10,870
Corn option derivative adjustments, net of tax	—	—	—	—	136	—	136	—	136
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Foreign currency translation adjustments	—	—	—	—	(65,147)	—	(65,147)	(89)	(65,236)
Issuance of non-vested stock	8,000	—	40	—	—	—	40	—	40
Stock-based compensation	—	—	10,778	—	—	—	10,778	—	10,778
Treasury stock	(2,372,876)	—	—	(60,082)	—	—	(60,082)	—	(60,082)
Issuance of common stock	447,729	5	868	—	—	—	873	—	873
Balances at March 28, 2020	161,857,964	$1,691	$1,575,854	$(135,104)	$(384,491)	$1,485,615	$2,543,565	$64,877	$2,608,442

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 3, 2021 and March 28, 2020
(in thousands)
(unaudited)

	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net Income	$153,418	$86,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,534	84,671
Loss (gain) on disposal of property, plant, equipment and other assets	(64)	61
Asset impairment	138	—
Deferred taxes	11,809	6,377
Decrease in long-term pension liability	(448)	(264)
Stock-based compensation expense	8,415	10,818
Write-off deferred loan costs	598	—
Deferred loan cost amortization	1,040	1,416
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(102,837)	(98,689)
Distributions of earnings from other unconsolidated subsidiaries	57	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	10,721	487
Income taxes refundable/payable	(760)	348
Inventories and prepaid expenses	(27,188)	(24,999)
Accounts payable and accrued expenses	(13,462)	(16,790)
Other	18,834	(14,981)
Net cash provided by operating activities	138,805	34,546
Cash flows from investing activities:
Capital expenditures	(60,751)	(61,599)
Acquisitions, net of cash acquired	(340)	—
Investment in unconsolidated subsidiary	(4,449)	—
Gross proceeds from disposal of property, plant and equipment and other assets	1,629	379
Payments related to routes and other intangibles	(347)	(3,416)
Net cash used by investing activities	(64,258)	(64,636)
Cash flows from financing activities:
Proceeds from long-term debt	9,262	8,264
Payments on long-term debt	(60,444)	(8,638)
Borrowings from revolving credit facility	111,000	219,933
Payments on revolving credit facility	(97,000)	(100,782)
Net cash overdraft financing	499	(9,594)
Issuance of common stock	50	67
Repurchase of common stock	—	(55,044)
Minimum withholding taxes paid on stock awards	(42,268)	(4,328)
Acquisition of noncontrolling interest	—	(8,784)
Distributions to noncontrolling interests	(2,143)	(688)
Net cash provided (used) by financing activities	(81,044)	40,406
Effect of exchange rate changes on cash	(3,847)	(6,916)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,344)	3,400
Cash, cash equivalents and restricted cash at beginning of period	81,720	73,045
Cash, cash equivalents and restricted cash at end of period	$71,376	$76,445
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(9,678)	$(1,630)
Cash paid during the period for:
Interest, net of capitalized interest	$2,774	$5,863
Income taxes, net of refunds	$15,578	$11,453
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$12,404	$9,121
Non-cash financing activities
Debt issued for assets	$—	$21

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 3, 2021
(unaudited)

(1)General

The accompanying consolidated financial statements for the three month periods ended April 3, 2021 and March 28, 2020, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 2, 2021.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of April 3, 2021, and include the 13 weeks ended April 3, 2021, and the 13 weeks ended March 28, 2020.

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

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended April 3, 2021 and March 28, 2020, the Company sold approximately $106.9 million and $84.5 million of its trade receivables and incurred approximately $0.3 million and $0.4 million in fees, which are recorded as interest expense, respectively.

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

(f)    Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal period end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains/(losses) in determining net income. The Company incurred net foreign currency translation losses of approximately $39.8 million and $65.1 million for the three months ended April 3, 2021 and March 28, 2020, respectively.

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

As a result of the current global COVID-19 pandemic, and related government imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the three months ended April 3, 2021, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the COVID-19 pandemic.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		April 3, 2021			March 28, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$151,766	162,925	$0.93	$85,510	163,474	$0.52
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,733			6,749
Less: Pro forma treasury shares		(909)			(2,296)
Diluted:
Net income attributable to Darling	$151,766	167,749	$0.90	$85,510	167,927	$0.51

For the three months ended April 3, 2021 and March 28, 2020, respectively, zero and 551,877 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended April 3, 2021 and March 28, 2020, respectively, 162,896 and 406,502 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013. Effective May 1, 2019, the limited liability company agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the DGD Joint Venture’s ongoing expansion project to construct a new, parallel facility located next to the existing facility.

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	March 31, 2021	December 31, 2020
Assets:
Total current assets	$477,840	$383,557
Property, plant and equipment, net	1,437,905	1,238,726
Other assets	39,171	36,082
Total assets	$1,954,916	$1,658,365
Liabilities and members' equity:
Total current portion of long term debt	$562	$517
Total other current liabilities	177,594	99,787
Total long term debt	8,702	8,705
Total other long term liabilities	8,722	3,758
Total members' equity	1,759,336	1,545,598
Total liabilities and members' equity	$1,954,916	$1,658,365

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Revenues:
Operating revenues	$431,633	$358,615
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	215,234	151,347
Depreciation, amortization and accretion expense	11,687	11,774
Total costs and expenses	226,921	163,121
Operating income	204,712	195,494
Other income	58	461
Interest and debt expense, net	(320)	(315)
Net income	$204,450	$195,640

As of April 3, 2021, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $879.7 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $102.2 million and $97.8 million for the three months ended April 3, 2021 and March 28, 2020, respectively. In December 2019, the blender tax credits for calendar year 2018 and 2019 were retroactively reinstated by the U.S. Congress. In addition, blenders tax credits were extended for calendar years 2020, 2021 and 2022. For the three months ended March 31, 2021 and March 31, 2020, the DGD Joint Venture recorded approximately $79.0 million and $80.0 million of blenders tax credits, respectively. In the three months ended April 3, 2021, the Company did not receive any dividend distributions from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Inventories

A summary of inventories follows (in thousands):

	April 3, 2021	January 2, 2021
Finished product	$250,237	$233,044
Work in process	87,219	87,223
Raw material	35,229	36,746
Supplies and other	47,974	48,909
	$420,659	$405,922

(5)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	April 3, 2021	January 2, 2021
Indefinite Lived Intangible Assets
Trade names	$54,184	$55,349
	54,184	55,349
Finite Lived Intangible Assets:
Routes	393,937	397,342
Permits	481,959	494,191
Non-compete agreements	645	3,300
Trade names	65,675	65,675
Royalty, consulting, land use rights and leasehold	25,616	25,909
	967,832	986,417
Accumulated Amortization:
Routes	(206,137)	(203,392)
Permits	(314,741)	(315,246)
Non-compete agreements	(355)	(2,981)
Trade names	(41,125)	(39,491)
Royalty, consulting, land use rights and leasehold	(7,119)	(6,976)
	(569,477)	(568,086)
Total Intangible assets, less accumulated amortization	$452,539	$473,680

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles decreased in fiscal 2021 as a result of approximately $9.5 million of fully amortized asset retirements and a decrease from foreign currency translation. Amortization expense for the three months ended April 3, 2021 and March 28, 2020, was approximately $17.0 million and $18.2 million, respectively.

(6)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 2, 2021
Goodwill	$830,321	$351,296	$126,578	$1,308,195
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	814,407	350,835	94,998	1,260,240
Goodwill acquired during year	40	—	161	201
Foreign currency translation	(5,631)	(9,685)	(3,883)	(19,199)
Balance at April 3, 2021
Goodwill	824,730	341,611	122,856	1,289,197
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	$808,816	$341,150	$91,276	$1,241,242

(7)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	April 3, 2021	January 2, 2021
Compensation and benefits	$99,108	$121,497
Accrued ad valorem, and franchise taxes	15,779	39,167
Accrued operating expenses	67,132	62,601
Other accrued expense	129,352	112,206
	$311,371	$335,471

(8)    Leases

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

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating lease expense	$11,661	$11,509
Short-term lease costs	6,408	6,245
Total lease cost	$18,069	$17,754

Other information (in thousands, except lease terms and discount rates):

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,265	$12,456

	April 3, 2021	January 2, 2021
Operating right-of-use assets, net	$145,238	$146,563

Operating lease liability, current	$38,064	$39,459
Operating lease liability, non-current	108,777	109,707
Total operating lease liabilities	$146,841	$149,166

Weighted average remaining lease term - operating leases	6.43 years	6.30 years
Weighted average discount rate - operating leases	4.01%	4.22%

Future annual minimum lease payments and capital lease commitments as of April 3, 2021 are as follows (in thousands):

Period Ending Fiscal	Operating Leases	Capital Leases
2021 (excluding the three months ended April 3, 2021)	$32,297	$650
2022	34,591	824
2023	29,567	611
2024	22,759	467
2025	14,118	331
Thereafter	27,721	574
	$161,053	$3,457
Less amounts representing interest	$(14,212)	(134)
Lease obligations included in current and long-term liabilities	$146,841	$3,323

As of April 3, 2021, the Company also has additional operating leases that have not yet commenced, primarily for rail car and tractors, with fixed payments over their noncancellable terms of $3.2 million. These operating leases will commence in 2021 with noncancellable terms of 5 years.

(9)    Debt

Debt consists of the following (in thousands):

	April 3, 2021	January 2, 2021
Amended Credit Agreement:
Revolving Credit Facility	$69,000	$55,000

Term Loan B	250,000	300,000
Less unamortized deferred loan costs	(2,979)	(3,798)
Carrying value Term Loan B	247,021	296,202

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(5,553)	(5,747)
Carrying value 5.25% Senior Notes due 2027	494,447	494,253

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	606,310	632,163
Less unamortized deferred loan costs - Denominated in euro	(6,046)	(6,586)
Carrying value 3.625% Senior Notes due 2026	600,264	625,577

Other Notes and Obligations	33,799	37,037
	1,444,531	1,508,069
Less Current Maturities	26,997	27,538
	$1,417,534	$1,480,531

As of April 3, 2021, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at April 3, 2021, the Company had finance lease obligations denominated in euros of approximately €2.8 million.

As of April 3, 2021, the Company had other notes and obligations of $33.8 million that consist of various overdraft facilities of approximately $4.7 million, a China working capital line of credit of approximately $16.2 million and other debt of approximately $12.9 million.

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

The Company's Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $1.525 billion comprised of (i) the Company's $525.0 million term loan B facility and (ii) the Company's $1.0 billion five-year revolving credit facility (up to $150.0 million of which is available for a letter of credit sub-facility and up to $50.0 million of which is available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $970.0 million of the revolving loan facility is available to be borrowed by (x) Darling in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender, (y) Darling Canada in Canadian dollars and (z) Darling NL and Darling Ingredients International Holding B.V. (“Darling BV”), in U.S. dollars, Canadian dollars, euros and other currencies to be agreed and available to each applicable lender. The remaining $30.0 million is only available in U.S. dollars to Darling. The revolving credit facility will mature on September 18, 2025. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

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

As of April 3, 2021, the Company had $27.0 million outstanding under the revolver at base rate plus a margin of 0.50% per annum for a total of 3.75% per annum and $42.0 million outstanding under the revolver at LIBOR plus a margin of 1.50% per annum for a total of 1.616% per annum. The Company had $250.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 2.12% per annum. As of April 3, 2021, the Company had availability of $879.9 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities and letters of credit issued of $3.8 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $11.7 million at April 3, 2021.

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

As of April 3, 2021, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

(10)    Income Taxes

The Company has provided income taxes for the three month periods ended April 3, 2021 and March 28, 2020, based on its estimate of the effective tax rate for the entire 2021 and 2020 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of April 3, 2021, the Company had $5.6 million of gross unrecognized tax benefits and $0.4 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company's gross unrecognized tax benefits may decrease by up to $0.2 million, excluding interest and penalties. The possible change in unrecognized tax benefits relates to the expiration of certain statutes of limitation.

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

(11)      Other Comprehensive Income/(Loss)

The Company follows Financial Accounting Standards Board (“FASB”) authoritative guidance for reporting and presentation of comprehensive income/(loss) and its components.  Other comprehensive income/(loss) is derived from adjustments that reflect pension adjustments, soybean meal adjustments, corn option adjustments, foreign exchange forward adjustments, heating oil swap adjustments and foreign currency translation adjustments.

In the first three months of fiscal 2021 and fiscal 2020, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the three months ended April 3, 2021 and March 28, 2020 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$5	$8	$(1)	$(2)	$4	$6
Amortization of actuarial loss	1,052	854	(264)	(212)	788	642
Total defined benefit pension plans	1,057	862	(265)	(214)	792	648
Soybean meal option derivatives
Reclassified to earnings	(280)	—	71	—	(209)	—
Activity recognized in other comprehensive income/(loss)	(64)	—	16	—	(48)	—
Total soybean meal option derivatives	(344)	—	87	—	(257)	—
Corn option derivatives
Reclassified to earnings	3,920	300	(996)	(75)	2,924	225
Activity recognized in other comprehensive income/(loss)	(4,993)	(119)	1,269	30	(3,724)	(89)
Total corn option derivatives	(1,073)	181	273	(45)	(800)	136
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	4,644	14,494	(1,180)	(3,624)	3,464	10,870
Total heating oil derivatives	4,644	14,494	(1,180)	(3,624)	3,464	10,870
Foreign exchange derivatives
Reclassified to earnings	224	(412)	(75)	129	149	(283)
Activity recognized in other comprehensive income/(loss)	(10,457)	(12,920)	3,502	4,052	(6,955)	(8,868)
Total foreign exchange derivatives	(10,233)	(13,332)	3,427	4,181	(6,806)	(9,151)

Foreign currency translation	(39,737)	(65,887)	1,515	651	(38,222)	(65,236)

Other comprehensive income/(loss)	$(45,686)	$(63,682)	$3,857	$949	$(41,829)	$(62,733)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three months ended April 3, 2021 and March 28, 2020 as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Statement of Operations Classification
Derivative instruments
Soybean meal derivatives	$280	$—	Net sales
Foreign exchange contracts	(224)	412	Net sales
Corn option derivatives	(3,920)	(300)	Cost of sales and operating expenses
	(3,864)	112	Total before tax
	1,000	(54)	Income taxes
	(2,864)	58	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(5)	$(8)	(a)
Amortization of actuarial loss	(1,052)	(854)	(a)
	(1,057)	(862)	Total before tax
	265	214	Income taxes
	(792)	(648)	Net of tax
Total reclassifications	$(3,656)	$(590)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 13 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of April 3, 2021 as follows (in thousands):

	Three Months Ended April 3, 2021
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss January 2, 2021, attributable to Darling, net of tax	$(210,902)	$(3,214)	$(38,317)	$(252,433)
Other comprehensive loss before reclassifications	(38,222)	(7,263)	—	(45,485)
Amounts reclassified from accumulated other comprehensive loss	—	2,864	792	3,656
Net current-period other comprehensive income/(loss)	(38,222)	(4,399)	792	(41,829)
Noncontrolling interest	1,534	—	—	1,534
Accumulated Other Comprehensive loss April 3, 2021, attributable to Darling, net of tax	(250,658)	$(7,613)	$(37,525)	$(295,796)

(12)    Stockholders' Equity

Fiscal 2021 Long-Term Incentive Opportunity Awards (2021 LTIP). On January 4, 2021, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2021 LTIP pursuant to which they awarded certain of the Company's key employees, 90,689 restricted stock units and 126,711 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on capital employed (“ROCE”), as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2024, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase depending on the Company's ROCE relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies.

On August 3, 2020, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. As of April 3, 2021, the Company had approximately $200.0 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2022. During the first quarter of fiscal 2021, no common stock was repurchased under the repurchase program.

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

Net pension cost for the three months ended April 3, 2021 and March 28, 2020 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	April 3, 2021	March 28, 2020
Service cost	$785	$755
Interest cost	1,204	1,428
Expected return on plan assets	(2,321)	(2,039)
Amortization of prior service cost	5	8
Amortization of actuarial loss	1,052	854
Net pension cost	$725	$1,006

The Company's funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal and foreign income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Based on actuarial estimates at April 3, 2021, the Company expects to contribute approximately $3.8 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended April 3, 2021 and March 28, 2020 of approximately $0.9 million and $0.8 million, respectively.

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

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During the first quarter of fiscal 2021, the Company was notified by one of these multiemployer plans that the Company's withdrawal liability has increased and as a result the Company recorded an additional liability of approximately $1.3 million. As of April 3, 2021, the Company has an aggregate accrued liability of approximately $4.0 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(14)    Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward and option contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At April 3, 2021, the Company had corn option contracts, soybean meal forward contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

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

Cash Flow Hedges

In fiscal 2020 and fiscal 2021, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2021. At April 3, 2021 and January 2, 2021, the aggregate fair value of these corn option contracts was approximately $8.0 million and $6.8 million, respectively. These amounts are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2020 and fiscal 2021, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At April 3, 2021 and January 2, 2021, the aggregate fair value of these foreign exchange contracts was approximately $0.4 million and $11.6 million, respectively. These amounts are included in other current assets, accrued expense and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2020 and fiscal 2021, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the second quarter of fiscal 2021. As of April 3, 2021 and January 2, 2021, the aggregate fair value of the soybean meal contracts was $0.1 million and $0.4 million, respectively. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of April 3, 2021, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	49,335	Euro	7,305
Brazilian real	1,103,561	U.S. dollar	241,320
Euro	35,967	U.S. dollar	42,810
Euro	43,119	Polish zloty	198,500
Euro	6,293	Japanese yen	808,776
Euro	16,176	Chinese renminbi	126,124
Euro	42,340	Australian dollar	65,550
Euro	3,048	British pound	2,600
Euro	32	Canadian dollar	50
Polish zloty	1,031	U.S. dollar	262
Polish zloty	24,116	Euro	5,195
British pound	176	Euro	207
Japanese yen	231,803	U.S. dollar	2,159
U.S. dollar	100	Japanese yen	11,000
U.S. dollar	165,311	Euro	140,000

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at April 3, 2021 into earnings over the next 12 months will be approximately $10.0 million. As of April 3, 2021, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three months ended April 3, 2021 and March 28, 2020 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	April 3, 2021	March 28, 2020

Foreign exchange	Foreign currency loss	$5,389	$(1,295)
Foreign exchange	Net sales	729	730
Foreign exchange	Cost of sales and operating expenses	(444)	(887)
Foreign exchange	Selling, general and administrative expense	2,531	5,724
Corn options and futures	Net sales	(998)	855
Corn options and futures	Cost of sales and operating expenses	1,469	(1,841)
Total		$8,676	$3,286

At April 3, 2021, the Company had forward purchase agreements in place for purchases of approximately $71.9 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(15)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of April 3, 2021 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at April 3, 2021 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$2,211	$—	$2,211	$—
Total Assets	$2,211	$—	$2,211	$—

Liabilities:
Derivative instruments	$10,483	$—	$10,483	$—
5.25% Senior notes	526,650	—	526,650	—
3.625% Senior notes	617,284	—	617,284	—
Term loan B	249,375	—	249,375	—
Revolver debt	68,655	—	68,655	—
Total Liabilities	$1,472,447	$—	$1,472,447	$—

		Fair Value Measurements at January 2, 2021 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$17,358	$—	$17,358	$—
Total Assets	$17,358	$—	$17,358	$—

Liabilities:
Derivative instruments	$9,778	$—	$9,778	$—
5.25% Senior notes	531,300	—	531,300	—
3.625% Senior notes	646,323	—	646,323	—
Term loan B	298,500	—	298,500	—
Revolver debt	54,175	—	54,175	—
Total Liabilities	$1,540,076	$—	$1,540,076	$—

Derivative assets and liabilities consist of the Company’s corn option and future contracts, foreign currency forward and option contracts and soybean meal forward contracts which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 14 (Derivatives) to the Company's Consolidated Financial Statements included herein for discussion on the Company's derivatives.

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

(16)    Restructuring and Asset Impairment Charges

In December 2020, due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. In addition to charges incurred in fiscal 2020, the Company has incurred additional restructuring and asset impairment charges related to the biodiesel facilities of approximately $0.8 million, with approximately $0.4 million of this amount being employee termination costs in Canada and the remainder representing charges to long-lived assets and other charges.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At April 3, 2021 and January 2, 2021, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $67.8 million and $66.2 million, respectively.  The Company has insurance recovery receivables of approximately $27.0 million as of April 3, 2021 and January 2, 2021, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In the letter, EPA requested that the Company join a group of other parties in funding a remedial investigation and feasibility study at the site. As of the date of this report, the Company has not agreed to participate in the funding group. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and lays out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The EPA has already offered early cash out settlements to 20 of the other PRPs and has stated that other parties who did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”) may also be eligible for cash out settlements and conducted a settlement analysis using a third-party allocator. The Company participated in this allocation process as it asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the COCs. In November 2019, the Company received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the lower Passaic River area. The Company accepted this settlement offer, and the settlement became effective on April 16, 2021 following the completion of the EPA's administrative approval process. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Passaic River. Furthermore, the Company's settlement with the EPA described above could preclude certain of the claims alleged by OCC against the Company. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 3, 2021
Net Sales	$651,444	$298,065	$97,207	$—	$1,046,716
Cost of sales and operating expenses	474,581	226,413	71,790	—	772,784
Gross Margin	176,863	71,652	25,417	—	273,932

Loss/(gain) on sale of assets	(139)	55	20	—	(64)
Selling, general and administrative expense	52,620	25,191	4,867	14,720	97,398
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	54,609	14,883	6,155	2,887	78,534
Equity in net income of Diamond Green Diesel	—	—	102,225	—	102,225
Segment operating income/(loss)	69,773	31,523	115,822	(17,607)	199,511

Equity in net income of other unconsolidated subsidiaries	612	—	—	—	612
Segment income/(loss)	70,385	31,523	115,822	(17,607)	200,123

Total other expense					(17,997)
Income before income taxes					$182,126

Segment assets at April 3, 2021	$2,708,035	$1,235,547	$1,229,461	$418,404	$5,591,447

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 28, 2020
Net Sales	$512,625	$270,294	$69,923	$—	$852,842
Cost of sales and operating expenses	388,453	205,430	53,025	—	646,908
Gross Margin	124,172	64,864	16,898	—	205,934

Loss on sale of assets	50	2	9	—	61
Selling, general and administrative expense	53,947	25,476	1,654	15,116	96,193
Depreciation and amortization	53,521	20,305	8,092	2,753	84,671
Equity in net income of Diamond Green Diesel	—	—	97,820	—	97,820
Segment operating income/(loss)	16,654	19,081	104,963	(17,869)	122,829

Equity in net income of other unconsolidated subsidiaries	869	—	—	—	869
Segment income/(loss)	17,523	19,081	104,963	(17,869)	123,698

Total other expense					(19,307)
Income before income taxes					$104,391

Segment assets at January 2, 2021	$2,708,922	$1,335,769	$1,160,132	$408,508	$5,613,331

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

Most of the Company's products are shipped based on the customer specifications. Customer returns are infrequent and not material to the Company. Adjustments to net sales for sales deductions are generally recognized in the same period as the sale or when known. Customers in certain industries or countries may be required to prepay prior to shipment in order to maintain payment protection. These represent short-term prepayment from customers and are not material to the Company. The Company elected to treat shipping and handling as fulfilment costs, which will result in billed freight recorded in cost of sales and netted against freight costs. Sales, value-add, and other taxes collected concurrently with revenue-producing activities are excluded from revenue and booked on a net basis.

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended April 3, 2021 and March 28, 2020 (in thousands):

	Three Months Ended April 3, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$549,015	$60,940	$3,350	$613,305
Europe	97,645	155,363	93,857	346,865
China	1,938	57,932	—	59,870
South America	—	10,454	—	10,454
Other	2,846	13,376	—	16,222
Net sales	$651,444	$298,065	$97,207	$1,046,716

Major product types
Fats	$229,006	$41,433	$—	$270,439
Used cooking oil	51,029	—	—	51,029
Proteins	255,507	—	—	255,507
Bakery	63,105	—	—	63,105
Other rendering	42,957	—	—	42,957
Food ingredients	—	229,542	—	229,542
Bioenergy	—	—	93,857	93,857
Biofuels	—	—	3,350	3,350
Other	9,840	27,090	—	36,930
Net sales	$651,444	$298,065	$97,207	$1,046,716

	Three Months Ended March 28, 2020
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$427,463	$46,415	$5,400	$479,278
Europe	80,443	158,587	64,523	303,553
China	2,423	39,956	—	42,379
South America	—	10,586	—	10,586
Other	2,296	14,750	—	17,046
Net sales	$512,625	$270,294	$69,923	$852,842

Major product types
Fats	$163,284	$33,476	$—	$196,760
Used cooking oil	47,608	—	—	47,608
Proteins	195,980	—	—	195,980
Bakery	47,101	—	—	47,101
Other rendering	47,164	—	—	47,164
Food ingredients	—	214,793	—	214,793
Bioenergy	—	—	64,523	64,523
Biofuels	—	—	5,400	5,400
Other	11,488	22,025	—	33,513
Net sales	$512,625	$270,294	$69,923	$852,842

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2021 under these long-term supply contracts was approximately $15.0 million, with the remaining performance obligations to be recognized in future periods (generally 2 years) of approximately $154.7 million.

(20)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended April 3, 2021 and March 28, 2020, the Company has recorded sales to the DGD Joint Venture of approximately $89.0 million and $62.1 million, respectively. At April 3, 2021 and January 2, 2021, the Company has $12.6 million and $14.2 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $14.6 million and $5.7 million of additional sales for the three months ended April 3, 2021 and March 28, 2020, respectively to defer the Company's portion of profit of approximately $4.1 million and $1.0 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at April 3, 2021 and March 28, 2020, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2022, unless extended by agreement of the parties. As of April 3, 2021, no amounts are owed to Darling Green under the DGD Loan Agreement.

Guarantee Agreements

In February 2020, in connection with the DGD Joint Venture’s expansion project at its Norco, LA facility, it entered into two agreements (the “IMTT Terminaling Agreements”) with International-Matex Tank Terminals (“IMTT”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the IMTT terminal facility by pipeline, thereby providing better logistical capabilities.  As a condition to entering into the IMTT Terminaling Agreements, IMTT required that the Company and Valero guarantee their proportionate share, up to $50 million each, of the DGD Joint Venture’s obligations under the IMTT Terminaling Agreements (the “IMTT Guarantee”), subject to the conditions provided for in the IMTT Terminaling Agreements. The Company has not recorded any liability as a result of the IMTT Guarantee, as the Company believes the likelihood of having to make any payments under the IMTT Guarantee is remote.

In April 2021, in connection with the DGD Joint Venture’s expansion project at its Port Arthur, TX facility, it entered into two agreements (the “GTL Terminaling Agreements”) with GT Logistics, LLC (“GTL”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the GTL terminal facility by pipeline, thereby providing better logistical capabilities. As a condition to entering into the GTL Terminaling Agreements, GLT required that the Company and Valero guarantee their proportionate share, up to a maximum of approximately $160.0 million each, of the DGD Joint Venture’s obligations under the GTL Terminaling Agreements (the “GTL Guarantee”), subject to the conditions provided for in the GTL Terminaling Agreements. The maximum amount of the GTL Guarantee is reduced over the 20-year initial term of the GTL Terminaling Agreements as the termination fee under such agreements declines. The Company has not recorded any liability as a result of the GTL Guarantee, as the Company believes the likelihood of having to make any payments under the GTL Guarantee is remote.

(21)    New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU amends Topic 740 Income Taxes, which eliminates certain exceptions in accounting for income taxes, improves consistency in application and clarifies existing guidance. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this ASU in the first quarter of fiscal 2021 did not have a material impact on the Company's consolidated financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC on March 2, 2021 and in the Company's other public filings with the SEC.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements for the period ended April 3, 2021 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe,

(iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

To date, these restrictions have not had a material impact on the Company’s operations, as the Company operates in industries that are deemed “critical” and “essential” under the rules imposing these restrictions; however, the Company did incur approximately $7.5 million of COVID-19 related charges globally in fiscal year 2020. The Company has implemented operational guidelines throughout the Company's organization consistent with the applicable governmental and regulatory policies in the geographies the Company operates intended to protect the Company's employees and prevent the spread of the virus in the Company's workplace, and to date, all of the Company's facilities are operational. In December 2020, several vaccines were first authorized for use against COVID-19 in the United States and internationally. As a result of the distribution of these vaccines, various of the government imposed movement restrictions and initiatives have begun to be relaxed in certain areas of the United States and abroad. Notwithstanding, the Company believes the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue. Among the items that could have a significant impact on the Company's future results is a reduction in the Company's raw material supply due to disruptions in the operations of the Company's third-party suppliers. Accordingly, while to date the Company has experienced no material negative effects on the Company's business and results of operations as a result of the current COVID-19 outbreak, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of the Company's supply chain partners and finished product customers, which ultimately could result in material negative effects on the Company's business and results of operations.

DGD has also implemented operational guidelines in its organization, and to date, COVID-19 has not had a material impact on DGD’s operations. We expect that biofuel regulations and mandates will continue supporting renewable diesel demand; however, a prolonged or significant decline in overall fuel demand could negatively impact the sales and profitability of DGD’s business.

The extent to which COVID-19 impacts the Company’s and DGD's results will depend on future developments, which are highly uncertain, cannot be predicted and may vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence of new variants of the virus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, the speed at which such vaccines are administered, global economic conditions during and after the pandemic and governmental actions that have been taken or may be taken in the future in response to the pandemic, among others. For additional information regarding the risks associated with COVID-19, see the important information in Item 1A. Risk Factors, under the caption “Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations” in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed with the SEC on March 2, 2021.

Operating Performance Indicators

    The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency translation, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company, forward-looking financial or operational estimates are not provided. The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended January 2, 2021.

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

Results of Operations

Three Months Ended April 3, 2021 Compared to Three Months Ended March 28, 2020

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the first quarter of fiscal 2021, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2021, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2020 are as follows:

	Avg. Price 1st Quarter 2021	Avg. Price 1st Quarter 2020	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 386.97/ton	$ 237.10/ton	$ 149.87/ton	63.2%
Feed Grade PM (Mid-South)	$ 357.79/ton	$ 225.73/ton	$ 132.06/ton	58.5%
Pet Food PM (Mid-South)	$ 845.08/ton	$ 540.44/ton	$ 304.64/ton	56.4%
Feather meal (Mid-South)	$ 539.02/ton	$ 282.50/ton	$ 256.52/ton	90.8%
BFT (Chicago)	$ 46.42/cwt	$ 32.69/cwt	$ 13.73/cwt	42.0%
YG (Illinois)	$ 34.45/cwt	$ 22.92/cwt	$ 11.53/cwt	50.3%
Corn (Illinois)	$ 5.56/bushel	$ 3.90/bushel	$ 1.66/bushel	42.6%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,084.00/MT	$ 724.00/MT	$ 360.00/MT	49.7%
Soy meal (CIF Rotterdam)	$ 535.00/MT	$ 360.00/MT	$ 175.00/MT	48.6%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2021, compared to average Jacobsen and Reuters prices for the fourth quarter of fiscal 2020.

	Avg. Price 1st Quarter 2021	Avg. Price 4th Quarter 2020	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 386.97/ton	$ 305.29/ton	$ 81.68/ton	26.8%
Feed Grade PM (Mid-South)	$ 357.79/ton	$ 283.65/ton	$ 74.14/ton	26.1%
Pet Food PM (Mid-South)	$ 845.08/ton	$ 733.12/ton	$ 111.96/ton	15.3%
Feather meal (Mid-South)	$ 539.02/ton	$ 405.49/ton	$ 133.53/ton	32.9%
BFT (Chicago)	$ 46.42/cwt	$ 34.24/cwt	$ 12.18/cwt	35.6%
YG (Illinois)	$ 34.45/cwt	$ 25.22/cwt	$ 9.23/cwt	36.6%
Corn (Illinois)	$ 5.56/bushel	$ 4.29/bushel	$ 1.27/bushel	29.6%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,084.00/MT	$ 850.00/MT	$ 234.00/MT	27.5%
Soy meal (CIF Rotterdam)	$ 535.00/MT	$ 485.00/MT	$ 50.00/MT	10.3%

Segment Results

Segment operating income for the three months ended April 3, 2021 was $199.5 million, which reflects an increase of $76.7 million or 62.5% as compared to the three months ended March 28, 2020.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 3, 2021
Net Sales	$651,444	$298,065	$97,207	$—	$1,046,716
Cost of sales and operating expenses	474,581	226,413	71,790	—	772,784
Gross Margin	176,863	71,652	25,417	—	273,932

Gross Margin %	27.1%	24.0%	26.1%	—%	26.2%

Loss/(gain) on sale of assets	(139)	55	20	—	(64)
Selling, general and administrative expenses	52,620	25,191	4,867	14,720	97,398
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	54,609	14,883	6,155	2,887	78,534
Equity in net income of Diamond Green Diesel	—	—	102,225	—	102,225
Segment operating income/(loss)	69,773	31,523	115,822	(17,607)	199,511

Equity in net income of other unconsolidated subsidiaries	612	—	—	—	612
Segment income/(loss)	70,385	31,523	115,822	(17,607)	200,123

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 28, 2020
Net Sales	$512,625	$270,294	$69,923	$—	$852,842
Cost of sales and operating expenses	388,453	205,430	53,025	—	646,908
Gross Margin	124,172	64,864	16,898	—	205,934

Gross Margin %	24.2%	24.0%	24.2%	—%	24.1%

Loss on sale of assets	50	2	9	—	61
Selling, general and administrative expenses	53,947	25,476	1,654	15,116	96,193
Depreciation and amortization	53,521	20,305	8,092	2,753	84,671
Equity in net income of Diamond Green Diesel	—	—	97,820	—	97,820
Segment operating income/(loss)	16,654	19,081	104,963	(17,869)	122,829

Equity in net income of other unconsolidated subsidiaries	869	—	—	—	869
Segment income/(loss)	17,523	19,081	104,963	(17,869)	123,698

Feed Ingredients Segment

Raw material volume. In the three months ended April 3, 2021, the raw material processed by the Company's Feed Ingredients segment totaled approximately 2.23 million metric tons. Compared to the three months ended March 28, 2020, overall raw material volume processed in the Feed Ingredients segment decreased approximately 0.5%.

Sales. During the three months ended April 3, 2021, net sales for the Feed Ingredients segment were $651.4 million as compared to $512.6 million during the three months ended March 28, 2020, an increase of approximately $138.8 million or 27.1%. Net sales for fats were approximately $229.0 million and $163.3 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Protein net sales were approximately $255.5 million and $196.0 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $43.0 million and $47.1 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Total rendering net sales were approximately $527.5 million and $406.4 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Used cooking oil net sales were approximately $51.0 million and $47.6 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Bakery net sales were approximately $63.1 million and $47.1 million for the three months ended April 3, 2021 and March 28, 2020, respectively, and other net sales, which includes trap services, were approximately $9.8 million and $11.5 million for the three months ended April 3, 2021 and March 28, 2020, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended March 28, 2020	163.3	196.0	47.1	$406.4	47.6	47.1	11.5	$512.6
Increase/(decrease) in sales volumes	4.9	0.8	—	5.7	(6.1)	(0.9)	—	(1.3)
Increase in finished product prices	58.2	52.3	—	110.5	9.5	16.9	—	136.9
Increase due to currency exchange rates	2.6	6.4	0.1	9.1	—	—	—	9.1
Other change	—	—	(4.2)	(4.2)	—	—	(1.7)	(5.9)
Total change	65.7	59.5	(4.1)	121.1	3.4	16.0	(1.7)	138.8
Net sales three months ended April 3, 2021	$229.0	$255.5	$43.0	$527.5	$51.0	$63.1	$9.8	$651.4

Margins. In the Feed Ingredients segment for the three months ended April 3, 2021, the gross margin percentage increased to 27.1% as compared to 24.2% for the comparable period of fiscal 2020. The increase is primarily due to higher overall finished product prices as compared to fiscal 2020.

Segment operating income. Feed Ingredients operating income for the three months ended April 3, 2021 was $69.8 million, an increase of $53.1 million or 318.0% as compared to the three months ended March 28, 2020. The increase is due to higher overall finished product prices as compared to the same period in fiscal 2020.

Food Ingredients Segment

Raw material volume. In the three months ended April 3, 2021, the raw material processed by the Company's Food Ingredients segment totaled approximately 274,000 metric tons. Compared to the three months ended March 28, 2020, overall raw material volume processed in the Food Ingredients segment increased approximately 5.0%.

Sales. Overall sales increased in the Food Ingredients segment primarily due to higher sales volumes in the collagen markets and higher edible fat prices.

Margins. In the Food Ingredients segment for the three months ended April 3, 2021 and March 28, 2020, the gross margin percentage remained constant at 24.0%.

Segment operating income. Food Ingredients operating income was $31.5 million for the three months ended April 3, 2021, an increase of $12.4 million or 64.9% as compared to the three months ended March 28, 2020. The increase is primarily due to higher sales volumes in North America and China collagen markets and higher fat prices in the edible fat market. This was offset by the impact of lower volumes in Europe and a weaker Brazilian real and lower volumes in Brazil as a result of the COVID-19 outbreak in South America.

Fuel Ingredients Segment

Raw material volume. In the three months ended April 3, 2021, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 328,000 metric tons. Compared to the three months ended March 28, 2020, overall raw material volume processed in the Fuel Ingredients segment increased approximately 0.1%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes and prices in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended April 3, 2021, the gross margin percentage increased to 26.1% as compared to 24.2% for the comparable period of fiscal 2020. The increase is primarily due to higher finished product prices and demand in Europe in fiscal 2021 as compared to fiscal 2020.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended April 3, 2021 was $115.8 million, an increase of $10.8 million or 10.3% as compared to the same period in fiscal 2020. The increase is due to higher sale volumes and higher finished product prices from increased demand in Europe as well as an increase in renewable identification number (RIN) prices and diesel fuel prices at the DGD Joint Venture.

Foreign Currency Exchange

    During the first quarter of fiscal 2021, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2020. Using actual results for the three months ended April 3, 2021 and using the prior year's average currency rate for the three months ended March 28, 2020, foreign currency translation would result in a decrease in operating income of approximately $8.0 million. The average rates assumptions used in this calculation were the actual fiscal average rates for the three months ended April 3, 2021 of €1.00:USD$1.20 and CAD$1.00:USD$0.79 as compared to the average rates for the three months ended March 28, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $14.7 million during the three months ended April 3, 2021, compared to $15.1 million during the three months ended March 28, 2020, a decrease of $0.4 million.  The decrease is primarily due to lower corporate related benefits, lower travel related costs, lower legal costs and lower overall other costs that more than offset an increase in insurance costs and tax and license costs.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $0.1 million to $2.9 million during the three months ended April 3, 2021, as compared to $2.8 million during the three months ended March 28, 2020.
Interest Expense. Interest expense was $16.4 million during the three months ended April 3, 2021, compared to $19.1 million during the three months ended March 28, 2020, a decrease of $2.7 million. The decrease is primarily due to lower Term loan B debt outstanding from partial pay-downs and lower interest on the Term loan B and revolver borrowings as a result of lower interest rates that more than offset an increase in deferred loan cost expense and higher interest expense from foreign currency translation on the Company's 3.625% Senior Notes.

Foreign Currency Gain/(Loss).  Foreign currency losses were $0.4 million for the three months ended April 3, 2021 as compared to foreign currency gains of $1.7 million for the three months ended March 28, 2020. The loss in foreign currency is due primarily to an increase in losses on the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2020.

Other Expense, net. Other expense was $1.2 million in the three months ended April 3, 2021, compared to other expense of $1.9 million for the three months ended March 28, 2020. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense and casualty losses as compared to the same period in fiscal 2020.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $28.7 million for the three months ended April 3, 2021, compared to $18.3 million of income tax expense recorded in the three months ended March 28, 2020, an increase of $10.4 million, which is primarily due to increased pre-tax earnings of the Company for the first three months of fiscal 2021. The effective tax rate for the first three months of fiscal 2021 and 2020 is 15.8% and 17.5%, respectively. The effective tax rate for the first three months of fiscal 2021 and 2020 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and discrete items, including excess tax benefits from stock-based compensation. The Company's effective tax rate excluding discrete items is 20.0% for the three months ended April 3, 2021, compared to 18.8% for the three months ended March 28, 2020.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at April 3, 2021.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2021 As Compared to First Quarter 2020

	Three Months Ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Net income attributable to Darling	$151,766	$85,510
Depreciation and amortization	78,534	84,671
Interest expense	16,428	19,090
Income tax expense	28,708	18,300
Restructuring and asset impairment charges	778	—
Foreign currency loss/(gain)	410	(1,664)
Other expense, net	1,159	1,881
Equity in net income of Diamond Green Diesel	(102,225)	(97,820)
Equity in net income of unconsolidated subsidiaries	(612)	(869)
Net income attributable to non-controlling interests	1,652	581
Darling's Adjusted EBITDA	$176,598	$109,680

Foreign currency exchange impact (1)	(8,050)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$168,548	$109,680

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$108,200	$103,634

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$284,798	$213,314

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended April 3, 2021 of €1.00:USD$1.20 and CAD$1.00:USD$0.79 as compared to the average rate for the three months ended March 28, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.75, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at April 3, 2021. On April 3, 2021, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(5,553)
Carrying value of 5.25% Notes due 2027	$494,447

3.625 % Notes due 2026 - Denominated in euros	$606,310
Less unamortized deferred loan costs	(6,046)
Carrying value of 3.625% Notes due 2026	$600,264

Amended Credit Agreement:
Term Loan B	$250,000
Less unamortized deferred loan costs	(2,979)
Carrying value of Term Loan B	$247,021

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	47,295
Borrowings outstanding	69,000
Letters of credit issued	3,845
Availability	$879,860

Other Debt	$33,799

During the first three months of fiscal 2021, the U.S. dollar strengthened as compared to the euro at January 2, 2021. Using the euro based debt outstanding at April 3, 2021 and comparing the closing balance sheet rate at April 3, 2021 to the balance sheet rate at January 2, 2021, the U.S. dollar debt balances of euro based debt decreased by approximately $25.7 million at April 3, 2021. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at April 3, 2021 of €1.00:USD$1.17730 as compared to the closing balance sheet rate at January 2, 2021 of €1.00:USD$1.22750.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective September 18, 2020, the Company, and certain of its subsidiaries entered into an amendment (the “Sixth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Sixth Amendment (i) extended the maturity date of the revolving credit facility under the Credit Agreement from December 16, 2021 to September 18, 2025, (ii) increased the leverage ratio applicable to achieving the lowest applicable margin on borrowings under the revolving credit facility from 1.0 to 1.5, (iii) eliminated or modified certain of the negative covenants to increase the allowances for certain actions, including the incurrence of debt and investments, (iv) limited guarantees from, and security with respect to, entities organized outside of the United States and Canada to a limited group of foreign subsidiary holding companies, (v) included a collateral release mechanism, subject to the consent of the term loan B lenders, upon the Company achieving certain investment grade credit ratings, and (vi) made other market updates and changes. For more information regarding the Amended Credit Agreement see Note 9 (Debt) to the Company's Consolidated Financial Statements included herein.

•As of April 3, 2021, the Company had availability of $879.9 million under the revolving credit facility, taking into account that the Company had $69.0 million in outstanding borrowings, $47.3 million in ancillary facilities and letters of credit issued of $3.8 million.

•As of April 3, 2021, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $275.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

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

Other debt consists of U.S and European finance lease obligations, note arrangements in Brazil, China and European notes that are not part of the Company's Amended Credit Agreement, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s April 3, 2021 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “ - Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021 as filed with the SEC on March 2, 2021.

As of April 3, 2021, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On April 3, 2021, the Company had working capital of $303.1 million and its working capital ratio was 1.48 to 1 compared to working capital of $311.7 million and a working capital ratio of 1.46 to 1 on January 2, 2021.  As of April 3, 2021, the Company had unrestricted cash of $71.2 million and funds available under the revolving credit facility of $879.9 million, compared to unrestricted cash of $81.6 million and funds available under the revolving credit facility of $893.9 million at January 2, 2021. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $138.8 million for the first three months ended April 3, 2021, as compared to net cash provided by operating activities of $34.5 million for the first three months ended March 28, 2020, an increase of $104.3 million due primarily to an increase in net income of approximately $67.3 million and changes in operating assets and liabilities that includes approximately $10.2 million of an increase in cash provided by accounts receivable and approximately $33.8 million of an increase in cash provided by other primarily from a reduction of foreign governmental sales taxes and hedging activities.  Cash used by investing activities was $64.3 million for the first three months ended April 3, 2021, compared to $64.6 million for the first three months ended March 28, 2020, a decrease in cash used by investing activities of $0.3 million, primarily due to a decrease in capital asset spending.  Net cash used by financing activities was $81.0 million for the first three months ended April 3, 2021, compared to net cash provided by financing activities of $40.4 million for the first three months ended March 28, 2020, an increase in net cash used by financing activities of $121.4 million, primarily due to payment of outstanding debt in the first three months ended April 3, 2021 compared to increased revolver borrowings in the first three months ended March 28, 2020.

Capital expenditures of $60.8 million were made during the first three months of fiscal 2021, compared to $61.6 million in the first three months of fiscal 2020, for a net decrease of $0.8 million or 1.3%.  The Company expects to incur additional capital expenditures of approximately $250 million for the remainder of fiscal 2021 including compliance and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $5.5 million and $6.9 million during the first three months ended April 3, 2021 and March 28, 2020, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2021, the Company has accrued approximately $11.0 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at April 3, 2021.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.3 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has not made any tax deductible discretionary and required contributions to its domestic pension plans for the first three months ended April 3, 2021. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first three months ended April 3, 2021 of approximately $0.9 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the current COVID-19 outbreak, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone as defined by the PPA. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During the first quarter of fiscal 2021, the Company was notified by one of these multiemployer plans that the Company's withdrawal liability has increased and as a result the Company recorded an additional liability of approximately $1.3 million. As of April 3, 2021, the Company has an aggregate accrued liability of approximately $4.0 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant located adjacent to Valero's refinery in Norco, Louisiana (the “DGD Norco Facility”). The DGD Norco Facility reached mechanical completion and began the production of renewable diesel in late June 2013 and is currently capable of producing 290 million gallons of renewable diesel per year and certain other co-products. Effective May 1, 2019, the DGD LLC Agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the DGD Joint Venture’s ongoing expansion project to construct a new, parallel facility located next to the current facility, as further described below.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with

Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2022, unless extended by agreement of the parties. As of April 3, 2021, no amounts are owed to the DGD Lenders under the DGD Loan Agreement.

On March 30, 2021, the DGD Joint Venture entered into a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The new revolving credit facility matures March 30, 2024 and is non-recourse to the joint venture partners.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Norco Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Norco Facility including the Company's portion of cost overruns and working capital funding. As of April 3, 2021, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $879.7 million included on the consolidated balance sheet.

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

In April 2019, the joint venture partners adopted a distribution policy that, unless earlier terminated by the partners, will remain in place through the construction and completion of the DGD Norco Facility. Pursuant to the distribution policy, the DGD Joint Venture will make quarterly distributions to the partners to the extent that distributable cash (as determined in accordance with the policy) exceeds $50 million and the DGD Joint Venture’s forward looking cash forecast. During the three months ended April 3, 2021, the DGD Joint Venture has not made any distributions to the partners.
The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2020, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Norco Facility as feedstock for renewable diesel. In 2020, DGD was Darling’s largest finished product customer in terms of sales, with Darling recording sales of approximately $264.1 million to DGD.

From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities nationwide to transporting the refined fats to the DGD Norco Facility as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the ability of the Company's Midwest network of facilities to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company includes its equity in net income of the DGD Joint Venture as operating income.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the current COVID-19 outbreak and those other factors discussed below under the heading “Forward Looking Statements”.  These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2021 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include:  opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion projects or potential investments in additional renewable diesel and/or biodiesel projects;  investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2022, unless further extended or shortened by the Board of Directors. During the first three months of fiscal 2021, the Company has not repurchased any of its common stock in the open market. As of April 3, 2021, the Company had approximately $200.0 million remaining in its share repurchase program.

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

Note Guarantees

The Company's 5.25% Notes and 3.625% Notes (see Note 9 (Debt) to the Company's Consolidated Financial Statements included herein) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which collectively constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National LLC, Griffin Industries LLC and its subsidiary Craig Protein Division, Inc., DarPro Storage Solutions LLC, Darling Global Holdings Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc (collectively, the “Notes Guarantors”). In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial tables present summarized financial information for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated summarized financial information, which include summarized condensed consolidated balance sheets as of April 3, 2021 and January 2, 2021, and the summarized condensed consolidating statements of operations for the three months ended April 3, 2021 and March 28, 2020. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Summarized Financial Information

Condensed Balance Sheet Information
(in thousands)

April 3, 2021	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated

Current assets	$109,043	$947,490	$1,105,855	$(1,221,621)	$940,767
Noncurrent assets	6,644,267	2,450,113	3,848,471	(8,292,171)	4,650,680
Current liabilities	1,376,700	87,313	395,316	(1,221,622)	637,707
Noncurrent liabilities	1,276,606	19,897	792,113	(164,822)	1,923,794
Stockholders' equity	4,100,004	3,290,393	3,766,897	(8,127,348)	3,029,946

January 2, 2021

Current assets	$103,728	$881,669	$1,177,869	$(1,176,272)	$986,994
Noncurrent assets	6,476,886	2,465,785	3,753,644	(8,069,978)	4,626,337
Current liabilities	1,345,233	77,573	428,771	(1,176,272)	675,305
Noncurrent liabilities	1,254,518	19,755	826,157	(116,613)	1,983,817
Stockholders' equity	3,980,863	3,250,126	3,676,585	(7,953,365)	2,954,209

Condensed Statements of Operations Information
(in thousands)

For the three months ended April 3, 2021	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$237,941	$403,746	$485,135	$(80,106)	$1,046,716
Total costs and expenses	246,942	355,525	427,069	(80,106)	949,430
Equity in net income of Diamond Green Diesel	—	—	102,225	—	102,225
Operating income (loss)	(9,001)	48,221	160,291	—	199,511
Net income allocable to Darling	151,766	40,267	128,717	(168,984)	151,766

For the three months ended March 28, 2020
Net sales	$180,919	$310,301	$405,025	$(43,403)	$852,842
Total costs and expenses	209,450	285,493	376,293	(43,403)	827,833
Equity in net income of Diamond Green Diesel	—	—	97,820	—	97,820
Operating income (loss)	(28,531)	24,808	126,552	—	122,829
Net income allocable to Darling	85,510	20,112	101,827	(121,939)	85,510

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $191.9 million of commodity products consisting of approximately $91.8 million of finished products, approximately $71.9 million of natural gas and diesel fuel and approximately $28.2 million of other commitments during the next two years, which are not included in liabilities on the Company’s balance sheet at April 3, 2021.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2021 and fiscal 2022, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at April 3, 2021 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,845
Standby letters of credit (ancillary facility)	24,334
Foreign bank guarantees	11,655
Total other commercial commitments:	$39,834

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC on March 2, 2021.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU amends Topic 740 Income Taxes, which eliminates certain exceptions in accounting for income taxes, improves consistency in application and clarifies existing guidance. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this ASU in the first quarter of fiscal 2021 did not have a material impact on the Company's consolidated financial statements.

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), severe acute respiratory syndrome (“SARS”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the current COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the announced expansion projects; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At April 3, 2021, the Company had corn option contracts, soybean meal forward contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2020 and fiscal 2021, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2021. As of April 3, 2021 and January 2, 2021 the aggregate fair value of these corn option contracts was approximately $8.0 million and $6.8 million, respectively. These amounts are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2020 and fiscal 2021, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. As of April 3, 2021 and January 2, 2021, the aggregate fair value of these foreign exchange contracts was approximately $0.4 million and $11.6 million, respectively and are included in other current assets, accrued expenses and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2020 and fiscal 2021, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the second quarter of fiscal 2021. As of April 3, 2021 and January 2, 2021, the aggregate fair value of the soybean meal contracts was $0.1 million and $0.4 million, respectively. The amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of April 3, 2021, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	49,335	Euro	7,305	6.39 - 6.98	$8,681
Brazilian real	1,103,561	U.S. dollar	241,320	3.35 - 6.25	241,320
Euro	35,967	U.S. dollar	42,810	1.17 - 1.24	42,810
Euro	43,119	Polish zloty	198,500	4.55 - 4.67	50,764
Euro	6,293	Japanese yen	808,776	125.65 - 130.11	7,409
Euro	16,176	Chinese renminbi	126,124	7.75 - 7.99	19,043
Euro	42,340	Australian dollar	65,550	1.55	49,847
Euro	3,048	British pound	2,600	0.85	3,588
Euro	32	Canadian dollar	50	1.56	38
Polish zloty	1,031	U.S. dollar	262	3.94	262
Polish zloty	24,116	Euro	5,195	4.64 - 4.67	6,181
British pound	176	Euro	207	0.85	244
Japanese yen	231,803	U.S. dollar	2,159	102.77 - 109.62	2,159
U.S. dollar	100	Japanese yen	11,000	109.64	100
U.S. dollar	165,311	Euro	140,000	1.18	165,311
					$597,757

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $0.5 million and are included in other current assets and accrued expenses at April 3, 2021.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at April 3, 2021. These contracts have an aggregate fair value of approximately $0.2 million and are included in other current assets and accrued expenses at April 3, 2021.

As of April 3, 2021, the Company had forward purchase agreements in place for purchases of approximately $71.9 million of natural gas and diesel fuel and approximately $28.2 million of other commitments during the next two years. As of April 3, 2021, the Company had forward purchase agreements in place for purchases of approximately $91.8 million of finished product in fiscal 2021.

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

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2021

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 (Contingencies) on pages 23 through 24 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Form of Global Performance Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2021 (filed herewith).
10.2	Form of Global Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2021 (filed herewith).
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Brad Phillips, the Chief Financial Officer of the Company.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 3, 2021 and January 2, 2021; (ii) Consolidated Statements of Operations for the three months ended April 3, 2021 and March 28, 2020; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended April 3, 2021 and March 28, 2020; (iv) Consolidated Statements of Stockholders' Equity for the three months ended April 3, 2021 and March 28, 2020; (v) Consolidated Statements of Cash Flows for the three months ended April 3, 2021 and March 28, 2020; (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 11, 2021	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)