Form 10-Q
period 2021-07-03
DARLING INGREDIENTS INC.
filed 2021-08-10
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 3, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 162,069,796 shares of common stock, $0.01 par value, outstanding at August 5, 2021.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 3, 2021

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 3, 2021 and January 2, 2021
(in thousands, except share data)

	July 3, 2021	January 2, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$77,741	$81,617
Restricted cash	177	103
Accounts receivable, less allowance for bad debts of $9,340 at July 3, 2021 and $10,815 at January 2, 2021	433,441	405,387
Inventories	428,203	405,922
Prepaid expenses	58,648	47,793
Income taxes refundable	2,636	3,883
Other current assets	21,734	42,289
Total current assets	1,022,580	986,994
Property, plant and equipment, less accumulated depreciation of $1,787,515 at July 3, 2021 and $1,702,123 at January 2, 2021	1,846,814	1,863,814
Intangible assets, less accumulated amortization of $539,935 at July 3, 2021 and $568,086 at January 2, 2021	439,035	473,680
Goodwill	1,245,549	1,260,240
Investment in unconsolidated subsidiaries	1,037,436	804,682
Operating lease right-of-use assets	165,034	146,563
Other assets	61,000	60,682
Deferred income taxes	15,875	16,676
	$5,833,323	$5,613,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,603	$27,538
Accounts payable, principally trade	264,447	255,340
Income taxes payable	25,096	17,497
Current operating lease liabilities	40,228	39,459
Accrued expenses	320,838	335,471
Total current liabilities	692,212	675,305
Long-term debt, net of current portion	1,393,798	1,480,531
Long-term operating lease liabilities	126,527	109,707
Other non-current liabilities	115,510	117,371
Deferred income taxes	321,466	276,208
Total liabilities	2,649,513	2,659,122
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 171,587,023 and 169,880,238 shares issued at July 3, 2021 and January 2, 2021, respectively	1,716	1,699
Additional paid-in capital	1,617,953	1,597,429
Treasury stock, at cost; 9,536,153 and 7,679,849 shares at July 3, 2021 and January 2, 2021, respectively	(277,611)	(151,710)
Accumulated other comprehensive loss	(268,754)	(252,433)
Retained earnings	2,045,272	1,696,924
Total Darling's stockholders’ equity	3,118,576	2,891,909
Noncontrolling interests	65,234	62,300
Total stockholders' equity	3,183,810	2,954,209
	$5,833,323	$5,613,331
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended July 3, 2021 and June 27, 2020
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$1,198,669	$848,673	$2,245,385	$1,701,515
Costs and expenses:
Cost of sales and operating expenses	878,073	632,347	1,650,857	1,279,255
Loss/(gain) on sale of assets	(228)	27	(292)	88
Selling, general and administrative expenses	99,132	90,193	196,530	186,386
Restructuring and asset impairment charges	—	—	778	—
Depreciation and amortization	79,222	83,310	157,756	167,981
Total costs and expenses	1,056,199	805,877	2,005,629	1,633,710
Equity in net income of Diamond Green Diesel	125,788	63,492	228,013	161,312
Operating income	268,258	106,288	467,769	229,117

Other expense:
Interest expense	(15,268)	(17,920)	(31,696)	(37,010)
Foreign currency gain/(loss)	(684)	(1,134)	(1,094)	530
Other expense, net	(1,198)	(1,485)	(2,357)	(3,366)
Total other expense	(17,150)	(20,539)	(35,147)	(39,846)

Equity in net income of other unconsolidated subsidiaries	1,940	692	2,552	1,561
Income before income taxes	253,048	86,441	435,174	190,832

Income tax expense	54,979	19,946	83,687	38,246

Net income	198,069	66,495	351,487	152,586

Net income attributable to noncontrolling interests	(1,487)	(1,056)	(3,139)	(1,637)

Net income attributable to Darling	$196,582	$65,439	$348,348	$150,949

Basic income per share	$1.21	$0.40	$2.14	$0.93
Diluted income per share	$1.17	$0.39	$2.08	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months ended July 3, 2021 and June 27, 2020
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$198,069	$66,495	$351,487	$152,586
Other comprehensive income/(loss), net of tax:
Foreign currency translation	22,384	20,139	(15,838)	(45,097)
Pension adjustments	792	647	1,584	1,295
Soybean meal derivative adjustments	(17)	—	(274)	—
Corn option derivative adjustments	(356)	1,804	(1,156)	1,940
Heating oil derivative adjustments	(2,308)	(8,940)	1,156	1,930
Foreign exchange derivative adjustments	6,951	5,679	145	(3,472)
Total other comprehensive income/(loss), net of tax	27,446	19,329	(14,383)	(43,404)
Total comprehensive income	$225,515	$85,824	$337,104	$109,182
Comprehensive income attributable to noncontrolling interests	1,891	416	5,077	908
Comprehensive income attributable to Darling	$223,624	$85,408	$332,027	$108,274

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended July 3, 2021 and June 27, 2020
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 2, 2021	162,200,389	$1,699	$1,597,429	$(151,710)	$(252,433)	$1,696,924	$2,891,909	$62,300	$2,954,209
Net income	—	—	—	—	—	151,766	151,766	1,652	153,418
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(2,143)	(2,143)
Pension liability adjustments, net of tax	—	—	—	—	792	—	792	—	792
Heating oil derivative adjustments, net of tax	—	—	—	—	3,464	—	3,464	—	3,464
Corn option derivative adjustments, net of tax	—	—	—	—	(800)	—	(800)	—	(800)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(257)	—	(257)	—	(257)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(6,806)	—	(6,806)	—	(6,806)
Foreign currency translation adjustments	—	—	—	—	(39,756)	—	(39,756)	1,534	(38,222)
Issuance of non-vested stock	—	—	58	—	—	—	58	—	58
Stock-based compensation	—	—	8,357	—	—	—	8,357	—	8,357
Treasury stock	(684,674)	—	—	(48,141)	—	—	(48,141)	—	(48,141)
Issuance of common stock	1,639,151	16	6,001	—	—	—	6,017	—	6,017
Balances at April 3, 2021	163,154,866	$1,715	$1,611,845	$(199,851)	$(295,796)	$1,848,690	$2,966,603	$63,343	$3,029,946
Net income	—	—	—	—	—	196,582	196,582	1,487	198,069
Pension liability adjustments, net of tax	—	—	—	—	792	—	792	—	792
Heating oil derivative adjustments, net of tax	—	—	—	—	(2,308)	—	(2,308)	—	(2,308)
Corn option derivative adjustments, net of tax	—	—	—	—	(356)	—	(356)	—	(356)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(17)	—	(17)	—	(17)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	6,951	—	6,951	—	6,951
Foreign currency translation adjustments	—	—	—	—	21,980	—	21,980	404	22,384
Issuance of non-vested stock	—	—	41	—	—	—	41	—	41
Stock-based compensation	—	—	5,555	—	—	—	5,555	—	5,555
Treasury stock	(1,171,630)	—	—	(77,760)	—	—	(77,760)	—	(77,760)
Issuance of common stock	67,634	1	512	—	—	—	513	—	513
Balances at July 3, 2021	162,050,870	$1,716	$1,617,953	$(277,611)	$(268,754)	$2,045,272	$3,118,576	$65,234	$3,183,810

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
Six months ended July 3, 2021 and June 27, 2020
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 28, 2019	163,775,111	$1,686	$1,560,897	$(75,022)	$(321,847)	$1,400,105	$2,565,819	$77,531	$2,643,350
Net income	—	—	—	—	—	85,510	85,510	581	86,091
Deductions to noncontrolling interests	—	—	3,271	—	—	—	3,271	(13,146)	(9,875)
Pension liability adjustments, net of tax	—	—	—	—	648	—	648	—	648
Heating oil derivative adjustments, net of tax	—	—	—	—	10,870	—	10,870		10,870
Corn option derivative adjustments, net of tax	—	—	—	—	136	—	136	—	136
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Foreign currency translation adjustments	—	—	—	—	(65,147)	—	(65,147)	(89)	(65,236)
Issuance of non-vested stock	8,000	—	40	—	—	—	40	—	40
Stock-based compensation	—	—	10,778	—	—	—	10,778	—	10,778
Treasury stock	(2,372,876)	—	—	(60,082)	—	—	(60,082)	—	(60,082)
Issuance of common stock	447,729	5	868	—	—	—	873	—	873
Balances at March 28, 2020	161,857,964	$1,691	$1,575,854	$(135,104)	$(384,491)	$1,485,615	$2,543,565	$64,877	$2,608,442
Net income/(loss)	—	—	—	—	—	65,439	65,439	1,056	66,495
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(299)	(299)
Pension liability adjustments, net of tax	—	—	—	—	647	—	647	—	647
Heating oil derivative adjustments, net of tax	—	—	—	—	(8,940)	—	(8,940)	—	(8,940)
Corn option derivative adjustments, net of tax	—	—	—	—	1,804	—	1,804	—	1,804
Foreign exchange derivative adjustments, net of tax	—	—	—	—	5,679	—	5,679	—	5,679
Foreign currency translation adjustments	—	—	—	—	20,779	—	20,779	(640)	20,139
Issuance of non-vested stock	—	—	55	—	—	—	55	—	55
Stock-based compensation	—	—	4,693	—	—	—	4,693	—	4,693
Treasury stock	(72,540)	—	—	(1,572)	—	—	(1,572)	—	(1,572)
Issuance of common stock	172,852	1	1,210	—	—	—	1,211	—	1,211
Balances at June 27, 2020	161,958,276	$1,692	$1,581,812	$(136,676)	$(364,522)	$1,551,054	$2,633,360	$64,994	$2,698,354

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 3, 2021 and June 27, 2020
(in thousands)
(unaudited)

	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net Income	$351,487	$152,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,756	167,981
Loss (gain) on disposal of property, plant, equipment and other assets	(292)	88
Asset impairment	138	—
Deferred taxes	49,572	13,998
Decrease in long-term pension liability	(622)	(890)
Stock-based compensation expense	14,011	15,566
Write-off deferred loan costs	598	—
Deferred loan cost amortization	2,047	2,835
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(230,565)	(162,873)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	2,497	125,891
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(34,911)	26,077
Income taxes refundable/payable	9,116	6,119
Inventories and prepaid expenses	(39,992)	(35,413)
Accounts payable and accrued expenses	2,770	(33,375)
Other	14,327	(14,941)
Net cash provided by operating activities	297,937	263,649
Cash flows from investing activities:
Capital expenditures	(126,094)	(123,204)
Acquisitions, net of cash acquired	(2,059)	—
Investment in unconsolidated subsidiary	(4,449)	—
Gross proceeds from disposal of property, plant and equipment and other assets	3,064	1,053
Payments related to routes and other intangibles	(347)	(3,712)
Net cash used by investing activities	(129,885)	(125,863)
Cash flows from financing activities:
Proceeds from long-term debt	20,679	16,164
Payments on long-term debt	(73,393)	(18,239)
Borrowings from revolving credit facility	207,000	375,971
Payments on revolving credit facility	(220,000)	(405,800)
Net cash overdraft financing	16,487	(26,461)
Issuance of common stock	50	67
Repurchase of common stock	(75,663)	(55,044)
Minimum withholding taxes paid on stock awards	(43,853)	(4,863)
Acquisition of noncontrolling interest	—	(8,784)
Distributions to noncontrolling interests	(2,164)	(987)
Net cash used by financing activities	(170,857)	(127,976)
Effect of exchange rate changes on cash	(997)	(6,567)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,802)	3,243
Cash, cash equivalents and restricted cash at beginning of period	81,720	73,045
Cash, cash equivalents and restricted cash at end of period	$77,918	$76,288
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$1,101	$23
Cash paid during the period for:
Interest, net of capitalized interest	$29,928	$35,070
Income taxes, net of refunds	$25,270	$18,030
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$44,218	$28,801
Non-cash financing activities
Debt issued for assets	$60	$21

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
July 3, 2021
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and six month periods ended July 3, 2021 and June 27, 2020, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 2, 2021.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of July 3, 2021, and include the 13 and 26 weeks ended July 3, 2021, and the 13 and 26 weeks ended June 27, 2020.

(c)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended July 3, 2021 and June 27, 2020, the Company sold approximately $106.3 million and $86.3 million of its trade receivables and incurred approximately $0.2 million and $0.3 million in fees, which are recorded as interest expense, respectively. For the six months ended July 3, 2021 and June 27, 2020, the Company sold approximately $213.2 million and $170.8 million of its trade receivables and incurred approximately $0.5 million and $0.7 million in fees, which are recorded as interest expense, respectively.

(d)    Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when control of the promised finished product is transferred to the Company's customer.  See Note 18 (Revenue) to the Company's Consolidated Financial Statements included herein.

(e)    Use of Estimates

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

As a result of the current global COVID-19 pandemic, and related government imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the six months ended July 3, 2021, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the COVID-19 pandemic.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		July 3, 2021			June 27, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$196,582	163,023	$1.21	$65,439	162,154	$0.40
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,402			5,882
Less: Pro forma treasury shares		(828)			(2,037)
Diluted:
Net income attributable to Darling	$196,582	167,597	$1.17	$65,439	165,999	$0.39

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		July 3, 2021			June 27, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$348,348	162,974	$2.14	$150,949	162,814	$0.93
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,567			6,315
Less: Pro forma treasury shares		(868)			(2,166)
Diluted:
Net income attributable to Darling	$348,348	167,673	$2.08	$150,949	166,963	$0.90

For the three months ended July 3, 2021 and June 27, 2020, respectively, zero and 1,157,300 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended July 3, 2021 and June 27, 2020, respectively, 259,281 and 626,783 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended July 3, 2021 and June 27, 2020, respectively, zero and 576,911 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the six months ended July 3, 2021 and June 27, 2020, respectively, 234,527 and 540,776 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

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

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	June 30, 2021	December 31, 2020
Assets:
Total current assets	$464,631	$383,557
Property, plant and equipment, net	1,727,979	1,238,726
Other assets	35,369	36,082
Total assets	$2,227,979	$1,658,365
Liabilities and members' equity:
Total current portion of long term debt	$581	$517
Total other current liabilities	205,484	99,787
Total long term debt	8,635	8,705
Total other long term liabilities	8,555	3,758
Total members' equity	2,004,724	1,545,598
Total liabilities and members' equity	$2,227,979	$1,658,365

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Operating revenues	$571,859	$295,826	$1,003,492	$654,441
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	307,857	157,611	523,091	308,958
Depreciation, amortization and accretion expense	11,995	11,114	23,682	22,888
Total costs and expenses	319,852	168,725	546,773	331,846
Operating income	252,007	127,101	456,719	322,595
Other income	353	200	411	661
Interest and debt expense, net	(784)	(317)	(1,104)	(632)
Net income	$251,576	$126,984	$456,026	$322,624

As of July 3, 2021, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1,002.4 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $125.8 million and $63.5 million for the three months ended July 3, 2021 and June 27, 2020, respectively. The Company has recorded equity in net income from the DGD Joint Venture of approximately $228.0 million and $161.3 million for the six months ended July 3, 2021 and June 27, 2020, respectively. In December 2019, the blender tax credits for calendar year 2018 and 2019 were retroactively reinstated by the U.S. Congress. In addition, blenders tax credits were extended for calendar years 2020, 2021 and 2022. For the three months ended June 30, 2021 and June 30, 2020, the DGD Joint Venture recorded approximately $83.9 million and $72.2 million of blenders tax credits, respectively. For the six months ended June 30, 2021 and June 30, 2020, the DGD Joint Venture recorded approximately $162.9 million and $152.2 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the three and six months ended July 3, 2021, the Company did not receive any dividend distributions from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Inventories

A summary of inventories follows (in thousands):

	July 3, 2021	January 2, 2021
Finished product	$249,405	$233,044
Work in process	87,502	87,223
Raw material	40,688	36,746
Supplies and other	50,608	48,909
	$428,203	$405,922

(5)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	July 3, 2021	January 2, 2021
Indefinite Lived Intangible Assets
Trade names	$54,298	$55,349
	54,298	55,349
Finite Lived Intangible Assets:
Routes	347,800	397,342
Permits	484,720	494,191
Non-compete agreements	645	3,300
Trade names	65,675	65,675
Royalty, consulting, land use rights and leasehold	25,832	25,909
	924,672	986,417
Accumulated Amortization:
Routes	(164,454)	(203,392)
Permits	(324,845)	(315,246)
Non-compete agreements	(383)	(2,981)
Trade names	(42,760)	(39,491)
Royalty, consulting, land use rights and leasehold	(7,493)	(6,976)
	(539,935)	(568,086)
Total Intangible assets, less accumulated amortization	$439,035	$473,680

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles decreased in fiscal 2021 as a result of approximately $54.5 million of fully amortized asset retirements and a decrease from foreign currency translation. Amortization expense for the three months ended July 3, 2021 and June 27, 2020, was approximately $17.0 million and $18.0 million, respectively, and for the six months ended July 3, 2021 and June 27, 2020 was $34.0 million and $36.1 million, respectively.

(6)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 2, 2021
Goodwill	$830,321	$351,296	$126,578	$1,308,195
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	814,407	350,835	94,998	1,260,240
Goodwill acquired during year	40	—	161	201
Foreign currency translation	(2,675)	(8,712)	(3,505)	(14,892)
Balance at July 3, 2021
Goodwill	827,686	342,584	123,234	1,293,504
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	$811,772	$342,123	$91,654	$1,245,549

(7)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 3, 2021	January 2, 2021
Compensation and benefits	$97,495	$121,497
Accrued ad valorem, and franchise taxes	16,508	39,167
Accrued operating expenses	72,385	62,601
Other accrued expense	134,450	112,206
	$320,838	$335,471

(8)    Debt

Debt consists of the following (in thousands):

	July 3, 2021	January 2, 2021
Amended Credit Agreement:
Revolving Credit Facility	$42,000	$55,000

Term Loan B	250,000	300,000
Less unamortized deferred loan costs	(2,791)	(3,798)
Carrying value Term Loan B	247,209	296,202

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(5,358)	(5,747)
Carrying value 5.25% Senior Notes due 2027	494,642	494,253

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	608,833	632,163
Less unamortized deferred loan costs - Denominated in euro	(5,801)	(6,586)
Carrying value 3.625% Senior Notes due 2026	603,032	625,577

Other Notes and Obligations	48,518	37,037
	1,435,401	1,508,069
Less Current Maturities	41,603	27,538
	$1,393,798	$1,480,531

As of July 3, 2021, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. In addition, at July 3, 2021, the Company had finance lease obligations denominated in euros of approximately €2.6 million.

As of July 3, 2021, the Company had other notes and obligations of $48.5 million that consist of various overdraft facilities of approximately $20.6 million, a China working capital line of credit of approximately $17.8 million and other debt of approximately $10.1 million.

The interest rate applicable to any borrowings under the revolving credit facility is equal to either LIBOR/euro interbank offered rate/CDOR plus 1.50% per annum or base rate/Canadian prime rate plus 0.50% per annum, subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility is equal to the base rate plus 1.00% or LIBOR plus 2.00%.

As of July 3, 2021, the Company had $25.0 million outstanding under the revolver at base rate plus a margin of 0.50% per annum for a total of 3.75% per annum and $17.0 million outstanding under the revolver at LIBOR plus a margin of 1.50% per annum for a total of 1.58% per annum. The Company had $250.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 2.10% per annum. As of July 3, 2021, the Company had availability of $902.1 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities and letters of credit issued of $3.8 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $12.8 million at July 3, 2021.

As of July 3, 2021, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(9)    Income Taxes

The Company has provided income taxes for the three and six month periods ended July 3, 2021 and June 27, 2020, based on its estimate of the effective tax rate for the entire 2021 and 2020 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of July 3, 2021, the Company had $6.5 million of gross unrecognized tax benefits and $0.7 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that the Company's gross unrecognized tax benefits may decrease by up to $0.2 million, excluding interest and penalties. The possible change in unrecognized tax benefits relates to the expiration of certain statutes of limitation.

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

(10)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and six months ended July 3, 2021 and June 27, 2020 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$6	$8	$(2)	$(2)	$4	$6
Amortization of actuarial loss	1,053	854	(265)	(213)	788	641
Total defined benefit pension plans	1,059	862	(267)	(215)	792	647
Soybean meal option derivatives
Reclassified to earnings	32	—	(8)	—	24	—
Activity recognized in other comprehensive income/(loss)	(55)	—	14	—	(41)	—
Total soybean meal option derivatives	(23)	—	6	—	(17)	—
Corn option derivatives
Reclassified to earnings	6,743	639	(1,712)	(160)	5,031	479
Activity recognized in other comprehensive income/(loss)	(7,220)	1,768	1,833	(443)	(5,387)	1,325
Total corn option derivatives	(477)	2,407	121	(603)	(356)	1,804
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	(3,094)	(11,921)	786	2,981	(2,308)	(8,940)
Total heating oil derivatives	(3,094)	(11,921)	786	2,981	(2,308)	(8,940)
Foreign exchange derivatives
Reclassified to earnings	(838)	(4,835)	394	1,176	(444)	(3,659)
Activity recognized in other comprehensive income/(loss)	11,372	13,546	(3,977)	(4,208)	7,395	9,338
Total foreign exchange derivatives	10,534	8,711	(3,583)	(3,032)	6,951	5,679

Foreign currency translation	22,560	20,852	(176)	(713)	22,384	20,139

Other comprehensive income/(loss)	$30,559	$20,911	$(3,113)	$(1,582)	$27,446	$19,329

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$11	$16	$(3)	$(4)	$8	$12
Amortization of actuarial loss	2,105	1,708	(529)	(425)	1,576	1,283
Total defined benefit pension plans	2,116	1,724	(532)	(429)	1,584	1,295
Soybean meal option derivatives
Reclassified to earnings	(248)	—	63	—	(185)	—
Activity recognized in other comprehensive income/(loss)	(119)	—	30	—	(89)	—
Total soybean meal option derivatives	(367)	—	93	—	(274)	—
Corn option derivatives
Reclassified to earnings	10,663	939	(2,708)	(235)	7,955	704
Activity recognized in other comprehensive income/(loss)	(12,213)	1,649	3,102	(413)	(9,111)	1,236
Total corn option derivatives	(1,550)	2,588	394	(648)	(1,156)	1,940
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	1,550	2,573	(394)	(643)	1,156	1,930
Total heating oil derivatives	1,550	2,573	(394)	(643)	1,156	1,930
Foreign exchange derivatives
Reclassified to earnings	(614)	(5,247)	319	1,305	(295)	(3,942)
Activity recognized in other comprehensive income/(loss)	915	626	(475)	(156)	440	470
Total foreign exchange derivatives	301	(4,621)	(156)	1,149	145	(3,472)

Foreign currency translation	(17,177)	(45,035)	1,339	(62)	(15,838)	(45,097)

Other comprehensive income/(loss)	$(15,127)	$(42,771)	$744	$(633)	$(14,383)	$(43,404)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three and six months ended July 3, 2021 and June 27, 2020 as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	Statement of Operations Classification
Derivative instruments
Soybean meal derivatives	$(32)	$—	$248	$—	Net sales
Foreign exchange contracts	838	4,835	614	5,247	Net sales
Corn option derivatives	(6,743)	(639)	(10,663)	(939)	Cost of sales and operating expenses
	(5,937)	4,196	(9,801)	4,308	Total before tax
	1,326	(1,016)	2,326	(1,070)	Income taxes
	(4,611)	3,180	(7,475)	3,238	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(6)	$(8)	$(11)	$(16)	(a)
Amortization of actuarial loss	(1,053)	(854)	(2,105)	(1,708)	(a)
	(1,059)	(862)	(2,116)	(1,724)	Total before tax
	267	215	532	429	Income taxes
	(792)	(647)	(1,584)	(1,295)	Net of tax
Total reclassifications	$(5,403)	$2,533	$(9,059)	$1,943	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 12 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of July 3, 2021 as follows (in thousands):

	Six Months Ended July 3, 2021
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss January 2, 2021, attributable to Darling, net of tax	$(210,902)	$(3,214)	$(38,317)	$(252,433)
Other comprehensive loss before reclassifications	(15,838)	(7,604)	—	(23,442)
Amounts reclassified from accumulated other comprehensive loss	—	7,475	1,584	9,059
Net current-period other comprehensive income/(loss)	(15,838)	(129)	1,584	(14,383)
Noncontrolling interest	1,938	—	—	1,938
Accumulated Other Comprehensive loss July 3, 2021, attributable to Darling, net of tax	$(228,678)	$(3,343)	$(36,733)	$(268,754)

(11)    Stockholders' Equity

Fiscal 2021 Long-Term Incentive Opportunity Awards (2021 LTIP). On January 4, 2021, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2021 LTIP pursuant to which they awarded certain of the Company's key employees, 90,689 restricted stock units and 126,711 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2024, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase depending on the Company's ROGI relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies.

On August 3, 2020, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. During the first six months of fiscal 2021, $75.7 million of common stock was repurchased under the repurchase program. As of July 3, 2021, the Company had approximately $124.3 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2022.

(12)    Employee Benefit Plans

Net pension cost for the three and six months ended July 3, 2021 and June 27, 2020 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$796	$749	$1,581	$1,504
Interest cost	1,209	1,430	2,413	2,858
Expected return on plan assets	(2,328)	(2,032)	(4,649)	(4,071)
Amortization of prior service cost	6	8	11	16
Amortization of actuarial loss	1,053	854	2,105	1,708
Net pension cost	$736	$1,009	$1,461	$2,015

Based on actuarial estimates at July 3, 2021, the Company expects to contribute approximately $3.8 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended July 3, 2021 and June 27, 2020 of approximately $1.8 million and $2.4 million, respectively.

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

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During the first six months of fiscal 2021, the Company was notified by one of these multiemployer plans that the Company's withdrawal liability has increased and as a result the Company recorded an additional liability of approximately $1.3 million. As of July 3, 2021, the Company has an aggregate accrued liability of approximately $3.9 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(13)    Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward and option contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At July 3, 2021, the Company had corn option contracts, soybean meal forward contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Cash Flow Hedges

In fiscal 2020 and fiscal 2021, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2021. At July 3, 2021 and January 2, 2021, the aggregate fair value of these corn option contracts was approximately $8.2 million and $6.8 million, respectively. These amounts are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2020 and fiscal 2021, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At July 3, 2021 and January 2, 2021, the aggregate fair value of these foreign exchange contracts was approximately $9.8 million and $11.6 million, respectively. These amounts are included in other current assets, accrued expense and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2020 and fiscal 2021, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the third quarter of fiscal 2021. At July 3, 2021 and January 2, 2021, the aggregate fair value of the soybean meal contracts was less than $0.1 million and $0.4 million, respectively. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of July 3, 2021, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	31,305	Euro	4,740
Brazilian real	1,020,662	U.S. dollar	221,900
Euro	33,991	U.S. dollar	40,841
Euro	25,417	Polish zloty	114,000
Euro	6,168	Japanese yen	816,160
Euro	12,158	Chinese renminbi	94,047
Euro	13,852	Australian dollar	21,850
Euro	3,030	British pound	2,600
Euro	34	Canadian dollar	50
Polish zloty	1,825	U.S. dollar	483
Polish zloty	22,430	Euro	4,970
British pound	186	Euro	217
Japanese yen	318,582	U.S. dollar	2,901
U.S. dollar	605	Japanese yen	67,000
U.S. dollar	227,748	Euro	190,000

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at July 3, 2021 into earnings over the next 12 months will be approximately $3.1 million. As of July 3, 2021, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and six months ended July 3, 2021 and June 27, 2020 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Foreign exchange	Foreign currency loss	$2,581	$1,257	$7,970	$(38)
Foreign exchange	Net sales	(157)	(107)	572	623
Foreign exchange	Cost of sales and operating expenses	18	(170)	(426)	(1,057)
Foreign exchange	Selling, general and administrative expense	(3,262)	1,180	(731)	6,904
Corn options and futures	Net sales	(2,479)	935	(3,477)	1,790
Corn options and futures	Cost of sales and operating expenses	4,085	(1,245)	5,554	(3,086)
Heating oil swaps and options	Net sales	—	(38)	—	(38)
Total		$786	$1,812	$9,462	$5,098

At July 3, 2021, the Company had forward purchase agreements in place for purchases of approximately $92.0 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(14)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of July 3, 2021 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at July 3, 2021 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$13,299	$—	$13,299	$—
Total Assets	$13,299	$—	$13,299	$—

Liabilities:
Derivative instruments	$14,932	$—	$14,932	$—
5.25% Senior notes	524,350	—	524,350	—
3.625% Senior notes	614,921	—	614,921	—
Term loan B	249,375	—	249,375	—
Revolver debt	41,790	—	41,790	—
Total Liabilities	$1,445,368	$—	$1,445,368	$—

		Fair Value Measurements at January 2, 2021 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$17,358	$—	$17,358	$—
Total Assets	$17,358	$—	$17,358	$—

Liabilities:
Derivative instruments	$9,778	$—	$9,778	$—
5.25% Senior notes	531,300	—	531,300	—
3.625% Senior notes	646,323	—	646,323	—
Term loan B	298,500	—	298,500	—
Revolver debt	54,175	—	54,175	—
Total Liabilities	$1,540,076	$—	$1,540,076	$—

Derivative assets and liabilities consist of the Company’s corn option and future contracts, foreign currency forward and option contracts and soybean meal forward contracts which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 13 (Derivatives) to the Company's Consolidated Financial Statements included herein for discussion on the Company's derivatives.

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

(15)    Restructuring and Asset Impairment Charges

In December 2020, due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. In addition to charges incurred in fiscal 2020, the Company has incurred additional restructuring and asset impairment charges in fiscal 2021 related to the biodiesel facilities of approximately $0.8 million, with approximately $0.4 million of this amount being employee termination costs in Canada and the remainder representing charges to long-lived assets and other charges.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At July 3, 2021 and January 2, 2021, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $69.4 million and $66.2 million, respectively.  The Company has insurance recovery receivables of approximately $27.0 million as of July 3, 2021 and January 2, 2021, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter made no demand on the Company and laid out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The Company asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”). Subsequently, the EPA conducted a settlement analysis using a third-party allocator and offered early cash out settlements to those PRPs for whom the third-party allocator determined did not discharge any of the COCs. The Company participated in this allocation process, and in November 2019, received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the lower Passaic River area. The Company accepted this settlement offer, and the settlement became effective on April 16, 2021 following the completion of the EPA's administrative approval process and has been paid as of July 3, 2021. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Passaic

River. Furthermore, the Company's settlement with the EPA described above could preclude certain of the claims alleged by OCC against the Company. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 3, 2021
Net Sales	$771,932	$317,031	$109,706	$—	$1,198,669
Cost of sales and operating expenses	556,424	238,539	83,110	—	878,073
Gross Margin	215,508	78,492	26,596	—	320,596

Gain on sale of assets	(122)	(48)	(58)	—	(228)
Selling, general and administrative expenses	54,977	25,542	4,474	14,139	99,132
Depreciation and amortization	53,971	15,850	6,698	2,703	79,222
Equity in net income of Diamond Green Diesel	—	—	125,788	—	125,788
Segment operating income/(loss)	106,682	37,148	141,270	(16,842)	268,258

Equity in net income of other unconsolidated subsidiaries	1,940	—	—	—	1,940
Segment income/(loss)	108,622	37,148	141,270	(16,842)	270,198

Total other expense					(17,150)
Income before income taxes					$253,048

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 27, 2020
Net Sales	$503,690	$278,934	$66,049	$—	$848,673
Cost of sales and operating expenses	367,902	220,159	44,286	—	632,347
Gross Margin	135,788	58,775	21,763	—	216,326

Loss/(gain) on sale of assets	76	(48)	(1)	—	27
Selling, general and administrative expenses	50,484	22,564	3,953	13,192	90,193
Depreciation and amortization	52,683	19,972	7,980	2,675	83,310
Equity in net income of Diamond Green Diesel	—	—	63,492	—	63,492
Segment operating income/(loss)	32,545	16,287	73,323	(15,867)	106,288

Equity in net income of other unconsolidated subsidiaries	692	—	—	—	692
Segment income/(loss)	33,237	16,287	73,323	(15,867)	106,980

Total other expense					(20,539)
Income before income taxes					$86,441

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 3, 2021
Net Sales	$1,423,376	$615,096	$206,913	$—	$2,245,385
Cost of sales and operating expenses	1,031,005	464,952	154,900	—	1,650,857
Gross Margin	392,371	150,144	52,013	—	594,528

Loss/(gain) on sale of assets	(261)	7	(38)	—	(292)
Selling, general and administrative expenses	107,597	50,733	9,341	28,859	196,530
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	108,580	30,733	12,853	5,590	157,756
Equity in net income of Diamond Green Diesel	—	—	228,013	—	228,013
Segment operating income/(loss)	176,455	68,671	257,092	(34,449)	467,769

Equity in net income of other unconsolidated subsidiaries	2,552	—	—	—	2,552
Segment income/(loss)	179,007	68,671	257,092	(34,449)	470,321

Total other expense					(35,147)
Income before income taxes					$435,174

Segment assets at July 3, 2021	$2,748,192	$1,253,856	$1,348,148	$483,127	$5,833,323

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 27, 2020
Net Sales	$1,016,315	$549,228	$135,972	$—	$1,701,515
Cost of sales and operating expenses	756,355	425,589	97,311	—	1,279,255
Gross Margin	259,960	123,639	38,661	—	422,260

Loss/(gain) on sale of assets	126	(46)	8	—	88
Selling, general and administrative expenses	104,431	48,040	5,607	28,308	186,386
Depreciation and amortization	106,204	40,277	16,072	5,428	167,981
Equity in net income of Diamond Green Diesel	—	—	161,312	—	161,312
Segment operating income/(loss)	49,199	35,368	178,286	(33,736)	229,117

Equity in net income of other unconsolidated subsidiaries	1,561	—	—	—	1,561
Segment income/(loss)	50,760	35,368	178,286	(33,736)	230,678

Total other expense					(39,846)
Income before income taxes					$190,832

Segment assets at January 2, 2021	$2,708,922	$1,335,769	$1,160,132	$408,508	$5,613,331

(18)    Revenue

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and six months ended July 3, 2021 and June 27, 2020 (in thousands):

	Three Months Ended July 3, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$660,513	$79,165	$24	$739,702
Europe	104,397	165,654	109,682	379,733
China	3,746	52,092	—	55,838
South America	—	5,590	—	5,590
Other	3,276	14,530	—	17,806
Net sales	$771,932	$317,031	$109,706	$1,198,669

Major product types
Fats	$292,559	$41,111	$—	$333,670
Used cooking oil	86,437	—	—	86,437
Proteins	258,391	—	—	258,391
Bakery	79,202	—	—	79,202
Other rendering	45,452	—	—	45,452
Food ingredients	—	239,622	—	239,622
Bioenergy	—	—	109,682	109,682
Biofuels	—	—	24	24
Other	9,891	36,298	—	46,189
Net sales	$771,932	$317,031	$109,706	$1,198,669

	Six Months Ended July 3, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,209,528	$140,105	$3,374	$1,353,007
Europe	202,042	321,017	203,539	726,598
China	5,684	110,024	—	115,708
South America	—	16,044	—	16,044
Other	6,122	27,906	—	34,028
Net sales	$1,423,376	$615,096	$206,913	$2,245,385

Major product types
Fats	$521,565	$82,544	$—	$604,109
Used cooking oil	137,466	—	—	137,466
Proteins	513,898	—	—	513,898
Bakery	142,307	—	—	142,307
Other rendering	88,409	—	—	88,409
Food ingredients	—	469,164	—	469,164
Bioenergy	—	—	203,539	203,539
Biofuels	—	—	3,374	3,374
Other	19,731	63,388	—	83,119
Net sales	$1,423,376	$615,096	$206,913	$2,245,385

	Three Months Ended June 27, 2020
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$419,318	$58,548	$991	$478,857
Europe	78,466	157,326	65,058	300,850
China	3,354	45,043	—	48,397
South America	—	2,080	—	2,080
Other	2,552	15,937	—	18,489
Net sales	$503,690	$278,934	$66,049	$848,673

Major product types
Fats	$167,507	$31,839	$—	$199,346
Used cooking oil	39,007	—	—	39,007
Proteins	210,141	—	—	210,141
Bakery	37,964	—	—	37,964
Other rendering	39,464	—	—	39,464
Food ingredients	—	223,526	—	223,526
Bioenergy	—	—	65,058	65,058
Biofuels	—	—	991	991
Other	9,607	23,569	—	33,176
Net sales	$503,690	$278,934	$66,049	$848,673

	Six Months Ended June 27, 2020
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$846,781	$104,963	$6,391	$958,135
Europe	158,909	315,913	129,581	604,403
China	5,777	84,999	—	90,776
South America	—	12,666	—	12,666
Other	4,848	30,687	—	35,535
Net sales	$1,016,315	$549,228	$135,972	$1,701,515

Major product types
Fats	$330,791	$65,315	$—	$396,106
Used cooking oil	86,615	—	—	86,615
Proteins	406,121	—	—	406,121
Bakery	85,065	—	—	85,065
Other rendering	86,628	—	—	86,628
Food ingredients	—	438,319	—	438,319
Bioenergy	—	—	129,581	129,581
Biofuels	—	—	6,391	6,391
Other	21,095	45,594	—	66,689
Net sales	$1,016,315	$549,228	$135,972	$1,701,515

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2021 under these long-term supply contracts was approximately $40.7 million, with the remaining performance obligations to be recognized in future periods (generally 2 years) of approximately $140.6 million.

(19)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended July 3, 2021 and June 27, 2020, the Company has recorded sales to the DGD Joint Venture of approximately $109.8 million and $72.3 million, respectively. For the six months ended July 3, 2021 and June 27, 2020, the Company has recorded sales to the DGD Joint Venture of approximately $198.8 million and $134.4 million, respectively. At July 3, 2021 and January 2, 2021, the Company has $11.4 million and $14.2 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $9.8 million and $8.6 million of additional sales for the three months ended July 3, 2021 and June 27, 2020, respectively to defer the Company's portion of profit of approximately $2.4 million and $1.7 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at July 3, 2021 and June 27, 2020, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2022, unless extended by agreement of the parties. As of July 3, 2021, no amounts are owed to Darling Green under the DGD Loan Agreement.

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

In April 2021, in connection with the DGD Joint Venture’s expansion project at its Port Arthur, TX facility, it entered into two agreements (the “GTL Terminaling Agreements”) with GT Logistics, LLC (“GTL”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the GTL terminal facility by pipeline, thereby providing better logistical capabilities. As a condition to entering into the GTL Terminaling Agreements, GLT required that the Company and Valero guarantee their proportionate share, up to a maximum of approximately $160 million each, of the DGD Joint Venture’s obligations under the GTL Terminaling Agreements (the “GTL Guarantee”), subject to the conditions provided for in the GTL Terminaling Agreements. The maximum amount of the GTL Guarantee is reduced over the 20-year initial term of the GTL Terminaling Agreements as the termination fee under such agreements declines. The Company has not recorded any liability as a result of the GTL Guarantee, as the Company believes the likelihood of having to make any payments under the GTL Guarantee is remote.

(20)    New Accounting Pronouncements

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America and Europe into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe and North America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, (viii) the rearing and processing of black soldier fly larvae into specialty proteins for use in animal feed and pet food in North America, and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of renewable diesel and biodiesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements for the period ended July 3, 2021 included herein, (ii) the conversion of organic sludge and food waste into biogas in

Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

To date, these restrictions have not had a material impact on the Company’s operations, as the Company operates in industries that are deemed “critical” and “essential” under the rules imposing these restrictions; however, the Company did incur approximately $7.5 million of COVID-19 related charges globally in fiscal year 2020 and has incurred approximately $1.9 million in the first six months of fiscal 2021. The Company has implemented operational guidelines throughout the Company's organization consistent with the applicable governmental and regulatory policies in the geographies the Company operates intended to protect the Company's employees and prevent the spread of the virus in the Company's workplace, and to date, all of the Company's facilities are operational. In December 2020, several vaccines were first authorized for use against COVID-19 in the United States and internationally. As a result of the distribution of these vaccines, various of the government imposed movement restrictions and initiatives have begun to be relaxed in certain areas of the United States and abroad. Notwithstanding, the Company believes the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue. Among the items that could have a significant impact on the Company's future results is a reduction in the Company's raw material supply due to disruptions in the operations of the Company's third-party suppliers. Accordingly, while to date the Company has experienced no material negative effects on the Company's business and results of operations as a result of the current COVID-19 outbreak, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of the Company's supply chain partners and finished product customers, which ultimately could result in material negative effects on the Company's business and results of operations.

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

Results of Operations

Three Months Ended July 3, 2021 Compared to Three Months Ended June 27, 2020

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2021, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2021, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2020 are as follows:

	Avg. Price 2nd Quarter 2021	Avg. Price 2nd Quarter 2020	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 408.63/ton	$ 290.42/ton	$ 118.21/ton	40.7%
Feed Grade PM (Mid-South)	$ 339.31/ton	$ 269.07/ton	$ 70.24/ton	26.1%
Pet Food PM (Mid-South)	$ 823.18/ton	$ 679.08/ton	$ 144.10/ton	21.2%
Feather meal (Mid-South)	$ 465.50/ton	$ 300.90/ton	$ 164.60/ton	54.7%
BFT (Chicago)	$ 56.60/cwt	$ 29.95/cwt	$ 26.65/cwt	89.0%
YG (Illinois)	$ 42.47/cwt	$ 20.18/cwt	$ 22.29/cwt	110.5%
Corn (Illinois)	$ 6.84/bushel	$ 3.26/bushel	$ 3.58/bushel	109.8%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,168.00/MT	$ 562.00/MT	$ 606.00/MT	107.8%
Soy meal (CIF Rotterdam)	$ 473.00/MT	$ 352.00/MT	$ 121.00/MT	34.4%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2021, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2021.

	Avg. Price 2nd Quarter 2021	Avg. Price 1st Quarter 2021	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 408.63/ton	$ 386.97/ton	$ 21.66/ton	5.6%
Feed Grade PM (Mid-South)	$ 339.31/ton	$ 357.79/ton	$ (18.48)/ton	(5.2)%
Pet Food PM (Mid-South)	$ 823.18/ton	$ 845.08/ton	$ (21.90)/ton	(2.6)%
Feather meal (Mid-South)	$ 465.50/ton	$ 539.02/ton	$ (73.52)/ton	(13.6)%
BFT (Chicago)	$ 56.60/cwt	$ 46.42/cwt	$ 10.18/cwt	21.9%
YG (Illinois)	$ 42.47/cwt	$ 34.45/cwt	$ 8.02/cwt	23.3%
Corn (Illinois)	$ 6.84/bushel	$ 5.56/bushel	$ 1.28/bushel	23.0%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,168.00/MT	$ 1,084.00/MT	$ 84.00/MT	7.7%
Soy meal (CIF Rotterdam)	$ 473.00/MT	$ 535.00/MT	$ (62.00)/MT	(11.6)%

Segment Results

Segment operating income for the three months ended July 3, 2021 was $268.3 million, which reflects an increase of $162.0 million or 152.4% as compared to the three months ended June 27, 2020.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 3, 2021
Net Sales	$771,932	$317,031	$109,706	$—	$1,198,669
Cost of sales and operating expenses	556,424	238,539	83,110	—	878,073
Gross Margin	215,508	78,492	26,596	—	320,596

Gross Margin %	27.9%	24.8%	24.2%	—%	26.7%

Gain on sale of assets	(122)	(48)	(58)	—	(228)
Selling, general and administrative expenses	54,977	25,542	4,474	14,139	99,132
Depreciation and amortization	53,971	15,850	6,698	2,703	79,222
Equity in net income of Diamond Green Diesel	—	—	125,788	—	125,788
Segment operating income/(loss)	106,682	37,148	141,270	(16,842)	268,258

Equity in net income of other unconsolidated subsidiaries	1,940	—	—	—	1,940
Segment income/(loss)	108,622	37,148	141,270	(16,842)	270,198

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 27, 2020
Net Sales	$503,690	$278,934	$66,049	$—	$848,673
Cost of sales and operating expenses	367,902	220,159	44,286	—	632,347
Gross Margin	135,788	58,775	21,763	—	216,326

Gross Margin %	27.0%	21.1%	32.9%	—%	25.5%

Loss/(gain) on sale of assets	76	(48)	(1)	—	27
Selling, general and administrative expenses	50,484	22,564	3,953	13,192	90,193
Depreciation and amortization	52,683	19,972	7,980	2,675	83,310
Equity in net income of Diamond Green Diesel	—	—	63,492	—	63,492
Segment operating income/(loss)	32,545	16,287	73,323	(15,867)	106,288

Equity in net income of other unconsolidated subsidiaries	692	—	—	—	692
Segment income/(loss)	33,237	16,287	73,323	(15,867)	106,980

Feed Ingredients Segment

Raw material volume. In the three months ended July 3, 2021, the raw material processed by the Company's Feed Ingredients segment totaled approximately 2.19 million metric tons. Compared to the three months ended June 27, 2020, overall raw material volume processed in the Feed Ingredients segment increased approximately 1.7%.

Sales. During the three months ended July 3, 2021, net sales for the Feed Ingredients segment were $771.9 million as compared to $503.7 million during the three months ended June 27, 2020, an increase of approximately $268.2 million or 53.2%. Net sales for fats were approximately $292.5 million and $167.5 million for the three months ended July 3, 2021 and June 27, 2020, respectively. Protein net sales were approximately $258.4 million and $210.1 million for the three months ended July 3, 2021 and June 27, 2020, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $45.4 million and $39.5 million for the three months ended July 3, 2021 and June 27, 2020, respectively. Total rendering net sales were approximately $596.3 million and $417.1 million for the three months ended July 3, 2021 and June 27, 2020, respectively. Used cooking oil net sales were approximately $86.4 million and $39.0 million for the three months ended July 3, 2021 and June 27, 2020, respectively. Bakery net sales were approximately $79.3 million and $38.0 million for the three months ended July 3, 2021 and June 27, 2020, respectively, and other net sales, which includes trap services, were approximately $9.9 million and $9.6 million for the three months ended July 3, 2021 and June 27, 2020, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended June 27, 2020	167.5	210.1	39.5	$417.1	39.0	38.0	9.6	$503.7
Increase/(decrease) in sales volumes	0.6	(7.0)	—	(6.4)	7.3	3.1	—	4.0
Increase in finished product prices	117.5	45.3	—	162.8	39.4	38.2	—	240.4
Increase due to currency exchange rates	6.9	10.0	0.6	17.5	0.7	—	—	18.2
Other change	—	—	5.3	5.3	—	—	0.3	5.6
Total change	125.0	48.3	5.9	179.2	47.4	41.3	0.3	268.2
Net sales three months ended July 3, 2021	$292.5	$258.4	$45.4	$596.3	$86.4	$79.3	$9.9	$771.9

Margins. In the Feed Ingredients segment for the three months ended July 3, 2021, the gross margin percentage increased to 27.9% as compared to 27.0% for the comparable period of fiscal 2020. The increase is primarily due to higher overall finished product prices as compared to fiscal 2020.

Segment operating income. Feed Ingredients operating income for the three months ended July 3, 2021 was $106.7 million, an increase of $74.2 million or 228.3% as compared to the three months ended June 27, 2020. The increase is due to higher overall finished product prices as compared to fiscal 2020.

Food Ingredients Segment

Raw material volume. In the three months ended July 3, 2021, the raw material processed by the Company's Food Ingredients segment totaled approximately 274,000 metric tons. Compared to the three months ended June 27, 2020, overall raw material volume processed in the Food Ingredients segment increased approximately 3.4%.

Sales. Overall sales increased in the Food Ingredients segment primarily due to higher sales volumes in the collagen markets and higher edible fat prices.

Margins. In the Food Ingredients segment for the three months ended July 3, 2021, the gross margin percentage increased to 24.8% as compared to 21.1% for the comparable period of fiscal 2021. The increase is primarily due to higher overall finished product prices as compared to fiscal 2020.

Segment operating income. Food Ingredients operating income was $37.1 million for the three months ended July 3, 2021, an increase of $20.8 million or 127.6% as compared to the three months ended June 27, 2020. The increase is primarily due to higher sales volumes in North America and China collagen markets and higher fat prices in the edible fat market. This was partially offset by a weaker Brazilian real and lower volumes in Brazil as a result of the continuing COVID-19 pandemic in South America.

Fuel Ingredients Segment

Raw material volume. In the three months ended July 3, 2021, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 315,000 metric tons. Compared to the three months ended June 27, 2020, overall raw material volume processed in the Fuel Ingredients segment increased approximately 3.6%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes and prices in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended July 3, 2021, the gross margin percentage decreased to 24.2% as compared to 32.9% for the comparable period of fiscal 2020. The decrease is primarily due to higher raw material prices in Europe in fiscal 2021 as compared to fiscal 2020.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended July 3, 2021 was $141.3 million, an increase of $68.0 million or 92.8% as compared to the same period in fiscal 2020. The increase is primarily due to an increase in renewable identification number (RIN) prices, an increase in renewable diesel fuel prices and higher sales volumes resulting in an increase in blenders tax credits in fiscal 2021 as compared to the same period in fiscal 2020 at the DGD Joint Venture.

Foreign Currency Exchange

    During the second quarter of fiscal 2021, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2020. Using actual results for the three months ended July 3, 2021 and using the prior year's average currency rate for the three months ended June 27, 2020, foreign currency translation would result in a decrease in operating income of approximately $11.5 million. The average rate assumptions used in this calculation were the actual fiscal average rates for the three months ended July 3, 2021 of €1.00:USD$1.21 and CAD$1.00:USD$0.81 as compared to the average rates for the three months ended June 27, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.72, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $14.1 million during the three months ended July 3, 2021, compared to $13.2 million during the three months ended June 27, 2020, an increase of $0.9 million.  The increase is primarily due to an increase in insurance costs.

Depreciation and Amortization.  Depreciation and amortization charges remained at $2.7 million during the three months ended July 3, 2021, as compared to the same period in fiscal 2020.

Interest Expense. Interest expense was $15.3 million during the three months ended July 3, 2021, compared to $17.9 million during the three months ended June 27, 2020, a decrease of $2.6 million. The decrease is primarily due to lower Term loan B debt outstanding from partial pay-downs and lower interest on the Term loan B and revolver borrowings as a result of lower interest rates.

Foreign Currency Gain/(Loss).  Foreign currency losses were $0.7 million for the three months ended July 3, 2021 as compared to foreign currency losses of $1.1 million for the three months ended June 27, 2020. The decrease in foreign currency losses is due primarily to an increase in losses on the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2020.

Other Expense, net. Other expense was $1.2 million in the three months ended July 3, 2021, compared to other expense of $1.5 million for the three months ended June 27, 2020. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense as compared to the same period in fiscal 2020.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded income tax expense of $55.0 million for the three months ended July 3, 2021, compared to $19.9 million recorded in the three months ended June 27, 2020, an increase of $35.1 million, which is primarily due to increased pre-tax earnings of the Company for the three months ended July 3, 2021. The effective tax rate for the three months ended July 3, 2021 is 21.7%. The effective tax rate for the three months ended July 3, 2021 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, certain taxable income inclusion items in the U.S. based on foreign earnings and discrete items, including favorable settlements with tax authorities. The effective tax rate for the three months ended June 27, 2020 was 23.1%. The effective tax rate for the three months ended June 27, 2020 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, certain taxable income inclusion items in the U.S. based on foreign earnings, and compensation related expenses not deductible for tax purposes. The Company's effective tax rate excluding discrete items is 23.6% for the three months ended July 3, 2021, compared to 23.8% for the three months ended June 27, 2020.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiary. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at July 3, 2021.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Second Quarter 2021 As Compared to Second Quarter 2020

	Three Months Ended
(dollars in thousands)	July 3, 2021	June 27, 2020
Net income attributable to Darling	$196,582	$65,439
Depreciation and amortization	79,222	83,310
Interest expense	15,268	17,920
Income tax expense	54,979	19,946
Foreign currency loss	684	1,134
Other expense, net	1,198	1,485
Equity in net income of Diamond Green Diesel	(125,788)	(63,492)
Equity in net income of other unconsolidated subsidiaries	(1,940)	(692)
Net income attributable to non-controlling interests	1,487	1,056
Darling's Adjusted EBITDA	$221,692	$126,106

Foreign currency exchange impact (1)	(11,493)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$210,199	$126,106

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$132,001	$69,108

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$353,693	$195,214

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended July 3, 2021 of €1.00:USD$1.21 and CAD$1.00:USD$0.81 as compared to the average rate for the three months ended June 27, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.72, respectively.

Six Months Ended July 3, 2021 Compared to Six Months Ended June 27, 2020

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first six months of fiscal 2021, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2021, compared to average Jacobsen and Reuters prices for the first six months of fiscal 2020 are as follows:

	Avg. Price First Six Months 2021	Avg. Price First Six Months 2020	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 397.80/ton	$ 263.76/ton	$ 134.04/ton	50.8%
Feed Grade PM (Mid-South)	$ 348.55/ton	$ 247.40/ton	$ 101.15/ton	40.9%
Pet Food PM (Mid-South)	$ 834.13/ton	$ 609.76/ton	$ 224.37/ton	36.8%
Feather meal (Mid-South)	$ 502.26/ton	$ 291.70/ton	$ 210.56/ton	72.2%
BFT (Chicago)	$ 51.51/cwt	$ 31.32/cwt	$ 20.19/cwt	64.5%
YG (Illinois)	$ 38.46/cwt	$ 21.55/cwt	$ 16.91/cwt	78.5%
Corn (Illinois)	$ 6.20/bushel	$ 3.58/bushel	$ 2.62/bushel	73.2%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,126.00/MT	$ 643.00/MT	$ 483.00/MT	75.1%
Soy meal (CIF Rotterdam)	$ 504.00/MT	$ 356.00/MT	$ 148.00/MT	41.6%

Segment Results

Segment operating income for the six months ended July 3, 2021 was $467.8 million, which reflects an increase of $238.7 million or 104.2% as compared to the six months ended June 27, 2020.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 3, 2021
Net Sales	$1,423,376	$615,096	$206,913	$—	$2,245,385
Cost of sales and operating expenses	1,031,005	464,952	154,900	—	1,650,857
Gross Margin	392,371	150,144	52,013	—	594,528

Gross Margin %	27.6%	24.4%	25.1%	—%	26.5%

Loss/(gain) on sale of assets	(261)	7	(38)	—	(292)
Selling, general and administrative expenses	107,597	50,733	9,341	28,859	196,530
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	108,580	30,733	12,853	5,590	157,756
Equity in net income of Diamond Green Diesel	—	—	228,013	—	228,013
Segment operating income/(loss)	176,455	68,671	257,092	(34,449)	467,769

Equity in net income of other unconsolidated subsidiaries	2,552	—	—	—	2,552
Segment income/(loss)	179,007	68,671	257,092	(34,449)	470,321

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 27, 2020
Net Sales	$1,016,315	$549,228	$135,972	$—	$1,701,515
Cost of sales and operating expenses	756,355	425,589	97,311	—	1,279,255
Gross Margin	259,960	123,639	38,661	—	422,260

Gross Margin %	25.6%	22.5%	28.4%	—%	24.8%

Loss/(gain) on sale of assets	126	(46)	8	—	88
Selling, general and administrative expenses	104,431	48,040	5,607	28,308	186,386
Depreciation and amortization	106,204	40,277	16,072	5,428	167,981
Equity in net income of Diamond Green Diesel	—	—	161,312	—	161,312
Segment operating income/(loss)	49,199	35,368	178,286	(33,736)	229,117

Equity in net income of other unconsolidated subsidiaries	1,561	—	—	—	1,561
Segment income/(loss)	50,760	35,368	178,286	(33,736)	230,678

Feed Ingredients Segment

Raw material volume. In the six months ended July 3, 2021, the raw material processed by the Company's Feed Ingredients segment totaled approximately 4.43 million metric tons. Compared to the six months ended June 27, 2020, overall raw material volume processed in the Feed Ingredients segment increased approximately 0.6%.

Sales. During the six months ended July 3, 2021, net sales for the Feed Ingredients segment were $1,423.4 million as compared to $1,016.3 million during the six months ended June 27, 2020, an increase of approximately $407.1 million or 40.1%. Net sales for fats were approximately $521.6 million and $330.8 million for the six months ended July 3, 2021 and June 27, 2020, respectively. Protein net sales were approximately $513.9 million and $406.1 million for the six months ended July 3, 2021 and June 27, 2020, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $88.4 million and $86.6 million for the six months ended July 3, 2021 and June 27, 2020, respectively. Total rendering net sales were approximately $1,123.9 million and $823.5 million for the six months ended July 3, 2021 and June 27, 2020, respectively. Used cooking oil net sales were approximately $137.5 million and $86.6 million for the six months ended July 3, 2021 and June 27, 2020, respectively. Bakery net sales were approximately $142.3 million and $85.1 million for the six months ended July 3, 2021 and June 27, 2020, respectively, and other net sales, which includes trap services, were approximately $19.7 million and $21.1 million for the six months ended July 3, 2021 and June 27, 2020, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales six months ended June 27, 2020	330.8	406.1	86.6	$823.5	86.6	85.1	21.1	$1,016.3
Increase/(decrease) in sales volumes	5.5	(6.2)	—	(0.7)	1.3	2.2	—	2.8
Increase in finished product prices	174.6	96.6	—	271.2	48.7	55.0	—	374.9
Increase due to currency exchange rates	10.7	17.4	0.9	29.0	0.9	—	—	29.9
Other change	—	—	0.9	0.9	—	—	(1.4)	(0.5)
Total change	190.8	107.8	1.8	300.4	50.9	57.2	(1.4)	407.1
Net sales six months ended July 3, 2021	$521.6	$513.9	$88.4	$1,123.9	$137.5	$142.3	$19.7	$1,423.4

Margins. In the Feed Ingredients segment for the six months ended July 3, 2021, the gross margin percentage increased to 27.6% as compared to 25.6% for the comparable period of fiscal 2020. The increase is primarily due to higher overall finished product prices as compared to fiscal 2020.

Segment operating income. Feed Ingredients operating income for the six months ended July 3, 2021 was $176.5 million, an increase of $127.3 million or 258.7% as compared to the six months ended June 27, 2020. The increase is due to higher overall finished product prices as compared to fiscal 2020.

Food Ingredients Segment

Raw material volume. In the six months ended July 3, 2021, the raw material processed by the Company's Food Ingredients segment totaled approximately 548,000 metric tons. Compared to the six months ended June 27, 2020, overall raw material volume processed in the Food Ingredients segment increased approximately 4.2%.

Sales. Overall sales increased in the Food Ingredients segment primarily due to higher sales volumes in the collagen markets and higher edible fat prices.

Margins. In the Food Ingredients segment for the six months ended July 3, 2021 and June 27, 2020, the gross margin percentage increased to 24.4% as compared to 22.5% for the comparable period of fiscal 2020. The increase is primarily due to higher overall finished product prices as compared to fiscal 2020.

Segment operating income. Food Ingredients operating income was $68.7 million for the six months ended July 3, 2021, an increase of $33.3 million or 94.1% as compared to the six months ended June 27, 2020. The increase is primarily due to higher sales volumes in North America and China collagen markets and higher fat prices in the edible fat market. This was partially offset by a weaker Brazilian real and lower volumes in Brazil as a result of the COVID-19 pandemic in South America.

Fuel Ingredients Segment

Raw material volume. In the six months ended July 3, 2021, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 642,000 metric tons. Compared to the six months ended June 27, 2020, overall raw material volume processed in the Fuel Ingredients segment increased approximately 1.8%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes and prices in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the six months ended July 3, 2021, the gross margin percentage decreased to 25.1% as compared to 28.4% for the comparable period of fiscal 2020. The decrease is primarily due to higher raw material prices in Europe in fiscal 2021 as compared to fiscal 2020.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the six months ended July 3, 2021 was $257.1 million, an increase of $78.8 million or 44.2% as compared to the same period in fiscal 2020. The increase is primarily due to an increase in RIN prices, an increase in renewable diesel fuel prices and higher sales volumes resulting in an increase in blenders tax credits in fiscal 2021 as compared to the same period in fiscal 2020 at the DGD Joint Venture.

Foreign Currency Exchange

    During the first six months of fiscal 2021, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2020. Using actual results for the six months ended July 3, 2021 and using the prior year's average currency rate for the six months ended June 27, 2020, foreign currency translation would result in a decrease in operating income of approximately $19.5 million. The average rate assumptions used in this calculation were the actual fiscal average rates for the six months ended July 3, 2021 of €1.00:USD$1.20 and CAD$1.00:USD$0.80 as compared to the average rates for the six months ended June 27, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.73, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $28.9 million during the six months ended July 3, 2021, compared to $28.3 million during the six months ended June 27, 2020, an increase of $0.6 million.  The increase is primarily due to an increase in insurance costs and tax and license costs that were partially offset by a decrease in corporate related benefits, lower travel related costs and lower legal costs.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $0.2 million to $5.6 million during the six months ended July 3, 2021, as compared to $5.4 million during the six months ended June 27, 2020.

Interest Expense. Interest expense was $31.7 million during the six months ended July 3, 2021, compared to $37.0 million during the six months ended June 27, 2020, a decrease of $5.3 million. The decrease is primarily due to lower Term loan B debt outstanding from partial pay-downs and lower interest on the Term loan B and revolver borrowings as a result of lower interest rates.

Foreign Currency Gain/(Loss).  Foreign currency losses were $1.1 million for the six months ended July 3, 2021 as compared to foreign currency gains of $0.5 million for the six months ended June 27, 2020. The increase in foreign currency losses is due primarily to an increase in losses on the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2020.

Other Expense, net. Other expense was $2.4 million in the six months ended July 3, 2021, compared to other expense of $3.4 million for the six months ended June 27, 2020. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense and casualty losses as compared to the same period in fiscal 2020.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded income tax expense of $83.7 million for the six months ended July 3, 2021, compared to $38.2 million recorded in the six months ended June 27, 2020, an increase of $45.5 million, which is primarily due to increased pre-tax earnings of the Company for the first six months of fiscal 2021. The effective tax rate for the first six months of fiscal 2021 is 19.2%. The effective tax rate for the first six months of fiscal 2021 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, certain taxable income inclusion items in the U. S. based on foreign earnings, and discrete items, including excess tax benefits from stock-based compensation and favorable settlements with tax authorities. The effective tax rate for the first six months ended June 27, 2020 was 20.0%. The effective tax rate for the first six months ended June 27, 2020 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, certain taxable income inclusion items in the U.S. based on foreign earnings, and compensation related expenses not deductible for tax purposes. The Company's effective tax rate excluding discrete items is 22.1% for the six months ended July 3, 2021, compared to 21.1% for the six months ended June 27, 2020.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended July 3, 2021 Compared to the Three Months Ended June 27, 2020 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Six Months of Fiscal 2021 As Compared to First Six Months of Fiscal 2020

	Six Months Ended
(dollars in thousands)	July 3, 2021	June 27, 2020
Net income attributable to Darling	$348,348	$150,949
Depreciation and amortization	157,756	167,981
Interest expense	31,696	37,010
Income tax expense	83,687	38,246
Restructuring and asset impairment charges	778	—
Foreign currency loss/(gain)	1,094	(530)
Other expense, net	2,357	3,366
Equity in net income of Diamond Green Diesel	(228,013)	(161,312)
Equity in net income of other unconsolidated subsidiaries	(2,552)	(1,561)
Net income attributable to non-controlling interests	3,139	1,637
Darling's Adjusted EBITDA	$398,290	$235,786

Foreign currency exchange impact (1)	(19,542)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$378,748	$235,786

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$240,201	$172,742

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$638,491	$408,528

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the six months ended July 3, 2021 of €1.00:USD$1.20 and CAD$1.00:USD$0.80 as compared to the average rate for the six months ended June 27, 2020 of €1.00:USD$1.10 and CAD$1.00:USD$0.73, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at July 3, 2021. On July 3, 2021, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(5,358)
Carrying value of 5.25% Notes due 2027	$494,642

3.625 % Notes due 2026 - Denominated in euros	$608,833
Less unamortized deferred loan costs	(5,801)
Carrying value of 3.625% Notes due 2026	$603,032

Amended Credit Agreement:
Term Loan B	$250,000
Less unamortized deferred loan costs	(2,791)
Carrying value of Term Loan B	$247,209

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	52,096
Borrowings outstanding	42,000
Letters of credit issued	3,845
Availability	$902,059

Other Debt	$48,518

During the first six months of fiscal 2021, the U.S. dollar strengthened as compared to the euro at January 2, 2021. Using the euro based debt outstanding at July 3, 2021 and comparing the closing balance sheet rate at July 3, 2021 to the balance sheet rate at January 2, 2021, the U.S. dollar debt balances of euro based debt decreased by approximately $23.2 million at July 3, 2021. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at July 3, 2021 of €1.00:USD$1.1822 as compared to the closing balance sheet rate at January 2, 2021 of €1.00:USD$1.22750.

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

•As of July 3, 2021, the Company had availability of $902.1 million under the revolving credit facility, taking into account that the Company had $42.0 million in outstanding borrowings, $52.1 million in ancillary facilities and letters of credit issued of $3.8 million.

•As of July 3, 2021, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $275.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

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

Other debt consists of U.S and European overdraft ancillary facilities and finance lease obligations, note arrangements in Brazil, China and European notes that are not part of the Company's Amended Credit Agreement, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s July 3, 2021 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of July 3, 2021, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On July 3, 2021, the Company had working capital of $330.4 million and its working capital ratio was 1.48 to 1 compared to working capital of $311.7 million and a working capital ratio of 1.46 to 1 on January 2, 2021.  As of July 3, 2021, the Company had unrestricted cash of $77.7 million and funds available under the revolving credit facility of $902.1 million, compared to unrestricted cash of $81.6 million and funds available under the revolving credit facility of $893.9 million at January 2, 2021. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $297.9 million for the first six months ended July 3, 2021, as compared to net cash provided by operating activities of $263.6 million for the first six months ended June 27, 2020, an increase of $34.3 million due primarily to an increase in net income of approximately $198.9 million less a decrease in distributions from unconsolidated subsidiaries of approximately $123.4 million. Additionally, changes in operating assets and liabilities impacted cash provided by operating activities, which includes approximately $61.0 million of a decrease in cash provided by accounts receivable, approximately $4.6 million decrease in cash provided by inventory and prepaid expense, approximately $36.2 million of an increase in cash provided by accounts payable and accrued expenses and approximately $29.2 million of an increase in cash provided by other primarily from a reduction of foreign governmental sales taxes and hedging activities.  Cash used by investing activities was $129.9 million for the first six months ended July 3, 2021, compared to $125.9 million for the first six months ended June 27, 2020, an increase in cash used by investing activities of $4.0 million, primarily due to an increase in capital asset spending and payments for acquisitions.  Net cash used by financing activities was $170.9 million for the first six months ended July 3, 2021, compared to net cash used by financing activities of $128.0 million for the first six months ended June 27, 2020, an increase in net cash used by financing activities of $42.9 million, primarily due to an increase in payments for the repurchase of common stock and minimum withholding taxes on stock awards in the first six months ended July 3, 2021 compared to the first six months ended June 27, 2020.

Capital expenditures of $126.1 million were made during the first six months of fiscal 2021, compared to $123.2 million in the first six months of fiscal 2020, for a net increase of $2.9 million or 2.4%.  The Company expects to incur additional capital expenditures of approximately $186 million for the remainder of fiscal 2021 including compliance and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $13.9 million and $16.7 million during the first six months ended July 3, 2021 and June 27, 2020, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2021, the Company has accrued approximately $10.9 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at July 3, 2021.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.3 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has not made any tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended July 3, 2021. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended July 3, 2021 of approximately $1.8 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the current COVID-19 outbreak, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone as defined by the PPA. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During the first six months of fiscal 2021, the Company was notified by one of these multiemployer plans that the Company's withdrawal liability has increased and as a result the Company recorded an additional liability of approximately $1.3 million. As of July 3, 2021, the Company has an aggregate accrued liability of approximately $3.9 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant located adjacent to Valero's refinery in Norco, Louisiana (the “DGD Norco Facility”). The DGD Norco Facility reached mechanical completion and began the production of renewable diesel in late June 2013 and is currently capable of producing 290 million gallons of renewable diesel per year and certain other co-products. Effective May 1, 2019, the DGD LLC Agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the DGD Joint Venture’s ongoing expansion of the DGD Norco Facility, as further described below.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2022, unless extended by agreement of the parties. As of July 3, 2021, no amounts are owed to the DGD Lenders under the DGD Loan Agreement.

On March 30, 2021, the DGD Joint Venture entered into a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The new revolving credit facility matures March 30, 2024 and is non-recourse to the joint venture partners.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Norco Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Norco Facility including the Company's portion of cost overruns and working capital funding. As of July 3, 2021, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1,002.4 million included on the consolidated balance sheet.

The DGD Joint Venture began work on an expansion of the DGD Norco Facility in 2019, which is expected to increase its renewable diesel production by 400 million gallons per year and provide the capability to separate renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. In addition, the expansion project includes expanded inbound and outbound logistics, thereby improving feedstock sourcing flexibility as well as finished product marketing flexibility. The DGD Joint Venture estimates completion and startup of the expanded portion of the facility in the fourth quarter of 2021, and the total cost of the expansion project, including the naphtha production and improved logistics capability, is estimated to be approximately $1.1 billion. Based on forecasted margins as of the date of this report, the expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, the DGD LLC Agreement provides that until such time as the expansion of the DGD Norco Facility is complete and operational, the joint venture partners shall be required to make capital contributions or, if they agree, loans, to the DGD Joint Venture should the excess available cash in the DGD Joint Venture, as determined and in accordance with the DGD LLC Agreement, fall below $50 million. Additionally, in January 2021, the joint venture partners approved the construction of a new facility to be located next to Valero’s Port Arthur Refinery in Port Arthur, Texas, capable of producing 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD Norco Facility. The new plant is anticipated to commence operations in the first half of 2023 and the total cost of the expansion project is estimated to be approximately $1.45 billion. Once operational, the new plant is expected to increase the DGD Joint Venture’s total renewable diesel production capacity to almost 1.2 billion gallons per year. Based on forecasted margins as of the date of this report, the Port Arthur expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fully fund the project, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.

In April 2019, the joint venture partners adopted a distribution policy that, unless earlier terminated by the partners, will remain in place through the construction and completion of the DGD Norco Facility. Pursuant to the distribution policy, the DGD Joint Venture will make quarterly distributions to the partners to the extent that distributable cash (as determined in accordance with the policy) exceeds $50 million and the DGD Joint Venture’s forward looking cash forecast. During the six months ended July 3, 2021, the DGD Joint Venture has not made any distributions to the partners.
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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the current COVID-19 outbreak and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2021 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion projects or potential investments in additional renewable diesel and/or biofuel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2022, unless further extended or shortened by the Board of Directors. During the first six months of fiscal 2021, the Company has repurchased approximately $75.7 million of its common stock in the open market. As of July 3, 2021, the Company had approximately $124.3 million remaining in its share repurchase program.

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

Note Guarantees

The Company's 5.25% Notes and 3.625% Notes (see Note 8 (Debt) to the Company's Consolidated Financial Statements included herein) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which collectively constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National

LLC, Griffin Industries LLC and its subsidiary Craig Protein Division, Inc., DarPro Storage Solutions LLC, Darling Global Holdings Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc (collectively, the “Notes Guarantors”). In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial tables present summarized financial information for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated summarized financial information, which include summarized condensed consolidated balance sheets as of July 3, 2021 and January 2, 2021, and the summarized condensed consolidating statements of operations for the three and six months ended July 3, 2021 and June 27, 2020. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Summarized Financial Information

Condensed Balance Sheet Information
(in thousands)

July 3, 2021	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated

Current assets	$126,097	$1,001,696	$1,173,077	$(1,278,290)	$1,022,580
Noncurrent assets	6,853,868	2,458,768	4,056,583	(8,558,476)	4,810,743
Current liabilities	1,408,476	94,982	467,044	(1,278,290)	692,212
Noncurrent liabilities	1,346,476	33,369	802,074	(224,618)	1,957,301
Stockholders' equity	4,225,013	3,332,113	3,960,542	(8,333,858)	3,183,810

January 2, 2021

Current assets	$103,728	$881,669	$1,177,869	$(1,176,272)	$986,994
Noncurrent assets	6,476,886	2,465,785	3,753,644	(8,069,978)	4,626,337
Current liabilities	1,345,233	77,573	428,771	(1,176,272)	675,305
Noncurrent liabilities	1,254,518	19,755	826,157	(116,613)	1,983,817
Stockholders' equity	3,980,863	3,250,126	3,676,585	(7,953,365)	2,954,209

Condensed Statements of Operations Information
(in thousands)

For the three months ended July 3, 2021	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$289,197	$466,656	$522,983	$(80,167)	$1,198,669
Total costs and expenses	277,910	412,516	445,940	(80,167)	1,056,199
Equity in net income of Diamond Green Diesel	—	—	125,788	—	125,788
Operating income	11,287	54,140	202,831	—	268,258
Net income attributable to Darling	196,582	41,720	153,789	(195,509)	196,582

For the three months ended June 27, 2020
Net sales	$185,915	$310,650	$404,358	$(52,250)	$848,673
Total costs and expenses	202,744	283,207	372,176	(52,250)	805,877
Equity in net income of Diamond Green Diesel	—	—	63,492	—	63,492
Operating income (loss)	(16,829)	27,443	95,674	—	106,288
Net income attributable to Darling	65,439	21,063	67,785	(88,848)	65,439

Condensed Statements of Operations Information (continued)
(in thousands)

For the six months ended July 3, 2021	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$527,138	$870,402	$1,008,118	$(160,273)	$2,245,385
Total costs and expenses	524,852	768,041	873,009	(160,273)	2,005,629
Equity in net income of Diamond Green Diesel	—	—	228,013	—	228,013
Operating income	2,286	102,361	363,122	—	467,769
Net income attributable to Darling	348,348	81,987	282,506	(364,493)	348,348

For the six months ended June 27, 2020
Net sales	$366,834	$620,951	$809,383	$(95,653)	$1,701,515
Total costs and expenses	412,194	568,700	748,469	(95,653)	1,633,710
Equity in net income of Diamond Green Diesel	—	—	161,312	—	161,312
Operating income (loss)	(45,360)	52,251	222,226	—	229,117
Net income attributable to Darling	150,949	41,175	169,612	(210,787)	150,949

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $228.7 million of commodity products consisting of approximately $107.6 million of finished products, approximately $92.0 million of natural gas and diesel fuel and approximately $29.1 million of other commitments during the next four years, which are not included in liabilities on the Company’s balance sheet at July 3, 2021.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2021 and through fiscal 2024, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at July 3, 2021 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,845
Standby letters of credit (ancillary facility)	29,043
Foreign bank guarantees	12,833
Total other commercial commitments:	$45,721

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At July 3, 2021, the Company had corn option contracts, soybean meal forward contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2020 and fiscal 2021, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2021. As of July 3, 2021 and January 2, 2021 the aggregate fair value of these corn option contracts was approximately $8.2 million and $6.8 million, respectively. These amounts are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2020 and fiscal 2021, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. As of July 3, 2021 and January 2, 2021, the aggregate fair value of these foreign exchange contracts was approximately $9.8 million and $11.6 million, respectively and are included in other current assets, accrued expenses and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2020 and fiscal 2021, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the third quarter of fiscal 2021. As of July 3, 2021 and January 2, 2021, the aggregate fair value of the soybean meal contracts was less than $0.1 million and $0.4 million, respectively. The amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of July 3, 2021, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	31,305	Euro	4,740	5.93 - 6.98	$6,213
Brazilian real	1,020,662	U.S. dollar	221,900	3.35 - 6.25	221,900
Euro	33,991	U.S. dollar	40,841	1.18 - 1.24	40,841
Euro	25,417	Polish zloty	114,000	4.46 - 4.51	30,048
Euro	6,168	Japanese yen	816,160	128.22 - 133.91	7,292
Euro	12,158	Chinese renminbi	94,047	7.73 - 7.74	14,374
Euro	13,852	Australian dollar	21,850	1.58	16,376
Euro	3,030	British pound	2,600	0.86	3,582
Euro	34	Canadian dollar	50	1.47	40
Polish zloty	1,825	U.S. dollar	483	3.78	483
Polish zloty	22,430	Euro	4,970	4.51 - 4.52	5,859
British pound	186	Euro	217	0.86	256
Japanese yen	318,582	U.S. dollar	2,901	108.79 - 110.69	2,901
U.S. dollar	605	Japanese yen	67,000	110.71	605
U.S. dollar	227,748	Euro	190,000	1.20	227,748
					$578,518

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $2.0 million and are included in other current assets and accrued expenses at July 3, 2021.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at July 3, 2021. These contracts have an aggregate fair value of approximately $1.3 million and are included in other current assets and accrued expenses at July 3, 2021.

As of July 3, 2021, the Company had forward purchase agreements in place for purchases of approximately $92.0 million of natural gas and diesel fuel and approximately $29.1 million of other commitments during the next four years. As of July 3, 2021, the Company had forward purchase agreements in place for purchases of approximately $107.6 million of finished product in fiscal 2021.

Foreign Exchange

The Company has significant international operations and is subject to certain opportunities and risks, including currency fluctuations. As a result, the Company is affected by changes in foreign currency exchange rates, particularly with respect to the euro, Brazilian real, Canadian dollar, Australian dollar, Chinese renminbi, British pound, Polish zloty, and Japanese yen.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 3, 2021

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 16 (Contingencies) on pages 21 through 22 of this Form 10-Q and is incorporated herein by reference.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2020, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $200.0 million of the Company's common stock depending on market conditions. During the second quarter of fiscal 2021, the Company repurchased approximately $75.7 million worth of its common stock in the open market. As of July 3, 2021, the Company had approximately $124.3 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2022.

The following table is a summary of equity securities purchased by the Company during the second quarter of fiscal 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (5)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
April 2021:
April 4, 2021 through May 1, 2021	11,805		71.76	—	$200,000,000
May 2021:
May 2, 2021 through May 29, 2021	737,519	(3)	68.40	719,156	151,927,082
June 2021:
May 30, 2021 through July 3, 2021	422,306	(4)	64.58	422,088	124,359,544
Total	1,171,630		68.30	1,141,244	$124,359,544

(1)    All shares purchased during the second quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options).
(2)    The average price paid per share is calculated on a trade date basis and excludes commissions.
(3)    Includes 18,363 shares withheld for taxes on restricted stock and options.
(4)    Includes 218 shares withheld for taxes on restricted stock and options.
(5)    Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced, to repurchase up to an aggregate of $200.0 million of the Company's common stock over the period ending August 13, 2022, unless extended or shortened by the Board of Directors.

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of July 3, 2021 and January 2, 2021; (ii) Consolidated Statements of Operations for the three and six months ended July 3, 2021 and June 27, 2020; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended July 3, 2021 and June 27, 2020; (iv) Consolidated Statements of Stockholders' Equity for the six months ended July 3, 2021 and June 27, 2020; (v) Consolidated Statements of Cash Flows for the six months ended July 3, 2021 and June 27, 2020; (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 10, 2021	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)