Form 10-Q
period 2021-10-02
DARLING INGREDIENTS INC.
filed 2021-11-09
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 2, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 161,808,213 shares of common stock, $0.01 par value, outstanding at November 4, 2021.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2021

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 2, 2021 and January 2, 2021
(in thousands, except share data)

	October 2, 2021	January 2, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$67,188	$81,617
Restricted cash	172	103
Accounts receivable, less allowance for bad debts of $10,107 at October 2, 2021 and $10,815 at January 2, 2021	479,575	405,387
Inventories	476,295	405,922
Prepaid expenses	63,633	47,793
Income taxes refundable	3,060	3,883
Other current assets	13,721	42,289
Total current assets	1,103,644	986,994
Property, plant and equipment, less accumulated depreciation of $1,821,115 at October 2, 2021 and $1,702,123 at January 2, 2021	1,834,670	1,863,814
Intangible assets, less accumulated amortization of $552,288 at October 2, 2021 and $568,086 at January 2, 2021	417,409	473,680
Goodwill	1,232,179	1,260,240
Investment in unconsolidated subsidiaries	1,107,834	804,682
Operating lease right-of-use assets	160,660	146,563
Other assets	53,887	60,682
Deferred income taxes	15,437	16,676
	$5,925,720	$5,613,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$55,138	$27,538
Accounts payable, principally trade	272,844	255,340
Income taxes payable	34,623	17,497
Current operating lease liabilities	40,182	39,459
Accrued expenses	353,410	335,471
Total current liabilities	756,197	675,305
Long-term debt, net of current portion	1,325,736	1,480,531
Long-term operating lease liabilities	123,169	109,707
Other non-current liabilities	115,815	117,371
Deferred income taxes	335,566	276,208
Total liabilities	2,656,483	2,659,122
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 171,665,336 and 169,880,238 shares issued at October 2, 2021 and January 2, 2021, respectively	1,717	1,699
Additional paid-in capital	1,623,264	1,597,429
Treasury stock, at cost; 9,886,705 and 7,679,849 shares at October 2, 2021 and January 2, 2021, respectively	(302,188)	(151,710)
Accumulated other comprehensive loss	(309,353)	(252,433)
Retained earnings	2,192,084	1,696,924
Total Darling's stockholders’ equity	3,205,524	2,891,909
Noncontrolling interests	63,713	62,300
Total stockholders' equity	3,269,237	2,954,209
	$5,925,720	$5,613,331
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended October 2, 2021 and September 26, 2020
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$1,185,916	$850,569	$3,431,301	$2,552,084
Costs and expenses:
Cost of sales and operating expenses	859,604	638,368	2,510,461	1,917,623
Loss/(gain) on sale of assets	(501)	122	(793)	210
Selling, general and administrative expenses	97,275	89,993	293,805	276,379
Restructuring and asset impairment charges	—	—	778	—
Depreciation and amortization	77,826	85,730	235,582	253,711
Total costs and expenses	1,034,204	814,213	3,039,833	2,447,923
Equity in net income of Diamond Green Diesel	53,951	91,099	281,964	252,411
Operating income	205,663	127,455	673,432	356,572

Other expense:
Interest expense	(15,409)	(18,793)	(47,105)	(55,803)
Foreign currency loss	(205)	(1,239)	(1,299)	(709)
Other expense, net	(853)	(1,912)	(3,210)	(5,278)
Total other expense	(16,467)	(21,944)	(51,614)	(61,790)

Equity in net income of other unconsolidated subsidiaries	1,647	906	4,199	2,467
Income before income taxes	190,843	106,417	626,017	297,249

Income tax expense	42,637	4,812	126,324	43,058

Net income	148,206	101,605	499,693	254,191

Net income attributable to noncontrolling interests	(1,394)	(480)	(4,533)	(2,117)

Net income attributable to Darling	$146,812	$101,125	$495,160	$252,074

Basic income per share	$0.91	$0.62	$3.04	$1.55
Diluted income per share	$0.88	$0.61	$2.96	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months ended October 2, 2021 and September 26, 2020
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$148,206	$101,605	$499,693	$254,191
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(32,903)	37,854	(48,741)	(7,243)
Pension adjustments	791	648	2,375	1,943
Soybean meal derivative adjustments	(23)	—	(297)	—
Corn option derivative adjustments	3,628	(2,518)	2,472	(578)
Heating oil derivative adjustments	(6,490)	1,494	(5,334)	3,424
Foreign exchange derivative adjustments	(4,664)	1,412	(4,519)	(2,060)
Total other comprehensive income/(loss), net of tax	(39,661)	38,890	(54,044)	(4,514)
Total comprehensive income	$108,545	$140,495	$445,649	$249,677
Comprehensive income attributable to noncontrolling interests	2,332	456	7,409	1,364
Comprehensive income attributable to Darling	$106,213	$140,039	$438,240	$248,313

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended October 2, 2021 and September 26, 2020
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 2, 2021	162,200,389	$1,699	$1,597,429	$(151,710)	$(252,433)	$1,696,924	$2,891,909	$62,300	$2,954,209
Net income	—	—	—	—	—	151,766	151,766	1,652	153,418
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(2,143)	(2,143)
Pension liability adjustments, net of tax	—	—	—	—	792	—	792	—	792
Heating oil derivative adjustments, net of tax	—	—	—	—	3,464	—	3,464	—	3,464
Corn option derivative adjustments, net of tax	—	—	—	—	(800)	—	(800)	—	(800)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(257)	—	(257)	—	(257)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(6,806)	—	(6,806)	—	(6,806)
Foreign currency translation adjustments	—	—	—	—	(39,756)	—	(39,756)	1,534	(38,222)
Issuance of non-vested stock	—	—	58	—	—	—	58	—	58
Stock-based compensation	—	—	8,357	—	—	—	8,357	—	8,357
Treasury stock	(684,674)	—	—	(48,141)	—	—	(48,141)	—	(48,141)
Issuance of common stock	1,639,151	16	6,001	—	—	—	6,017	—	6,017
Balances at April 3, 2021	163,154,866	$1,715	$1,611,845	$(199,851)	$(295,796)	$1,848,690	$2,966,603	$63,343	$3,029,946
Net income	—	—	—	—	—	196,582	196,582	1,487	198,069
Pension liability adjustments, net of tax	—	—	—	—	792	—	792	—	792
Heating oil derivative adjustments, net of tax	—	—	—	—	(2,308)	—	(2,308)	—	(2,308)
Corn option derivative adjustments, net of tax	—	—	—	—	(356)	—	(356)	—	(356)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(17)	—	(17)	—	(17)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	6,951	—	6,951	—	6,951
Foreign currency translation adjustments	—	—	—	—	21,980	—	21,980	404	22,384
Issuance of non-vested stock	—	—	41	—	—	—	41	—	41
Stock-based compensation	—	—	5,555	—	—	—	5,555	—	5,555
Treasury stock	(1,171,630)	—	—	(77,760)	—	—	(77,760)	—	(77,760)
Issuance of common stock	67,634	1	512	—	—	—	513	—	513
Balances at July 3, 2021	162,050,870	$1,716	$1,617,953	$(277,611)	$(268,754)	$2,045,272	$3,118,576	$65,234	$3,183,810
Net income	—	—	—	—	—	146,812	146,812	1,394	148,206
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,853)	(3,853)
Pension liability adjustments, net of tax	—	—	—	—	791	—	791	—	791
Heating oil derivative adjustments, net of tax	—	—	—	—	(6,490)	—	(6,490)	—	(6,490)
Corn option derivative adjustments, net of tax	—	—	—	—	3,628	—	3,628	—	3,628
Soybean meal derivative adjustments, net of tax	—	—	—	—	(23)	—	(23)	—	(23)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(4,664)	—	(4,664)	—	(4,664)
Foreign currency translation adjustments	—	—	—	—	(33,841)	—	(33,841)	938	(32,903)
Issuance of non-vested stock	—	—	41	—	—	—	41	—	41
Stock-based compensation	—	—	4,361	—	—	—	4,361	—	4,361
Treasury stock	(350,552)	—	—	(24,577)	—	—	(24,577)	—	(24,577)
Issuance of common stock	78,313	1	909	—	—	—	910	—	910
Balances at October 2, 2021	161,778,631	$1,717	$1,623,264	$(302,188)	$(309,353)	$2,192,084	$3,205,524	$63,713	$3,269,237
The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
Nine months ended October 2, 2021 and September 26, 2020
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 28, 2019	163,775,111	$1,686	$1,560,897	$(75,022)	$(321,847)	$1,400,105	$2,565,819	$77,531	$2,643,350
Net income	—	—	—	—	—	85,510	85,510	581	86,091
Deductions to noncontrolling interests	—	—	3,271	—	—	—	3,271	(13,146)	(9,875)
Pension liability adjustments, net of tax	—	—	—	—	648	—	648	—	648
Heating oil derivative adjustments, net of tax	—	—	—	—	10,870	—	10,870		10,870
Corn option derivative adjustments, net of tax	—	—	—	—	136	—	136	—	136
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Foreign currency translation adjustments	—	—	—	—	(65,147)	—	(65,147)	(89)	(65,236)
Issuance of non-vested stock	8,000	—	40	—	—	—	40	—	40
Stock-based compensation	—	—	10,778	—	—	—	10,778	—	10,778
Treasury stock	(2,372,876)	—	—	(60,082)	—	—	(60,082)	—	(60,082)
Issuance of common stock	447,729	5	868	—	—	—	873	—	873
Balances at March 28, 2020	161,857,964	$1,691	$1,575,854	$(135,104)	$(384,491)	$1,485,615	$2,543,565	$64,877	$2,608,442
Net income	—	—	—	—	—	65,439	65,439	1,056	66,495
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(299)	(299)
Pension liability adjustments, net of tax	—	—	—	—	647	—	647	—	647
Heating oil derivative adjustments, net of tax	—	—	—	—	(8,940)	—	(8,940)	—	(8,940)
Corn option derivative adjustments, net of tax	—	—	—	—	1,804	—	1,804	—	1,804
Foreign exchange derivative adjustments, net of tax	—	—	—	—	5,679	—	5,679	—	5,679
Foreign currency translation adjustments	—	—	—	—	20,779	—	20,779	(640)	20,139
Issuance of non-vested stock	—	—	55	—	—	—	55	—	55
Stock-based compensation	—	—	4,693	—	—	—	4,693	—	4,693
Treasury stock	(72,540)	—	—	(1,572)	—	—	(1,572)	—	(1,572)
Issuance of common stock	172,852	1	1,210	—	—	—	1,211	—	1,211
Balances at June 27, 2020	161,958,276	$1,692	$1,581,812	$(136,676)	$(364,522)	$1,551,054	$2,633,360	$64,994	$2,698,354
Net income	—	—	—	—	—	101,125	101,125	480	101,605
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(4,181)	(4,181)
Pension liability adjustments, net of tax	—	—	—	—	648	—	648	—	648
Heating oil derivative adjustments, net of tax	—	—	—	—	1,494	—	1,494	—	1,494
Corn option derivative adjustment, net of tax	—	—	—	—	(2,518)	—	(2,518)	—	(2,518)
Foreign exchange derivative adjustment, net of tax	—	—	—	—	1,412	—	1,412	—	1,412
Foreign currency translation adjustments	—	—	—	—	37,878	—	37,878	(24)	37,854
Issuance of non-vested stock	—	—	56	—	—	—	56	—	56
Stock-based compensation	—	—	3,580	—	—	—	3,580	—	3,580
Treasury stock	(220,652)	—	—	(7,150)	—	—	(7,150)	—	(7,150)
Issuance of common stock	329,475	4	4,031	—	—	—	4,035	—	4,035
Balances at September 26, 2020	162,067,099	$1,696	$1,589,479	$(143,826)	$(325,608)	$1,652,179	$2,773,920	$61,269	$2,835,189

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended October 2, 2021 and September 26, 2020
(in thousands)
(unaudited)

	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net Income	$499,693	$254,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,582	253,711
Loss (gain) on disposal of property, plant, equipment and other assets	(793)	210
Asset impairment	138	—
Deferred taxes	67,272	13,362
Decrease in long-term pension liability	(1,118)	(7,960)
Stock-based compensation expense	18,413	19,202
Write-off deferred loan costs	1,130	2,419
Deferred loan cost amortization	3,044	4,242
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(286,163)	(254,878)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	3,322	207,165
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(85,822)	36,083
Income taxes refundable/payable	18,688	8,282
Inventories and prepaid expenses	(97,531)	(43,980)
Accounts payable and accrued expenses	46,912	(10,832)
Other	29,282	(10,804)
Net cash provided by operating activities	452,049	470,413
Cash flows from investing activities:
Capital expenditures	(191,738)	(184,919)
Acquisitions, net of cash acquired	(2,059)	—
Investment in Diamond Green Diesel	(25,000)	—
Investment in other unconsolidated subsidiaries	(4,449)	—
Gross proceeds from disposal of property, plant and equipment and other assets	3,805	1,291
Payments related to routes and other intangibles	(274)	(3,712)
Net cash used by investing activities	(219,715)	(187,340)
Cash flows from financing activities:
Proceeds from long-term debt	31,088	24,085
Payments on long-term debt	(131,224)	(171,640)
Borrowings from revolving credit facility	287,000	390,971
Payments on revolving credit facility	(309,000)	(415,800)
Net cash overdraft financing	29,034	(33,385)
Deferred loan costs	—	(3,688)
Issuance of common stock	50	67
Repurchase of common stock	(97,924)	(55,044)
Minimum withholding taxes paid on stock awards	(45,260)	(7,980)
Acquisition of noncontrolling interest	—	(8,784)
Distributions to noncontrolling interests	(3,853)	(6,253)
Net cash used by financing activities	(240,089)	(287,451)
Effect of exchange rate changes on cash	(6,605)	(2,712)
Net decrease in cash, cash equivalents and restricted cash	(14,360)	(7,090)
Cash, cash equivalents and restricted cash at beginning of period	81,720	73,045
Cash, cash equivalents and restricted cash at end of period	$67,360	$65,955
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$3,008	$(2,202)
Cash paid during the period for:
Interest, net of capitalized interest	$32,430	$39,481
Income taxes, net of refunds	$36,709	$24,868
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$50,883	$44,479
Non-cash financing activities
Debt issued for assets	$66	$21

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
October 2, 2021
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and nine month periods ended October 2, 2021 and September 26, 2020, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 2, 2021.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of October 2, 2021, and include the 13 and 39 weeks ended October 2, 2021, and the 13 and 39 weeks ended September 26, 2020.

(c)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended October 2, 2021 and September 26, 2020, the Company sold approximately $106.6 million and $76.2 million of its trade receivables and incurred approximately $0.3 million and $0.2 million in fees, which are recorded as interest expense, respectively. For the nine months ended October 2, 2021 and September 26, 2020, the Company sold approximately $319.8 million and $247.0 million of its trade receivables and incurred approximately $0.8 million and $0.9 million in fees, which are recorded as interest expense, respectively.

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

As a result of the current global COVID-19 pandemic, and related government imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the nine months ended October 2, 2021, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the COVID-19 pandemic.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		October 2, 2021			September 26, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$146,812	162,166	$0.91	$101,125	162,264	$0.62
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,403			6,543
Less: Pro forma treasury shares		(799)			(1,810)
Diluted:
Net income attributable to Darling	$146,812	166,770	$0.88	$101,125	166,997	$0.61

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		October 2, 2021			September 26, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$495,160	162,707	$3.04	$252,074	162,631	$1.55
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		5,512			6,391
Less: Pro forma treasury shares		(845)			(2,048)
Diluted:
Net income attributable to Darling	$495,160	167,374	$2.96	$252,074	166,974	$1.51

For the three months ended October 2, 2021 and September 26, 2020, respectively, zero and 550,934 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended October 2, 2021 and September 26, 2020, respectively, 187,484 and 342,003 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended October 2, 2021 and September 26, 2020, respectively, zero and 550,934 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the nine months ended October 2, 2021 and September 26, 2020, respectively, 216,622 and 474,520 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant located adjacent to Valero's refinery in Norco, Louisiana. The DGD Joint Venture reached mechanical completion and began the production of renewable diesel in late June 2013. Effective May 1, 2019, the limited liability company agreement was amended and restated for the purpose of updating the agreement in certain respects, including to remove certain provisions that were no longer relevant and to add new provisions relating to the expansion of the existing facility.

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	September 30, 2021	December 31, 2020
Assets:
Total current assets	$365,354	$383,557
Property, plant and equipment, net	2,192,808	1,238,726
Other assets	44,657	36,082
Total assets	$2,602,819	$1,658,365
Liabilities and members' equity:
Total current portion of long term debt	$106,423	$517
Total other current liabilities	228,657	99,787
Total long term debt	108,952	8,705
Total other long term liabilities	17,048	3,758
Total members' equity	2,141,739	1,545,598
Total liabilities and members' equity	$2,602,819	$1,658,365

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Operating revenues	$401,900	$346,276	$1,405,392	$1,000,717
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	281,848	153,406	804,939	462,364
Depreciation, amortization and accretion expense	10,991	10,772	34,673	33,660
Total costs and expenses	292,839	164,178	839,612	496,024
Operating income	109,061	182,098	565,780	504,693
Other income	113	415	524	1,076
Interest and debt expense, net	(1,272)	(315)	(2,376)	(947)
Net income	$107,902	$182,198	$563,928	$504,822

As of October 2, 2021, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1,072.6 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $54.0 million and $91.1 million for the three months ended October 2, 2021 and September 26, 2020, respectively. The Company has recorded equity in net income from the DGD Joint Venture of approximately $282.0 million and $252.4 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. In December 2019, the blender tax credits for calendar year 2018 and 2019 were retroactively reinstated by the U.S. Congress. In addition, blenders tax credits were extended for calendar years 2020, 2021 and 2022. For the three months ended September 30, 2021 and September 30, 2020, the DGD Joint Venture recorded approximately $61.7 million and $79.9 million of blenders tax credits, respectively. For the nine months ended September 30, 2021 and September 30, 2020, the DGD Joint Venture recorded approximately $224.6 million and $232.1 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the three months ended October 2, 2021, the Company made a $25.0 million capital contribution to the DGD Joint Venture. In the three and nine months ended October 2, 2021, the Company did not receive any dividend distributions from the DGD Joint Venture. Subsequent to October 2, 2021, each partner made a capital contribution of approximately $37.75 million.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Inventories

A summary of inventories follows (in thousands):

	October 2, 2021	January 2, 2021
Finished product	$294,220	$233,044
Work in process	83,940	87,223
Raw material	45,917	36,746
Supplies and other	52,218	48,909
	$476,295	$405,922

(5)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	October 2, 2021	January 2, 2021
Indefinite Lived Intangible Assets
Trade names	$53,778	$55,349
	53,778	55,349
Finite Lived Intangible Assets:
Routes	342,822	397,342
Permits	480,976	494,191
Non-compete agreements	645	3,300
Trade names	65,675	65,675
Royalty, consulting, land use rights and leasehold	25,801	25,909
	915,919	986,417
Accumulated Amortization:
Routes	(168,227)	(203,392)
Permits	(331,509)	(315,246)
Non-compete agreements	(412)	(2,981)
Trade names	(44,394)	(39,491)
Royalty, consulting, land use rights and leasehold	(7,746)	(6,976)
	(552,288)	(568,086)
Total Intangible assets, less accumulated amortization	$417,409	$473,680

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles decreased in fiscal 2021 as a result of approximately $54.5 million of fully amortized asset retirements and a decrease from foreign currency translation. Amortization expense for the three months ended October 2, 2021 and September 26, 2020, was approximately $16.8 million and $18.4 million, respectively, and for the nine months ended October 2, 2021 and September 26, 2020 was $50.8 million and $54.5 million, respectively.

(6)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 2, 2021
Goodwill	$830,321	$351,296	$126,578	$1,308,195
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	814,407	350,835	94,998	1,260,240
Goodwill acquired during year	40	—	161	201
Foreign currency translation	(9,959)	(13,061)	(5,242)	(28,262)
Balance at October 2, 2021
Goodwill	820,402	338,235	121,497	1,280,134
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	$804,488	$337,774	$89,917	$1,232,179

(7)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 2, 2021	January 2, 2021
Compensation and benefits	$112,841	$121,497
Accrued ad valorem, and franchise taxes	21,175	39,167
Accrued operating expenses	83,343	62,601
Other accrued expense	136,051	112,206
	$353,410	$335,471

(8)    Debt

Debt consists of the following (in thousands):

	October 2, 2021	January 2, 2021
Amended Credit Agreement:
Revolving Credit Facility	$33,000	$55,000

Term Loan B	200,000	300,000
Less unamortized deferred loan costs	(2,081)	(3,798)
Carrying value Term Loan B	197,919	296,202

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(5,159)	(5,747)
Carrying value 5.25% Senior Notes due 2027	494,841	494,253

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	597,297	632,163
Less unamortized deferred loan costs - Denominated in euro	(5,423)	(6,586)
Carrying value 3.625% Senior Notes due 2026	591,874	625,577

Other Notes and Obligations	63,240	37,037
	1,380,874	1,508,069
Less Current Maturities	55,138	27,538
	$1,325,736	$1,480,531

As of October 2, 2021, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. In addition, at October 2, 2021, the Company had finance lease obligations denominated in euros of approximately €2.5 million.

As of October 2, 2021, the Company had other notes and obligations of $63.2 million that consist of various overdraft facilities of approximately $32.9 million, a China working capital line of credit of approximately $19.2 million and other debt of approximately $11.1 million.

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

As of October 2, 2021, the Company had $33.0 million outstanding under the revolver at base rate plus a margin of 0.50% per annum for a total of 3.75% per annum. The Company had $200.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 2.09% per annum. As of October 2, 2021, the Company had availability of $912.6 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities and letters of credit issued of $4.1 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $11.8 million at October 2, 2021.

As of October 2, 2021, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(9)    Income Taxes

The Company has provided income taxes for the three and nine month periods ended October 2, 2021 and September 26, 2020, based on its estimate of the effective tax rate for the entire 2021 and 2020 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of October 2, 2021, the Company had $6.6 million of gross unrecognized tax benefits and $0.6 million of related accrued interest and penalties. The Company's gross unrecognized tax benefits are not expected to decrease within the next twelve months.

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

(10)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and nine months ended October 2, 2021 and September 26, 2020 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$5	$9	$(1)	$(2)	$4	$7
Amortization of actuarial loss	1,052	854	(265)	(213)	787	641
Total defined benefit pension plans	1,057	863	(266)	(215)	791	648
Soybean meal option derivatives
Reclassified to earnings	(19)	—	5	—	(14)	—
Activity recognized in other comprehensive income/(loss)	(12)	—	3	—	(9)	—
Total soybean meal option derivatives	(31)	—	8	—	(23)	—
Corn option derivatives
Reclassified to earnings	4,217	229	(1,072)	(57)	3,145	172
Activity recognized in other comprehensive income/(loss)	647	(3,588)	(164)	898	483	(2,690)
Total corn option derivatives	4,864	(3,359)	(1,236)	841	3,628	(2,518)
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	(8,699)	1,992	2,209	(498)	(6,490)	1,494
Total heating oil derivatives	(8,699)	1,992	2,209	(498)	(6,490)	1,494
Foreign exchange derivatives
Reclassified to earnings	(1,889)	(5,317)	565	385	(1,324)	(4,932)
Activity recognized in other comprehensive income/(loss)	(5,397)	7,486	2,057	(1,142)	(3,340)	6,344
Total foreign exchange derivatives	(7,286)	2,169	2,622	(757)	(4,664)	1,412

Foreign currency translation	(33,689)	39,237	786	(1,383)	(32,903)	37,854

Other comprehensive income/(loss)	$(43,784)	$40,902	$4,123	$(2,012)	$(39,661)	$38,890

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$16	$25	$(4)	$(6)	$12	$19
Amortization of actuarial loss	3,157	2,562	(794)	(638)	2,363	1,924
Total defined benefit pension plans	3,173	2,587	(798)	(644)	2,375	1,943
Soybean meal option derivatives
Reclassified to earnings	(267)	—	68	—	(199)	—
Activity recognized in other comprehensive income/(loss)	(131)	—	33	—	(98)	—
Total soybean meal option derivatives	(398)	—	101	—	(297)	—
Corn option derivatives
Reclassified to earnings	14,880	1,168	(3,780)	(292)	11,100	876
Activity recognized in other comprehensive income/(loss)	(11,566)	(1,939)	2,938	485	(8,628)	(1,454)
Total corn option derivatives	3,314	(771)	(842)	193	2,472	(578)
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	(7,149)	4,565	1,815	(1,141)	(5,334)	3,424
Total heating oil derivatives	(7,149)	4,565	1,815	(1,141)	(5,334)	3,424
Foreign exchange derivatives
Reclassified to earnings	(2,503)	(10,564)	884	1,690	(1,619)	(8,874)
Activity recognized in other comprehensive income/(loss)	(4,482)	8,112	1,582	(1,298)	(2,900)	6,814
Total foreign exchange derivatives	(6,985)	(2,452)	2,466	392	(4,519)	(2,060)

Foreign currency translation	(50,866)	(5,798)	2,125	(1,445)	(48,741)	(7,243)

Other comprehensive income/(loss)	$(58,911)	$(1,869)	$4,867	$(2,645)	$(54,044)	$(4,514)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three and nine months ended October 2, 2021 and September 26, 2020 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	Statement of Operations Classification
Derivative instruments
Soybean meal derivatives	$19	$—	$267	$—	Net sales
Foreign exchange contracts	1,889	5,317	2,503	10,564	Net sales
Corn option derivatives	(4,217)	(229)	(14,880)	(1,168)	Cost of sales and operating expenses
	(2,309)	5,088	(12,110)	9,396	Total before tax
	502	(328)	2,828	(1,398)	Income taxes
	(1,807)	4,760	(9,282)	7,998	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(5)	$(9)	$(16)	$(25)	(a)
Amortization of actuarial loss	(1,052)	(854)	(3,157)	(2,562)	(a)
	(1,057)	(863)	(3,173)	(2,587)	Total before tax
	266	215	798	644	Income taxes
	(791)	(648)	(2,375)	(1,943)	Net of tax
Total reclassifications	$(2,598)	$4,112	$(11,657)	$6,055	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 12 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of October 2, 2021 as follows (in thousands):

	Nine Months Ended October 2, 2021
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss January 2, 2021, attributable to Darling, net of tax	$(210,902)	$(3,214)	$(38,317)	$(252,433)
Other comprehensive loss before reclassifications	(48,741)	(16,960)	—	(65,701)
Amounts reclassified from accumulated other comprehensive loss	—	9,282	2,375	11,657
Net current-period other comprehensive income/(loss)	(48,741)	(7,678)	2,375	(54,044)
Noncontrolling interest	2,876	—	—	2,876
Accumulated Other Comprehensive loss October 2, 2021, attributable to Darling, net of tax	$(262,519)	$(10,892)	$(35,942)	$(309,353)

(11)    Stockholders' Equity

Fiscal 2021 Long-Term Incentive Opportunity Awards (2021 LTIP). On January 4, 2021, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2021 LTIP pursuant to which they awarded certain of the Company's key employees, 90,689 restricted stock units and 126,711 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2024, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase (up to 225%) depending on the Company's ROGI relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies.

On August 3, 2020, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. During the first nine months of fiscal 2021, $97.9 million of common stock was repurchased under the repurchase program. As of October 2, 2021, the Company had approximately $102.1 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2022.

(12)    Employee Benefit Plans

Net pension cost for the three and nine months ended October 2, 2021 and September 26, 2020 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$778	$764	$2,359	$2,268
Interest cost	1,203	1,425	3,616	4,283
Expected return on plan assets	(2,320)	(2,042)	(6,969)	(6,113)
Amortization of prior service cost	5	9	16	25
Amortization of actuarial loss	1,052	854	3,157	2,562
Net pension cost	$718	$1,010	$2,179	$3,025

Based on actuarial estimates at October 2, 2021, the Company expects to contribute approximately $3.7 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended October 2, 2021 and September 26, 2020 of approximately $2.8 million and $10.3 million, respectively.

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

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During the first nine months of fiscal 2021, the Company was notified by one of these multiemployer plans that the Company's withdrawal liability has increased and as a result the Company recorded an additional liability of approximately $1.3 million. As of October 2, 2021, the Company has an aggregate accrued liability of approximately $3.9 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(13)    Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices and energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes.  Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward and option contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. At October 2, 2021, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Cash Flow Hedges

In fiscal 2020 and fiscal 2021, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2022. At October 2, 2021 and January 2, 2021, the aggregate fair value of these corn option contracts was approximately $2.2 million and $6.8 million, respectively. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2020 and fiscal 2021, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. At October 2, 2021 and January 2, 2021, the aggregate fair value of these foreign exchange contracts was approximately $2.5 million and $11.6 million, respectively. These amounts are included in other current assets, accrued expense and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2020 and fiscal 2021, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the third quarter of fiscal 2021. At October 2, 2021 and January 2, 2021, the aggregate fair value of the soybean meal contracts was zero and $0.4 million, respectively. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of October 2, 2021, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	22,978	Euro	3,536
Brazilian real	1,116,635	U.S. dollar	237,950
Euro	33,298	U.S. dollar	39,070
Euro	24,960	Polish zloty	114,000
Euro	7,160	Japanese yen	929,960
Euro	20,692	Chinese renminbi	157,474
Euro	13,670	Australian dollar	21,850
Euro	2,810	British pound	2,400
Euro	34	Canadian dollar	50
Polish zloty	2,057	U.S. dollar	524
Polish zloty	20,589	Euro	4,483
British pound	179	Euro	210
Japanese yen	228,482	U.S. dollar	2,070
U.S. dollar	514	Japanese yen	57,000
U.S. dollar	293,089	Euro	250,000

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at October 2, 2021 into earnings over the next 12 months will be approximately $14.3 million. As of October 2, 2021, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and nine months ended October 2, 2021 and September 26, 2020 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Foreign exchange	Foreign currency loss	$5,656	$(1,957)	$13,626	$(1,995)
Foreign exchange	Net sales	323	(566)	895	57
Foreign exchange	Cost of sales and operating expenses	(98)	111	(524)	(946)
Foreign exchange	Selling, general and administrative expenses	2,732	1,187	2,001	8,091
Corn options and futures	Net sales	753	(914)	(2,724)	876
Corn options and futures	Cost of sales and operating expenses	(1,871)	754	3,683	(2,332)
Heating oil swaps and options	Net sales	—	—	—	(38)
Total		$7,495	$(1,385)	$16,957	$3,713

At October 2, 2021, the Company had forward purchase agreements in place for purchases of approximately $118.8 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(14)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of October 2, 2021 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at October 2, 2021 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$5,645	$—	$5,645	$—
Total Assets	$5,645	$—	$5,645	$—

Liabilities:
Derivative instruments	$8,516	$—	$8,516	$—
5.25% Senior notes	520,000	—	520,000	—
3.625% Senior notes	606,854	—	606,854	—
Term loan B	200,000	—	200,000	—
Revolver debt	32,505	—	32,505	—
Total Liabilities	$1,367,875	$—	$1,367,875	$—

		Fair Value Measurements at January 2, 2021 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$17,358	$—	$17,358	$—
Total Assets	$17,358	$—	$17,358	$—

Liabilities:
Derivative instruments	$9,778	$—	$9,778	$—
5.25% Senior notes	531,300	—	531,300	—
3.625% Senior notes	646,323	—	646,323	—
Term loan B	298,500	—	298,500	—
Revolver debt	54,175	—	54,175	—
Total Liabilities	$1,540,076	$—	$1,540,076	$—

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At October 2, 2021 and January 2, 2021, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $70.8 million and $66.2 million, respectively.  The Company has insurance recovery receivables of approximately $27.0 million as of October 2, 2021 and January 2, 2021, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 2, 2021
Net Sales	$769,626	$311,856	$104,434	$—	$1,185,916
Cost of sales and operating expenses	553,662	241,308	64,634	—	859,604
Gross Margin	215,964	70,548	39,800	—	326,312

Gain on sale of assets	(229)	(8)	(264)	—	(501)
Selling, general and administrative expenses	54,997	24,417	4,481	13,380	97,275
Depreciation and amortization	53,824	14,933	6,361	2,708	77,826
Equity in net income of Diamond Green Diesel	—	—	53,951	—	53,951
Segment operating income/(loss)	107,372	31,206	83,173	(16,088)	205,663

Equity in net income of other unconsolidated subsidiaries	1,647	—	—	—	1,647
Segment income/(loss)	109,019	31,206	83,173	(16,088)	207,310

Total other expense					(16,467)
Income before income taxes					$190,843

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 26, 2020
Net Sales	$483,025	$291,842	$75,702	$—	$850,569
Cost of sales and operating expenses	361,576	226,745	50,047	—	638,368
Gross Margin	121,449	65,097	25,655	—	212,201

Loss/(gain) on sale of assets	167	16	(61)	—	122
Selling, general and administrative expenses	49,028	23,366	5,038	12,561	89,993
Depreciation and amortization	53,764	20,648	8,633	2,685	85,730
Equity in net income of Diamond Green Diesel	—	—	91,099	—	91,099
Segment operating income/(loss)	18,490	21,067	103,144	(15,246)	127,455

Equity in net income of other unconsolidated subsidiaries	906	—	—	—	906
Segment income/(loss)	19,396	21,067	103,144	(15,246)	128,361

Total other expense					(21,944)
Income before income taxes					$106,417

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 2, 2021
Net Sales	$2,193,002	$926,952	$311,347	$—	$3,431,301
Cost of sales and operating expenses	1,584,667	706,260	219,534	—	2,510,461
Gross Margin	608,335	220,692	91,813	—	920,840

Gain on sale of assets	(490)	(1)	(302)	—	(793)
Selling, general and administrative expenses	162,594	75,150	13,822	42,239	293,805
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	162,404	45,666	19,214	8,298	235,582
Equity in net income of Diamond Green Diesel	—	—	281,964	—	281,964
Segment operating income/(loss)	283,827	99,877	340,265	(50,537)	673,432

Equity in net income of other unconsolidated subsidiaries	4,199	—	—	—	4,199
Segment income/(loss)	288,026	99,877	340,265	(50,537)	677,631

Total other expense					(51,614)
Income before income taxes					$626,017

Segment assets at October 2, 2021	$2,787,376	$1,213,831	$1,413,049	$511,464	$5,925,720

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 26, 2020
Net Sales	$1,499,340	$841,070	$211,674	$—	$2,552,084
Cost of sales and operating expenses	1,117,931	652,334	147,358	—	1,917,623
Gross Margin	381,409	188,736	64,316	—	634,461

Loss/(gain) on sale of assets	293	(30)	(53)	—	210
Selling, general and administrative expenses	153,459	71,406	10,645	40,869	276,379
Depreciation and amortization	159,968	60,925	24,705	8,113	253,711
Equity in net income of Diamond Green Diesel	—	—	252,411	—	252,411
Segment operating income/(loss)	67,689	56,435	281,430	(48,982)	356,572

Equity in net income of other unconsolidated subsidiaries	2,467	—	—	—	2,467
Segment income/(loss)	70,156	56,435	281,430	(48,982)	359,039

Total other expense					(61,790)
Income before income taxes					$297,249

Segment assets at January 2, 2021	$2,708,922	$1,335,769	$1,160,132	$408,508	$5,613,331

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and nine months ended October 2, 2021 and September 26, 2020 (in thousands):

	Three Months Ended October 2, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$647,114	$66,995	$2	$714,111
Europe	114,762	166,039	104,432	385,233
China	4,910	55,856	—	60,766
South America	—	8,943	—	8,943
Other	2,840	14,023	—	16,863
Net sales	$769,626	$311,856	$104,434	$1,185,916

Major product types
Fats	$307,929	$48,579	$—	$356,508
Used cooking oil	69,859	—	—	69,859
Proteins	257,991	—	—	257,991
Bakery	80,543	—	—	80,543
Other rendering	43,741	—	—	43,741
Food ingredients	—	231,645	—	231,645
Bioenergy	—	—	104,432	104,432
Biofuels	—	—	2	2
Other	9,563	31,632	—	41,195
Net sales	$769,626	$311,856	$104,434	$1,185,916

	Nine Months Ended October 2, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,856,642	$207,100	$3,376	$2,067,118
Europe	316,804	487,056	307,971	1,111,831
China	10,594	165,880	—	176,474
South America	—	24,987	—	24,987
Other	8,962	41,929	—	50,891
Net sales	$2,193,002	$926,952	$311,347	$3,431,301

Major product types
Fats	$829,494	$131,123	$—	$960,617
Used cooking oil	207,325	—	—	207,325
Proteins	771,889	—	—	771,889
Bakery	222,850	—	—	222,850
Other rendering	132,150	—	—	132,150
Food ingredients	—	700,809	—	700,809
Bioenergy	—	—	307,971	307,971
Biofuels	—	—	3,376	3,376
Other	29,294	95,020	—	124,314
Net sales	$2,193,002	$926,952	$311,347	$3,431,301

	Three Months Ended September 26, 2020
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$390,182	$66,554	$5,678	$462,414
Europe	85,803	152,372	70,024	308,199
China	4,310	43,491	—	47,801
South America	—	11,711	—	11,711
Other	2,730	17,714	—	20,444
Net sales	$483,025	$291,842	$75,702	$850,569

Major product types
Fats	$153,496	$35,108	$—	$188,604
Used cooking oil	45,659	—	—	45,659
Proteins	190,663	—	—	190,663
Bakery	44,402	—	—	44,402
Other rendering	39,041	—	—	39,041
Food ingredients	—	238,651	—	238,651
Bioenergy	—	—	70,024	70,024
Biofuels	—	—	5,678	5,678
Other	9,764	18,083	—	27,847
Net sales	$483,025	$291,842	$75,702	$850,569

	Nine Months Ended September 26, 2020
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,236,963	$171,517	$12,069	$1,420,549
Europe	244,712	468,285	199,605	912,602
China	10,087	128,490	—	138,577
South America	—	24,377	—	24,377
Other	7,578	48,401	—	55,979
Net sales	$1,499,340	$841,070	$211,674	$2,552,084

Major product types
Fats	$484,287	$100,423	$—	$584,710
Used cooking oil	132,274	—	—	132,274
Proteins	596,784	—	—	596,784
Bakery	129,467	—	—	129,467
Other rendering	125,669	—	—	125,669
Food ingredients	—	676,970	—	676,970
Bioenergy	—	—	199,605	199,605
Biofuels	—	—	12,069	12,069
Other	30,859	63,677	—	94,536
Net sales	$1,499,340	$841,070	$211,674	$2,552,084

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2021 under these long-term supply contracts was approximately $62.4 million, with the remaining performance obligations to be recognized in future periods (generally 2 years) of approximately $143.4 million.

(19)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended October 2, 2021 and September 26, 2020, the Company has recorded sales to the DGD Joint Venture of approximately $102.9 million and $69.0 million, respectively. For the nine months ended October 2, 2021 and September 26, 2020, the Company has recorded sales to the DGD Joint Venture of approximately $301.7 million and $203.4 million, respectively. At October 2, 2021 and January 2, 2021, the Company has $18.7 million and $14.2 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $21.6 million and $4.2 million of additional sales for the three months ended October 2, 2021 and September 26, 2020, respectively to defer the Company's portion of profit of approximately $5.5 million and $0.8 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at October 2, 2021 and September 26, 2020, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2022, unless extended by agreement of the parties. As of October 2, 2021, no amounts were owed to Darling Green under the DGD Loan Agreement. Subsequent to October 2, 2021, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment.

Guarantee Agreements

In February 2020, in connection with the DGD Joint Venture’s expansion project at its Norco, LA facility, it entered into two agreements (the “IMTT Terminaling Agreements”) with International-Matex Tank Terminals (“IMTT”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the IMTT terminal facility by pipeline, thereby providing better logistical capabilities.  As a condition to entering into the IMTT Terminaling Agreements, IMTT required that the Company and Valero guarantee their proportionate share, up to a maximum of approximately $50 million each, of the DGD Joint Venture’s obligations under the IMTT Terminaling Agreements (the “IMTT Guarantee”), subject to the conditions provided for in the IMTT Terminaling Agreements. The Company has not recorded any liability as a result of the IMTT Guarantee, as the Company believes the likelihood of having to make any payments under the IMTT Guarantee is remote.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements for the period ended October 2, 2021 included herein, (ii) the conversion of organic sludge and food waste into biogas in

Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

To date, these restrictions have not had a material impact on the Company’s operations, as the Company operates in industries that are deemed “critical” and “essential” under the rules imposing these restrictions; however, the Company did incur approximately $7.5 million of COVID-19 related charges globally in fiscal year 2020 and has incurred approximately $2.4 million in the first nine months of fiscal 2021. The Company has implemented operational guidelines throughout the Company's organization consistent with the applicable governmental and regulatory policies in the geographies the Company operates intended to protect the Company's employees and prevent the spread of the virus in the Company's workplace, and to date, all of the Company's facilities are operational. In December 2020, several vaccines were first authorized for use against COVID-19 in the United States and internationally. As a result of the distribution of these vaccines, various of the government imposed movement restrictions and initiatives have begun to be relaxed in certain areas of the United States and abroad. Notwithstanding, the Company believes the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue. Among the items that could have a significant impact on the Company's future results is a reduction in the Company's raw material supply due to disruptions in the operations of the Company's third-party suppliers. Accordingly, while to date the Company has experienced no material negative effects on the Company's business and results of operations as a result of the current COVID-19 outbreak, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of the Company's supply chain partners and finished product customers, which ultimately could result in material negative effects on the Company's business and results of operations.

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

Results of Operations

Three Months Ended October 2, 2021 Compared to Three Months Ended September 26, 2020

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2021, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2021, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2020 are as follows:

	Avg. Price 3rd Quarter 2021	Avg. Price 3rd Quarter 2020	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 385.53/ton	$ 212.91/ton	$ 172.62/ton	81.1%
Feed Grade PM (Mid-South)	$ 337.15/ton	$ 226.07/ton	$ 111.08/ton	49.1%
Pet Food PM (Mid-South)	$ 680.77/ton	$ 581.80/ton	$ 98.97/ton	17.0%
Feather meal (Mid-South)	$ 482.79/ton	$ 267.91/ton	$ 214.88/ton	80.2%
BFT (Chicago)	$ 66.75/cwt	$ 29.04/cwt	$ 37.71/cwt	129.9%
YG (Illinois)	$ 44.70/cwt	$ 19.48/cwt	$ 25.22/cwt	129.5%
Corn (Illinois)	$ 6.20/bushel	$ 3.55/bushel	$ 2.65/bushel	74.6%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,213.00/MT	$ 690.00/MT	$ 523.00/MT	75.8%
Soy meal (CIF Rotterdam)	$ 469.00/MT	$ 379.00/MT	$ 90.00/MT	23.7%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2021, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2021.

	Avg. Price 3rd Quarter 2021	Avg. Price 2nd Quarter 2021	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 385.53/ton	$ 408.63/ton	$ (23.10)/ton	(5.7)%
Feed Grade PM (Mid-South)	$ 337.15/ton	$ 339.31/ton	$ (2.16)/ton	(0.6)%
Pet Food PM (Mid-South)	$ 680.77/ton	$ 823.18/ton	$ (142.41)/ton	(17.3)%
Feather meal (Mid-South)	$ 482.79/ton	$ 465.50/ton	$ 17.29/ton	3.7%
BFT (Chicago)	$ 66.75/cwt	$ 56.60/cwt	$ 10.15/cwt	17.9%
YG (Illinois)	$ 44.70/cwt	$ 42.47/cwt	$ 2.23/cwt	5.3%
Corn (Illinois)	$ 6.20/bushel	$ 6.84/bushel	$ (0.64)/bushel	(9.4)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,213.00/MT	$ 1,168.00/MT	$ 45.00/MT	3.9%
Soy meal (CIF Rotterdam)	$ 469.00/MT	$ 473.00/MT	$ (4.00)/MT	(0.8)%

Segment Results

Segment operating income for the three months ended October 2, 2021 was $205.7 million, which reflects an increase of $78.2 million or 61.3% as compared to the three months ended September 26, 2020.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 2, 2021
Net Sales	$769,626	$311,856	$104,434	$—	$1,185,916
Cost of sales and operating expenses	553,662	241,308	64,634	—	859,604
Gross Margin	215,964	70,548	39,800	—	326,312

Gross Margin %	28.1%	22.6%	38.1%	—%	27.5%

Gain on sale of assets	(229)	(8)	(264)	—	(501)
Selling, general and administrative expenses	54,997	24,417	4,481	13,380	97,275
Depreciation and amortization	53,824	14,933	6,361	2,708	77,826
Equity in net income of Diamond Green Diesel	—	—	53,951	—	53,951
Segment operating income/(loss)	107,372	31,206	83,173	(16,088)	205,663

Equity in net income of other unconsolidated subsidiaries	1,647	—	—	—	1,647
Segment income/(loss)	109,019	31,206	83,173	(16,088)	207,310

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 26, 2020
Net Sales	$483,025	$291,842	$75,702	$—	$850,569
Cost of sales and operating expenses	361,576	226,745	50,047	—	638,368
Gross Margin	121,449	65,097	25,655	—	212,201

Gross Margin %	25.1%	22.3%	33.9%	—%	24.9%

Loss/(gain) on sale of assets	167	16	(61)	—	122
Selling, general and administrative expenses	49,028	23,366	5,038	12,561	89,993
Depreciation and amortization	53,764	20,648	8,633	2,685	85,730
Equity in net income of Diamond Green Diesel	—	—	91,099	—	91,099
Segment operating income/(loss)	18,490	21,067	103,144	(15,246)	127,455

Equity in net income of other unconsolidated subsidiaries	906	—	—	—	906
Segment income/(loss)	19,396	21,067	103,144	(15,246)	128,361

Feed Ingredients Segment

Raw material volume. In the three months ended October 2, 2021, the raw material processed by the Company's Feed Ingredients segment totaled approximately 2.22 million metric tons. Compared to the three months ended September 26, 2020, overall raw material volume processed in the Feed Ingredients segment increased approximately 1.9%.

Sales. During the three months ended October 2, 2021, net sales for the Feed Ingredients segment were $769.6 million as compared to $483.0 million during the three months ended September 26, 2020, an increase of approximately $286.6 million or 59.3%. Net sales for fats were approximately $307.9 million and $153.5 million for the three months ended October 2, 2021 and September 26, 2020, respectively. Protein net sales were approximately $258.0 million and $190.7 million for the three months ended October 2, 2021 and September 26, 2020, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $43.7 million and $39.0 million for the three months ended October 2, 2021 and September 26, 2020, respectively. Total rendering net sales were approximately $609.6 million and $383.2 million for the three months ended October 2, 2021 and September 26, 2020, respectively. Used cooking oil net sales were approximately $69.9 million and $45.7 million for the three months ended October 2, 2021 and September 26, 2020, respectively. Bakery net sales were approximately $80.6 million and $44.4 million for the three months ended October 2, 2021 and September 26, 2020, respectively, and other net sales, which includes trap services, were approximately $9.5 million and $9.7 million for the three months ended October 2, 2021 and September 26, 2020, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended September 26, 2020	153.5	190.7	39.0	$383.2	45.7	44.4	9.7	$483.0
Increase/(decrease) in sales volumes	(7.5)	5.0	—	(2.5)	(0.7)	(0.2)	—	(3.4)
Increase in finished product prices	159.7	60.3	—	220.0	24.4	36.4	—	280.8
Increase due to currency exchange rates	2.2	2.0	0.2	4.4	0.5	—	—	4.9
Other change	—	—	4.5	4.5	—	—	(0.2)	4.3
Total change	154.4	67.3	4.7	226.4	24.2	36.2	(0.2)	286.6
Net sales three months ended October 2, 2021	$307.9	$258.0	$43.7	$609.6	$69.9	$80.6	$9.5	$769.6

Margins. In the Feed Ingredients segment for the three months ended October 2, 2021, the gross margin percentage increased to 28.1% as compared to 25.1% for the comparable period of fiscal 2020. The increase is primarily due to higher overall finished product prices as compared to fiscal 2020.

Segment operating income. Feed Ingredients operating income for the three months ended October 2, 2021 was $107.4 million, an increase of $88.9 million or 480.5% as compared to the three months ended September 26, 2020. The increase is due to higher overall finished product prices as compared to fiscal 2020.

Food Ingredients Segment

Raw material volume. In the three months ended October 2, 2021, the raw material processed by the Company's Food Ingredients segment totaled approximately 275,000 metric tons. Compared to the three months ended September 26, 2020, overall raw material volume processed in the Food Ingredients segment increased approximately 4.0%.

Sales. Overall sales increased in the Food Ingredients segment primarily due to higher collagen sales prices and higher edible fat prices that more than offset overall lower sales volumes.

Margins. In the Food Ingredients segment for the three months ended October 2, 2021, the gross margin percentage increased to 22.6% as compared to 22.3% for the comparable period of fiscal 2021. The increase is primarily due to higher overall finished product prices as compared to fiscal 2020.

Segment operating income. Food Ingredients operating income was $31.2 million for the three months ended October 2, 2021, an increase of $10.1 million or 47.9% as compared to the three months ended September 26, 2020. The increase is primarily due to higher sales prices in Europe, North America and China collagen markets and higher fat prices in the edible fat market. This was partially offset by a weaker Brazilian real and lower volumes in Brazil as a result of the continuing COVID-19 pandemic in South America. In addition, segment operating income increased as a result of lower depreciation expense.

Fuel Ingredients Segment

Raw material volume. In the three months ended October 2, 2021, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 304,000 metric tons. Compared to the three months ended September 26, 2020, overall raw material volume processed in the Fuel Ingredients segment decreased approximately 6.1%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales prices in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended October 2, 2021, the gross margin percentage increased to 38.1% as compared to 33.9% for the comparable period of fiscal 2020. The increase is primarily due to alternative fuel mixture credits recorded in the current period as a reduction to other operating expenses that more than offset considerably higher raw material prices in Europe in fiscal 2021 as compared to fiscal 2020.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended October 2, 2021 was $83.2 million, a decrease of $19.9 million or (19.3)% as compared to the same period in fiscal 2020. The decrease is primarily attributed to downtime at the DGD Joint Venture facility due to Hurricane Ida in fiscal 2021 as compared to the same period in fiscal 2020.

Foreign Currency Exchange

    During the third quarter of fiscal 2021, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2020. Using actual results for the three months ended October 2, 2021 and using the prior year's average currency rate for the three months ended September 26, 2020, foreign currency translation would result in a decrease in operating income of approximately $2.2 million. The average rate assumptions used in this calculation were the actual fiscal average rates for the three months ended October 2, 2021 of €1.00:USD$1.18 and CAD$1.00:USD$0.79 as compared to the average rates for the three months ended September 26, 2020 of €1.00:USD$1.17 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $13.4 million during the three months ended October 2, 2021, compared to $12.6 million during the three months ended September 26, 2020, an increase of $0.8 million.  The increase is primarily due to an increase in corporate related benefits.

Depreciation and Amortization.  Depreciation and amortization charges remained at $2.7 million during the three months ended October 2, 2021, as compared to the same period in fiscal 2020.

Interest Expense. Interest expense was $15.4 million during the three months ended October 2, 2021, compared to $18.8 million during the three months ended September 26, 2020, a decrease of $3.4 million. The decrease is primarily due to lower amortization of deferred loan costs and lower interest on the Term loan B as a result of partial note pay-downs.

Foreign Currency Loss.  Foreign currency losses were $0.2 million for the three months ended October 2, 2021 as compared to foreign currency losses of $1.2 million for the three months ended September 26, 2020. The decrease in foreign currency losses is due primarily to a decrease in losses on the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2020.

Other Expense, net. Other expense was $0.9 million in the three months ended October 2, 2021, compared to other expense of $1.9 million for the three months ended September 26, 2020. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense and casualty loss as compared to the same period in fiscal 2020.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $42.6 million for the three months ended October 2, 2021, compared to $4.8 million recorded in the three months ended September 26, 2020, an increase of $37.8 million, which is primarily due to increased pre-tax earnings of the Company for the three months ended October 2, 2021 and certain discrete items recognized during the three months ended September 26, 2020 including an adjustment to an unrecognized tax position and the favorable impact of federal income tax regulations allowing taxpayers to exclude certain high-taxed income from their Global Intangible Low-Tax Income (“GILTI") computations. The effective tax rate for the three months ended October 2, 2021 is 22.3%. The effective tax rate for the three months ended October 2, 2021 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and certain taxable income inclusion items in the U.S. based on foreign earnings. The effective tax rate for the three months ended September 26, 2020 was 4.5%. The effective tax rate for the three months ended September 26, 2020 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, compensation related expenses not deductible for tax purposes, and discrete items, including the recognition of a previously unrecognized tax benefit and the favorable impact of the final U.S. GILTI regulations related to the High-Tax Exclusion. The Company's effective tax rate excluding discrete items is 22.2% for the three months ended October 2, 2021, compared to 13.2% for the three months ended September 26, 2020.

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

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at October 2, 2021.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Third Quarter 2021 As Compared to third Quarter 2020

	Three Months Ended
(dollars in thousands)	October 2, 2021	September 26, 2020
Net income attributable to Darling	$146,812	$101,125
Depreciation and amortization	77,826	85,730
Interest expense	15,409	18,793
Income tax expense	42,637	4,812
Foreign currency loss	205	1,239
Other expense, net	853	1,912
Equity in net income of Diamond Green Diesel	(53,951)	(91,099)
Equity in net income of other unconsolidated subsidiaries	(1,647)	(906)
Net income attributable to non-controlling interests	1,394	480
Darling's Adjusted EBITDA	$229,538	$122,086

Foreign currency exchange impact (1)	(2,249)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$227,289	$122,086

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$60,026	$96,435

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$289,564	$218,521

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended October 2, 2021 of €1.00:USD$1.18 and CAD$1.00:USD$0.79 as compared to the average rate for the three months ended September 26, 2020 of €1.00:USD$1.17 and CAD$1.00:USD$0.75, respectively.

Nine Months Ended October 2, 2021 Compared to Nine Months Ended September 26, 2020

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first nine months of fiscal 2021, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2021, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2020 are as follows:

	Avg. Price First Nine Months 2021	Avg. Price First Nine Months 2020	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 393.71/ton	$ 246.81/ton	$ 146.90/ton	59.5%
Feed Grade PM (Mid-South)	$ 344.75/ton	$ 240.29/ton	$ 104.46/ton	43.5%
Pet Food PM (Mid-South)	$ 783.01/ton	$ 600.44/ton	$ 182.57/ton	30.4%
Feather meal (Mid-South)	$ 495.77/ton	$ 283.77/ton	$ 212.00/ton	74.7%
BFT (Chicago)	$ 56.59/cwt	$ 30.56/cwt	$ 26.03/cwt	85.2%
YG (Illinois)	$ 40.54/cwt	$ 20.86/cwt	$ 19.68/cwt	94.3%
Corn (Illinois)	$ 6.20/bushel	$ 3.57/bushel	$ 2.63/bushel	73.7%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,155.00/MT	$ 659.00/MT	$ 496.00/MT	75.3%
Soy meal (CIF Rotterdam)	$ 492.00/MT	$ 363.00/MT	$ 129.00/MT	35.5%

Segment Results

Segment operating income for the nine months ended October 2, 2021 was $673.4 million, which reflects an increase of $316.8 million or 88.8% as compared to the nine months ended September 26, 2020.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 2, 2021
Net Sales	$2,193,002	$926,952	$311,347	$—	$3,431,301
Cost of sales and operating expenses	1,584,667	706,260	219,534	—	2,510,461
Gross Margin	608,335	220,692	91,813	—	920,840

Gross Margin %	27.7%	23.8%	29.5%	—%	26.8%

Gain on sale of assets	(490)	(1)	(302)	—	(793)
Selling, general and administrative expenses	162,594	75,150	13,822	42,239	293,805
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	162,404	45,666	19,214	8,298	235,582
Equity in net income of Diamond Green Diesel	—	—	281,964	—	281,964
Segment operating income/(loss)	283,827	99,877	340,265	(50,537)	673,432

Equity in net income of other unconsolidated subsidiaries	4,199	—	—	—	4,199
Segment income/(loss)	288,026	99,877	340,265	(50,537)	677,631

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 26, 2020
Net Sales	$1,499,340	$841,070	$211,674	$—	$2,552,084
Cost of sales and operating expenses	1,117,931	652,334	147,358	—	1,917,623
Gross Margin	381,409	188,736	64,316	—	634,461

Gross Margin %	25.4%	22.4%	30.4%	—%	24.9%

Loss/(gain) on sale of assets	293	(30)	(53)	—	210
Selling, general and administrative expenses	153,459	71,406	10,645	40,869	276,379
Depreciation and amortization	159,968	60,925	24,705	8,113	253,711
Equity in net income of Diamond Green Diesel	—	—	252,411	—	252,411
Segment operating income/(loss)	67,689	56,435	281,430	(48,982)	356,572

Equity in net income of other unconsolidated subsidiaries	2,467	—	—	—	2,467
Segment income/(loss)	70,156	56,435	281,430	(48,982)	359,039

Feed Ingredients Segment

Raw material volume. In the nine months ended October 2, 2021, the raw material processed by the Company's Feed Ingredients segment totaled approximately 6.65 million metric tons. Compared to the nine months ended September 26, 2020, overall raw material volume processed in the Feed Ingredients segment increased approximately 1.0%.

Sales. During the nine months ended October 2, 2021, net sales for the Feed Ingredients segment were $2,193.0 million as compared to $1,499.3 million during the nine months ended September 26, 2020, an increase of approximately $693.7 million or 46.3%. Net sales for fats were approximately $829.5 million and $484.3 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. Protein net sales were approximately $771.9 million and $596.8 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. Other rendering net sales, which include hides, pet food and service charges, were approximately $132.1 million and $125.6 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. Total rendering net sales were approximately $1,733.5 million and $1,206.7 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. Used cooking oil net sales were approximately $207.4 million and $132.3 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. Bakery net sales were approximately $222.9 million and $129.5 million for the nine months ended October 2, 2021 and September 26, 2020, respectively, and other net sales, which includes trap services, were approximately $29.2 million and $30.8 million for the nine months ended October 2, 2021 and September 26, 2020, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales nine months ended September 26, 2020	484.3	596.8	125.6	$1,206.7	132.3	129.5	30.8	$1,499.3
Increase/(decrease) in sales volumes	(2.0)	(1.2)	—	(3.2)	0.6	1.9	—	(0.7)
Increase in finished product prices	334.2	156.8	—	491.0	73.1	91.5	—	655.6
Increase due to currency exchange rates	13.0	19.5	1.1	33.6	1.4	—	—	35.0
Other change	—	—	5.4	5.4	—	—	(1.6)	3.8
Total change	345.2	175.1	6.5	526.8	75.1	93.4	(1.6)	693.7
Net sales nine months ended October 2, 2021	$829.5	$771.9	$132.1	$1,733.5	$207.4	$222.9	$29.2	$2,193.0

Margins. In the Feed Ingredients segment for the nine months ended October 2, 2021, the gross margin percentage increased to 27.7% as compared to 25.4% for the comparable period of fiscal 2020. The increase is primarily due to higher overall finished product prices as compared to fiscal 2020.

Segment operating income. Feed Ingredients operating income for the nine months ended October 2, 2021 was $283.8 million, an increase of $216.1 million or 319.2% as compared to the nine months ended September 26, 2020. The increase is due to higher overall finished product prices as compared to fiscal 2020.

Food Ingredients Segment

Raw material volume. In the nine months ended October 2, 2021, the raw material processed by the Company's Food Ingredients segment totaled approximately 823,000 metric tons. Compared to the nine months ended September 26, 2020, overall raw material volume processed in the Food Ingredients segment increased approximately 4.1%.

Sales. Overall sales increased in the Food Ingredients segment primarily due to higher sales volumes and sales prices in the collagen markets and higher edible fat prices.

Margins. In the Food Ingredients segment for the nine months ended October 2, 2021 and September 26, 2020, the gross margin percentage increased to 23.8% as compared to 22.4% for the comparable period of fiscal 2020. The increase is primarily due to higher overall finished product prices as compared to fiscal 2020.

Segment operating income. Food Ingredients operating income was $99.9 million for the nine months ended October 2, 2021, an increase of $43.5 million or 77.1% as compared to the nine months ended September 26, 2020. The increase is primarily due to higher sales volumes and prices in Europe, North America and China collagen markets and higher fat prices in the edible fat market. This was partially offset by a weaker Brazilian real and lower volumes in Brazil as a result of the COVID-19 pandemic in South America. In addition, segment operating income increased as a result of lower depreciation expense.

Fuel Ingredients Segment

Raw material volume. In the nine months ended October 2, 2021, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 946,000 metric tons. Compared to the nine months ended September 26, 2020, overall raw material volume processed in the Fuel Ingredients segment decreased approximately 0.9%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes and prices in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the nine months ended October 2, 2021, the gross margin percentage decreased to 29.5% as compared to 30.4% for the comparable period of fiscal 2020. The decrease is primarily due to considerably higher raw material prices in Europe that more than offset alternative fuel mixture credits recorded in the current period as a reduction to other operating expenses in fiscal 2021 as compared to fiscal 2020.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the nine months ended October 2, 2021 was $340.3 million, an increase of $58.9 million or 20.9% as compared to the same period in fiscal 2020. The increase is primarily due to an increase in renewable identification number (RIN) prices and renewable diesel fuel prices at the DGD Joint Venture in fiscal 2021 as compared to the same period in fiscal 2020, as well as higher sales prices in our European market.

Foreign Currency Exchange

    During the first nine months of fiscal 2021, the euro and Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2020. Using actual results for the nine months ended October 2, 2021 and using the prior year's average currency rate for the nine months ended September 26, 2020, foreign currency translation would result in a decrease in operating income of approximately $21.8 million. The average rate assumptions used in this calculation were the actual fiscal average rates for the nine months ended October 2, 2021 of €1.00:USD$1.20 and CAD$1.00:USD$0.80 as compared to the average rates for the nine months ended September 27, 2020 of €1.00:USD$1.12 and CAD$1.00:USD$0.74, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $42.2 million during the nine months ended October 2, 2021, compared to $40.9 million during the nine months ended September 26, 2020, an increase of $1.3 million.  The increase is primarily due to an increase in insurance costs, tax and license costs and corporate related benefits that were partially offset by a decrease in legal costs and other miscellaneous costs.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $0.2 million to $8.3 million during the nine months ended October 2, 2021, as compared to $8.1 million during the nine months ended September 26, 2020.

Interest Expense. Interest expense was $47.1 million during the nine months ended October 2, 2021, compared to $55.8 million during the nine months ended September 26, 2020, a decrease of $8.7 million. The decrease is primarily due to lower amortization of deferred loan costs and lower interest on the Term loan B as a result of partial note pay-downs.

Foreign Currency Loss.  Foreign currency losses were $1.3 million for the nine months ended October 2, 2021 as compared to foreign currency losses of $0.7 million for the nine months ended September 26, 2020. The increase in foreign currency losses is due primarily to an increase in losses on the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2020.

Other Expense, net. Other expense was $3.2 million in the nine months ended October 2, 2021, compared to other expense of $5.3 million for the nine months ended September 26, 2020. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense and casualty losses as compared to the same period in fiscal 2020.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $126.3 million for the nine months ended October 2, 2021, compared to $43.1 million recorded in the nine months ended September 26, 2020, an increase of $83.2 million, which is primarily due to increased pre-tax earnings of the Company for the first nine months of fiscal 2021. The effective tax rate for the first nine months of fiscal 2021 is 20.2%. The effective tax rate for the first nine months of fiscal 2021 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, certain taxable income inclusion items in the U. S. based on foreign earnings, and discrete items, including excess tax benefits from stock-based compensation. The effective tax rate for the first nine months ended September 26, 2020 was 14.5%. The effective tax rate for the first nine months ended September 26, 2020 differed from the statutory rate of 21% due to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, compensation related expenses not deductible for tax purposes, and discrete items, including the recognition of a previously unrecognized tax benefit and the favorable impact of the final U.S. GILTI regulations related to the High-Tax Exclusion. The Company's effective tax rate excluding discrete items is 22.1% for the nine months ended October 2, 2021, compared to 18.2% for the nine months ended September 26, 2020.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended October 2, 2021 Compared to the Three Months Ended September 26, 2020 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Nine Months of Fiscal 2021 As Compared to First Nine Months of Fiscal 2020

	Nine Months Ended
(dollars in thousands)	October 2, 2021	September 26, 2020
Net income attributable to Darling	$495,160	$252,074
Depreciation and amortization	235,582	253,711
Interest expense	47,105	55,803
Income tax expense	126,324	43,058
Restructuring and asset impairment charges	778	—
Foreign currency loss	1,299	709
Other expense, net	3,210	5,278
Equity in net income of Diamond Green Diesel	(281,964)	(252,411)
Equity in net income of other unconsolidated subsidiaries	(4,199)	(2,467)
Net income attributable to non-controlling interests	4,533	2,117
Darling's Adjusted EBITDA	$627,828	$357,872

Foreign currency exchange impact (1)	(21,791)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$606,037	$357,872

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$300,227	$269,177

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$928,055	$627,049

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the nine months ended October 2, 2021 of €1.00:USD$1.20 and CAD$1.00:USD$0.80 as compared to the average rate for the nine months ended September 26, 2020 of €1.00:USD$1.12 and CAD$1.00:USD$0.74, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at October 2, 2021. On October 2, 2021, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(5,159)
Carrying value of 5.25% Notes due 2027	$494,841

3.625 % Notes due 2026 - Denominated in euros	$597,297
Less unamortized deferred loan costs	(5,423)
Carrying value of 3.625% Notes due 2026	$591,874

Amended Credit Agreement:
Term Loan B	$200,000
Less unamortized deferred loan costs	(2,081)
Carrying value of Term Loan B	$197,919

Revolving Credit Facility:
Maximum availability	$1,000,000
Ancillary Facilities	50,297
Borrowings outstanding	33,000
Letters of credit issued	4,130
Availability	$912,573

Other Debt	$63,240

During the first nine months of fiscal 2021, the U.S. dollar strengthened as compared to the euro at January 2, 2021. Using the euro based debt outstanding at October 2, 2021 and comparing the closing balance sheet rate at October 2, 2021 to the balance sheet rate at January 2, 2021, the U.S. dollar debt balances of euro based debt decreased by approximately $34.4 million at October 2, 2021. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at October 2, 2021 of €1.00:USD$1.1598 as compared to the closing balance sheet rate at January 2, 2021 of €1.00:USD$1.22750.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $1.525 billion comprised of (i) the Company's $525.0 million term loan B facility and (ii) the Company's $1.0 billion five-year revolving loan facility (up to $150.0 million of which will be available for a letter of credit subfacility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Effective September 18, 2020, the Company, and certain of its subsidiaries entered into an amendment (the “Sixth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Sixth Amendment (i) extended the maturity date of the revolving credit facility under the Credit Agreement from December 16, 2021 to September 18, 2025, (ii) increased the leverage ratio applicable to achieving the lowest applicable margin on borrowings under the revolving credit facility from 1.0 to 1.5, (iii) eliminated or modified certain of the negative covenants to increase the allowances for certain actions, including the incurrence of debt and investments, (iv) limited guarantees from, and security with respect to, entities organized outside of the United States and Canada to a limited group of foreign subsidiary holding companies, (v) included a collateral release mechanism, subject to the consent of the term loan B lenders, upon the Company achieving certain investment grade credit ratings, and (vi) made other market updates and changes.

•As of October 2, 2021, the Company had availability of $912.6 million under the revolving credit facility, taking into account that the Company had $33.0 million in outstanding borrowings, $50.3 million in ancillary facilities and letters of credit issued of $4.1 million.

•As of October 2, 2021, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $325.0 million, which when repaid, cannot be reborrowed. The term loan B facility is repayable in quarterly installments of 0.25% of the aggregate principal amount of the relevant term loan B facility on the last day of each March, June, September and December of each year commencing on the last day of each month falling on or after the last day of the first full quarter following December 18, 2017, and continuing until the last day of each quarter period ending immediately prior to December 18, 2024; and one final installment in the amount of the relevant term loan B facility then outstanding, due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

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

The classification of long-term debt in the Company’s October 2, 2021 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of October 2, 2021, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On October 2, 2021, the Company had working capital of $347.4 million and its working capital ratio was 1.46 to 1 compared to working capital of $311.7 million and a working capital ratio of 1.46 to 1 on January 2, 2021.  As of October 2, 2021, the Company had unrestricted cash of $67.2 million and funds available under the revolving credit facility of $912.6 million, compared to unrestricted cash of $81.6 million and funds available under the revolving credit facility of $893.9 million at January 2, 2021. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $452.0 million for the first nine months ended October 2, 2021, as compared to net cash provided by operating activities of $470.4 million for the first nine months ended September 26, 2020, a decrease of $18.4 million due primarily to an increase in net income of approximately $245.5 million less a decrease in distributions from unconsolidated subsidiaries of approximately $203.9 million. Additionally, changes in operating assets and liabilities impacted cash provided by operating activities, which includes an approximately $121.9 million decrease in cash provided by accounts receivable, an approximately $53.5 million decrease in cash provided by inventory and prepaid expense, an approximately $57.7 million increase in cash provided by accounts payable and accrued expenses, an approximately $10.4 million increase in income taxes refundable/payable and an approximately $40.1 million increase in cash provided by other primarily from a reduction of foreign governmental sales taxes and hedging activities.  Cash used by investing activities was $219.7 million for the first nine months ended October 2, 2021, compared to $187.3 million for the first nine months ended September 26, 2020, an increase in cash used by investing activities of $32.4 million, primarily due to an increase in capital asset spending and investments in unconsolidated subsidiaries.  Net cash used by financing activities was $240.1 million for the first nine months ended October 2, 2021, compared to net cash used by financing activities of $287.5 million for the first nine months ended September 26, 2020, a decrease in net cash used by financing activities of $47.4 million, primarily due to a decrease in debt payments that more than offset an increase in the repurchase of common stock and minimum withholding taxes on stock awards in the first nine months ended October 2, 2021 compared to the first nine months ended September 26, 2020.

Capital expenditures of $191.7 million were made during the first nine months of fiscal 2021, compared to $184.9 million in the first nine months of fiscal 2020, for a net increase of $6.8 million or 3.7%.  The Company expects to incur additional capital expenditures of approximately $120 million for the remainder of fiscal 2021 including compliance and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $23.8 million and $26.2 million during the first nine months ended October 2, 2021 and September 26, 2020, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2021, the Company has accrued approximately $11.9 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at October 2, 2021.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.3 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended October 2, 2021 of approximately $0.2 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended October 2, 2021 of approximately $2.6 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the current COVID-19 outbreak, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone as defined by the PPA. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During the first nine months of fiscal 2021, the Company was notified by one of these multiemployer plans that the Company's withdrawal liability has increased and as a result the Company recorded an additional liability of approximately $1.3 million. As of October 2, 2021, the Company has an aggregate accrued liability of approximately $3.9 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant located adjacent to Valero's refinery in Norco, Louisiana (the “DGD Norco Facility”). The DGD Norco Facility reached mechanical completion and began the production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD Norco Facility that increased its renewable diesel production by 400 million gallons per year, so that it is now capable of producing 690 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. The expansion of the DGD Norco Facility was completed and became operational in October 2021, at a total cost, including naphtha production and improved logistics capability, of approximately $1.1 billion, which was substantially funded by DGD Joint Venture cash flow.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2022, unless extended by agreement of the parties. As of October 2, 2021, no amounts were owed to the DGD Lenders under the DGD Loan Agreement. Subsequent to October 2, 2021, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment.

On March 30, 2021, the DGD Joint Venture entered into a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The new revolving credit facility matures March 30, 2024 and is non-recourse to the joint venture partners. As of October 2, 2021, the DGD Joint Venture has borrowings outstanding of $100.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Norco Facility, the Company contributed a total of approximately $111.7 million for initial completion of the DGD Norco Facility including the Company's portion of cost overruns and working capital funding. In the three months ended October 2, 2021, each joint venture partner made a $25.0 million voluntary capital contribution to the DGD Joint Venture. Subsequent to October 2, 2021, each joint venture partner made a capital contribution of approximately $37.75 million. As of October 2, 2021, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1,072.6 million included on the consolidated balance sheet.

In January 2021, the joint venture partners approved the construction of a new facility to be located next to Valero’s Port Arthur Refinery in Port Arthur, Texas, capable of producing 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD Norco Facility. Construction is underway, and the new plant is anticipated to commence operations in the first half of 2023, with the total cost of the expansion project estimated to be approximately $1.45 billion. Once operational, the new plant is expected to increase the DGD Joint Venture’s total renewable diesel production capacity to almost 1.2 billion gallons per year. Based on forecasted margins as of the date of this report, the Port Arthur expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fully fund the project, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the current COVID-19 outbreak and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2021 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion projects or potential investments in additional renewable diesel and/or biofuel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $200.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2022, unless further extended or shortened by the Board of Directors. During the first nine months of fiscal 2021, the Company has repurchased approximately $97.9 million of its common stock in the open market. As of October 2, 2021, the Company had approximately $102.1 million remaining in its share repurchase program.

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

Note Guarantees

The Company's 5.25% Notes and 3.625% Notes (see Note 8 (Debt) to the Company's Consolidated Financial Statements included herein) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which collectively constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National LLC, Griffin Industries LLC and its subsidiary Craig Protein Division, Inc., DarPro Storage Solutions LLC, Darling Global Holdings Inc., Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc (collectively, the “Notes Guarantors”). In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial tables present summarized financial information for (i) Darling, (ii) the combined

Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated summarized financial information, which include summarized condensed consolidated balance sheets as of October 2, 2021 and January 2, 2021, and the summarized condensed consolidating statements of operations for the three and nine months ended October 2, 2021 and September 26, 2020. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Summarized Financial Information

Condensed Balance Sheet Information
(in thousands)

October 2, 2021	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated

Current assets	$178,275	$1,061,470	$1,188,191	$(1,324,292)	$1,103,644
Noncurrent assets	7,010,953	2,447,136	4,156,875	(8,792,888)	4,822,076
Current liabilities	1,459,135	99,469	521,884	(1,324,291)	756,197
Noncurrent liabilities	1,372,514	32,526	785,196	(289,950)	1,900,286
Stockholders' equity	4,357,579	3,376,611	4,037,986	(8,502,939)	3,269,237

January 2, 2021

Current assets	$103,728	$881,669	$1,177,869	$(1,176,272)	$986,994
Noncurrent assets	6,476,886	2,465,785	3,753,644	(8,069,978)	4,626,337
Current liabilities	1,345,233	77,573	428,771	(1,176,272)	675,305
Noncurrent liabilities	1,254,518	19,755	826,157	(116,613)	1,983,817
Stockholders' equity	3,980,863	3,250,126	3,676,585	(7,953,365)	2,954,209

Condensed Statements of Operations Information
(in thousands)

For the three months ended October 2, 2021	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$279,473	$462,066	$540,465	$(96,088)	$1,185,916
Total costs and expenses	259,507	404,684	466,101	(96,088)	1,034,204
Equity in net income of Diamond Green Diesel	—	—	53,951	—	53,951
Operating income	19,966	57,382	128,315	—	205,663
Net income attributable to Darling	146,812	44,497	95,083	(139,580)	146,812

For the three months ended September 26, 2020
Net sales	$173,659	$309,837	$416,297	$(49,224)	$850,569
Total costs and expenses	194,246	287,005	382,186	(49,224)	814,213
Equity in net income of Diamond Green Diesel	—	—	91,099	—	91,099
Operating income (loss)	(20,587)	22,832	125,210	—	127,455
Net income attributable to Darling	101,125	21,876	113,481	(135,357)	101,125

Condensed Statements of Operations Information (continued)
(in thousands)

For the nine months ended October 2, 2021	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$806,611	$1,332,468	$1,548,583	$(256,361)	$3,431,301
Total costs and expenses	784,359	1,172,725	1,339,110	(256,361)	3,039,833
Equity in net income of Diamond Green Diesel	—	—	281,964	—	281,964
Operating income	22,252	159,743	491,437	—	673,432
Net income attributable to Darling	495,160	126,484	377,589	(504,073)	495,160

For the nine months ended September 26, 2020
Net sales	$540,493	$930,788	$1,225,680	$(144,877)	$2,552,084
Total costs and expenses	606,440	855,705	1,130,655	(144,877)	2,447,923
Equity in net income of Diamond Green Diesel	—	—	252,411	—	252,411
Operating income (loss)	(65,947)	75,083	347,436	—	356,572
Net income attributable to Darling	252,074	63,051	283,093	(346,144)	252,074

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $216.4 million of commodity products consisting of approximately $67.9 million of finished products, approximately $118.8 million of natural gas and diesel fuel and approximately $29.7 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at October 2, 2021.  These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2021 and through fiscal 2024, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at October 2, 2021 (in thousands):

Other commercial commitments:
Standby letters of credit	$4,130
Standby letters of credit (ancillary facility)	27,400
Foreign bank guarantees	11,827
Total other commercial commitments:	$43,357

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance. At October 2, 2021, the Company had corn option contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2020 and fiscal 2021, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2022. As of October 2, 2021 and January 2, 2021 the aggregate fair value of these corn option contracts was approximately $2.2 million and $6.8 million, respectively. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2020 and fiscal 2021, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2022. As of October 2, 2021 and January 2, 2021, the aggregate fair value of these foreign exchange contracts was approximately $2.5 million and $11.6 million, respectively and are included in other current assets, accrued expenses and noncurrent assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2020 and fiscal 2021, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the third quarter of fiscal 2021. As of October 2, 2021 and January 2, 2021, the aggregate fair value of the soybean meal contracts was zero and $0.4 million, respectively. The amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of October 2, 2021, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	22,978	Euro	3,536	6.18 - 6.98	$4,264
Brazilian real	1,116,635	U.S. dollar	237,950	3.35 - 6.25	237,950
Euro	33,298	U.S. dollar	39,070	1.16 - 1.24	39,070
Euro	24,960	Polish zloty	114,000	4.51 - 4.64	28,949
Euro	7,160	Japanese yen	929,960	129.70 - 132.30	8,304
Euro	20,692	Chinese renminbi	157,474	7.58 - 7.67	23,999
Euro	13,670	Australian dollar	21,850	1.60	15,855
Euro	2,810	British pound	2,400	0.85	3,259
Euro	34	Canadian dollar	50	1.48	39
Polish zloty	2,057	U.S. dollar	524	3.92	524
Polish zloty	20,589	Euro	4,483	4.59 - 4.60	5,198
British pound	179	Euro	210	0.85	243
Japanese yen	228,482	U.S. dollar	2,070	108.79 - 110.80	2,070
U.S. dollar	514	Japanese yen	57,000	110.90	514
U.S. dollar	293,089	Euro	250,000	1.17	293,089
					$663,327

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $3.7 million and are included in other current assets and accrued expenses at October 2, 2021.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at October 2, 2021. These contracts have an aggregate fair value of approximately $0.5 million and are included in other current assets and accrued expenses at October 2, 2021.

As of October 2, 2021, the Company had forward purchase agreements in place for purchases of approximately $118.8 million of natural gas and diesel fuel and approximately $29.7 million of other commitments during the next five years. As of October 2, 2021, the Company had forward purchase agreements in place for purchases of approximately $67.9 million of finished product during the next five years.

Foreign Exchange

The Company has significant international operations and is subject to certain opportunities and risks, including currency fluctuations. As a result, the Company is affected by changes in foreign currency exchange rates, particularly with respect to the euro, Brazilian real, Canadian dollar, Australian dollar, Chinese renminbi, British pound, Polish zloty, and Japanese yen.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2021

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2020, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed the amount of the program back up to its original amount of an aggregate of $200.0 million of the Company's common stock depending on market conditions. During the third quarter of fiscal 2021, the Company repurchased approximately $22.3 million worth of its common stock in the open market. As of October 2, 2021, the Company had approximately $102.1 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2022.

The following table is a summary of equity securities purchased by the Company during the third quarter of fiscal 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
July 2021:
July 4, 2021 through July 31, 2021	2,937		67.79	—	$124,359,544
August 2021:
August 1, 2021 through August 28, 2021	334,879	(3)	75.00	319,330	102,105,660
September 2021:
August 29, 2021 through October 2, 2021	12,736		74.30	—	102,105,660
Total	350,552		74.15	319,330	$102,105,660

(1)    All shares purchased during the third quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options).
(2)    The average price paid per share is calculated on a trade date basis and excludes commissions.
(3)    Includes 15,549 shares withheld for taxes on restricted stock and options.
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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of October 2, 2021 and January 2, 2021; (ii) Consolidated Statements of Operations for the three and nine months ended October 2, 2021 and September 26, 2020; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended October 2, 2021 and September 26, 2020; (iv) Consolidated Statements of Stockholders' Equity for the nine months ended October 2, 2021 and September 26, 2020; (v) Consolidated Statements of Cash Flows for the nine months ended October 2, 2021 and September 26, 2020; (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 9, 2021	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)