Form 10-K
period 2022-01-01
DARLING INGREDIENTS INC.
filed 2022-03-01
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the fiscal year ended	January 1, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware		36-2495346
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification Number)

5601 N MacArthur Blvd.,
Irving,	Texas	75038
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

  Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $10,670,302,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 161,100,663 shares of common stock, $0.01 par value, outstanding at February 23, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2022 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

Auditor Name:	KPMG LLP	Auditor Location:	Dallas, Texas	Auditor Firm ID:	185

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2022

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
OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, animal feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. In fiscal year 2021, the Company generated $4.7 billion in revenues and $650.9 million in net income attributable to Darling.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 135 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), meat products for the pet food industry, blood products (plasma and whole blood), collagen, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. In the United States, Darling is a partner with Valero Energy Corporation in Diamond Green Diesel, a renewable diesel facility, which converts used cooking oils and animal fats into valuable biofuel products. In Canada, the Company is a leading recycler of animal by-products. Darling's Canadian ingredients business processes raw materials into finished fat and protein products for use in animal feed, pet food, fertilizer and other ingredients. Darling's Canadian ingredients business has a network of six facilities in Manitoba, Ontario, Quebec and Nova Scotia.

Europe, Asia, Australia and South America

Darling Ingredients International, our subsidiary, is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in the pharmaceutical, food, pet food, animal feed, industrial, fuel, bioenergy and fertilizer industries. Darling Ingredients International operates a global network of 65 production facilities across five continents covering all aspects of animal by-product processing through five brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), Ecoson (bioenergy and fertilizer), Rousselot (collagen) and CTH (natural casings). Darling Ingredients International's specialized portfolio of over 320 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s rendering and specialties business has leading positions across Europe and China, with European operations in the Netherlands, Belgium, Germany, Poland and Italy under the Ecoson, Rendac and Sonac brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot is a global leading market provider of collagen for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 2 to the Company's Consolidated Financial Statements for the period ended January 1, 2022 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable EU regulations into low-grade energy sources to be used in industrial applications in Europe, and (iv) the processing of manure into natural bio-phosphate in Europe.

For financial information about our operating segments and geographic areas, refer to Note 21 and Note 22 to the Company's Consolidated Financial Statements for the period ended January 1, 2022 included herein.

Fiscal Year 2021, 2020 and 2019 Net External Sales

Darling’s net external sales from fiscal year 2021, 2020 and 2019 continuing operations by operating segment were as follows (in thousands):

	Fiscal Year 2021		Fiscal Year 2020		Fiscal Year 2019
Net sales:
Feed Ingredients	$3,039,500	64.1%	$2,072,104	58.0%	$1,970,561	58.6%
Food Ingredients	1,271,629	26.8	1,185,701	33.2	1,119,085	33.3
Fuel Ingredients	430,240	9.1	314,118	8.8	274,259	8.1
Total	$4,741,369	100.0%	$3,571,923	100.0%	$3,363,905	100.0%

OPERATIONS

Feed Ingredients Segment

Our Feed Ingredients segment consists principally of (i) our U.S. ingredients business, including our fats and proteins, used cooking oil, and trap grease collection business, our Canadian ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats and plasma products) and (ii) our bakery residuals business.
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
Collagen
Rousselot is a global leading market provider of collagen for the food, nutritional pharmaceutical and technical (e.g., photographic) industries with operations in Europe, China, South America and the United States. Rousselot has a network of 11 production plants and six sales locations, covering sales into more than 75 countries. With the Rousselot collagen business, the Company is part of the growing global collagen market. Collagen is a functional ingredient, which means that it has a role in the end product by adding a critical property to it that is largely non-substitutable. Collagen is used in a large variety of end products, but only small amounts are used in most products. Currently, available substitutes are limited and do not have the broad functionality required for most usages. Rousselot collagen products have higher sales prices relative to the Company’s other end products, but comprise a minimal portion of the cost of final products in many segments, for example the pharmaceutical end markets. We believe many end customers focus on collagen quality and consistency, supply reliability, application know-how and regulatory support and are therefore relatively less price sensitive to collagen products. Rousselot’s profitability is mainly driven by its ability to timely transfer increases in net raw material costs to its customers in order to realize a relatively stable added value per kilogram of collagen, in combination with a strong focus on operations excellence and product quality. Rousselot is involved in all four types of collagen (pigskin, hide, bone and fish). Raw material prices are mainly driven by the availability and quality of raw material, and sales prices are mainly driven by market demand and the expected availability of collagen supply. As such, securing sufficient raw material positions is key to the business. Rousselot enters into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot markets its hydrolyzed collagen under the “Peptan” brand; this fast-growing specialty ingredient is positioned specifically towards nutritional supplement customers focusing on improved bone, joint and skin health.
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

Diamond Green Diesel

The DGD Joint Venture commenced operations in June 2013 and operates a renewable diesel plant located next to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD Norco Facility”). Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Norco Facility using an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons. In October 2021, the DGD Joint Venture completed an expansion of the DGD Norco Facility that increased its renewable diesel production by 410 million gallons per year, so that it is now capable of producing 700 million gallons per year of renewable diesel as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. The expansion of the DGD Norco Facility was completed and became operational in October 2021, at a total cost, including naphtha production and improved logistics capability, of approximately $1.1 billion, which was substantially funded by DGD Joint Venture cash flow. Additionally, in January 2021, we and our DGD Joint Venture partner approved the construction of a new facility to be located next to Valero’s Port Arthur Refinery in Port Arthur, Texas, capable of producing 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD Norco Facility. Construction is underway, and the new plant is anticipated to commence operations in the first quarter of 2023, with the total cost of the expansion project estimated to be approximately $1.45 billion, which will be substantially funded by DGD Joint Venture cash flow. Once operational, the new plant is expected to increase the DGD Joint Venture’s total renewable diesel production capacity to approximately 1.2 billion gallons per year.

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

Rendac collects fallen stock and animal waste, also referred to as Category 1 and Category 2 material under EU Regulation 1069/2009, from farmers and slaughterhouses, and processes these materials into fats and meals, which can only be used as a low grade source of energy or fuel for boilers and cement kilns. With a specialized collection fleet of approximately 260 trucks, Rendac collects raw materials in the Netherlands, Germany, Luxembourg and Belgium. This business is a market leader in the countries of Belgium, Netherlands and Luxembourg (the "Benelux region") and certain parts of Germany, a predominantly regulated market with spare capacity requirements and long-term contracts with local governments. The market for the collection and processing of fallen stock in these regions is regulated, and government contracts provide for exclusivity of the service to the contracted partner.
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

A majority of our U.S. volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. Approximately 88% of Darling's U.S. volume of raw materials in fiscal year 2021 was acquired on a "formula" basis. A majority of Darling's Canadian ingredients volume of rendering raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices and, in general, has no long term contracts with its key suppliers.

Certain of the Company's geographic regions facilities are highly dependent on one or a few suppliers.  During the 2021 fiscal year, the Company's 10 largest raw materials suppliers in North America accounted for approximately 31% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 7% of the total raw material processed in North America. In Europe, the Company's 10 largest raw material suppliers accounted for approximately 31% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 12% of the total raw material processed in Europe. In China, the Company's 10 largest raw material suppliers accounted for approximately 36% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 7% of the total raw material processed in China. In South America, the Company's 10 largest raw material suppliers accounted for approximately 62% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 15% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.”  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected.  (See “Risk Factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

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

SEASONALITY AND SEVERE WEATHER

Although the amount of raw materials made available to us in each of our segments by our suppliers is relatively stable on a weekly basis, it is impacted by seasonal factors, including holidays, during which the availability of raw materials declines because major meat and poultry processors are not operating, and cold and other severe weather and natural disasters, which can hinder the collection of raw materials and may increase with the physical impacts of climate change.  Warm weather can also adversely affect the quality of raw materials processed and our yields on production because raw material deteriorates more rapidly in warm weather than in cooler weather.  Weather can vary significantly from one year to the next and may impact the comparability of our operating results between periods. The amount of bakery residuals we process generally increases during the summer from June to September.  Collagen sales generally decline in the summer.

CLIMATE CHANGE

There is a growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as by legal, regulatory and market responses to market change. We assess climate-related regulatory risks as part of our risk management process; however due to the level of uncertainty regarding what legislative or regulatory requirements may be enacted, we are unable to estimate the impact of climate-related developments on our results of operations or financial condition. For more information on the risks we face related to climate change, including potential regulatory developments that may increase our operating costs, please see the risk factors in Item 1A. Risk Factors, under the captions “Seasonal factors and weather, including the physical impacts of climate changes, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations;” and “Our operations are subject to various laws, rules and regulations relating to the protection of the environment and to health and safety, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for environmental changes.”

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

As of January 1, 2022, the Company employed globally approximately 9,900 persons full-time. While we have no national or multi-plant union contracts, at January 1, 2022, approximately 19% of the Company's North American employees were covered by multiple collective bargaining agreements. In addition, approximately 44% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

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
▪The FDA issued a final rule establishing the Laboratory Accreditation for Analyses of Foods (“LAAF”) program as required by FSMA section 202(a). Under the LAAF program, FDA will recognize accreditation bodies that will accredit laboratories to the standards established in this final rule. Laboratories accredited to the LAAF standard (“LAAF-accredited laboratories”) are authorized to conduct certain food testing as described in the rule.

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

European Union and EU Member States

•The European Union, which has competence to adopt legislation which is binding on the EU Member States and, as regards regulations, their citizens, related to inter alia, employment and social affairs, agriculture, environment, consumer protection and public health.

•The European Commission, Directorate-General for Health and Food Safety, which is responsible for EU policy on food safety and health and for monitoring the implementation of related EU legislation, including but not limited to food, feed, human and animal health, technical uses of animal by-products and packaging.

•The European Medicines Agency, which is responsible for the scientific evaluation, supervision and safety monitoring of human and veterinary medicinal products in the EU and establishes guidance amongst others for bovine-containing medicinal products for human or veterinary use, and maximum residue limits.

•The European Food Safety Authority, which advises the European Commission, the European Parliament and the EU Member States on food safety matters, including on animal feed, animal health and welfare, biological hazards and contaminants.

•The Council of Europe's, European Directorate for the Quality of Medicine and Healthcare, which establishes quality standards for safe medicinal products for human and veterinary use in Europe by developing guidance and standards in the areas of blood transfusion, organ, cell and tissue transportation and consumer health issues.

•The European Commission, Directorate-General for the Environment, which is responsible for EU policy on the environment and for monitoring the implementation of related EU legislation, including but not limited to Directive 2010/75/EU on Industrial Emissions (Integrated Pollution Prevention and Control) and, together with other Directorate-Generals of the European Commission, the Best Available Techniques Reference Document on the Slaughterhouses and Animal By-products Industries.

•The European Chemicals Agency, which is responsible for the implementation of Regulation (EC) No 1907/2006 on the Registration, Evaluation, Authorisation and Restriction of Chemicals.

•EU Member States must correctly transpose EU Directives in their national legislation and apply EU Regulations, and in particular ensure adequate and effective enforcement, control and supervision of the relevant principles such as minimum safety and health requirements for the workplace and use of work equipment by workers. The EU Directives may allow EU Member States to maintain or establish more stringent measures in their own legislation. In general, each EU Member State is responsible for regulating health and safety at work and labor inspection services and is in charge of controlling compliance with applicable legislation and regulations.

•The Dutch Food and Consumer Product Safety Authority (Nederlandse Voedsel- en Warenautoriteit), which issues permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

•The Belgian Federal Agency for the Safety of the Food Chain (FASFC) (Federaal Agentschap voor de veiligheid van de voedselketen (FAVV) or Agence fédérale pour la sécurité de la chaîne alimentaire (AFSCA)), which issues federal permits, authorizations, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production.

•At a regional level in Belgium, the Public Waste Agency of Flanders (Openbare Vlaamse Afvalstoffenmaatschappij), the Soil and Waste Department of the Public Service of Wallonia (Département du Sol et des Déchets du Service Public de Wallonie) and Brussels Environment (Leefmilieu Brussel or Bruxelles Environnement), which issues regional permits, approvals and registrations to establishments or plants carrying out certain activities related to the handling of animal by-products and food and feed production.

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
•Our business may be adversely impacted by fluctuations in foreign currency exchange rates, which could affect our ability to comply with our financial covenants;
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
•We may not be able to achieve reduction of our greenhouse gas emissions and other sustainability goals; and

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

A majority of the Company's U.S. volume of animal by-product raw materials, including all of its significant U.S. poultry accounts, and substantially all of the Company's U.S. bakery feed raw materials, are acquired on a “formula basis,” which allow us to adjust our costs of materials based on changes in the price of our finished products, and are in most cases set forth in contracts with our suppliers, generally with multi-year terms. The formulas provided in these contracts are reviewed and modified during the term and at renewal of the contracts to maintain acceptable risk allocations between us and our suppliers related to movements in commodity prices. Changes to these formulas or the inability to renew such contracts could have a material adverse effect on our business, results of operations and financial condition. A majority of the Company's Canadian volume of animal by-product raw materials are acquired based on prices fixed on a quarterly basis with suppliers, with the remaining portion acquired on a “formula basis.” A majority of Darling Ingredients International’s volume of animal by-product raw materials are acquired at spot or quarterly fixed prices.

The DGD Joint Venture subjects us to a number of risks.

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD Norco Facility. As of January 1, 2022, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $1.3 billion included on the consolidated balance sheet. There is no assurance that the DGD Joint Venture will continue to be profitable or allow us to continue to make a return on our investment.

In January 2021, the joint venture partners approved the construction of a new facility to be located next to Valero’s Port Arthur Refinery in Port Arthur, Texas, capable of producing 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD Norco Facility. Construction is underway, and the new plant is anticipated to commence operations in the first quarter of 2023, with the total cost of the expansion project estimated to be approximately $1.45 billion. Once operational, the new plant is expected to increase the DGD Joint Venture’s total renewable diesel production capacity to approximately 1.2 billion gallons per year. Based on forecasted margins as of the date of this report, the Port Arthur expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fully fund the project, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project. While construction on this expansion project is underway, there is no guarantee that unforeseen issues will not arise in connection with the completion or startup of the new plant, and any unexpected significant changes to the scope of the projects related thereto could require investment of additional financial resources by the DGD Joint Venture and/or the joint venture partners, including the Company, which could be significant.

The DGD Joint Venture is dependent on governmental energy policies and programs, such as the National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as in the state of California), which positively impact the demand for and price of renewable diesel. Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse effect on the DGD Joint Venture. See the section entitled “Risk Factors-Risks Related to the Company-Our biofuels business may be affected by energy policies of U.S. and foreign governments.” Similarly, the DGD Joint Venture is subject to the risk that new or changing technologies may be developed that could meet demand for renewable diesel under governmental mandates in a more efficient or less costly manner than the technologies used by the DGD Joint Venture, which could negatively affect the price of renewable diesel and have a material adverse effect on the DGD Joint Venture.

In addition, the operation of a joint venture such as this involves a number of risks that could harm our business and result in the DGD Joint Venture not performing as expected, such as:

•problems integrating or developing operations, personnel, technologies or products;

•the unanticipated breakdown or failure of equipment or processes, including any unforeseen issues that may arise in connection with the operation of the DGD Norco Facility or completion and startup of any expansion projects, including the Port Arthur expansion project, or the possibility of equipment failure as a result of materials degradation;

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

•the risk that one or more competitive new renewable diesel plants are constructed that use different technologies from the DGD Joint Venture and result in the marketing of products that are more effective as a substitute for carbon-based fuels or less expensive than the products marketed by the DGD Joint Venture;

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

Prices for our finished products may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions (“GHG”). Programs like RFS and LCFS and tax credits for biofuels both in the United States and abroad may positively impact the demand for our finished products.

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the finalized 2010 RFS regulation mandated the domestic use of biomass-based diesel (biodiesel, renewable diesel or renewable jet fuel) of 1.0 billion gallons in 2012 and a minimum of 1.0 billion gallons of biomass-based diesel for each year from 2012 through 2022, which amount is subject to increase by the Administrator of the EPA. The volume mandates for 2020 and 2021 were set at 2.43 billion gallons for biomass-based diesel and for 2020, 5.09 billion gallons for advanced biofuel and 20.09 billion gallons for renewable fuel.

In December of 2021, the EPA published a proposed rule that, if adopted, would retroactively reduce the 2020 advanced biofuel volume from 5.09 billion gallons to 4.63 billion gallons and reduce the 2020 total renewable fuel volume from 20.09 billion gallons to 17.13 billion gallons. The proposed rule would maintain 2.43 billion gallons for biomass-based diesel in 2020 and 2021. For the 2021 compliance year, the EPA has proposed setting the advanced biofuels volume at 5.20 billion gallons and total renewable fuel volume at 18.52 billion gallons. For compliance year 2022, the EPA has proposed 2.76 billion gallons for biomass-based diesel, 5.77 billion gallons for advanced biofuels, and 20.77 billion gallons for total renewable fuels. The deadline for comment to the proposed rule was February 4, 2022. The EPA is expected to finalize the regulation during the second or third quarter of 2022.

For RFS compliance purposes, biomass-based diesel credits (Renewable Identification Numbers or “RINs”) satisfy the biomass-based diesel requirement, the overall advanced biofuel requirement, and the total renewable fuel requirement. In order to generate a RIN, each type of fuel from each type of feedstock is required to reduce GHG emissions by levels specified in the regulation. The EPA has determined that biodiesel or renewable diesel produced from waste oils, fats, and greases result in an 86% reduction in GHG emissions, exceeding the 50% threshold established by the regulation to generate advanced biofuel and biomass-based diesel RINs.

In December 2019 the blenders tax credit was retroactively reinstated for calendar years 2018 and 2019 and extended for calendar years 2020, 2021, and 2022 at $1.00 per gallon. As a blender, the DGD Joint Venture has recorded approximately $371.2 million of blenders tax credits for fiscal 2021, with Darling's portion equaling 50%. While in fiscal 2021, the amount of tax credits for biofuels impacting the Company was material, legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations.

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

In fiscal year 2021, the Company's top ten customers for finished products accounted for approximately 31% of product sales. In addition, the Company's top ten raw material suppliers accounted for approximately 25% of its raw material supply in the same period. Disruptions or modifications to, or termination of, our relationship with any of our significant suppliers or customers, or financial difficulties experienced by any of our suppliers or customers that lead to curtailment or termination of their operations, could cause our businesses to suffer significant financial losses and could have a material adverse effect on our business, earnings, financial condition and/or cash flows.

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

As of January 1, 2022, the Company had approximately $1.2 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred, as well as whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

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

We could be responsible for the remediation of environmental contamination and may be subject to associated liabilities and claims for personal injury and property and natural resource damages. We own or operate numerous properties, have been in business for many years and have acquired and disposed of properties and businesses over that time. During that time, we or other owners or operators may have generated or disposed of wastes or stored or handled other materials that are or may be considered hazardous or may have polluted the soil, surface water or groundwater at or around our facilities. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 in the United States, also known as the Superfund law, responsibility for the cost of cleanup of a contaminated site can be imposed upon current or former site owners and operators, or upon any party that sent waste to the site, regardless of the lawfulness of the activities that led to the contamination. Similar laws outside the United States impose liability for environmental cleanup, often under the polluter pays theory of liability but also based upon ownership in some circumstances. There can be no assurance that we will not face extensive costs or penalties that would have a material adverse effect on our financial condition and results of operations. For example, we have received notice from the EPA relating to alleged river sediment contamination in the Lower Passaic River area of New Jersey and are party to a lawsuit filed by Occidental Chemical Corporation in which it seeks contribution for various investigative and cleanup costs it has incurred in connection therewith. See Item 3. “Legal Proceedings.” In addition, future developments, such as more aggressive enforcement policies, new laws or discoveries of currently unknown contamination conditions, may also require expenditures that may have a material adverse effect on our business and financial condition.

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

We have approximately 9,900 employees world-wide and are subject to a wide range of local, provincial and national laws and regulations governing the health and safety of workers, including, for example, OSHA in the United States. We can be subject to potential fines and civil and, in egregious cases, criminal actions if we are found to be in violation of worker health and safety laws in any of these jurisdictions. Further, as such laws and regulations change, we may sometimes be required to commit to unplanned capital expenditures in order to continue to comply with workplace safety requirements at our facilities. In addition, we operate and maintain an extensive vehicle fleet to transport products to and from customer locations in all jurisdictions where we have facilities. Our fleets and drivers are subject to federal, state, local and foreign laws and licensing requirements applicable to commercial fleets, their cargo and their hours and methods of operation. Failure to comply with these laws and regulations in any location could materially adversely affect our business, results of operations, financial condition and reputation.

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

Other diseases that are highly contagious within a species, but do not affect other animals and are not transmissible to humans, such as porcine epidemic diarrhea (“PED”) virus, may significantly impact production of the susceptible livestock or poultry species in a country or region. African Swine Fever (“ASF”) is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report. In the past few years, ASF has become widespread in multiple Chinese, Vietnamese and Philippine provinces and has been reported in Cambodia, Laos, Myanmar, Timor-Leste, Indonesia, Malaysia, and Thailand in South East Asia and the People's Democratic Republic of Korea, the Republic of Korea, Mongolia, Bhutan and India. In April 2021, the Chinese Ministry of Agriculture and Rural Affairs (“MARA”) issued the “Work plan for Regional Prevention and Control of African Swine Fever and Other Major Animal Diseases (Trial)”, which divided the entire country into five regions (South-Central, Eastern, Northern, South-West, and North-west). Pig movement is restricted and ASF-free zones were created within a region. Only pigs from ASF-free zones, breeding pigs and piglets are allowed to move beyond their respective region. Such restrictions on the movement of pigs from one region to another may affect slaughter numbers within certain regions and thereby reduce volumes of raw material supplied to our locations that, within the same region, process blood and makes collagen from pork skins. Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, resulted in a temporary ban on the use of porcine plasma in pork feed which negatively affected demand for our products as ingredients in porcine animal feed in China. This ban has now been lifted and porcine plasma is once again allowed to be used in pork feed provided that certain newly established guidelines are met. ASF has also been reported in Eastern Europe since 2007. The disease has been detected in both domestic and feral pigs in several EU (primarily Eastern European) Member States in the past years, and the European Union is taking measures to address the “unprecedented spread” of ASF. On July 28, 2021, ASF was confirmed in the Dominican Republic and subsequently in Haiti on September 30, 2021. As a result of the occurrence of ASF in North America, the Animal and Plant Health Inspection Service (“APHIS”), on September 24, 2021, submitted plans to the World Organization for Animal Health (OIE) for the declaration of a new ASF protection zone in Puerto Rico and the U.S. Virgin Islands. Although ASF has not been detected in Puerto Rico or the U.S. Virgin Islands, establishing such an ASF protection zone will add to existing efforts to prevent ASF from spreading into the United States and protect exports of pork related products. Because Puerto Rico and the U.S. Virgin Islands are territories of the U.S., export markets will close to all live pigs, pork meat and pork byproducts produced in the U.S. if ASF finds its way into Puerto Rico or the U.S. Virgin islands. Fortunately, the OIE has established procedures for countries to recognize protection zones and limit bans of affected products to the protection zone and allow trade to continue with regions of the country outside of the protection zone. As of the date of this report, ASF has not been reported in the United States, Canada or South America. ASF does not infect humans and is not considered a food safety hazard. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal by-products, as contributing to the spread of a contagious disease could negatively affect demand for our products as ingredients in animal feeds in the affected country or region.

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

The FDA has put in place restrictions to prevent the spread of BSE, and certain foreign governments have also restricted exports of beef and beef products from the United States following the detection of BSE in the United States in December 2003. The sixth and most recent case of BSE was reported in a six-year-old mixed-breed beef cow in August, 2018, which was the second case of BSE since the World Organization for Animal Health (the “OIE”) characterized the United States’ BSE status as one of “negligible risk” in 2013. Subsequently on May 27, 2021, the OIE characterized Canada's BSE status as one of “negligible risk”. On December 17, 2021 the Canadian Food Inspection Agency confirmed a case of atypical BSE in an 8.5 year old cow in Alberta. While these latest cases in the United States and Canada and previous cases were the atypical or sporadic form of BSE, which is not spread via feed and, therefore, did not affect the “negligible BSE risk” status of either country, continued concern about BSE in countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

With respect to human food, pet food and animal feed safety in the United States, the FDA Food Safety Modernization Act (“FSMA”) gives the FDA various authorities and directs the FDA to promulgate new regulations pursuant to the FSMA, as described in the section entitled “Business—Regulations” included in this report.

As a producer of meat-centric food products, we are subject to risks associated with the outbreak of disease in pork, beef livestock, and poultry flocks, including Foot-and-Mouth Disease (FMD), Avian Influenza and BSE. The outbreak of disease could adversely affect our supply of raw materials, increase the cost of production, and reduce operating margins. Additionally, the outbreak of disease may hinder our ability to market and sell products. We have developed business continuity plans for various disease scenarios; however no assurance given that these plans will be effective in eliminating the negative effects of any such diseases on our operating results.

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

As a result of our international operations, we could be adversely affected by additional non-U.S. regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals is in place in Australia as part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia and inspections and audits are undertaken to ensure compliance. In addition, in the EU, harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation (EC) No 999/2001, as amended (“TSE Regulation”) and in other instruments such as Regulation (EC) No 1069/2009 on animal by-products, as amended (“Animal By-Products Regulation”) and other food and feed hygiene regulations. The TSE Regulation establishes a “feed ban” consisting of a ban on the use of processed animal protein (“PAP”), in feed for ruminants. Only certain animal proteins considered to be safe (such as fishmeal) can be used, but under very strict conditions. A ban on feeding MBM to ruminants has been in place in the EU since 1994. The ban was expanded in 2001 with the prohibition of feeding all PAP to all farmed animals, subject to certain limited exceptions. In 2009, the BSE-related feed ban was supplemented with provisions prohibiting intra-species recycling applicable to all food-producing animals. Other animal-derived products besides PAP, such as collagen derived from non-ruminants and hydrolyzed protein derived from parts of non-ruminants or from ruminant hides and skins, are not subject to the “feed ban.” The “feed ban” has been lifted for pig and poultry PAP in the feed of aquaculture animals, and insect PAP (a new source of animal protein) in the feed of aquaculture animals. On September 7, 2021, the European Commission relaxed the “feed ban” to allow the feeding of non-ruminant farmed animals with insect PAP, reauthorize the feeding of poultry with pig PAP, the feeding of pigs with poultry PAP and allow the use of ruminant derived gelatin in feeds for non-ruminant farmed animals.

Although Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, changes to the “feed ban” may also adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin on the EU market. For that purpose, the BSE status of EU Member States, non-EU members of the European Economic Area and other countries or regions (“Third Countries”) is to be determined by classification into one of three categories depending on the BSE risk involved: a negligible risk, a controlled risk or an undetermined risk. This classification is made by the OIE. The determination of BSE status is based on a risk assessment and the implementation of a surveillance program. For each risk category there are trade rules to provide the necessary guarantees for protecting public and animal health. Currently, the following EU Member States are classified as having a controlled BSE risk: France and Greece. The other EU Member States are classified as having a negligible BSE risk. However, the United Kingdom, formerly a member of the EU, confirmed a case of classical BSE on September 17, 2021 and therefore will continue to be classified as controlled BSE risk. Classical BSE is the form that can be transmitted by feeding contaminated feed or food. A change in the BSE status of one or more EU Member States may have a negative impact on Darling Ingredients International. Under EU legislation, imported products from outside the EU must meet the same safety standards as products produced in EU Member States. Therefore, the TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, such as full traceability of imported animals and animal by-products, a ban on the use of MBM in feed for ruminants and the prohibition of the import of specified risk material or mechanically recovered meat. The detailed import requirements depend on the BSE status of Third Countries. The Animal By-Products Regulation establishes rules intended to prevent the outbreak of certain diseases such as BSE. It imposes, for example, rules for the use and disposal of specified risk material and other high risk material. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

In addition, the introduction of new EU legislation applicable to the agri-food sector could create additional compliance requirements and enforcement risks for us. Regulation (EU) 2019/1381 (“Food Transparency Regulation”) has applied since March 27, 2021. The Food Transparency Regulation strengthens transparency requirements in EU food law. Among other things, the European Food Safety Authority (“EFSA”) will be required to disclose scientific data, studies and other information supporting applications, including supplementary information supplied by applicants, taking into account the protection of confidential information and of personal data. EFSA is tasked with establishing and managing a publicly accessible database of studies commissioned or carried out by business operators to support an application or notification in relation to which EU law contains provisions for EFSA to provide a scientific output, including a scientific opinion. Business operators will need to notify EFSA of the title and the scope of any study commissioned or carried out by them to support an application or a notification, as well as the laboratory or testing facility carrying out that study, and its starting and planned completion dates. Any potential disclosure of unfavorable studies and data as well as EFSA’s ultimate decision-making power to determine what constitutes confidential information (and therefore subject or not to transparency obligations) may result in adverse publicity, negatively impact our reputation and/or require us to disclose commercially sensitive information and data. Regulation (EC) No 2017/625 (“Official Controls Regulation”) requires that the EU Member States verify compliance with agri-food chain rules through official controls. The scope of the Official Controls Regulation has been extended and will now cover official controls to verify compliance with food and feed law, animal health and welfare, plant health and animal-by products rules. To deter fraudulent practices, the Official Controls Regulation introduces more stringent rules for financial penalties, imposed by EU Member States. Those penalties must reflect the economic advantage of the operator or a percentage of the operator’s turnover. The Regulation also introduces new provisions to protect whistle-blowers to encourage and facilitate the reporting of non-compliance. More stringent and higher financial penalties may potentially result in significant and unexpected costs and enhanced provisions regarding whistle-blowers may result in more regulatory investigations and enforcement actions, both of which could have a material adverse effect on our business.

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

While we currently have no international, national or multi-plant union contracts, as of January 1, 2022 approximately 19% of Darling’s U.S. employees, 24% of Canadian employees and 44% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms, while Canadian agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

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

As of January 1, 2022, our total indebtedness, including trade debt, was approximately $1.5 billion and we had undrawn commitments available for additional borrowings under the revolving loan facility included as part of our senior secured credit facilities of up to approximately $1.286 billion and a delayed draw term A loan availability of $400.0 million (after giving effect to approximately $160.0 million of revolver borrowing, $3.8 million of outstanding letters of credit and $50.3 million of ancillary facilities). Our high level of indebtedness could have important consequences, including the following:

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

Our business may be adversely impacted by fluctuations in foreign currency exchange rates, which could affect our ability to comply with our financial covenants.

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

We may engage in capital projects, such as the DGD Joint Venture expansion project, based on the forecasted project economics and level of return on the capital to be employed in the project. Large-scale projects take many years to complete, and market conditions can change from our forecast. As a result, we may be unable to fully realize our expected returns, which could negatively impact our financial condition, results of operations, and cash flows.

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

Furthermore, we are subject to complex and evolving laws and regulations regarding privacy, know-your-customer requirements, data protection, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices or inconsistent with one another. If personal, confidential or proprietary information of customers or employees in our possession is mishandled or misused, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations. For example, the General Data Protection Regulation (“GDPR”) which imposes stringent data protection requirements, and provides for significant penalties for noncompliance. We may face difficulty in fully complying with these regulations and any failure to do so could subject us to significant monetary penalties, liabilities, and adverse publicity. In the United States, the California Consumer Privacy Act (“CCPA”) is a far-reaching data privacy law, which has been significantly amended by the California Privacy Rights Act (“CPRA”), which goes into effect on January 1, 2023. The impact of the CPRA on us and others in our industry is uncertain because regulations have not been drafted and the California legislature is considering bills to amend the law in ways that may relate to our compliance obligations thereunder. Virginia and Colorado have enacted privacy laws that come into effect in 2023, other states are considering enacting laws regulating data privacy and cybersecurity, and similar topics are being considered by legislators and regulators in the U.S. and other countries. The impact of these laws on us and others in our industry is uncertain. We also may be required to expend significant resources to prepare for and comply with the evolving standards. We could be adversely affected if the CPRA or other state, federal or international data privacy or security laws or regulations require changes in our business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

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

In the UK and the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States (and the UK). The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements. As a result, the solvency of EU pension funds are mostly regulated on a national level. On December 23, 2016, the new IORP Directive (“IORP Directive II”) was published on the Official Journal of the European Union and entered into force on January 12, 2017, though this did not make substantive changes to the solvency requirements under the original IORP Directive. The IORP Directive II recognizes in one of its recitals that changes in this area could potentially decrease the willingness of employers to provide occupational pension schemes. EU Member States were required to implement IORP Directive II into national legislation by January 13, 2019. Article 62.2., letters (a)and (c), of the IORP Directive II states that the Commission should review and report on the application of the directive by January 13, 2023 looking at the adequacy of the directive “from a prudential and governance point of view” and the impact of the directive on the stability of IORPs. However, during the course of 2021, members of the Commission have commented that the planned review is likely to be postponed until 2024 given that many EU Member States were late in fully transposing the directive. The UK introduced legislation with effect from January 13, 2019 to implement certain parts of IORP Directive II: (i) the Occupational Pension Schemes (Governance)

(Amendment) Regulations 2018, SI 2018/1103, which implemented the governance provisions; (ii) the Occupational Pension Schemes (Cross-border Activities) (Amendment) Regulations 2018, SI 2018/1102, which implemented the requirements relating to cross-border activity and cross-border transfers; and (iii) the Pension Protection Fund (Pensionable Service) and Occupational Pension Schemes (Investment and Disclosure) (Amendment and Modification) Regulations 2018, SI 2018/988, which (among other things) made amendments to the content requirements of statements of investment principles so as to require trustees to state, from October 1, 2019, their policy on ‘financially material considerations’. The UK government considered that the other aspects of IORP Directive II were already adequately covered by the existing UK law. Given that IORP Directive II had already been implemented in UK law, the European Union (Withdrawal) Act 2018 had preserved any legislation made in the UK to implement the obligations under IORP Directive II (including those carried over from the original IORP Directive). That legislation has not changed immediately following Brexit, and there is not yet indication that the UK legislation and regulation will diverge from that of the EU. The UK Pensions Regulator (“TPR”) has published a consultation on its new code of practice, and a draft of the single code (the “Code”), which will cover additional governance requirements to implement IORP Directive II in the UK. The Code will consolidate TPR’s existing codes of practice and introduce new modules to cover the requirements of IORP Directive II (and the underlying UK regulations which implemented the directive). These include the requirement for trustees to have in place remuneration policies and “own risk assessments”, and guidance on topics such as continuity planning. It is expected the Code will come into force before summer 2022.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”), was signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our future healthcare costs, including the contributions we are required to make to our benefit plans. In particular, the requirement that we either offer our full-time employees healthcare coverage that satisfies the ACA's affordability and minimum value standards or potentially be subject to a penalty became effective in calendar year 2015. In addition, beginning in 2016, we had to file information returns with the IRS regarding the health insurance coverage offered to our full-time employees in the prior calendar year and furnish to employees a statement that includes the same information provided to the IRS. While we have timely filed such returns and provided our employees with the required statements to date, failure to do so in the future could expose us to reporting penalties under applicable sections of the Internal Revenue Code. These provisions could reduce our net income and adversely affect our cash flows.

Several legislative changes to, or regulatory changes under, all or certain portions of the ACA were made under the Trump administration; it remains unclear whether the Biden administration will work to reverse the measures taken by the former administration. On December 20, 2019, former President Trump signed Public Law 116-94, a spending bill that included provisions repealing the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Former President Trump also signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by ACA. While Congress has not passed comprehensive repeal legislation, in addition to Public Law 116-94, bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act, passed in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate” (although a few states have adopted individual mandate requirements that assess penalties against individuals based on their uninsured status). There have also been various judicial challenges to the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. There is uncertainty regarding any healthcare reform that the Biden administration and U.S. Congress may propose, if any, including whether additional legislative reform will be enacted and whether any proposals will encompass or potentially alter the full-time employee healthcare coverage requirements and reporting obligations imposed on large employers like us. Any changes may likely take time to unfold, and we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on us. We cannot assure that the ACA, as currently enacted or as repealed or amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

We may not be able to achieve reduction of our greenhouse gas emissions and other sustainability goals.

We have developed and publicized, and expect to continue to establish, goals, targets, and other objectives related to sustainability matters. Such statements reflect our current plans at the time they are made, and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives could expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective is and will be subject to numerous factors and conditions, many of which are outside of our control, such as evolving regulatory or quasi-regulatory sustainability standards, differing requirements and the pace of changes in technology.

We may face increased scrutiny from the investment community, other stakeholders, regulators, and the media related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, ability to attract or retain employees, and attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines that we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Even if we achieve the goals, targets, and objectives we set, we may not realize all of the benefits that we expected at the time such goals, targets, and objectives were established.

The vote by the United Kingdom mandating its withdrawal from the EU could have an adverse effect on our business, investments and future operations in Europe.

The vote on June 23, 2016 by the United Kingdom (the “UK”) to exit the EU (“Brexit”), created uncertainty in the global financial markets. In December 2020, the EU and the UK reached an agreement on the future relationship between the two markets (the “EU-UK Trade and Cooperation Agreement”). The EU-UK Trade and Cooperation Agreement will affect Darling Ingredients International’s business in Europe with respect to goods and employees. The EU-UK Trade and Cooperation Agreement applied since January 1, 2021 and entails, inter alia, that customs checks and controls apply to all UK exports entering the EU as well as EU exports entering the UK. Based on the EU-UK Trade and Cooperation Agreement, the UK is considered a third country when it comes to imports in the EU. As a result, imports of products that are derived from animal by-products into the EU from the UK must follow third country rules, including being accompanied by an export health certificate or model declaration form, and may be subject to veterinary checks and having to enter through designated board inspection posts. In comparison, under the terms of the Northern Ireland Protocol (the “NI Protocol”), contained within the EU (Withdrawal Agreement) Act 2020, Northern Ireland is treated for the same purposes as if it were still an EU member state, and must remain aligned to the EU single market and customs rules. These developments and the impact of the terms of the Protocol may delay imports/exports between the EU and the UK, and within the UK itself where imports/exports are with Northern Ireland, and may entail additional costs. The EU-UK Trade and Cooperation Agreement may also impair the ability of Darling Ingredients International to transact business in the future in the UK, including by restricting the free travel of employees as UK citizens no longer have the freedom to live and work in the EU and require visas to work in the EU, other than short-term visits for specific purposes (e.g. attending meetings, conducting training) in accordance with local immigration laws. The same restrictions apply to EU citizens in the UK. Moreover, the effects of the implementation and application of the EU-UK trade and Cooperations Agreement and any other relevant agreements that may be made between the UK and the EU, and the divergence of laws applicable in the EU and UK as the UK adopts its own legislation will continue to present legal uncertainty. Furthermore, these developments, or the perceptions that any of them could occur, may continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets. These effects could have an adverse effect on our business, investments and future operations in Europe.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of January 1, 2022, the Company's corporate headquarters is located at 5601 N MacArthur Boulevard, Irving, Texas, 75038.

As of January 1, 2022, the Company operates a global network of over 200 locations, including 145 production facilities, across five continents. All of the processing facilities are owned except for 10 leased facilities and the Company owns and leases a network of transfer stations. The following is a listing of a majority of the Company's operating plants as of January 1, 2022 by operating segment with a description of the plants principal process.

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

* Leased

Rent expense for our leased properties was $17.6 million in the aggregate in fiscal 2021. We believe our current properties are suitable and adequate for their intended purpose.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At January 1, 2022 and January 2, 2021, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $78.4 million and $66.2 million, respectively. The Company has insurance recovery receivables of approximately $31.8 million and $27.0 million as of January 1, 2022 and January 2, 2021, related to insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and laid out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The Company asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”). Subsequently, the EPA conducted a settlement analysis using a third-party allocator and offered early cash out settlements to those PRP's for whom the third-party allocator determined did not discharge any of the COC's. The Company participated in this allocation process, and in November 2019, received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the lower Passaic River area. The Company accepted this settlement offer, and the settlement became effective on April 16, 2021 following the completion of the EPA's administrative approval process. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Passaic River. Furthermore, the Company's settlement with the EPA described above could preclude certain of the claims alleged by OCC against the Company. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

Holders

The Company has been notified by its stock transfer agent that as of February 23, 2022, there were 162 holders of record of the common stock.

Dividend Policy

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2022.  The agreements underlying the Company's senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Issuer Purchases of Equity Securities

On December 9, 2021, the Company's Board of Directors approved the extension for an additional two years ending August 13, 2024 of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate amount of $500.0 million of the Company's Common Stock depending on market conditions. Under this program, we repurchased 2,480,459 shares for approximately $167.7 million including commissions in fiscal 2021 and repurchased 184,672 shares in early 2022 for approximately $11.2 million including commissions. As of the date of this report, the Company had approximately $488.8 million remaining in its share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

The following table is a summary of equity securities purchased by the Company during the fourth quarter of fiscal 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period. (4)
October 2021:
October 3, 2021 through October 30, 2021	28,090		79.41	—	$102,105,660
November 2021:
October 31, 2021 through November 27, 2021	479		70.17	—	102,105,660
December 2021:
November 28, 2021 through January 1, 2022	1,027,325	(3)	67.98	1,019,885	500,000,000
Total	1,055,894		71.27	1,019,885	$500,000,000

(1)    All shares purchased during the fourth quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options).
(2)    The average price paid per share is calculated on a trade date basis and excludes commissions.
(3)    Includes 7,440 shares withheld for taxes on restricted stock and options.
(4)    On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years (through August 13, 2024) of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate amount of $500.0 million of the Company's Common Stock depending on market conditions. All purchases in December 2021 were done under the previous announced $200.0 million share repurchase program.

Separate from this share repurchase program, a total of 782,291 shares were withheld from equity award recipients to cover payroll taxes on the vesting of shares of restricted stock, restricted stock units, exercised options and the strike price on exercised options during fiscal 2021 pursuant to the terms of our 2017 Omnibus Incentive Plan and 2012 Omnibus plan, as amended.

Common Stock Performance Graph

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index and the Dow Jones US Waste and Disposal Service Index for the period from December 31, 2016 to January 1, 2022, assuming the investment of $100 on December 31, 2016 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company's stock price relative to the noted indices and is not necessarily indicative of future price performance.

EQUITY COMPENSATION PLANS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 12 of this report.

ITEM 6. RESERVED

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

Fiscal Year 2021 Overview

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 2 to the Company's Consolidated Financial Statements for the period ended January 1, 2022 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.
Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Observations on the Effects of COVID-19

The novel strain of coronavirus, which causes the infectious disease known as COVID-19, continues to evolve since it was declared a global pandemic on March 11, 2020. Since then, various federal, state and local government-imposed movement restrictions and initiatives have at various times been implemented worldwide to reduce the global transmission of COVID-19, including reduced or eliminated food services, the promotion of social distancing and the adoption of remote working policies. We continue to evaluate the nature and extent of the ongoing impacts COVID-19 has on our business, operations and financial results.

To date, COVID-19 has not had a material impact on the Company’s operations, as the Company operates in industries that are deemed “critical” and “essential” under the rules imposing these restrictions; however, the Company incurred approximately $7.5 million of COVID-19 related charges globally in fiscal year 2020 and incurred approximately $3.1 million in fiscal year 2021. The Company has implemented operational guidelines throughout the Company's organization consistent with the applicable governmental and regulatory policies in the geographies the Company operates intended to protect the Company's employees and prevent the spread of the virus in the Company's workplace, and to date, COVID-19 has not had a significant impact on the Company's ability to operate its facilities. Notwithstanding, the Company believes the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue. Among the items that could have a significant impact on the Company's future results is a reduction in the Company's raw material supply due to disruptions in the operations of the Company's third-party suppliers. Accordingly, while to date the Company has experienced no material negative effects on the Company's business and results of operations as a result of the current COVID-19 outbreak, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of the Company's supply chain partners and finished product customers, which ultimately could result in material negative effects on the Company's business and results of operations.

DGD has also implemented operational guidelines in its organization, and to date, COVID-19 has not had a material impact on DGD’s operations. We expect that biofuel regulations and mandates will continue supporting renewable diesel demand; however, a prolonged or significant decline in overall fuel demand could negatively impact the sales and profitability of DGD’s business.

The extent to which COVID-19 impacts the Company’s and DGD's results will depend on future developments, which are highly uncertain and cannot be predicted and may vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence and spread of new variants of the virus, such as the delta variant, the likelihood of a resurgence of positive cases, the development, availability and acceptance of effective treatments and vaccines, the speed at which such vaccines are administered, the efficacy of current vaccines against evolving strains or variants of the virus, global economic conditions during and after the pandemic and governmental actions that have been taken or may be taken in the future in response to the pandemic, among others. For additional information regarding the risks associated with COVID-19, see the important information in Item 1A. Risk Factors, under the caption “Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.”

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

In 2019, the Company evaluated the operational developments and the impact of anticipated significant expansion of the DGD Joint Venture. This evaluation was impactful to the consideration of how the Company most appropriately reflects its share of equity income from the DGD Joint Venture. Based on the Company's analysis, it was determined that the DGD Joint Venture has evolved into an integral and integrated part of the Company's ongoing operations. The Company determined this justifies a more meaningful and transparent presentation of equity in net income of the DGD Joint Venture as a component of the Company's operating income.

Results of Operations

Fiscal Year Ended January 1, 2022 Compared to Fiscal Year Ended January 2, 2021

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During fiscal year 2021, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal year 2021, compared to average Jacobsen and Reuters prices for fiscal year 2020 are:

	Avg. Price Fiscal Year 2021	Avg. Price Fiscal Year 2020	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 360.73/ton	$ 261.43/ton	$ 99.30/ton	38.0%
Feed Grade PM (Mid-South)	$ 342.33/ton	$ 251.13/ton	$ 91.20/ton	36.3%
Pet Food PM (Mid-South)	$ 749.82/ton	$ 633.61/ton	$ 116.21/ton	18.3%
FM (Mid-South)	$ 482.98/ton	$ 314.20/ton	$ 168.78/ton	53.7%
BFT (Chicago)	$ 58.98/cwt	$ 31.48/cwt	$ 27.50/cwt	87.4%
YG (Illinois)	$ 41.48/cwt	$ 21.95/cwt	$ 19.53/cwt	89.0%
Corn (Illinois)	$ 6.11/bushel	$ 3.75/bushel	$ 2.36/bushel	62.9%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,204.00/ton	$ 707.00/ton	$ 497.00/ton	70.3%
Soy meal (CIF Rotterdam)	$ 485.00/ton	$ 394.00/ton	$ 91.00/ton	23.1%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal year 2021, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal year 2021.

	Avg. Price 4th Quarter 2021	Avg. Price 3rd Quarter 2021	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 261.79/ton	$ 385.53/ton	$ (123.74)/ton	(32.1)%
Feed Grade PM (Mid-South)	$ 335.07/ton	$ 337.15/ton	$ (2.08)/ton	(0.6)%
Pet Food PM (Mid-South)	$ 650.25/ton	$ 680.77/ton	$ (30.52)/ton	(4.5)%
FM (Mid-South)	$ 444.61/ton	$ 482.79/ton	$ (38.18)/ton	(7.9)%
BFT (Chicago)	$ 66.15/cwt	$ 66.75/cwt	$ (0.60)/cwt	(0.9)%
YG (Illinois)	$ 44.30/cwt	$ 44.70/cwt	$ (0.40)/cwt	(0.9)%
Corn (Illinois)	$ 5.84/bushel	$ 6.20/bushel	$(0.36)/bushel	(5.8)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,349.00/ton	$ 1,213.00/ton	$ 136.00/ton	11.2%
Soy meal (CIF Rotterdam)	$ 466.00/ton	$ 469.00/ton	$ (3.00)/ton	(0.6)%

Segment Results

Segment operating income for the fiscal year ended January 1, 2022 was $884.5 million, which reflects an increase of $453.6 million or 105.3% as compared to the fiscal year ended January 2, 2021.

In thousands, except for percentages	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 1, 2022
Net Sales	$3,039,500	$1,271,629	$430,240	$—	$4,741,369
Cost of sales and operating expenses	2,206,248	979,232	313,905	—	3,499,385
Gross Margin	833,252	292,397	116,335	—	1,241,984

Gross Margin %	27.4%	23.0%	27.0%	—%	26.2%

Gain on sale of assets	(550)	(88)	(320)	—	(958)
Selling, general and administrative expense	220,078	97,555	16,999	56,906	391,538
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	218,942	60,929	25,436	11,080	316,387
Acquisition and integration costs	—	—	—	1,396	1,396
Equity in net income of Diamond Green Diesel	—	—	351,627	—	351,627
Segment operating income/ (loss)	394,782	134,001	425,069	(69,382)	884,470

Equity in net income of other unconsolidated subsidiaries	5,753	—	—	—	5,753
Segment income/(loss)	400,535	134,001	425,069	(69,382)	890,223

In thousands, except for percentages	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2021
Net Sales	$2,072,104	$1,185,701	$314,118	$—	$3,571,923
Cost of sales and operating expenses	1,544,524	920,682	223,609	—	2,688,815
Gross Margin	527,580	265,019	90,509	—	883,108

Gross Margin %	25.5%	22.4%	28.8%	—%	24.7%

Loss/ (gain) on sale of assets	19	482	(75)	—	426
Selling, general and administrative expense	209,748	97,406	16,014	55,328	378,496
Restructuring and asset impairment charges	—	—	38,167	—	38,167
Depreciation and amortization	221,187	83,752	34,218	11,021	350,178
Equity in net income of Diamond Green Diesel	—	—	315,095	—	315,095
Segment operating income/(loss)	96,626	83,379	317,280	(66,349)	430,936

Equity in net income of other unconsolidated subsidiaries	3,193	—	—	—	3,193
Segment income/(loss)	99,819	83,379	317,280	(66,349)	434,129

Feed Ingredients Segment

Raw material volume. In fiscal year 2021, the raw material processed by the Company's Feed Ingredients segment totaled 8.92 million metric tons. Compared to fiscal year 2020, overall raw material volume processed in the Feed Ingredients segment decreased approximately 0.3% primarily due to one less week of raw material volume as compared to fiscal year 2020.

Sales. During the year ended January 1, 2022, net sales for the Feed Ingredients segment were $3,039.5 million as compared to $2,072.1 million for the year ended January 2, 2021, an increase of approximately $967.4 million. Net sales for fats were approximately $1,198.1 million and $661.7 million for the years ended January 1, 2022 and January 2, 2021, respectively. Protein net sales were approximately $1,022.7 million and $830.2 million for the years ended January 1, 2022 and January 2, 2021, respectively. Other rendering net sales, which include hides, pet food, and service charges, were approximately $173.4 million and $178.6 million for the years ended January 1, 2022 and January 2, 2021, respectively. Total rendering net sales were approximately $2,394.2 million and $1,670.5 million for the years ended January 1, 2022 and January 2, 2021, respectively. Used cooking oil net sales were approximately $319.1 million and $176.7 million for the years ended January 1, 2022 and January 2, 2021, respectively. Bakery net sales were approximately $287.4 million and $183.8 million for the years ended January 1, 2022 and January 2, 2021, respectively, and other net sales, which includes trap services, were approximately $38.8 million and $41.1 million for the years ended January 1, 2022 and January 2, 2021, respectively.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales year ended January 2, 2021	$661.7	$830.2	$178.6	$1,670.5	$176.7	$183.8	$41.1	$2,072.1
Increase/(decrease) in sales volumes	6.4	(9.7)	—	(3.3)	8.5	(2.8)	—	2.4
Increase in finished product prices	517.7	186.0	—	703.7	132.0	106.4	—	942.1
Increase due to currency exchange rates	12.3	16.2	1.1	29.6	1.9	—	—	31.5
Other change	—	—	(6.3)	(6.3)	—	—	(2.3)	(8.6)
Total change	536.4	192.5	(5.2)	723.7	142.4	103.6	(2.3)	967.4
Net sales year ended January 1, 2022	$1,198.1	$1,022.7	$173.4	$2,394.2	$319.1	$287.4	$38.8	$3,039.5

Margins. In the Feed Ingredients segment for fiscal year 2021, the gross margin percentage was 27.4% as compared to 25.5% for fiscal year 2020. The increase in fiscal year 2021 was primarily due to overall increased finished product prices as compared to fiscal year 2020.

Segment operating income. Feed Ingredients' operating income for fiscal year 2021 was $394.8 million, an increase of $298.2 million or 308.6% as compared to fiscal year 2020. This increase was primarily due to increasing overall fat and protein finished product sales prices leading to an increased gross margin that more than offset higher selling, general and administrative expenses.

Food Ingredients Segment

Raw material volume. In fiscal year 2021, the raw material processed by the Company's Food Ingredients segment totaled 1.11 million metric tons. Compared to fiscal year 2020, overall raw material volume processed in the Food Ingredients segment increased approximately 2.8%.

Sales. Overall sales increased in the Food Ingredients segment due to higher sales volumes and higher sales prices in the collagen and edible fat sales markets.

Margins. In the Food Ingredients segment for fiscal year 2021, the gross margin percentage was 23.0% as compared to 22.4% for fiscal year 2020. The increase is due primarily to higher overall finished product prices as compared to fiscal year 2020.

Segment operating income. Food Ingredients' operating income was $134.0 million for fiscal year 2021, an increase of $50.6 million or 60.7% as compared to fiscal year 2020. The increase is primarily due to higher sales volumes and prices in Europe, North America and China collagen markets and higher fat prices in the edible fat market, which was partially offset by a weaker Brazilian real and lower volumes in Brazil as a result of the COVID-19 pandemic in South America. In addition, segment operating income increased as a result of lower depreciation expense.

Fuel Ingredients Segment

Raw material volume. In fiscal year 2021, the raw material processed by the Company's Fuel Ingredients segment, excluding the DGD Joint Venture, totaled 1.28 million metric tons. Compared to fiscal year 2020, overall raw material volume processed in the Fuel Ingredients segment decreased approximately 2.5% primarily due to one less week of raw material volume as compared to fiscal year 2020.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes and sales prices in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2021, the gross margin percentage was 27.0% as compared to 28.8% for fiscal year 2020. The decrease is primarily due to considerably higher raw material prices in Europe that more than offset alternative fuel mixture credits recorded in the current period as a reduction to other operating expense in fiscal year 2021 as compared to fiscal year 2020.
Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from DGD Joint Venture) for fiscal year 2021 was $425.1 million, an increase of $107.8 million or 34.0% as compared to fiscal year 2020. The increase in earnings is primarily due to the expansion of the DGD Norco Facility that was effective in October 2021, an increase in the renewable identification number (RIN) prices and renewable diesel fuel prices in fiscal year 2021 and a decrease of restructuring and impairment charges, as compared to fiscal year 2020, as well as higher sales prices in our European market.

Foreign Currency

During fiscal year 2021, the euro and Canadian dollar strengthened against the U.S. dollar as compared to fiscal year 2020. Using actual results for fiscal year 2021 and the prior year's average foreign currency rates for fiscal year 2020 would result in a decrease in operating income of approximately $18.9 million. The average rates assumption used in this calculation was the actual average rate for fiscal year 2021 of €1.00:USD$1.18 and CAD$1.00:USD$0.80 as compared to the average rate for fiscal year 2020 of €1.00:USD$1.14 and CAD$1.00:USD$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $56.9 million during fiscal year 2021, a $1.6 million increase from $55.3 million during fiscal year 2020. The increase is primarily due to an increase in insurance costs, tax and license costs and repairs and maintenance costs that were partially offset by a decrease in corporate related benefits, legal costs, and other miscellaneous costs.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $0.1 million to $11.1 million during fiscal year 2021 as compared to $11.0 million during fiscal year 2020.

Acquisition and Integration Costs. Acquisition and integration costs include amounts incurred during fiscal year 2021 primarily related to the Company's December 2021 announcement that we entered into a definitive agreement to acquire all of the shares of Valley Proteins, Inc. for approximately $1.1 billion in cash.

Interest Expense. Interest expense was $62.1 million for fiscal year 2021, compared to $72.7 million for fiscal year 2020, a decrease of $10.6 million. The decrease is primarily due to lower amortization of deferred loan costs and lower interest on the Term loan B as a result of partial note pay-downs.

Foreign Currency Losses.  Foreign currency losses were $2.2 million during fiscal year 2021, as compared to losses of approximately $2.3 million for fiscal year 2020. The slight decrease is due primarily to reduced losses on the revaluation of non-functional currency liabilities as compared to the same period in fiscal 2020.

Other Expense, net. Other expense was $4.6 million for fiscal year 2021, compared to $5.5 million in fiscal year 2020.  The decrease in other expense was primarily due to a decrease in pension expense, a decrease in insurance proceeds on fire and casualty losses and a decrease in interest income.

Equity in Net Income of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from its foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded income tax expense of $164.1 million for fiscal year 2021, compared to $53.3 million of income tax expense recorded in fiscal year 2020, an increase of $110.8 million, which was primarily due to an increase in income from operations before income taxes. The effective tax rate for fiscal year 2021 and fiscal year 2020 was 20.0% and 15.1%, respectively. The effective tax rate for both fiscal years 2021 and 2020 differs slightly from the statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates, state income taxes and excess tax benefits from stock-based compensation.

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

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company's Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at January 1, 2022. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign currency exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2021 As Compared to Fiscal Year 2020

	Fiscal Year Ended
(dollars in thousands)	January 1, 2022	January 2, 2021
Net income attributable to Darling	$650,914	$296,819
Depreciation and amortization	316,387	350,178
Interest expense	62,077	72,686
Income tax expense	164,106	53,289
Restructuring and asset impairment charges	778	38,167
Acquisition and integration costs	1,396	—
Foreign currency losses	2,199	2,290
Other expense, net	4,551	5,534
Equity in net income of Diamond Green Diesel	(351,627)	(315,095)
Equity in net income of other unconsolidated subsidiaries	(5,753)	(3,193)
Net income attributable to noncontrolling interests	6,376	3,511
Adjusted EBITDA (Non-GAAP)	$851,404	$504,186

Foreign currency exchange impact (1)	(18,888)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$832,516	$504,186

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$383,419	$337,348

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$1,234,823	$841,534

(1) The average rate assumption used in this calculation was the actual fiscal average rate for the fiscal year ended January 1, 2022 of €1.00:USD$1.18 and CAD$1.00:USD$0.80 as compared to the average rate for the fiscal year ended January 2, 2021 of €1.00:USD$1.14 and CAD$1.00:USD$0.75, respectively.

The discussion and analysis of our financial condition and results of operations for the year ended January 2, 2021 compared to the year ended December 28, 2019 are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results in our 2020 Form 10-K and is incorporated herein by reference.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at January 1, 2022. On January 1, 2022, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(4,959)
Carrying value of 5.25% Notes due 2027	$495,041

3.625 % Notes due 2026 - Denominated in euros	$582,980
Less unamortized deferred loan costs	(5,031)
Carrying value of 3.625% Notes due 2026	$577,949

Amended Credit Agreement:
Term Loan B	$200,000
Less unamortized deferred loan costs	(1,928)
Carrying value of Term Loan B	$198,072

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	50,253
Borrowings outstanding	160,000
Letters of credit issued	3,849
Availability	$1,285,898

Other Debt	$32,319

At January 1, 2022, the U.S. dollar strengthened as compared to the euro at January 2, 2021. Using the euro based debt outstanding at January 1, 2022 and comparing the closing balance sheet rates at January 1, 2022 to those at January 2, 2021, the U.S. dollar debt balances of euro based debt decreased by $49.0 million, at January 1, 2022. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at January 1, 2022 of €1.00:USD$1.132000 as compared to the closing balance sheet rate at January 2, 2021 of €1.00:USD$1.227500.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective December 9, 2021, the Company, and certain of its subsidiaries entered into an amendment (the "Seventh Amendment") with its lenders to the Amended Credit Agreement. Among other things, the Seventh Amendment (a) increased the maximum aggregate principal amount of the revolving credit facility from $1.0 billion to $1.5 billion, under which loans will or will continue to be made, as applicable, in U.S. dollars or alternative currencies, to the Company and certain of the Company’s subsidiaries as borrowers under the Amended Credit Agreement, (b) extended the stated maturity date of the revolving credit facility from September 18, 2025 to December 9, 2026, (c) obtained a delayed draw term loan commitment, and incurred new term loans pursuant thereto, in an aggregate principal amount of up to $400.0 million, which will be made available to the Company and have a term of five years, (d) joined Darling Ingredients Germany Holding GmbH (“Darling GmbH”) and Darling Ingredients Belgium Holding B.V. (“Darling Belgium”), each of which are indirect subsidiaries of the Company, and Guarantors under the Amended Credit Agreement, as “Borrowers” under the Amended Credit Agreement and (e) updated and modified certain other terms and provisions of the Amended Credit Agreement, including to reflect alternative reference rates based on the secured overnight financing rate for U.S. dollar loans, the sterling overnight index average for pound sterling loans and the euro short term rate for euro swingline loans. The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.425 billion comprised of (i) the Company's $525.0 million term loan B facility, (ii) the Company's $400.0 million delayed draw term A loan and (iii) the Company's $1.5 billion five-year revolving loan facility (up to $150.0 million of which will be available for a letter of credit sub-limit and $50.0 million of which will be available for a swingline sub-limit) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities

(with certain restrictions). For more information regarding the Amended Credit Agreement see Note 10 of Notes to Consolidated Financial Statements included herein.

•As of January 1, 2022, the Company had availability of $1.286 billion under the revolving loan facility, taking into account an aggregate of $160.0 million in outstanding borrowings, $50.3 million of ancillary facilities and letters of credit issued of $3.8 million.

•As of January 1, 2022, the Company had availability under its delayed draw term A loan commitment of $400.0 million. Under the terms of the delayed draw term A loan, the Company can take up to two years to borrow under the term A loan commitment in U.S. dollars. Amounts borrowed under the term A loan that are repaid by the Company cannot be reborrowed. The term A loan borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A loan facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of the Seventh Amendment date and continuing until the last day of such quarterly period ending immediately prior to the term A loan maturity date of December 9, 2026.

•As of January 1, 2022, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $325.0 million, which when repaid, cannot be reborrowed. As a result of early payments made by the Company under the term loan B facility only one final installment of the relevant term loan B facility then outstanding is due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•The interest rate applicable to any borrowings under the revolving loan facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.25% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term loan A will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

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

The classification of long-term debt in the Company’s January 1, 2022 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in foreign currency exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

As of January 1, 2022, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On January 1, 2022, the Company had working capital of $336.3 million and its working capital ratio was 1.45 to 1 compared to working capital of $311.7 million and a working capital ratio of 1.46 to 1 on January 2, 2021.  At January 1, 2022, the Company had unrestricted cash of $68.9 million and funds available under the revolving credit facility of $1.286 billion, compared to unrestricted cash of $81.6 million and funds available under the revolving credit facility of $893.9 million at January 2, 2021.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $704.4 million and $624.7 million for the fiscal years ended January 1, 2022 and January 2, 2021, respectively, an increase of $79.7 million due primarily to an increase in net income that was partially offset by the effect of a negative impact from equity in net income of the DGD Joint Venture as well as a decrease in distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries of approximately $202.7 million and to changes in operating assets and liabilities that include a decrease in cash used by accounts receivable of approximately $102.3 million, a decrease in cash used by prepaid expenses and inventory of $54.3 million, an increase in cash provided by income taxes refundable/payable of approximately $14.6 million and an increase in cash provided by accounts payable and accrued expense of approximately $73.4 million. Cash used by investing activities was $490.3 million during fiscal year 2021, compared to $310.6 million in fiscal year 2020, an increase in cash used of $179.7 million, primarily due to an increase in investments in the DGD Joint Venture and other unconsolidated subsidiaries and an increase in loan to the DGD Joint Venture that more than offset a decrease in acquisitions and capital expenditures.  Net cash used by financing activities was $221.4 million during fiscal year 2021, compared to $307.0 million in fiscal year 2020, a decrease in cash used of $85.6 million, primarily due to a decrease in debt payments that more than offset increases from the repurchase of common stock and increases in minimum withholding taxes paid as compared to fiscal year 2020.

Capital expenditures of $274.1 million were made during fiscal year 2021 as compared to $280.1 million in fiscal year 2020 a decrease of $(6.0) million, or (2.1)%. The Company expects to incur capital expenditures of approximately $339 million in fiscal year 2022, including new construction, compliance and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $40.6 million in fiscal year 2021, $38.7 million in fiscal year 2020 and $37.4 million in fiscal year 2019.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal year 2021, the Company has accrued approximately $9.9 million as of January 1, 2022 that it expects will become due during the next twelve months in order to meet obligations related to the Company's self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at January 1, 2022.  The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self-insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.3 million in order to meet minimum pension funding requirements to its domestic plans in fiscal year 2022. In addition, the Company expects to make payments of approximately $3.6 million under its foreign pension plans in fiscal year 2022.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal year 2021 and fiscal year 2020 of approximately $0.2 million and $7.5 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal year 2021 of approximately $3.7 million, as compared to $4.0 million in contributions in fiscal year 2020.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone, as defined by the PPA. The Company has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During fiscal 2021, the Company was notified by one of these multiemployer plans that the Company's withdrawal liability has increased and as a result the Company recorded an additional liability of approximately $1.3 million. As of January 1, 2022, the Company has an aggregate accrued liability of approximately $3.8 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

DGD Joint Venture

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant located adjacent to Valero's refinery in Norco, Louisiana (the “DGD Norco Facility”). The DGD Norco Facility reached mechanical completion and began the production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD Norco Facility that increased its renewable diesel production by 410 million gallons per year, so that it is now capable of producing 700 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. The expansion of the DGD Norco Facility was completed and became operational in October 2021, at a total cost, including naphtha production and improved logistics capability, of approximately $1.1 billion, which was substantially funded by DGD Joint Venture cash flow. Additionally, in January 2021, we and our DGD Joint Venture partner approved the construction of a new facility to be located next to Valero’s Port Arthur Refinery in Port Arthur, Texas, capable of producing 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD Norco Facility. Construction is underway, and the new plant is anticipated to commence operations in the first quarter of 2023, with the total cost of the expansion project estimated to be approximately $1.45 billion. Once operational, the new plant is expected to increase the DGD Joint Venture’s total renewable diesel production capacity to approximately 1.2 billion gallons per year. Based on forecasted margins as of the date of this report, the Port Arthur expansion project is expected to be substantially funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fully fund the project, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2022, unless extended by agreement of the parties. The DGD Loan Agreement replaced a similar agreement with lower commitment levels that expired on December 31, 2018. During the fourth quarter of fiscal 2021, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company of approximately $0.1 million. As of January 1, 2022, $25.0 million was owed to Darling Green under the DGD Loan Agreement.

On March 30, 2021, the DGD Joint Venture entered into a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The new revolving credit facility matures March 30, 2024 and is non-recourse to the joint venture partners. As of January 1, 2022, the DGD Joint Venture had borrowings outstanding of $100.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Norco Facility, the Company contributed a total of approximately $111.7 million for completion of the DGD Norco Facility including the Company's portion of cost overruns and working capital funding. In fiscal 2021, each joint venture partner made $189.0 million in additional capital contributions to the DGD Joint Venture. Subsequent to January 1, 2022, each joint venture partner made a capital contribution of approximately $24.75 million. As of January 1, 2022, under the equity method of accounting the Company has an investment in the DGD Joint Venture of approximately $1.3 billion included on the consolidated balance sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how the Company operates its business. The Company traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With the Company’s significant fats ownership, this has and continues to transform how the Company operates. In 2021, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Norco Facility as feedstock for renewable diesel. In 2021, 2020 and 2019, DGD was the Company’s largest finished product customer in terms of sales, with the Company recording sales to DGD in those years of $521.7 million, $264.1 million and $208.7 million, respectively.
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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal year 2021, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the current COVID-19 outbreak and those factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal year 2022 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, other than the Company's previously announced acquisition of Valley Proteins, Inc.for $1.1 billion, plus or minus various closing adjustments in accordance with the Stock Purchase Agreement, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors approved a share repurchase program of up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2024, unless further extended or shortened by the Board of Directors. During fiscal year 2021, the Company repurchased approximately $167.7 million, including commissions, of its common stock in the open market. As of January 1, 2022, the Company had approximately $500.0 million remaining in its share repurchase program. Subsequent to January 1, 2022, the Company repurchased approximately $11.2 million, including commissions, of its common stock in the open market.

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

Note Guarantees

The Company's 5.25% Notes and 3.625% Notes (see Note 10 of Notes to Consolidated Financial Statements included herein) are guaranteed on a senior unsecured basis by the following Notes Guarantors, each of which is a 100% directly or indirectly owned subsidiary of Darling and which constitute all of Darling's existing restricted subsidiaries that are Credit Agreement Guarantors (other than Darling's foreign subsidiaries, Darling Global Finance B.V., which issued the 3.625% Notes and is discussed further below, or any receivables entity): Darling National, Griffin Industries, LLC and its subsidiary Craig Protein Division, Inc., DarPro Storage Solutions LLC, Darling Global Holdings Inc., EV Acquisition LLC, Rousselot Inc., Rousselot Dubuque Inc., Sonac USA LLC and Rousselot Peabody Inc. (collectively, the Notes Guarantors). In addition, the 3.625% Notes, which were issued by Darling Global Finance B.V., a wholly-owned indirect subsidiary of Darling, are guaranteed on a senior unsecured basis by Darling. The Notes Guarantors, and Darling in the case of the 3.625% Notes, fully and unconditionally guaranteed the 5.25% Notes and 3.625% Notes on a joint and several basis. The following financial tables present summarized financial information for (i) Darling, (ii) the combined Notes Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the 5.25% Notes or the 3.625% Notes (the “Non-guarantors”), and (iv) eliminations necessary to arrive at the Company's consolidated summarized financial information, which include summarized condensed consolidated balance sheets as of January 1, 2022 and January 2, 2021, and the summarized condensed consolidating statements of operations for the years ended January 1, 2022, January 2, 2021 and December 28, 2019. Separate financial information is not presented for Darling Global Finance B.V. since it was formed as a special purpose finance subsidiary for the purpose of issuing euro-denominated notes such as the 3.625% Notes and therefore does not have any substantial operations or assets.

Summarized Financial Information

Condensed Balance Sheet Information
(in thousands)

January 1, 2022	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated

Current assets	$162,069	$1,175,456	$1,179,401	$(1,427,912)	$1,089,014
Noncurrent assets	7,336,507	2,389,090	4,379,565	(9,060,448)	5,044,714
Current liabilities	1,529,556	110,594	540,446	(1,427,912)	752,684
Noncurrent liabilities	1,515,962	32,389	767,908	(283,000)	2,033,259
Stockholders' equity	4,453,058	3,421,563	4,250,612	(8,777,448)	3,347,785

January 2, 2021

Current assets	$103,728	$881,669	$1,177,869	$(1,176,272)	986,994
Noncurrent assets	6,476,886	2,465,785	3,753,644	(8,069,978)	4,626,337
Current liabilities	1,345,233	77,573	428,771	(1,176,272)	675,305
Noncurrent liabilities	1,254,518	19,755	826,157	(116,613)	1,983,817
Stockholders' equity	3,980,863	3,250,126	3,676,585	(7,953,365)	2,954,209

Condensed Statements of Operations Information
(in thousands)

For the year ended January 1, 2022	Parent	Notes Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$1,140,956	$1,811,290	$2,133,281	$(344,158)	$4,741,369
Total costs and expenses	1,103,112	1,596,258	1,853,314	(344,158)	4,208,526
Equity in net income of Diamond Green Diesel	—	—	351,627	—	351,627
Operating income	37,844	215,032	631,594	—	884,470
Net income allocable to Darling	650,914	171,436	485,049	(656,485)	650,914

For the year ended January 2, 2021
Net sales	$740,912	$1,301,933	$1,740,001	$(210,923)	$3,571,923
Total costs and expenses	827,070	1,197,946	1,641,989	(210,923)	3,456,082
Equity in net income of Diamond Green Diesel	—	—	315,095	—	315,095
Operating income (loss)	(86,158)	103,987	413,107	—	430,936
Net income allocable to Darling	296,819	87,587	330,321	(417,908)	296,819

For the year ended December 28, 2019
Net sales	$652,708	$1,305,464	$1,637,861	$(232,128)	$3,363,905
Total costs and expenses	764,511	1,218,993	1,501,160	(232,128)	3,252,536
Equity in net income of Diamond Green Diesel	—	—	364,452	—	364,452
Operating income (loss)	(111,803)	86,471	501,153	—	475,821
Net income allocable to Darling	312,600	72,074	399,753	(471,827)	312,600

OFF BALANCE SHEET OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Based upon the underlying purchase agreements, the Company has commitments to purchase $236.6 million of commodity products, consisting of approximately $78.3 million of finished and raw material products and approximately $135.1 million of natural gas and diesel fuel and approximately $23.2 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at January 1, 2022. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the next five years, in accordance with U.S. GAAP.

The Company's off-balance sheet contractual obligations and commercial commitments as of January 1, 2022 relate to letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at January 1, 2022 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,849
Standby letters of credit (ancillary facility)	27,400
Foreign bank guarantees	11,708
Total other commercial commitments:	$42,957

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

Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. In fiscal year 2021 and 2019, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment. In December 2020, due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. In fiscal 2021 and 2020, the Company recorded asset impairment charges related to its biodiesel long-lived assets of approximately $0.1 million and $6.2 million, respectively.

Goodwill and Indefinite Lived Intangible Assets Valuation

Goodwill and indefinite-lived intangible assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.   When assessing the recoverability of goodwill and other indefinite lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an other indefinite lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs the quantitative approach to impairment testing by comparing the fair value of the Company's reporting units to their respective carrying amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized if any will not exceed the total amount of goodwill allocated to that reporting unit. In fiscal 2021, the Company performed a qualitative impairment analysis for its annual goodwill and indefinite-lived intangible assets at October 30, 2021. Based on the Company's annual impairment testing at October 30, 2021, we concluded it is more likely than not that the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value.

In fiscal 2020 and fiscal 2019, the Company performed its annual goodwill and indefinite-lived intangible asset impairment testing using a quantitative impairment assessment.  During the annual impairment testing at October 24, 2020 and prior to finalizing the impairment testing a triggering event occurred resulting in the Company making the decision to shut down the Company's biodiesel facilities as described above, and recording goodwill impairment charges of approximately $31.6 million. Based on the Company's annual impairment testing at October 24, 2020, the fair value of the remaining six reporting units was greater than its carrying value. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  Based on the Company’s annual impairment testing at October 26, 2019, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value. The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. Goodwill was approximately $1.2 billion and $1.3 billion at January 1, 2022 and January 2, 2021, respectively.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 2.40% at January 1, 2022 and 2.10% at January 2, 2021, respectively.  The net periodic benefit cost for fiscal year 2022 would increase by approximately $1.1 million if the discount rate was 0.5% lower at a weighted average of 1.90%.  The net periodic benefit cost for fiscal year 2022 would decrease by approximately $0.9 million if the discount rate was 0.5% higher at a weighted average of 2.90%.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 24, "New Accounting Pronouncements," to the consolidated financial statements for a description of new accounting pronouncements.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not statements of historical facts are forward looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “planned,” “contemplate,” “potential,” “possible,” “proposed,” “intend,” “believe,” “anticipate,” “expect,” “may,” “will,” “would,” “should,” “could,” and similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical facts included in this report are forward looking statements, including, without limitation, the statements under the sections entitled “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and located elsewhere herein regarding industry prospects, the Company's financial position and the Company's use of cash.  Forward-looking statements are based on the Company's current expectations and assumptions regarding its business, the economy and other future conditions. The Company cautions readers that any such forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in its forward-looking statements as a result of a variety of factors, including many that are beyond the Company's control.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. Some of the Company's natural gas and diesel fuel instruments qualify as normal purchases as defined in Financial Accounting Standards Board (“FASB”) authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance therefore not subject to fair value derivative accounting. At January 1, 2022, the Company had foreign currency option and forward contracts, soybean meal forward contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2021, fiscal 2020 and fiscal 2019, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2023. At January 1, 2022, the aggregate fair value of these foreign exchange contracts was approximately $0.6 million. The amounts are included in other current assets, other noncurrent assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2021, fiscal 2020 and fiscal 2019, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the fourth quarter of fiscal 2022. At January 1, 2022, the aggregate fair value of the corn contracts was $2.8 million. The amounts are included in accrued expenses on the balance sheet.

In fiscal 2021 and fiscal 2020, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the first quarter of fiscal 2022. At January 1, 2022, the aggregate fair value of the soybean meal contracts was $0.1 million and was recorded in other current assets on the balance sheet.

At January 1, 2022, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, and foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	66,425	Euro	11,548	5.63 - 6.56	$11,900
Brazilian real	3,057,673	U.S. dollar	730,000	3.35 - 6.63	730,000
Euro	38,814	U.S. dollar	44,343	1.12 - 1.17	44,343
Euro	24,442	Polish zloty	113,000	4.60 - 4.64	27,669
Euro	5,231	Japanese yen	675,210	127.76 - 132.62	5,921
Euro	15,724	Chinese renminbi	114,134	7.22 - 7.69	17,799
Euro	15,269	Australian dollar	24,436	1.57 - 1.60	17,285
Euro	3,045	British pound	2,600	0.85	3,447
Euro	34	Canadian dollar	50	1.46	39
Polish zloty	27,898	Euro	6,000	4.65	6,866
Polish zloty	1,216	U.S. dollar	295	4.12	295
British pound	233	Euro	273	0.85	314
British pound	200	U.S. dollar	264	1.32	264
Japanese yen	354,206	U.S. dollar	3,127	112.99 - 113.36	3,127
U.S. dollar	476	Japanese yen	54,000	113.39	476
U.S. dollar	282,173	Euro	250,000	1.13	282,173
Australian dollar	1,508	Euro	953	1.58 - 1.59	1,093
					$1,153,011

The above foreign currency contracts had an aggregate fair value of approximately $1.9 million and are included in other current assets, noncurrent assets and accrued expenses at January 1, 2022.

    Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at January 1, 2022.  These contracts have an aggregate fair value of approximately $1.3 million and are included in current other assets and accrued expenses at January 1, 2022.

At January 1, 2022, the Company had forward purchase agreements in place for purchases of approximately $135.1 million of natural gas and diesel fuel and approximately $23.2 million of other commitments during the next three years.  As of January 1, 2022, the Company had forward purchase agreements in place for purchases of approximately $78.3 million of finished and raw material products during the next five years.

Interest Rate Sensitivity

At January 1, 2022, the Company's fixed rate debt obligations consist of the 5.25% Notes, the 3.625% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 4.38%. As of January 1, 2022, the Company has long-term debt of approximately $0.4 billion subject to variable interest rates under the Company's Senior Secured Credit Facilities. This portion of the Company's debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company's annual interest expense by approximately $3.6 million.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over net sales
As discussed in Notes 1 and 22 to the consolidated financial statements, net sales were $4,741.4 million for the year-ended January 1, 2022.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. The Company’s business operations are conducted through a global network of over 200 locations across five continents. Net sales are recognized primarily from the sale of tangible products at these Company locations around the world. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the geographical dispersion of the Company’s net sales generating activities. This included determining the Company locations at which procedures were performed and the supervision and review of procedures performed at those locations.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations at which those procedures were to be performed. At each Company location where procedures were performed, we:

- Evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales processes, including the Company’s controls over the accurate recording of amounts.

- Assessed the recorded net sales by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers and shipping documentation.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Dallas, Texas
February 28, 2022

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darling Ingredients Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Darling Ingredients Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
February 28, 2022

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 1, 2022 and January 2, 2021
(in thousands, except share and per share data)

ASSETS	January 1, 2022	January 2, 2021
Current assets:
Cash and cash equivalents	$68,906	$81,617
Restricted cash	166	103
Accounts receivable, less allowance for bad debts of $8,196 at January 1, 2022 and $10,815 at January 2, 2021	469,092	405,387
Inventories	457,465	405,922
Prepaid expenses	53,711	47,793
Income taxes refundable	1,075	3,883
Other current assets	38,599	42,289
Total current assets	1,089,014	986,994

Property, plant and equipment, net	1,840,080	1,863,814
Intangible assets, net	397,801	473,680
Goodwill	1,219,116	1,260,240
Investment in unconsolidated subsidiaries	1,349,247	804,682
Operating lease right-of-use assets	155,464	146,563
Other assets	66,795	60,682
Deferred income taxes	16,211	16,676
	$6,133,728	$5,613,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,407	$27,538
Accounts payable, principally trade	307,118	255,340
Income taxes payable	32,310	17,497
Current operating lease liabilities	38,168	39,459
Accrued expenses	350,681	335,471
Total current liabilities	752,684	675,305

Long-term debt, net of current portion	1,438,974	1,480,531
Long-term operating lease liabilities	120,314	109,707
Other noncurrent liabilities	111,029	117,371
Deferred income taxes	362,942	276,208
Total liabilities	2,785,943	2,659,122

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized, 171,734,603 and 169,880,238 shares issued at January 1, 2022 and January 2, 2021, respectively	1,717	1,699
Additional paid-in capital	1,627,816	1,597,429
Treasury stock, at cost; 10,942,599 and 7,679,849 shares at January 1, 2022 and January 2, 2021, respectively	(374,721)	(151,710)
Accumulated other comprehensive loss	(321,690)	(252,433)
Retained earnings	2,347,838	1,696,924
Total Darling's stockholders’ equity	3,280,960	2,891,909
Noncontrolling interests	66,825	62,300
Total stockholders’ equity	3,347,785	2,954,209
	$6,133,728	$5,613,331

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended January 1, 2022
(in thousands, except per share data)

	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$4,741,369	$3,571,923	$3,363,905
Costs and expenses:
Cost of sales and operating expenses	3,499,385	2,688,815	2,589,085
Loss (gain) on sale of assets	(958)	426	(20,582)
Selling, general and administrative expenses	391,538	378,496	358,523
Restructuring and asset impairment charges	778	38,167	—
Depreciation and amortization	316,387	350,178	325,510
Acquisition and integration costs	1,396	—	—
Total costs and expenses	4,208,526	3,456,082	3,252,536
Equity in net income of Diamond Green Diesel	351,627	315,095	364,452
Operating income	884,470	430,936	475,821

Other expense:
Interest expense	(62,077)	(72,686)	(78,674)
Debt extinguishment costs	—	—	(12,126)
Foreign currency losses	(2,199)	(2,290)	(1,311)
Gain on disposal of subsidiaries	—	—	2,967
Other expense, net	(4,551)	(5,534)	(6,671)
Total other expense	(68,827)	(80,510)	(95,815)

Equity in net income of other unconsolidated subsidiaries	5,753	3,193	428
Income before income taxes	821,396	353,619	380,434

Income tax expense	164,106	53,289	59,467

Net income	657,290	300,330	320,967

Net income attributable to noncontrolling interests	(6,376)	(3,511)	(8,367)

Net income attributable to Darling	$650,914	$296,819	$312,600

Net income per share:
Basic	$4.01	$1.83	$1.90
Diluted	$3.90	$1.78	$1.86

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended January 1, 2022
(in thousands)

	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$657,290	$300,330	$320,967
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(74,219)	70,320	(11,934)
Pension adjustments	12,669	(4,313)	1,535
Corn option derivative adjustments	1,838	(5,731)	278
Soybean meal derivative adjustments	(141)	297	—
Heating oil derivative adjustments	894	1,104	(3,141)
Foreign exchange derivative adjustments	(5,833)	6,621	(3,723)
Total other comprehensive income/(loss), net of tax	(64,792)	68,298	(16,985)
Total comprehensive income	592,498	368,628	303,982
Comprehensive income attributable to noncontrolling interests	10,841	2,395	8,690
Comprehensive income attributable to Darling	$581,657	$366,233	$295,292

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended January 1, 2022
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 29, 2018	164,660,598	$1,681	$1,536,157	$(47,756)	$(304,539)	$1,087,505	$2,273,048	$62,773	$2,335,821
Net income	—	—	—	—	—	312,600	312,600	8,367	320,967
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,964)	(5,964)
Additions to noncontrolling interests	—	—	—	—	—	—	—	12,032	12,032
Pension liability adjustments, net of tax	—	—	—	—	1,535	—	1,535	—	1,535
Heating oil derivative adjustment, net of tax	—	—	—	—	(3,141)		(3,141)	—	(3,141)
Corn option derivative adjustment, net of tax	—	—	—	—	278	—	278	—	278
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(3,723)	—	(3,723)	—	(3,723)
Foreign currency translation adjustments	—	—	—	—	(12,257)	—	(12,257)	323	(11,934)
Stock-based compensation	—	—	21,007	—	—	—	21,007	—	21,007
Treasury stock	(1,407,624)	—	—	(27,266)	—	—	(27,266)	—	(27,266)
Issuance of common stock	522,137	5	3,733	—	—	—	3,738	—	3,738
Balances at December 28, 2019	163,775,111	$1,686	$1,560,897	$(75,022)	$(321,847)	$1,400,105	$2,565,819	$77,531	$2,643,350
Net income	—	—	—	—	—	296,819	296,819	3,511	300,330
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,480)	(4,480)
Deductions to noncontrolling interests	—	—	3,258	—	—	—	3,258	(13,146)	(9,888)
Pension liability adjustments, net of tax	—	—	—	—	(4,313)	—	(4,313)	—	(4,313)
Heating oil derivative adjustment, net of tax	—	—	—	—	1,104	—	1,104	—	1,104
Corn option derivative adjustment, net of tax	—	—	—	—	(5,731)	—	(5,731)	—	(5,731)
Soybean meal derivative adjustment, net of tax	—	—	—	—	297	—	297	—	297
Foreign exchange derivative adjustment, net of tax	—	—	—	—	6,621	—	6,621	—	6,621
Foreign currency translation adjustments	—	—	—	—	71,436	—	71,436	(1,116)	70,320
Issuance of non-vested stock	11,000	—	221	—	—	—	221	—	221
Stock-based compensation	—	—	23,001	—	—	—	23,001	—	23,001
Treasury stock	(2,834,646)	—	—	(76,688)	—	—	(76,688)	—	(76,688)
Issuance of common stock	1,248,924	13	10,052	—	—	—	10,065	—	10,065
Balances at January 2, 2021	162,200,389	$1,699	$1,597,429	$(151,710)	$(252,433)	$1,696,924	$2,891,909	$62,300	$2,954,209
Net income	—	—	—	—	—	650,914	650,914	6,376	657,290
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(6,316)	(6,316)
Pension liability adjustments, net of tax	—	—	—	—	12,669	—	12,669	—	12,669
Heating oil derivative adjustment, net of tax	—	—	—	—	894	—	894	—	894
Corn option derivative adjustment, net of tax	—	—	—	—	1,838	—	1,838	—	1,838
Soybean meal derivative adjustment, net of tax	—	—	—	—	(141)	—	(141)	—	(141)
Foreign exchange derivative adjustment, net of tax	—	—	—	—	(5,833)	—	(5,833)	—	(5,833)
Foreign currency translation adjustments	—	—	—	—	(78,684)	—	(78,684)	4,465	(74,219)
Issuance of non-vested stock	—	—	171	—	—	—	171	—	171
Stock-based compensation	—	—	21,666	—	—	—	21,666	—	21,666
Treasury stock	(3,262,750)	—	—	(223,011)	—	—	(223,011)	—	(223,011)
Issuance of common stock	1,854,365	18	8,550	—	—	—	8,568	—	8,568
Balances at January 1, 2022	160,792,004	$1,717	$1,627,816	$(374,721)	$(321,690)	$2,347,838	$3,280,960	$66,825	$3,347,785
    The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended January 1, 2022
(in thousands)

	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income	$657,290	$300,330	$320,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316,387	350,178	325,510
Deferred income taxes	96,812	15,814	20,530
Loss/(gain) on sale of assets	(958)	426	(20,582)
Gain on disposal of subsidiaries	—	—	(2,967)
Asset impairment	138	37,802	—
Increase/(decrease) in long-term pension liability	(4,742)	(6,555)	1,831
Stock-based compensation expense	21,837	23,222	21,007
Debt extinguishment costs	—	—	12,126
Write-off deferred loan costs	1,130	3,052	270
Deferred loan cost amortization	4,038	5,357	5,846
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(357,380)	(318,288)	(364,880)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	4,611	207,328	69,213
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(79,954)	22,362	(26,086)
Income taxes refundable/payable	18,826	4,200	9,542
Inventories and prepaid expenses	(72,919)	(18,666)	(39,111)
Accounts payable and accrued expenses	84,580	11,200	32,436
Other	14,724	(13,111)	(3,031)
Net cash provided by operating activities	704,420	624,651	362,621
Cash flows from investing activities:
Capital expenditures	(274,126)	(280,115)	(359,498)
Acquisitions, net of cash acquired	(2,059)	(29,793)	(1,431)
Investment in Diamond Green Diesel	(189,000)	—	—
Investment in other unconsolidated subsidiaries	(4,449)	—	(2,000)
Loan to Diamond Green Diesel	(25,000)	—	—
Proceeds from sale of investment in subsidiaries	—	—	3,671
Gross proceeds from sale of property, plant and equipment and other assets	4,645	2,797	18,235
Proceeds from insurance settlement	—	293	6,600
Payments related to routes and other intangibles	(274)	(3,810)	(3,651)
Net cash used in investing activities	(490,263)	(310,628)	(338,074)
Cash flows from financing activities:
Proceeds from long-term debt	43,824	34,569	517,606
Payments on long-term debt	(142,133)	(232,726)	(581,163)
Borrowings from revolving credit facility	620,601	495,691	469,227
Payments on revolving credit facility	(515,424)	(480,604)	(461,669)
Net cash overdraft financing	(3,845)	(37,692)	38,367
Deferred loan costs	(3,809)	(4,292)	(7,027)
Issuance of common stock	50	67	39
Repurchase of common stock	(167,708)	(55,044)	(19,260)
Minimum withholding taxes paid on stock awards	(46,894)	(11,918)	(4,472)
Acquisition of noncontrolling interest	—	(8,784)	—
Distributions to noncontrolling interests	(6,022)	(6,253)	(6,533)
Net cash used in financing activities	(221,360)	(306,986)	(54,885)
Effect of exchange rate changes on cash flows	(5,445)	1,638	(3,986)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(12,648)	8,675	(34,324)
Cash, cash equivalents and restricted cash at beginning of year	81,720	73,045	107,369
Cash, cash equivalents and restricted cash at end of year	$69,072	$81,720	$73,045
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$6,585	$(4,967)	$6,714
Cash paid during the year for:
Interest, net of capitalized interest	$58,449	$66,216	$79,132
Income taxes, net of refunds	$46,399	$36,779	$29,778
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$56,642	$58,052	$40,596
Non-cash financing activities
Debt issued for service contract assets	$126	$8,123	$25
  The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries.  The Company’s business operations are conducted through a global network of over 200 locations across five continents within three business segments, Feed Ingredients, Food Ingredients and Fuel Ingredients. Comparative segment revenues and related financial information are presented in Note 21 to the consolidated financial statements.

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

(2)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended January 1, 2022, the 53 weeks ended January 2, 2021, and the 52 weeks ended December 28, 2019.

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

(4)     Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience adjusted for differences in asset-specific risk characteristic, current economic conditions and forecast of future economic conditions. If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required. The Company has entered into agreements with third party banks to factor certain of the

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the year ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company sold approximately $443.6 million, $345.6 million and $204.1 million, respectively of its trade receivables and incurred approximately $1.1 million, $1.1 million and $1.2 million in fees, which are recorded as interest expense, respectively.

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

        Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin Industries Inc. on December 17, 2010 (which was subsequently converted to a limited liability company) and its subsidiaries (“Griffin”) and trade names acquired in the acquisition of its Darling Ingredients International business.  Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products;  2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired; 4) trade names; and 5) royalty, product development, consulting, land use rights and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 21 years for collection routes; 10 to 20 years for permits; 3 to 7 years for non-compete covenants; and 4 to 15 years for trade names.  Royalty, product development, patents, consulting, land use rights and leasehold agreements are generally amortized over the term of the agreement.

(7)     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2021 and 2020, the Company recorded asset impairment charges related to its biodiesel long-lived assets of approximately $0.1 million and $6.2 million, respectively. See Note 18 to the consolidated financial statements.

(8)    Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  When assessing the recoverability of goodwill and other indefinite lived intangible assets, the Company may first assess qualitative factors in determining

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an other indefinite lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs the quantitative approach to impairment testing by comparing the fair value of the Company's reporting units to their respective carrying amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized if any will not exceed the total amount of goodwill allocated to that reporting unit. In fiscal 2021, the Company performed a qualitative impairment analysis for its annual goodwill and indefinite-lived intangible assets at October 30, 2021. Based on the Company's annual impairment testing at October 30, 2021, we concluded it is more likely than not that the fair values of the Company’s reporting units containing goodwill and indefinite lived intangible assets exceeded the related carrying value. In fiscal 2020 and fiscal 2019, the Company performed its annual goodwill and indefinite-lived intangible asset impairment testing using a quantitative impairment assessment. In fiscal 2020, the Company performed its annual goodwill and indefinite-lived intangible assets impairment assessments at October 24, 2020 and prior to finalizing the impairment testing a triggering event occurred, which due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. As a result, the Company recorded goodwill impairment charges in fiscal 2020. In fiscal 2019, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values.  Goodwill was approximately $1.2 billion and $1.3 billion at January 1, 2022 and January 2, 2021, respectively. See Note 7 for further information on the Company’s goodwill.

(9)    Leases

The Company accounts for leases in accordance with Accounting Standard Codification (“ASC”) Topic 842, Leases. The Company determines if an arrangement is a lease at inception for which the Company recognizes the right-of-use (“ROU”) asset and a lease liability at the lease commencement date. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. In determining the lease liability, the Company applies a discount rate to the minimum lease payments within each lease. ASC 842 requires the Company to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate the Company's incremental borrowing rate over various terms, a comparable market yield curve consistent with the Company's credit quality is determined. The lease term for all of the Company's leases include the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise or when a triggering event occurs. The Company has elected to not recognize a ROU asset and lease liability with an initial term of 12 months or less at lease commencement. Operating leases are included on the Company's balance sheet as a ROU asset, current operating lease liabilities and long-term operating lease liabilities. For finance leases, the lease liability is initially measured in the same manner and date as for the operating leases, and is subsequently measured at amortized cost using the effective interest method. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, net of current portion, but are not significant to the Company.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Net Income per Common Share (in thousands, except per share data)
		January 1,			January 2,			December 28,
		2022			2021			2019
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$650,914	162,454	$4.01	$296,819	162,572	$1.83	$312,600	164,633	$1.90

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	5,468	—	—	6,526	—	—	5,983	—
Less: Pro-forma treasury shares	—	(826)	—	—	(1,890)	—	—	(2,238)	—
Diluted:
Net income attributable to Darling	$650,914	167,096	$3.90	$296,819	167,208	$1.78	$312,600	168,378	$1.86

For fiscal 2021, 2020 and 2019, respectively, zero, 24,356 and 638,146 outstanding stock options were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2021, 2020 and 2019, respectively, 195,542, 392,909 and 611,187 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(13)    Stock Based Compensation

The Company recognizes compensation expense ratably over the vesting period in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees and non-employee directors or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. The Company's policy is to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. The Company does not reclassify excess tax benefits from operating activities to financing activities in the Consolidated Statements of Cash Flows. Additionally, the Company excludes the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company's diluted earnings per share. The Company records tax benefit or expense within income tax expense for the year ended January 1, 2022, January 2, 2021 and December 28, 2019 related to the excess tax expense on stock options, nonvested stock, director restricted stock units, restricted stock units and performance units.

Total stock-based compensation recognized in the Consolidated Statements of Operations for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was approximately $21.8 million, $23.2 million and $21.0 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $1.8 million, $1.9 million and $1.7 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As a result of the current global coronavirus disease (“COVID-19”) pandemic, and related government imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. As of January 1, 2022, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the COVID-19 pandemic.

(15)    Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company's 5.25% Senior Notes due 2027, 3.625% Senior Notes due 2026, term loan and revolver borrowings outstanding at January 1, 2022, as described in Note 10 have a fair value based on market valuation from third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the fair value. See Note 17 for financial instruments' fair values.

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

(18)    Related Party Transactions

The Company announced in January 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The Company has related party sale transactions and loan transactions with the DGD Joint Venture.  See Note 23 for further information on the Company's related party transactions.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(19)    Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains/(losses) in determining net income. The Company incurred net foreign currency translation gains/(losses) of approximately $(78.7) million, $71.4 million and $(12.3) million in fiscal 2021, 2020 and 2019, respectively.

(20)    Reclassification

Certain immaterial prior year amounts have been reclassified to conform to current year presentation.

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

Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	December 31, 2021	December 31, 2020
Assets:
Total current assets	$686,294	$383,557
Property, plant and equipment, net	2,710,747	1,238,726
Other assets	51,514	36,082
Total assets	$3,448,555	$1,658,365
Liabilities and members' equity:
Total current portion of long term debt	$165,092	$517
Total other current liabilities	295,860	99,787
Total long term debt	344,309	8,705
Total other long term liabilities	17,531	3,758
Total members' equity	2,625,763	1,545,598
Total liabilities and member's equity	$3,448,555	$1,658,365

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues:
Operating revenues	$2,342,332	$1,267,477	$1,217,504
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	1,575,494	592,781	438,672
Depreciation, amortization and accretion expense	58,326	44,882	50,767
Operating income	708,512	629,814	728,065
Other income	678	1,636	2,121
Interest and debt expense, net	(5,936)	(1,260)	(1,282)
Net income	$703,254	$630,190	$728,904

As of January 1, 2022, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1.3 billion on the consolidated balance sheet. The Company has recorded approximately $351.6 million, $315.1 million and $364.5 million in equity in net income of Diamond Green Diesel for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. Biodiesel blenders registered with the Internal Revenue Service are currently eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing at least 0.1% diesel fuel. In fiscal 2021 and fiscal 2020, the DGD Joint Venture recorded approximately $371.2 million and $287.9 million, respectively in blenders tax credits. In December 2019, the blenders tax credit was reinstated by the U.S. Congress retroactively for calendar year 2018 and 2019 and extended through calendar year 2022. In fiscal 2019, the DGD Joint Venture recorded approximately $274.7 million for 2019 blenders tax credits and approximately $155.9 million for 2018 blenders tax credits. The Company received $205.2 million and $67.5 million for each of the years ended January 2, 2021 and December 28, 2019, in dividend distributions from the DGD Joint Venture. In fiscal year 2021, the Company did not receive any dividend distributions from the DGD Joint Venture. In addition, during fiscal year 2021, the Company made capital contributions to the DGD Joint Venture of approximately $189.0 million. Subsequent to January 1, 2022, each joint venture partner made a capital contribution of approximately $24.75 million.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

NOTE 3.    ACQUISITIONS AND DISPOSITIONS

In December 2021, the Company announced that we entered into a definitive agreement to acquire all of the shares of Valley Proteins, Inc. for approximately $1.1 billion in cash, plus or minus various closing adjustments in accordance with the Stock Purchase Agreement. The closing of the transaction is subject to customary closing conditions, including the receipt of regulatory approval.

In December 2020, the Company acquired substantially all the assets of Marengo Fabricated Steel Ltd (the “Marengo Acquisition”) a grease collection equipment manufacturer. The Company purchased the Marengo Acquisition for $10.8 million consisting of cash paid of approximately $10.5 million and a hold back amount of approximately $0.3 million, which was paid in fiscal 2021. The Company recorded assets and liabilities consisting of property, plant and equipment of approximately $3.6 million, goodwill of approximately $5.7 million and other net assets of approximately $1.5 million.

In October 2020, a wholly-owned international subsidiary acquired all the shares of a Belgium privately owned group of companies (the “Belgium Group Acquisition”). The Company purchased the Belgium Group Acquisition for approximately $24.6 million after purchase price adjustments consisting of cash paid of approximately $19.3 million and a hold back amount of approximately $5.3 million, which approximately $1.7 million was paid in fiscal 2021. The Company recorded assets and liabilities consisting of property, plant and equipment of approximately $14.8 million, intangible assets of approximately $6.4 million, goodwill of approximately $9.1 million and net working capital liabilities of approximately $5.7 million. The identifiable intangibles have a weighted average life of 12 years.
In December 2019, the Company began to consolidate EnviroFlight, LLC due to a loan issued by the Company, which resulted in more control by the Company based on variable interest entity literature. In January 2020, the Company acquired the other 50% minority interest in EnviroFlight, LLC from the other joint venture partner for

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

approximately $8.8 million, along with the purchase of intellectual property of approximately $3.4 million for a total of approximately $12.2 million, thereby increasing the Company's ownership interest in EnviroFlight, LLC to 100%.

Additionally, the Company made other immaterial acquisitions and dispositions in fiscal 2020 and fiscal 2019.

On February 25, 2022, a wholly-owned international subsidiary entered into a definitive agreement and acquired all of the shares of Group Op de Beeck, a Belgium digester, organic and industrial waste processing company that will grow our Fuel Ingredients segment for a purchase price of approximately $92.0 million including assumed debt.

NOTE 4.    INVENTORIES

A summary of inventories follows (in thousands):

	January 1, 2022	January 2, 2021
Finished product	$272,995	$233,044
Work in process	81,158	87,223
Raw material	48,186	36,746
Supplies and other	55,126	48,909
	$457,465	$405,922

The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

NOTE 5.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	January 1, 2022	January 2, 2021
Land	$161,244	$170,237
Buildings and improvements	701,594	684,459
Machinery and equipment	2,299,417	2,219,797
Vehicles	328,768	302,641
Aircraft	9,708	9,708
Construction in process	194,769	179,095
	3,695,500	3,565,937
Accumulated depreciation	(1,855,420)	(1,702,123)
	$1,840,080	$1,863,814
Depreciation expense for the three years ended January 1, 2022, January 2, 2021 and December 28, 2019, was approximately $249.0 million, $276.2 million and $251.9 million, respectively.

NOTE 6.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 1, 2022	January 2, 2021
Indefinite Lived Intangible Assets
Trade names	$53,133	$55,349
	53,133	55,349
Finite Lived Intangible Assets:
Routes	337,399	397,342
Permits	475,520	494,191
Non-compete agreements	645	3,300
Trade names	65,675	65,675
Royalty, product development, patents, consulting, land use rights and leasehold	25,899	25,909
	905,138	986,417
Accumulated Amortization:
Routes	(169,984)	(203,392)
Permits	(336,020)	(315,246)
Non-compete agreements	(441)	(2,981)
Trade names	(46,028)	(39,491)
Royalty, product development, patents, consulting, land use rights and leasehold	(7,997)	(6,976)
	(560,470)	(568,086)
Total Intangible assets, less accumulated amortization	$397,801	$473,680

Gross intangible routes, permits, trade names, non-compete agreements and other intangibles changed due to a decrease of approximately $59.7 million as a result of asset retirements and the remaining change is due to foreign exchange impact. Amortization expense for the three years ended January 1, 2022, January 2, 2021 and December 28, 2019, was approximately $67.4 million, $74.0 million and $73.6 million, respectively. Amortization expense for the next five fiscal years is estimated to be $64.7 million, $63.6 million, $43.3 million, $35.8 million and $25.4 million.

NOTE 7.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 28, 2019
Goodwill	$793,457	$329,654	$116,555	$1,239,666
Accumulated impairment losses	(15,914)	(461)	—	(16,375)
	777,543	329,193	116,555	1,223,291
Goodwill acquired during year	13,925	—	714	14,639
Goodwill impairment during year	—	—	(31,580)	(31,580)
Foreign currency translation	22,939	21,642	9,309	53,890
Balance at January 2, 2021
Goodwill	830,321	351,296	126,578	1,308,195
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	814,407	350,835	94,998	1,260,240
Goodwill acquired during year	40	—	161	201
Foreign currency translation	(15,498)	(18,430)	(7,397)	(41,325)
Balance at January 1, 2022
Goodwill	814,863	332,866	119,342	1,267,071
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	$798,949	$332,405	$87,762	$1,219,116

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2021, the Company concluded it is more likely than not that the fair values of the reporting units containing goodwill exceeded the related carrying value pursuant to a qualitative assessment

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

completed as of October 30, 2021. In fiscal 2020, the Company performed its annual goodwill and indefinite-lived intangible assets impairment assessments at October 24, 2020 pursuant to a quantitative assessment and prior to finalizing the impairment testing a triggering event occurred, which due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. As a result, the Company recorded goodwill impairment charges in fiscal 2020 of approximately $31.6 million. See Note 18 to the consolidated financial statements for further discussion on asset impairment. Based on the Company's annual impairment testing at October 24, 2020, the remaining reporting units fair value exceeded their carrying value. In fiscal 2019, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value pursuant to a quantitative assessment completed as of October 26, 2019.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Compensation and benefits	$123,180	$121,497
Utilities and sewage	27,659	18,902
Accrued ad valorem, and franchise taxes	20,140	39,167
Reserve for self-insurance, litigation, environmental and tax matters (Note 20)	10,917	11,460
Medical claims liability	11,281	8,855
Accrued operating expenses	81,200	62,601
Accrued interest payable	9,443	9,197
Customer deposits	15,872	14,443
Other accrued expense	50,989	49,349
	$350,681	$335,471

NOTE 9.    LEASES

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

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Operating lease expense	$48,049	$45,362	$48,858
Short-term lease costs	25,141	25,868	18,163
Total lease cost	$73,190	$71,230	$67,021

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Other information (in thousands, except lease terms and discount rates):

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$50,258	$52,055	$47,691

Operating right-of-use assets, net	$155,464	$146,563

Operating lease liabilities, current	$38,168	$39,459
Operating lease liabilities, non-current	120,314	109,707
Total operating lease liabilities	$158,482	$149,166

Weighted average remaining lease term - operating leases	6.20 years	6.30 years
Weighted average discount rate - operating leases	3.57%	4.22%

Future annual minimum lease payments and finance lease commitments as of January 1, 2022 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Finance Leases
2022	$42,431	$852
2023	37,823	638
2024	30,406	458
2025	21,735	320
2026	12,783	319
Thereafter	27,609	235
	172,787	2,822
Less amounts representing interest	(14,305)	(88)
Lease obligations included in current and long-term liabilities	158,482	2,734

As of January 1, 2022, the Company also has additional operating leases that have not yet commenced, primarily for machinery and equipment, with fixed payments over their noncancellable terms of approximately $0.3 million. These operating leases will commence in 2022 with noncancellable terms of 7 years.

The Company's finance lease assets are included in property, plant and equipment and the finance lease obligations are included in the Company's current and long-term debt obligations on the consolidated balance sheet.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 10. DEBT

Debt consists of the following (in thousands):

	January 1, 2022	January 2, 2021
Amended Credit Agreement:
Revolving Credit Facility	$160,000	$55,000

Term Loan B	200,000	300,000
Less unamortized deferred loan costs	(1,928)	(3,798)
Carrying value Term Loan B	198,072	296,202

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(4,959)	(5,747)
Carrying value 5.25% Senior Notes due 2027	495,041	494,253

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	582,980	632,163
Less unamortized deferred loan costs - Denominated in euro	(5,031)	(6,586)
Carrying value 3.625% Senior Notes due 2026	577,949	625,577

Other Notes and Obligations	32,319	37,037
	1,463,381	1,508,069
Less Current Maturities	24,407	27,538
	$1,438,974	$1,480,531

As of January 1, 2022, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at January 1, 2022, the Company had finance lease obligations denominated in euros of approximately €2.3 million.

As of January 1, 2022, the Company had other notes and obligations that consist of a China working capital line of credit of approximately $21.4 million and other debt of approximately $10.9 million.

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

Effective December 9, 2021, the Company, and certain of its subsidiaries entered into an amendment (the "Seventh Amendment") with its lenders to the Amended Credit Agreement. Among other things, the Seventh Amendment (a) increased the maximum aggregate principal amount of the revolving credit facility from $1.0 billion to $1.5 billion, under which loans will or will continue to be made, as applicable, in U.S. dollars or alternative currencies, to the Company and certain of the Company’s subsidiaries as borrowers under the Amended Credit Agreement, (b) extended the stated maturity date of the revolving credit facility from September 18, 2025 to December 9, 2026, (c) obtained a delayed draw term loan commitment, and incurred new term loans pursuant thereto, in an aggregate principal amount of up to $400.0 million, which will be made available to the Company and have a term of five years, (d) joined Darling Ingredients Germany Holding GmbH (“Darling GmbH”) and Darling Ingredients Belgium Holding B.V. (“Darling Belgium”), each of which are indirect subsidiaries of the Company, and Guarantors under the Amended Credit Agreement, as “Borrowers” under the Amended Credit Agreement and (e) updated and modified certain other terms and provisions of the Amended Credit Agreement, including to reflect alternative reference rates based on the secured overnight financing rate for U.S. dollar loans, the sterling overnight index average for pound sterling loans and the euro short term rate for euro swingline loans.

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.425 billion comprised of (i) the Company's $525.0 million term loan B facility, (ii) the Company's $400.0 million delayed draw term A loan and (iii) the Company's $1.5 billion five-year revolving loan facility (up to

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

$150.0 million of which will be available for a letter of credit sub-limit and $50.0 million of which will be available for a swingline sub-limit) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving loan facility is available to be borrowed by Darling, Darling Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving loan facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the revolving loan facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.25% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term loan A will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

As of January 1, 2022, the Company had $60.0 million outstanding under the revolver at base rate plus a margin of 0.25% per annum for a total of 3.50% per annum and $100.0 million outstanding under the revolver at SOFR plus a margin of 1.25% per annum for a total of 1.4053% per annum. The Company had $200.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 2.10% per annum. As of January 1, 2022, the Company had revolving loan facility availability of $1.286 billion and a delayed draw term A loan availability of $400.0 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $50.3 million and letters of credit issued of $3.8 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $11.7 million at January 1, 2022. The Company capitalized approximately $4.2 million of deferred loan costs in the year ended January 1, 2022 in connection with the Seventh Amendment.
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

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. (the “3.625% Issuer”), a wholly-owned subsidiary of Darling, issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018 (the “3.625% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to refinance all of the Company's previous 4.75% Notes by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering.

The 3.625% Notes will mature on May 15, 2026. The 3.625% Issuer will pay interest on the 3.625% Notes on May 15 and November 15 of each year, commencing on November 15, 2018. Interest on the 3.625% Notes accrues from May 2, 2018 at a rate of 3.625% per annum and is payable in cash. The 3.625% Notes are guaranteed on a

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The gross proceeds from the sale of the Notes, together with cash on hand, were used to refinance all of the Company's previous 5.375% Notes by cash tender offer for and redemption of those notes, to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering.

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

As of January 1, 2022, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Maturities of long-term debt at January 1, 2022 follow (in thousands):

Contractual Debt Payment
2022	$24,407
2023	6,225
2024	200,491
2025	358
2026	743,332
thereafter	500,486
$1,475,299

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Accrued pension liability (Note 15)	$36,268	$55,757
Reserve for self-insurance, litigation, environmental and tax matters (Note 20)	71,140	59,111
Other	3,621	2,503
	$111,029	$117,371

NOTE 12.    INCOME TAXES

U.S. and foreign income before income taxes are as follows (in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
United States	$545,861	$265,950	$260,867
Foreign	275,535	87,669	119,567
Income before income taxes	$821,396	$353,619	$380,434

Income tax expense attributable to income before income taxes consists of the following (in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
Current:
Federal	$(31)	$(72)	$(162)
State	8,442	1,595	341
Foreign	60,730	36,453	37,117
Total current	69,141	37,976	37,296
Deferred:
Federal	66,883	20,827	13,465
State	19,495	840	11,804
Foreign	8,587	(6,354)	(3,098)
Total deferred	94,965	15,313	22,171
	$164,106	$53,289	$59,467

Income tax expense for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 1, 2022	January 2, 2021	December 28, 2019
Computed "expected" tax expense	$172,493	$74,260	$79,891
Change in valuation allowance	(4,996)	(522)	38
Non-deductible compensation expenses	4,324	4,723	3,950
Deferred tax on unremitted foreign earnings	3,415	(548)	1,505
Foreign rate differential	14,748	7,077	7,246
Change in uncertain tax positions	6,809	(4,650)	1,736
State income taxes, net of federal benefit	18,205	2,702	5,686
Biofuel tax incentives	(38,778)	(31,725)	(46,007)
Change in tax law	1,869	3,699	1,352
Equity compensation windfall	(11,046)	(2,897)	(686)
Other, net	(2,937)	1,170	4,756
	$164,106	$53,289	$59,467

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2022 and January 2, 2021 are presented below (in thousands):

	January 1, 2022	January 2, 2021
Deferred tax assets:
Loss contingency reserves	$11,169	$9,805
Employee benefits	13,059	13,027
Pension liability	8,208	13,053
Tax loss carryforwards	123,194	68,730
Tax credit carryforwards	4,267	6,610
Operating lease liabilities	41,949	38,930
Inventory	8,533	5,935
Accrued liabilities and other	21,337	14,801
Total gross deferred tax assets	231,716	170,891
Less valuation allowance	(17,685)	(24,228)
Net deferred tax assets	214,031	146,663

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(172,575)	(169,277)
Property, plant and equipment depreciation	(145,178)	(133,712)
Investment in DGD Joint Venture	(188,154)	(52,238)
Operating lease assets	(40,965)	(38,049)
Tax on unremitted foreign earnings	(10,379)	(10,234)
Other	(3,511)	(2,685)
Total gross deferred tax liabilities	(560,762)	(406,195)
Net deferred tax liability	$(346,731)	$(259,532)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$16,211	$16,676
Non-current deferred tax liability	(362,942)	(276,208)
Net deferred tax liability	$(346,731)	$(259,532)

At January 1, 2022, the Company had net operating loss carryforwards for federal income tax purposes of approximately $381.4 million, $14.5 million of which expire in 2036 and $366.9 million of which can be carried

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

forward indefinitely. The Company had a capital loss carry forward for federal income tax purposes of approximately $21.1 million, which expires in 2023 and can only be used in future years in which the Company recognizes capital gains. The Company had approximately $233.4 million of net operating loss carryforwards for state income tax purposes, $174.3 million of which expire in 2022 through 2041 and $59.1 million of which can be carried forward indefinitely. The Company had foreign net operating loss carryforwards of about $96.6 million, $21.4 million of which expire in 2022 through 2038 and $75.2 million of which can be carried forward indefinitely. Also at January 1, 2022, the Company had U.S. federal and state tax credit carryforwards of approximately $1.0 million, and tax credit carryforwards with respect to its foreign tax jurisdictions of approximately $3.3 million. As of January 1, 2022, the Company had a valuation allowance of $5.5 million due to uncertainties in respect to its ability to utilize its U.S. (federal and state) net operating loss, capital loss and tax credit carryforwards. The Company also had a valuation allowance of $12.2 million due to uncertainties in its ability to utilize foreign net operating loss carryforwards, tax credit carryforwards and other foreign deferred tax assets.

At January 1, 2022, the Company had unrecognized tax benefits of approximately $10.5 million. All of the unrecognized tax benefits would favorably impact the Company's effective tax rate if recognized. The Company believes it is reasonably possible that unrecognized tax benefits could change by $0.6 million in the next twelve months. The possible change in unrecognized tax benefits relates to expiration of certain statutes of limitation. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2022, interest and penalties related to unrecognized tax benefits were $1.1 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	January 1, 2022	January 2, 2021
Balance at beginning of Year	$5,039	$7,810
Change in tax positions related to current year	5,940	9
Change in tax positions related to prior years	(471)	(2,780)
Change in tax positions due to settlement with tax authorities	—	—
Expiration of the Statute of Limitations	—	—
Balance at end of year	$10,508	$5,039

In fiscal 2021, the Company's major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany and the Netherlands. The Company is subject to regular examination by various tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's major jurisdictions is open for varying periods, but is generally closed through the 2013 tax year.

The Company expects to have access to its offshore earnings with minimal to no additional U.S. tax impact. Therefore, the Company does not consider these earnings to be permanently reinvested offshore. As of January 1, 2022, a deferred tax liability of approximately $10.4 million has been recorded for any incremental taxes, including foreign withholding taxes, that are estimated to be incurred when those earnings are distributed to the U.S. in future years.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. During fiscal 2021, fiscal 2020 and fiscal 2019, the Company repurchased approximately $167.7 million, $55.0 million and $19.3 million, including commissions, of its common stock in the open market, respectively. As of January 1, 2022, the Company has approximately $500.0 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024. Subsequent to January 1, 2022, the Company repurchased approximately $11.2 million, including commissions, of its common stock in the open market.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

On May 9, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”).  The 2017 Omnibus Plan replaced the Company's 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) for future grants. Under the 2017 Omnibus Plan, the Company can grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 20,166,500 common shares available under the 2017 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2017 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2017 Omnibus Plan.  The 2017 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2017 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2017 Omnibus Plan.  For each of fiscal 2021, 2020 and 2019, the Committee adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company's key employees, as a subplan under the terms of the 2017 Omnibus Plan. For the fiscal 2021 LTIP, participants received (i) performance share units (“PSUs”) tied to a three-year, forward looking performance metric and (ii) restricted stock units (“RSUs”) that vest 33.33% on the first, second and third anniversaries of grant. For each of the fiscal 2020 and 2019 LTIPs, participants received (i) PSUs tied to a three-year, forward looking performance metric and (ii) stock options that vest 33.33% on the first, second and third anniversaries of grant. The principal purpose of the LTIP is to encourage the participants to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by participants. See “Stock Option Awards”, “Fiscal 2021 LTIP PSU and RSU Awards”, “Fiscal 2020 LTIP PSU Awards” and “Fiscal 2019 LTIP PSU Awards” below for more information regarding the stock option, PSU and RSU awards under the 2021 LTIP, 2020 LTIP and 2019 LTIP. At January 1, 2022, the number of common shares available for issuance under the 2017 Omnibus Plan was 10,552,120.

At January 1, 2022, $7.6 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.2 years.

The following is a summary of stock-based compensation awards granted during the years ended January 1, 2022, January 2, 2021 and December 28, 2019.

Stock Option Awards. Stock options to purchase shares of Darling common stock were granted by the Committee to certain of the Company's employees as part of the Company's LTIPs in effect for each of fiscal 2020 and 2019. For the options granted under the fiscal 2020 LTIP and 2019 LTIP, the exercise price was equal to the closing price of Darling common stock on the date of grant, which was January 6, 2020 and January 25, 2019, respectively, and such options vest 33.33% on the first, second and third anniversaries of the grant date. The Company granted 550,941 stock options under the 2020 LTIP and 610,953 stock options under the 2019 LTIP.

During fiscal 2020 and 2019, only nonqualified stock options were issued and none of the options were incentive stock options. The Company’s stock options granted under the LTIPs generally terminate 10 years after the date of grant.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

A summary of all stock option activity as of January 1, 2022 and changes during the year ended is as follows:

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 29, 2018	3,754,202	$13.07	6.9 years
Granted	610,953	21.00
Exercised	(380,206)	9.83
Forfeited	(6,464)	18.11
Expired	—	—
Options outstanding at December 28, 2019	3,978,485	14.59	6.5 years
Granted	550,941	28.89
Exercised	(837,911)	12.01
Forfeited	—	—
Expired	—	—
Options outstanding at January 2, 2021	3,691,515	17.31	6.2 years
Granted	—	—
Exercised	(521,177)	16.44
Forfeited	(22,524)	20.12
Expired	—	—
Options outstanding at January 1, 2022	3,147,814	$17.43	5.2 years
Options exercisable at January 1, 2022	2,611,887	$15.65	4.7 years

The fair value of each stock option grant under the LTIPs was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2020 and 2019.

Weighted Average	2020	2019
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.65%	2.61%
Expected term	5.94 years	6.00 years
Expected volatility	27.4%	29.6%
Fair value of options granted	$8.64	$7.16

The expected life of options granted in fiscal 2020 were computed using the Company's historical data based on exercised and cancelled options. The expected lives for options granted during fiscal 2019 were computed using the simplified method since the option plans historical exercise data did not provided a reasonable basis for estimating the expected term for the option grants.

For the year ended January 1, 2022, the amount of cash received from the exercise of options was approximately $0.1 million and the related tax benefit was $4.5 million. For the year ended January 2, 2021, the amount of cash received from the exercise of options was approximately $0.1 million and the related tax benefit was approximately $2.4 million. For the year ended December 28, 2019, the amount of cash received from the exercise of options was less than $0.1 million and the related tax benefit was approximately $0.4 million. The total intrinsic value of options exercised for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was approximately $29.5 million, $19.5 million and $4.7 million, respectively.  The fair value of shares vested for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was approximately $19.9 million, $17.4 million and $15.5 million, respectively.  At January 1, 2022, the aggregate intrinsic value of options outstanding was approximately $163.2 million and the aggregate intrinsic value of options exercisable was approximately $140.1 million.

Non-Vested Stock, Restricted Stock Unit and Performance Share Unit Awards. Prior to fiscal 2016, the Company granted non-vested stock and RSUs to participants in the LTIP. Starting in fiscal 2016, the Committee made changes to the LTIP and instead of non-vested stock and RSUs, the Company began to grant PSUs and stock

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

options as part of the LTIP. In fiscal 2021, the Committee replaced the stock option component of the LTIP with RSUs and granted 90,689 RSU's on January 4, 2021 under the Company's 2021 LTIP. In addition, the Company has granted individual non-vested stock and RSU awards to key employees from time to time at the discretion of the Committee. In such cases, non-vested stock is generally granted to U.S. based employees, while RSUs are generally granted to foreign based employees, with each RSU equivalent to one share of common stock and payable upon vesting in an equivalent number of shares of Darling common stock. For grants made under the 2017 Omnibus Plan, all non-vested stock and RSU awards generally vest on the first three anniversary dates of the grant. Generally, upon voluntary termination of employment or termination for cause, non-vested stock and RSU awards that have not vested are forfeited; whereas, upon, death, disability, qualifying retirement or termination without cause, a pro-rata portion of the unvested non-vested stock and RSU awards will vest and be payable.

A summary of the Company’s non-vested stock, RSU and PSU awards as of January 1, 2022, and changes during the year ended is as follows:

	Non-Vested, RSU and PSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 29, 2018	128,574	$13.32
Shares granted	—	—
Shares vested	(126,511)	12.13
Shares forfeited	(1,313)	14.92
Stock awards outstanding December 28, 2019	750	15.50
Shares granted	11,000	35.66
Shares vested	(375)	15.50
Shares forfeited	—	—
Stock awards outstanding January 2, 2021	11,375	35.00
Shares granted	90,689	56.93
Shares vested	(11,545)	35.32
Shares forfeited	(2,585)	56.93
Stock awards outstanding January 1, 2022	87,934	$56.93

Fiscal 2021 LTIP PSU Awards. On January 4, 2021, the Committee granted 126,711 PSUs under the Company's 2021 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on gross investment (ROGI), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2024, after the final results for the relevant performance period are determined.

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

Fiscal 2019 LTIP PSU Awards. On January 25, 2019, the Committee granted 305,195 PSUs under the Company's 2019 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average ROCE, as calculated in accordance with the terms of the award agreement, relative to the average ROCE of the Company's performance peer group companies over the same performance period, with the earned award to be determined in the first quarter of fiscal 2022, after the final results for the relevant performance period are determined.

Under the 2021 LTIP, 2020 LTIP and 2019 LTIP, PSUs were granted at target level; however, actual awards may vary between 0% and 225% of the target number of PSUs, depending on the performance level achieved. In addition, the number of PSUs earned may be reduced (up to 30%) or increased (capped at the maximum payout) based on the Company's total shareholder return (TSR) over the performance period.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The fair value of each PSU award under the Company's 2021 LTIP, 2020 LTIP and 2019 LTIP was estimated on the date of grant using a Monte Carlo model with the following weighted average assumptions for fiscal 2021, fiscal 2020 and fiscal 2019.

Weighted Average	2021	2020	2019
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.16%	1.55%	2.58%
Expected term	3.00 years	2.99 years	2.93 years
Expected volatility	39.9%	25.8%	30.7%

A summary of the Company’s 2021, 2020 and 2019 LTIP PSU awards as of January 1, 2022, and changes during the year ended is as follows:

	LTIP PSU Shares	Weighted Average Grant Date Fair Value
LTIP PSU awards outstanding December 29, 2018	1,481,976	$11.15
Granted	305,195	21.50
Additional PSU awards vested from performance	235,126	7.23
Stock issued for PSUs	(125,067)	7.84
Forfeited	(3,757)	19.09
LTIP PSU awards outstanding December 28, 2019	1,893,473	$12.54
Granted	224,481	31.80
Additional PSU awards vested from performance	434,666	11.14
Stock issued for PSUs	(349,210)	8.91
Forfeited	(332)	26.88
LTIP PSU awards outstanding January 2, 2021	2,203,078	$14.80
Granted	126,711	61.12
Additional PSU awards vested from performance	367,109	20.60
Stock issued for PSUs	(1,276,120)	14.17
Forfeited	(21,600)	32.45
LTIP PSU awards outstanding January 1, 2022	1,399,178	$20.82

Nonemployee Director Restricted Stock and Restricted Stock Unit Awards.  The Company has historically paid a portion of the annual compensation package provided to its non-employee directors in equity, which since fiscal 2014 has been in the form of restricted stock units. During fiscal 2021, each non-employee director received $135,000 of restricted stock units, with directors appointed after the annual meeting receiving a prorated portion of such amount. The number of restricted stock units issued is calculated using the closing price of the Company’s stock on the date of grant. The award vests (and is no longer subject to forfeiture) on the first to occur of (i) the first anniversary of the grant date, (ii) the grantee’s separation from service as a result of death or disability, or (iii) a change of control. The award will become “payable” in shares of the Company’s stock in a single lump sum payment as soon as possible following a grantee’s separation from service, subject to a grantee’s right to elect earlier distributions under certain circumstances. If a grantee ceases to be a director for any reason other than death or disability prior to vesting, the grantee will receive a prorated amount of the award up to the date of separation. Beginning in fiscal 2022, non-employee directors may also elect to receive all or a portion of their cash fees in the form of deferred stock units which are payable in shares of the Company's common stock.

A summary of the Company’s non-employee director restricted stock and restricted stock unit awards as of January 1, 2022, and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Restricted stock and Restricted Stock Unit Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 29, 2018	215,177	$15.49
Restricted shares granted	52,990	20.76
Restricted shares where the restriction lapsed	(6,803)	2.94
Restricted shares forfeited	—	—
Stock awards outstanding December 28, 2019	261,364	16.89
Restricted shares granted	48,267	20.51
Restricted shares where the restriction lapsed	(73,354)	16.33
Restricted shares forfeited	—	—
Stock awards outstanding January 2, 2021	236,277	17.79
Restricted shares granted	18,098	70.86
Restricted shares where the restriction lapsed	(68,200)	19.21
Restricted shares forfeited	—	—
Stock awards outstanding January 1, 2022	186,175	$22.43

NOTE 14.    COMPREHENSIVE INCOME/(LOSS)

The Company follows Financial Accounting Standards Board (“FASB”) authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas swap adjustments, corn option adjustments, soybean meal forward adjustments, foreign exchange forward and option adjustments, heating oil swap adjustments and foreign currency translation adjustments.

In fiscal 2021, fiscal 2020 and fiscal 2019, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 are as follows (in thousands):

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended December 28, 2019
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(2,202)	$211	$(1,991)
Amortization of actuarial gain/(loss)	4,571	(1,143)	3,428
Actuarial prior service cost recognized	9	(2)	7
Amortization of prior service costs	34	(9)	25
Amortization of settlement	66	(16)	50
Other	16	—	16
Total defined benefit pension plans	2,494	(959)	1,535
Heating oil swap derivatives
Activity recognized in other comprehensive income (loss)	(4,188)	1,047	(3,141)
Total heating oil derivatives	(4,188)	1,047	(3,141)
Corn option derivatives
Reclassified to earnings	422	(106)	316
Activity recognized in other comprehensive income (loss)	(51)	13	(38)
Total corn options	371	(93)	278
Foreign exchange derivatives
Reclassified to earnings	1,345	(442)	903
Activity recognized in other comprehensive income (loss)	(6,887)	2,261	(4,626)
Total foreign exchange derivatives	(5,542)	1,819	(3,723)
Foreign currency translation	(12,771)	837	(11,934)
Other comprehensive income/(loss)	$(19,636)	$2,651	$(16,985)
Year Ended January 2, 2021
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(9,470)	$2,547	$(6,923)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Amortization of actuarial gain/(loss)	3,405	(862)	2,543
Amortization of prior service costs	33	(8)	25
Amortization of curtailment	69	(15)	54
Amortization of settlement	(30)	7	(23)
Other	11	—	11
Total defined benefit pension plans	(5,982)	1,669	(4,313)
Soybean meal option derivatives
Reclassified to earnings	49	(12)	37
Activity recognized in other comprehensive income (loss)	349	(89)	260
Total soybean meal derivatives	398	(101)	297
Heating oil swap derivatives
Activity recognized in other comprehensive income (loss)	1,457	(353)	1,104
Total heating oil derivatives	1,457	(353)	1,104
Corn option derivatives
Reclassified to earnings	123	(31)	92
Activity recognized in other comprehensive income (loss)	(7,803)	1,980	(5,823)
Total corn options	(7,680)	1,949	(5,731)
Foreign exchange derivatives
Reclassified to earnings	(13,809)	5,114	(8,695)
Activity recognized in other comprehensive income (loss)	24,325	(9,009)	15,316
Total foreign exchange derivatives	10,516	(3,895)	6,621
Foreign currency translation	73,845	(3,525)	70,320
Other comprehensive income/(loss)	$72,554	$(4,256)	$68,298
Year Ended January 1, 2022
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$12,415	$(3,185)	$9,230
Amortization of actuarial gain/(loss)	4,228	(978)	3,250
Amortization of prior service costs	25	(3)	22
Amortization of settlement	210	(27)	183
Other	(16)	—	(16)
Total defined benefit pension plans	16,862	(4,193)	12,669
Soybean meal option derivatives
Reclassified to earnings	(274)	70	(204)
Activity recognized in other comprehensive income (loss)	85	(22)	63
Total soybean meal derivatives	(189)	48	(141)
Heating oil swap derivatives
Activity recognized in other comprehensive income (loss)	1,199	(305)	894
Total heating oil derivatives	1,199	(305)	894
Corn option derivatives
Reclassified to earnings	17,005	(4,319)	12,686
Activity recognized in other comprehensive income (loss)	(14,541)	3,693	(10,848)
Total corn options	2,464	(626)	1,838
Foreign exchange derivatives
Reclassified to earnings	(2,333)	826	(1,507)
Activity recognized in other comprehensive income (loss)	(6,694)	2,368	(4,326)
Total foreign exchange derivatives	(9,027)	3,194	(5,833)
Foreign currency translation	(77,287)	3,068	(74,219)
Other comprehensive income/(loss)	$(65,978)	$1,186	$(64,792)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$274	$(49)	$—	Net sales
Foreign Exchange derivatives	2,333	13,809	(1,345)	Net sales
Corn option derivatives	(17,005)	(123)	(422)	Cost of sales and operating expenses
	(14,398)	13,637	(1,767)	Total before tax
	3,423	(5,071)	548	Income taxes
	(10,975)	8,566	(1,219)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(25)	$(33)	$(34)	(a)
Amortization of actuarial loss	(4,228)	(3,405)	(4,571)	(a)
Amortization of curtailment	—	(69)	—	(a)
Amortization of settlement	(210)	30	(66)	(a)
	(4,463)	(3,477)	(4,671)	Total before tax
	1,008	878	1,168	Income taxes
	(3,455)	(2,599)	(3,503)	Net of tax
Total reclassifications	$(14,430)	$5,967	$(4,722)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive loss as of January 1, 2022 as follows (in thousands):

	Fiscal Year Ended January 1, 2022
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss January 2, 2021, attributable to Darling, net of tax	$(210,902)	$(3,214)	$(38,317)	$(252,433)
Other comprehensive loss before reclassifications	(74,219)	(14,217)	9,214	(79,222)
Amounts reclassified from accumulated other comprehensive income	—	10,975	3,455	14,430
Net current-period other comprehensive income/(loss)	(74,219)	(3,242)	12,669	(64,792)
Noncontrolling interest	4,465	—	—	4,465
Accumulated Other Comprehensive loss January 1, 2022, attributable to Darling, net of tax	$(289,586)	$(6,456)	$(25,648)	$(321,690)

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

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company's matching portion and annual employer contributions to the Company's domestic defined contribution plans for fiscal 2021, 2020 and 2019 were approximately $10.9 million, $11.3 million and $10.6 million, respectively. The

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company's matching portion and annual employer contributions to the Company's foreign defined contribution plans for fiscal 2021, 2020 and 2019 were approximately $9.6 million, $8.5 million and $8.4 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income (loss) in the year in which they occur. The Company uses the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. The following table sets forth the plans’ funded status for the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's Consolidated Balance Sheets based on the measurement date (December 31, 2021 and December 31, 2020) (in thousands):

	January 1, 2022	January 2, 2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$235,977	$212,265
Service cost	3,127	3,060
Interest cost	4,816	5,721
Employee contributions	335	360
Plan combinations	5,783	5,362
Plan amendments	40	—
Actuarial (gain) loss	(9,031)	16,427
Benefits paid	(9,801)	(8,274)
Effect of curtailment	—	(747)
Effect of settlement	(1,572)	(2,208)
Other	(3,866)	4,011
Projected benefit obligation at end of period	225,808	235,977

Change in plan assets:
Fair value of plan assets at beginning of period	178,978	155,702
Actual return on plan assets	13,139	16,029
Employer contributions	3,878	11,460
Employee contributions	335	360
Plan combinations	5,510	4,537
Benefits paid	(9,801)	(8,274)
Effect of settlement	(1,572)	(2,208)
Other	(1,749)	1,372
Fair value of plan assets at end of period	188,718	178,978

Funded status	(37,090)	(56,999)
Net amount recognized	$(37,090)	$(56,999)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$114	$—
Current liability	(936)	(1,242)
Noncurrent liability	(36,268)	(55,757)
Net amount recognized	$(37,090)	$(56,999)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$34,304	$51,145
Prior service cost	176	194
Net amount recognized (a)	$34,480	$51,339

(a)    Amounts do not include deferred taxes of $8.8 million and $13.0 million at January 1, 2022 and January 2, 2021, respectively.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The amounts included in “Other” in the above table reflect the impact of foreign exchange translation for plans in Brazil, Belgium, Canada, France, Germany, Japan, Netherlands and United Kingdom. The Company's domestic pension plan benefits comprise approximately 70% and 71% of the projected benefit obligation for fiscal 2021 and fiscal 2020, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2021 and fiscal 2020 of approximately $0.2 million and $7.5 million, respectively. The Company made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2021 and fiscal 2020 of approximately $3.7 million and $4.0 million, respectively.

A significant component of the overall decrease in the Company's benefit obligation for the fiscal year ended January 1, 2022 was from the change in the weighted-average discount rates at the measurement dates, which increased from 2.10% at December 31, 2020 to 2.40% at December 31, 2021.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows (in thousands):

	January 1, 2022	January 2, 2021
Projected benefit obligation	$182,644	$235,977
Accumulated benefit obligation	180,303	221,238
Fair value of plan assets	147,663	178,978

The Company's service cost component of net periodic pension cost is included in compensation costs while all components of net periodic pension cost other than the service cost component are included in the line item “Other expense, net” in the Company's Consolidated Statements of Operations.

Net pension cost includes the following components (in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
Service cost	$3,127	$3,060	$2,696
Interest cost	4,816	5,721	6,828
Expected return on plan assets	(9,287)	(8,161)	(7,270)
Net amortization and deferral	4,253	3,438	4,605
Curtailment	—	(678)	(33)
Settlement	210	(22)	66
Net pension cost	$3,119	$3,358	$6,892
Weighted average assumptions used to determine benefit obligations were:

	January 1, 2022	January 2, 2021	December 28, 2019
Discount rate	2.40%	2.10%	2.77%
Rate of compensation increase	0.50%	0.45%	0.40%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	January 1, 2022	January 2, 2021	December 28, 2019
Discount rate	1.32%	2.13%	3.33%
Rate of increase in future compensation levels	0.52%	0.41%	0.42%
Expected long-term rate of return on assets	5.40%	5.92%	6.13%

Consideration was made to the long-term time horizon for the (U.S. and Canada's) plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 50% equity and 50% fixed income with equity exposure on a declining trend since the implementation of the glide path for the U.S. plans, the Company believes it is reasonable to expect a long-term rate of return of 5.9% for the (U.S. and Canada's) plans' investments as a whole. The remaining foreign plans' assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 1.9%.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as of January 2, 2021
Fixed Income:
Long Term	$20,082	$20,082	$—	$—
Short Term	3,585	3,585	—	—
Equity Securities:
Domestic equities	55,454	55,454	—	—
International equities	35,022	35,022	—	—
Insurance contracts	14,337	—	11,088	3,249
Total categorized in fair value hierarchy	128,480	114,143	11,088	3,249
Other investments measured at NAV	50,498
Totals	$178,978	$114,143	$11,088	$3,249

Balances as of January 1, 2022
Fixed Income:
Long Term	$29,180	$29,180	$—	$—
Short Term	3,951	3,951	—	—
Equity Securities:
Domestic equities	45,783	45,783	—	—
International equities	31,549	31,549	—	—
Insurance contracts	17,919	—	14,937	2,982
Total categorized in fair value hierarchy	128,382	110,463	14,937	2,982
Other investments measured at NAV	60,336
Totals	$188,718	$110,463	$14,937	$2,982

The majority of the U.S. and Canada plan pension assets are invested in mutual funds; however, some assets are invested in pooled separate accounts (“PSA”) which have similar mutual fund counterparts. PSA accounts are generally used to access lower fund management expenses when compared to their mutual fund counterparts. The mutual funds are generally invested in institutional shares, retirement shares, or A-shares with no loads. The fair value of each mutual fund and PSA is based on the market value of the underlying investments. The U.S. pension plans PSA for fiscal 2021 and fiscal 2020 utilized net asset value (“NAV”) per share (or its equivalent) to measure its investments, as a practical expedient in accordance with ASC Topic 820, Fair Value Measurements and have not been classified in the fair value hierarchy in the above table. The majority of the foreign pension assets are held under insurance contracts where the investment risk for the accumulated benefit obligation rests with the insurer, which the Company has no specific detailed asset information.

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of December 28, 2019	$4,474
Unrealized gains (losses) relating to instruments still held in the reporting period.	400
Purchases, sales, and settlements	(1,956)
Exchange rate changes	331
Balance as of January 2, 2021	3,249
Unrealized gains (losses) relating to instruments still held in the reporting period.	(16)
Purchases, sales, and settlements	—
Exchange rate changes	(251)
Balance as of January 1, 2022	$2,982

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

Based on current actuarial estimates, the Company expects to make payments of approximately $3.9 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2022.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2022	$11,219
2023	10,715
2024	11,797
2025	12,948
2026	12,634
Years 2027 – 2031	66,930

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

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2021	2020	Implemented	2021	2020	2019	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,294	$1,429	$1,514	April 2025 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	811	886	916	May 2023 (c)
All other multiemployer plans					1,107	914	1,196
		Total Company Contributions			$3,212	$3,229	$3,626

(a)     In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities. In April 2016 the IRS approved a modification of the amortization extension.

(b)     The Company has several plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. The agreements have expiration dates through April 1, 2025.

(c)     The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through May 1, 2023.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two plans have certified as endangered or yellow zone, as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.2 million, $3.2 million and $3.6 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

The Company has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During fiscal 2021, the Company was notified by one of these multiemployer plans that the Company's withdrawal liability has increased and as a result the Company recorded an additional liability of approximately $1.3 million. As of January 1, 2022, the Company has an aggregate accrued liability of approximately $3.8 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At January 1, 2022, the Company had foreign currency option and forward contracts, soybean meal forward contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Cash Flow Hedges

In fiscal 2021, fiscal 2020 and fiscal 2019, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2023. At January 1, 2022 and January 2, 2021, the aggregate fair value of these foreign exchange contracts was approximately $0.6 million and $11.6 million, respectively. The amounts are included in other current assets, other noncurrent assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2021, fiscal 2020 and fiscal 2019, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the fourth quarter of fiscal 2022. At January 1, 2022 and January 2, 2021, the aggregate fair value of the corn contracts was $2.8 million and $6.8 million, respectively. The amounts are included in accrued expenses on the balance sheet.

In fiscal 2021 and fiscal 2020, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the first quarter of fiscal 2022. At January 1, 2022 and January 2, 2021, the aggregate fair value of the soybean meal contracts was $0.1 million and $0.4 million, respectively. The amounts are included in other current assets on the balance sheet.

At January 1, 2022, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	66,425	Euro	11,548
Brazilian real	3,057,673	U.S. Dollar	730,000
Euro	38,814	U.S. Dollar	44,343
Euro	24,442	Polish zloty	113,000
Euro	5,231	Japanese yen	675,210
Euro	15,724	Chinese renminbi	114,134
Euro	15,269	Australian dollar	24,436
Euro	3,045	British pound	2,600
Euro	34	Canadian dollar	50
Polish zloty	27,898	Euro	6,000
Polish zloty	1,216	U.S. dollar	295
British pound	233	Euro	273
British pound	200	U.S. dollar	264
Japanese yen	354,206	U.S. dollar	3,127
U.S. dollar	476	Japanese yen	54,000
U.S. dollar	282,173	Euro	250,000
Australian dollar	1,508	Euro	953

The above foreign currency contracts had an aggregate fair value of approximately $1.9 million and are included in other current assets, noncurrent assets and accrued expenses at January 1, 2022.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at January 1, 2022 into earnings over the next 12 months will be approximately $8.5 million.  As of January 1, 2022, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the year ended January 1, 2022, January 2, 2021 and December 28, 2019 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	January 1, 2022	January 2, 2021	December 28, 2019
Foreign exchange	Foreign currency loss/(gain)	$21,698	$(3,840)	$1,565
Foreign exchange	Net sales	1,178	(778)	903
Foreign exchange	Cost of sales and operating expenses	(844)	(664)	(452)
Foreign exchange	Selling, general and administrative expense	3,405	4,976	1,649
Corn options and futures	Net sales	(3,564)	(1,091)	670
Corn options and futures	Cost of sales and operating expenses	5,669	(50)	(1,636)
Natural gas and heating oil swaps and options	Cost of sales and operating expenses	—	—	(506)
Heating oil swaps and options	Net sales	—	(38)	—
Total		$27,542	$(1,485)	$2,193

At January 1, 2022, the Company had forward purchase agreements in place for purchases of approximately $135.1 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of January 1, 2022 and January 2, 2021 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at January 1, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$5,031	$—	$5,031	$—
Total Assets	5,031	—	5,031	—

Liabilities
Derivative liabilities	7,173	—	7,173	—
5.25% Senior Notes	515,600	—	515,600	—
3.625% Senior Notes	591,200	—	591,200	—
Term Loan B	200,000	—	200,000	—
Revolver	158,400	—	158,400	—
Total Liabilities	$1,472,373	$—	$1,472,373	$—

		Fair Value Measurements at January 2, 2021 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$17,358	$—	$17,358	$—
Total Assets	17,358	—	17,358	—

Liabilities
Derivative liabilities	9,778	—	9,778	—
5.25% Senior Notes	531,300	—	531,300	—
3.625% Senior Notes	646,323	—	646,323	—
Term Loan B	298,500	—	298,500	—
Revolver	54,175	—	54,175	—
Total Liabilities	$1,540,076	$—	$1,540,076	$—

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

NOTE 18.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In December 2020, due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. In fiscal 2020, the Company incurred restructuring and asset impairment charges of approximately $38.2 million, which included asset impairment charges of approximately $37.8 million and other factory and operational restructuring charges of approximately $0.4 million. Employee termination costs were not incurred for the year ended January 2, 2021 due to all U.S. employees being transferred to other U.S. plants and the employees in Canada were not given their notifications until after January 2, 2021. In addition to charges incurred in fiscal 2020, the Company has incurred additional restructuring and asset impairment charges in fiscal 2021 related to the biodiesel facilities of approximately $0.8 million, with approximately $0.4 million of this amount being employee termination costs in Canada and the remainder representing charges to long-lived assets and other charges.

NOTE 19.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is generally limited due to the Company's diversified customer base and the fact that the Company sells commodities.  During fiscal year 2021, approximately 11% of our total net sales were to the DGD Joint Venture. See Note 23 for additional discussion of the Company's transactions with the DGD Joint Venture.  No single customer accounted for more than 10% of the Company’s net sales in fiscal years 2020 and 2019.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At January 1, 2022 and January 2, 2021, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $78.4 million and $66.2 million, respectively.  The Company has insurance recovery receivables of approximately $31.8 million and $27.0 million, as of January 1, 2022 and January 2, 2021, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company's U.S. ingredients business, including the Company's fats and proteins, used cooking oil, trap grease, the Company's Canada ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, and blood products) and (ii) the Company's bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 1, 2022
Net Sales	$3,039,500	$1,271,629	$430,240	$—	$4,741,369
Cost of sales and operating expenses	2,206,248	979,232	313,905	—	3,499,385
Gross Margin	833,252	292,397	116,335	—	1,241,984

Gain on sale of assets	(550)	(88)	(320)	—	(958)
Selling, general and administrative expense	220,078	97,555	16,999	56,906	391,538
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	218,942	60,929	25,436	11,080	316,387
Acquisition and integration costs	—	—	—	1,396	1,396
Equity in net income of Diamond Green Diesel	—	—	351,627	—	351,627
Segment operating income/(loss)	394,782	134,001	425,069	(69,382)	884,470

Equity in net income of other unconsolidated subsidiaries	5,753	—	—	—	5,753
Segment income/(loss)	400,535	134,001	425,069	(69,382)	890,223

Total other expense					(68,827)
Income before income taxes					$821,396

Segment assets at January 1, 2022	$2,714,528	$1,205,217	$1,658,892	$555,091	$6,133,728

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2021
Net Sales	$2,072,104	$1,185,701	$314,118	$—	$3,571,923
Cost of sales and operating expenses	1,544,524	920,682	223,609	—	2,688,815
Gross Margin	527,580	265,019	90,509	—	883,108

Loss/(gain) on sale of assets	19	482	(75)	—	426
Selling, general and administrative expense	209,748	97,406	16,014	55,328	378,496
Restructuring and asset impairment charges	—	—	38,167	—	38,167
Depreciation and amortization	221,187	83,752	34,218	11,021	350,178
Equity in net income of Diamond Green Diesel	—	—	315,095	—	315,095
Segment operating income/(loss)	96,626	83,379	317,280	(66,349)	430,936

Equity in net income of other unconsolidated subsidiaries	3,193	—	—	—	3,193
Segment income/(loss)	99,819	83,379	317,280	(66,349)	434,129

Total other expense					(80,510)
Income before income taxes					$353,619

Segment assets at January 2, 2021	$2,708,922	$1,335,769	$1,160,132	$408,508	$5,613,331

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2019
Net Sales	$1,970,561	$1,119,085	$274,259	$—	$3,363,905
Cost of sales and operating expenses	1,519,596	864,618	204,871	—	2,589,085
Gross Margin	450,965	254,467	69,388	—	774,820

Loss/(gain) on sale of assets	(7,720)	(13,175)	313	—	(20,582)
Selling, general and administrative expense	200,487	97,363	2,762	57,911	358,523
Depreciation and amortization	203,456	79,671	31,946	10,437	325,510
Equity in net income of Diamond Green Diesel	—	—	364,452	—	364,452
Segment operating income/(loss)	54,742	90,608	398,819	(68,348)	475,821

Equity in net income of other unconsolidated subsidiaries	428	—	—	—	428
Segment income/(loss)	55,170	90,608	398,819	(68,348)	476,249

Total other expense					(95,815)
Income before income taxes					$380,434

 Business Segment Property, Plant and Equipment (in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
Capital expenditures:
Feed Ingredients	$187,445	$176,530	$229,415
Food Ingredients	54,799	68,250	85,501
Fuel Ingredients	26,078	30,638	23,964
Corporate Activities	5,804	4,697	20,618
Total (a)	$274,126	$280,115	$359,498

(a)    Excludes capital assets acquired by acquisition in fiscal 2020 of approximately $18.4 million.

Long-lived assets related to the Company's operations in North America, Europe, China, South American and other were as follows (in thousands):

	FY 2021	FY 2020
	Long-Lived Assets	Long-Lived Assets
North America	$3,564,765	$3,056,047
Europe	1,259,018	1,357,070
China	129,767	127,549
South America	77,758	74,720
Other	13,406	10,951
Total	$5,044,714	$4,626,337

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 (in thousands):

	Year Ended January 1, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,577,705	$286,852	$3,377	$2,867,934
Europe	430,549	663,619	426,863	1,521,031
China	19,446	233,766	—	253,212
South America	—	31,446	—	31,446
Other	11,800	55,946	—	67,746
Net sales	$3,039,500	$1,271,629	$430,240	$4,741,369

Major product types
Fats	$1,198,122	$182,674	$—	$1,380,796
Used cooking oil	319,145	—	—	319,145
Proteins	1,022,694	—	—	1,022,694
Bakery	287,424	—	—	287,424
Other rendering	173,405	—	—	173,405
Food ingredients	—	961,617	—	961,617
Bioenergy	—	—	426,863	426,863
Biofuels	—	—	3,377	3,377
Other	38,710	127,338	—	166,048
Net sales	$3,039,500	$1,271,629	$430,240	$4,741,369

	Year Ended January 2, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,694,705	$244,929	$20,869	$1,960,503
Europe	352,748	650,671	293,249	1,296,668
China	13,676	188,417	—	202,093
South America	—	38,238	—	38,238
Other	10,975	63,446	—	74,421
Net sales	$2,072,104	$1,185,701	$314,118	$3,571,923

Major product types
Fats	$661,774	$142,963	$—	$804,737
Used cooking oil	176,691	—	—	176,691
Proteins	830,195	—	—	830,195
Bakery	183,759	—	—	183,759
Other rendering	178,601	—	—	178,601
Food ingredients	—	947,928	—	947,928
Bioenergy	—	—	293,249	293,249
Biofuels	—	—	20,869	20,869
Other	41,084	94,810	—	135,894
Net sales	$2,072,104	$1,185,701	$314,118	$3,571,923

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 28, 2019
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area Revenues
North America	$1,635,382	$214,623	$39,568	$1,889,573
Europe	309,097	609,999	234,691	1,153,787
China	16,342	178,283	—	194,625
South America	—	51,168	—	51,168
Other	9,740	65,012	—	74,752
Net sales	$1,970,561	$1,119,085	$274,259	$3,363,905

Major product types
Fats	$584,336	$133,898	$—	$718,234
Used cooking oil	185,705	—	—	185,705
Proteins	791,284	—	—	791,284
Bakery	191,551	—	—	191,551
Other rendering	167,870	—	—	167,870
Food ingredients	—	894,761	—	894,761
Bioenergy	—	—	234,691	234,691
Biofuels	—	—	39,568	39,568
Other	49,815	90,426	—	140,241
Net sales	$1,970,561	$1,119,085	$274,259	$3,363,905

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized in fiscal 2021, 2020 and 2019 under these long-term supply contracts was approximately $95.3 million, $54.0 million and $41.0 million, respectively, with the remaining performance obligations to be recognized in future periods (generally 5 years) of approximately $1.16 billion.

NOTE 23.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company has recorded sales to the DGD Joint Venture of approximately $521.7 million, $264.1 million and $208.7 million, respectively. At January 1, 2022 and January 2, 2021, the Company has approximately $43.8 million and $14.2 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $24.0 million, $7.4 million and $5.1 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively to the DGD Joint Venture and deferred the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at January 1, 2022, January 2, 2021 and December 28, 2019 of approximately $6.0 million, $1.4 million and $0.8 million, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2022. The DGD Loan Agreement replaces a similar agreement with lower commitment levels that expired on December 31, 2018. During the fourth quarter of fiscal 2021, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company of approximately $0.1 million. As of January 1, 2022, $25.0 million was owed to Darling Green under the DGD Loan Agreement. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

Guarantee Agreements

In February 2020, in connection with the DGD Joint Venture’s expansion project at its Norco, LA facility, the Company entered into two agreements (the “IMTT Terminaling Agreements”) with International-Matex Tank Terminals (“IMTT”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the IMTT terminal facility by pipeline, thereby providing better logistical capabilities.  As a condition to entering into the IMTT Terminaling Agreements, IMTT required that the Company and Valero guarantee their proportionate share, up to $50 million each, of the DGD Joint Venture’s obligations under the IMTT Terminaling Agreements (the “Guarantee”), subject to the conditions provided for in the IMTT Terminaling Agreements. The

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company has not recorded any liability as a result of the guarantee, as the Company believes the likelihood of having to make any payments under the guarantee is remote.

In April 2021, in connection with the DGD Joint Venture’s expansion project at its Port Arthur, TX facility, the Company entered into two agreements (the “GTL Terminaling Agreements”) with GT Logistics, LLC (“GTL”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the GTL terminal facility by pipeline, thereby providing better logistical capabilities. As a condition to entering into the GTL Terminaling Agreements, GLT required that the Company and Valero guarantee their proportionate share, up to a maximum of approximately $160 million each, of the DGD Joint Venture’s obligations under the GTL Terminaling Agreements (the “GTL Guarantee”), subject to the conditions provided for in the GTL Terminaling Agreements. The maximum amount of the GTL Guarantee is reduced over the 20-year initial term of the GTL Terminaling Agreements as the termination fee under such agreements declines. The Company has not recorded any liability as a result of the GTL Guarantee, as the Company believes the likelihood of having to make any payments under the GTL Guarantee is remote.

NOTE 24.    NEW ACCOUNTING PRONOUNCEMENTS

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2022. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of January 1, 2022.

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

(c)    Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than SOX control changes related to the upgrade of payroll accounting software in the United States that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,”  “Our Management - Executive Officers and Directors,” “Delinquent Section 16 (a) Reports” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2022 annual meeting of stockholders, which will be filed no later than 120 days after January 1, 2022, and such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2022 annual meeting of stockholders, which will be filed no later than 120 days after January 1, 2022, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of January 1, 2022, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company's security holders, and (ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;
•the weighted-average exercise price of the outstanding options and granted non-vested stock; and
•the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,821,101	(1)	$19.33	10,552,120
Equity compensation plans not approved by security holders	—		—	—
Total	4,821,101		$19.33	10,552,120

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

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2022 annual meeting of stockholders, which will be filed no later than 120 days after January 1, 2022, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance - Independent Directors” included in the Company's definitive Proxy Statement relating to the 2022 annual meeting of stockholders, which will be filed no later than 120 days after January 1, 2022, and such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2022 annual meeting of stockholders, which will be filed no later than 120 days after January 1 2022, and such information is incorporated herein by reference.

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

4.4	Description of Registered Securities (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K filed March 2, 2021 and incorporated by reference).

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

10.8
Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of December 9, 2021, by and among Darling Ingredients Inc., as the parent borrower, the other subsidiary borrowers party thereto, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2021 and incorporated herein by reference).

10.9
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

10.11
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

10.22 *
Form of Global Performance Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2021 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 11, 2021 and incorporated herein by reference).

10.23 *
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

10.25 *
Form of Global Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2021 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 11, 2021 and incorporated herein by reference).

10.26 *
Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2014 and incorporated herein by reference).

10.27 *
Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling International Inc. 2017 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017 and incorporated herein by reference).

10.28 *	Non-Employee Director Compensation Program effective December 2021 (filed herewith).

10.29 *
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

10.31 *
Employment Agreement, dated August 21, 2014, between Darling International Netherlands BV and J.M.I.M. (Jan) van der Velden (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

10.32 *
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

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2021 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021; (ii) Consolidated Statements of Operations for the years ended January 1, 2022, January 2, 2021 and December 28, 2019; (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended January 1, 2022, January 2, 2021 and December 28, 2019; (iv) Consolidated Statements of Stockholders’ Equity for the years ended January 1, 2022, January 2, 2021 and December 28, 2019; (v) Consolidated Statements of Cash Flows for the years ended January 1, 2022, January 2, 2021 and December 28, 2019; (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	March 1, 2022

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	March 1, 2022
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Brad Phillips	Chief Financial Officer	March 1, 2022
Brad Phillips	(Principal Financial Officer)

/s/ Joseph Manzi	Chief Accounting Officer	March 1, 2022
Joseph Manzi	(Principal Accounting Officer)

/s/ Charles Adair	Director	March 1, 2022
Charles Adair

/s/ Beth Albright	Director	March 1, 2022
Beth Albright

/s/ Celeste A. Clark Goodspeed	Director	March 1, 2022
Celeste A. Clark

/s/ Linda Goodspeed	Director	March 1, 2022
Linda Goodspeed

/s/ Enderson Guimaraes	Director	March 1, 2022
Enderson Guimaraes

/s/ Dirk Kloosterboer	Director	March 1, 2022
Dirk Kloosterboer

/s/ Mary R. Korby	Director	March 1, 2022
Mary R. Korby

/s/ Gary W. Mize	Director	March 1, 2022
Gary W. Mize

/s/ Michael E. Rescoe	Director	March 1, 2022
Michael E. Rescoe