Form 10-Q
period 2022-04-02
DARLING INGREDIENTS INC.
filed 2022-05-10
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 2, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 161,514,066 shares of common stock, $0.01 par value, outstanding at May 5, 2022.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2022

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 2, 2022 and January 1, 2022
(in thousands, except share data)

	April 2, 2022	January 1, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$99,460	$68,906
Restricted cash	100	166
Accounts receivable, less allowance for bad debts of $9,161 at April 2, 2022 and $8,196 at January 1, 2022	517,783	469,092
Inventories	491,694	457,465
Prepaid expenses	60,562	53,711
Income taxes refundable	25,047	1,075
Other current assets	64,387	38,599
Total current assets	1,259,033	1,089,014
Property, plant and equipment, less accumulated depreciation of $1,894,760 at April 2, 2022 and $1,855,420 at January 1, 2022	1,867,880	1,840,080
Intangible assets, less accumulated amortization of $576,357 at April 2, 2022 and $560,470 at January 1, 2022	409,627	397,801
Goodwill	1,236,524	1,219,116
Investment in unconsolidated subsidiaries	1,563,840	1,349,247
Operating lease right-of-use assets	165,128	155,464
Other assets	97,709	66,795
Deferred income taxes	15,875	16,211
	$6,615,616	$6,133,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35,337	$24,407
Accounts payable, principally trade	351,253	307,118
Income taxes payable	25,117	32,310
Current operating lease liabilities	41,649	38,168
Accrued expenses	360,058	350,681
Total current liabilities	813,414	752,684
Long-term debt, net of current portion	1,677,925	1,438,974
Long-term operating lease liabilities	125,242	120,314
Other non-current liabilities	109,647	111,029
Deferred income taxes	393,738	362,942
Total liabilities	3,119,966	2,785,943
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 173,384,469 and 171,734,603 shares issued at April 2, 2022 and January 1, 2022, respectively	1,734	1,717
Additional paid-in capital	1,637,930	1,627,816
Treasury stock, at cost; 11,880,712 and 10,942,599 shares at April 2, 2022 and January 1, 2022, respectively	(438,906)	(374,721)
Accumulated other comprehensive loss	(311,369)	(321,690)
Retained earnings	2,535,891	2,347,838
Total Darling's stockholders’ equity	3,425,280	3,280,960
Noncontrolling interests	70,370	66,825
Total stockholders' equity	3,495,650	3,347,785
	$6,615,616	$6,133,728
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended April 2, 2022 and April 3, 2021
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$1,366,334	$1,046,716
Costs and expenses:
Cost of sales and operating expenses	1,020,577	772,784
Gain on sale of assets	(389)	(64)
Selling, general and administrative expenses	102,032	97,398
Restructuring and asset impairment charges	—	778
Acquisition and integration costs	3,773	—
Depreciation and amortization	79,246	78,534
Total costs and expenses	1,205,239	949,430
Equity in net income of Diamond Green Diesel	71,804	102,225
Operating income	232,899	199,511

Other expense:
Interest expense	(15,603)	(16,428)
Foreign currency loss	(1,100)	(410)
Other expense, net	(742)	(1,159)
Total other expense	(17,445)	(17,997)

Equity in net income of other unconsolidated subsidiaries	1,360	612
Income before income taxes	216,814	182,126

Income tax expense	26,083	28,708

Net income	190,731	153,418

Net income attributable to noncontrolling interests	(2,678)	(1,652)

Net income attributable to Darling	$188,053	$151,766

Basic income per share	$1.17	$0.93
Diluted income per share	$1.14	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three months ended April 2, 2022 and April 3, 2021
(in thousands)
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$190,731	$153,418
Other comprehensive income/(loss), net of tax:
Foreign currency translation	3,382	(38,222)
Pension adjustments	429	792
Soybean meal derivative adjustments	(240)	(257)
Corn option derivative adjustments	(5,056)	(800)
Heating oil derivative adjustments	(16,762)	3,464
Foreign exchange derivative adjustments	29,435	(6,806)
Total other comprehensive income/(loss), net of tax	11,188	(41,829)
Total comprehensive income	$201,919	$111,589
Comprehensive income attributable to noncontrolling interests	3,545	3,186
Comprehensive income attributable to Darling	$198,374	$108,403

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended April 2, 2022 and April 3, 2021
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 1, 2022	160,792,004	$1,717	$1,627,816	$(374,721)	$(321,690)	$2,347,838	$3,280,960	$66,825	$3,347,785
Net income	—	—	—	—	—	188,053	188,053	2,678	190,731
Pension liability adjustments, net of tax	—	—	—	—	429	—	429	—	429
Heating oil derivative adjustments, net of tax	—	—	—	—	(16,762)	—	(16,762)	—	(16,762)
Corn option derivative adjustments, net of tax	—	—	—	—	(5,056)	—	(5,056)	—	(5,056)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(240)	—	(240)	—	(240)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	29,435	—	29,435	—	29,435
Foreign currency translation adjustments	—	—	—	—	2,515	—	2,515	867	3,382
Issuance of non-vested stock	5,000	—	18	—	—	—	18	—	18
Stock-based compensation	—	—	6,305	—	—	—	6,305	—	6,305
Treasury stock	(938,113)	—	—	(64,185)	—	—	(64,185)	—	(64,185)
Issuance of common stock	1,644,866	17	3,791	—	—	—	3,808	—	3,808
Balances at April 2, 2022	161,503,757	$1,734	$1,637,930	$(438,906)	$(311,369)	$2,535,891	$3,425,280	$70,370	$3,495,650

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 2, 2021	162,200,389	$1,699	$1,597,429	$(151,710)	$(252,433)	$1,696,924	$2,891,909	$62,300	$2,954,209
Net income	—	—	—	—	—	151,766	151,766	1,652	153,418
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(2,143)	(2,143)
Pension liability adjustments, net of tax	—	—	—	—	792	—	792	—	792
Heating oil derivative adjustments, net of tax	—	—	—	—	3,464	—	3,464		3,464
Corn option derivative adjustments, net of tax	—	—	—	—	(800)	—	(800)	—	(800)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(257)	—	(257)	—	(257)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(6,806)	—	(6,806)	—	(6,806)
Foreign currency translation adjustments	—	—	—	—	(39,756)	—	(39,756)	1,534	(38,222)
Issuance of non-vested stock	—	—	58	—	—	—	58	—	58
Stock-based compensation	—	—	8,357	—	—	—	8,357	—	8,357
Treasury stock	(684,674)	—	—	(48,141)	—	—	(48,141)	—	(48,141)
Issuance of common stock	1,639,151	16	6,001	—	—	—	6,017	—	6,017
Balances at April 3, 2021	163,154,866	$1,715	$1,611,845	$(199,851)	$(295,796)	$1,848,690	$2,966,603	$63,343	$3,029,946

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 2, 2022 and April 3, 2021
(in thousands)
(unaudited)

	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net Income	$190,731	$153,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,246	78,534
Gain on sale of assets	(389)	(64)
Asset impairment	—	138
Deferred taxes	23,826	11,809
Decrease in long-term pension liability	(269)	(448)
Stock-based compensation expense	6,323	8,415
Write-off deferred loan costs	—	598
Deferred loan cost amortization	1,131	1,040
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(73,164)	(102,837)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	—	57
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(41,317)	10,721
Income taxes refundable/payable	(31,224)	(760)
Inventories and prepaid expenses	(42,891)	(27,188)
Accounts payable and accrued expenses	58,964	(13,462)
Other	(18,775)	18,834
Net cash provided by operating activities	152,192	138,805
Cash flows from investing activities:
Capital expenditures	(71,618)	(60,751)
Acquisitions, net of cash acquired	(59,003)	(340)
Investment in Diamond Green Diesel	(164,750)	—
Investment in other unconsolidated subsidiaries	—	(4,449)
Gross proceeds from disposal of property, plant and equipment and other assets	974	1,629
Payments related to routes and other intangibles	(100)	(347)
Net cash used in investing activities	(294,497)	(64,258)
Cash flows from financing activities:
Proceeds from long-term debt	9,657	9,262
Payments on long-term debt	(12,128)	(60,444)
Borrowings from revolving credit facility	369,902	111,000
Payments on revolving credit facility	(134,000)	(97,000)
Net cash overdraft financing	9,830	499
Deferred loan costs	(1,810)	—
Issuance of common stock	—	50
Repurchase of common stock	(17,189)	—
Minimum withholding taxes paid on stock awards	(43,351)	(42,268)
Distributions to noncontrolling interests	—	(2,143)
Net cash provided/(used) in financing activities	180,911	(81,044)
Effect of exchange rate changes on cash	(8,118)	(3,847)
Net increase/(decrease) in cash, cash equivalents and restricted cash	30,488	(10,344)
Cash, cash equivalents and restricted cash at beginning of period	69,072	81,720
Cash, cash equivalents and restricted cash at end of period	$99,560	$71,376

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 2, 2022
(unaudited)

(1)General

The accompanying consolidated financial statements for the three month periods ended April 2, 2022 and April 3, 2021, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2022.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of April 2, 2022, and include the 13 weeks ended April 2, 2022, and the 13 weeks ended April 3, 2021.

(c)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended April 2, 2022 and April 3, 2021, the Company sold approximately $126.3 million and $106.9 million of its trade receivables and incurred approximately $0.4 million and $0.3 million in fees, which are recorded as interest expense, respectively.

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

As a result of the continuing global COVID-19 pandemic, and related government-imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, as well as the Russia-Ukraine war, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the three months ended April 2, 2022, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the COVID-19 pandemic or the Russia-Ukraine war.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		April 2, 2022			April 3, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$188,053	161,396	$1.17	$151,766	162,925	$0.93
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,976			5,733
Less: Pro forma treasury shares		(771)			(909)
Diluted:
Net income attributable to Darling	$188,053	164,601	$1.14	$151,766	167,749	$0.90

For the three months ended April 2, 2022 and April 3, 2021, respectively, no outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended April 2, 2022 and April 3, 2021, respectively, 194,546 and 162,896 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

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

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	March 31, 2022	December 31, 2021
Assets:
Total current assets	$950,802	$686,294
Property, plant and equipment, net	2,934,686	2,710,747
Other assets	59,196	51,514
Total assets	$3,944,684	$3,448,555
Liabilities and members' equity:
Total current portion of long term debt	$165,356	$165,092
Total other current liabilities	367,478	295,860
Total long term debt	340,591	344,309
Total other long term liabilities	17,328	17,531
Total members' equity	3,053,931	2,625,763
Total liabilities and members' equity	$3,944,684	$3,448,555

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Revenues:
Operating revenues	$980,692	$431,633
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	807,572	215,234
Depreciation, amortization and accretion expense	26,492	11,687
Total costs and expenses	834,064	226,921
Operating income	146,628	204,712
Other income (expense)	(11)	58
Interest and debt expense, net	(3,009)	(320)
Net income	$143,608	$204,450

As of April 2, 2022, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1,528.7 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $71.8 million and $102.2 million for the three months ended April 2, 2022 and April 3, 2021, respectively. In December 2019, the blender tax credits were extended for calendar years 2020, 2021 and 2022. For the three months ended March 31, 2022 and March 31, 2021, the DGD Joint Venture recorded approximately $155.8 million and $79.0 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the three months ended April 2, 2022 and April 3, 2021, respectively, the Company made $164.75 million and no capital contributions to the DGD Joint Venture. In the three months ended April 2, 2022 and April 3, 2021, the Company did not receive any dividend distributions from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

On February 25, 2022, a wholly-owned international subsidiary of the Company acquired all of the shares of Group Op de Beeck, a Belgium digester, organic and industrial waste processing company, that is now included in our Fuel

Ingredients segment, for an initially estimated purchase price of approximately $91.7 million, plus or minus various closing adjustments in accordance with the stock purchase agreement. After estimated purchase price adjustments related to future estimated construction, net debt and working capital, the Company paid approximately $71.3 million in cash consideration. The Company recorded assets and liabilities consisting of property, plant and equipment of approximately $27.8 million, intangible assets of approximately $27.1 million, goodwill of approximately $25.5 million and other net liabilities of approximately $(9.1) million including working capital and net debt. Such amounts have been recorded on a preliminary basis pending finalization of future construction, actual net debt and working capital that is expected to occur within the next six months. The Company does not expect material changes to these pending amounts. The identifiable intangibles have a weighted average life of 15 years.

Additionally, the Company completed another immaterial acquisition in the first quarter of fiscal 2022.

(5)    Inventories

A summary of inventories follows (in thousands):

	April 2, 2022	January 1, 2022
Finished product	$304,644	$272,995
Work in process	80,955	81,158
Raw material	47,062	48,186
Supplies and other	59,033	55,126
	$491,694	$457,465

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	April 2, 2022	January 1, 2022
Indefinite Lived Intangible Assets:
Trade names	$52,502	$53,133
	52,502	53,133
Finite Lived Intangible Assets:
Routes	365,933	337,399
Permits	475,491	475,520
Non-compete agreements	645	645
Trade names	65,675	65,675
Royalty, consulting, land use rights and leasehold	25,738	25,899
	933,482	905,138
Accumulated Amortization:
Routes	(175,450)	(169,984)
Permits	(344,672)	(336,020)
Non-compete agreements	(469)	(441)
Trade names	(47,662)	(46,028)
Royalty, consulting, land use rights and leasehold	(8,104)	(7,997)
	(576,357)	(560,470)
Total Intangible assets, less accumulated amortization	$409,627	$397,801

Gross intangible assets changed due to acquisitions in the first quarter of fiscal 2022 by approximately $28.0 million and the remaining change was from foreign currency translation and retirements. Amortization expense for the three months ended April 2, 2022 and April 3, 2021, was approximately $16.5 million and $17.0 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 1, 2022
Goodwill	$814,863	$332,866	$119,342	$1,267,071
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	798,949	332,405	87,762	1,219,116
Goodwill acquired during year	—	—	25,892	25,892
Foreign currency translation	(802)	(5,267)	(2,415)	(8,484)
Balance at April 2, 2022
Goodwill	814,061	327,599	142,819	1,284,479
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	$798,147	$327,138	$111,239	$1,236,524

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	April 2, 2022	January 1, 2022
Compensation and benefits	$101,048	$123,180
Accrued ad valorem, and franchise taxes	13,610	20,140
Accrued operating expenses	86,314	81,200
Other accrued expense	159,086	126,161
	$360,058	$350,681

(9)    Debt

Debt consists of the following (in thousands):

	April 2, 2022	January 1, 2022
Amended Credit Agreement:
Revolving Credit Facility ($8.0 million denominated in C$ at April 2, 2022)	$396,007	$160,000

Term Loan B	200,000	200,000
Less unamortized deferred loan costs	(1,774)	(1,928)
Carrying value Term Loan B	198,226	198,072

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(4,753)	(4,959)
Carrying value 5.25% Senior Notes due 2027	495,247	495,041

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	568,972	582,980
Less unamortized deferred loan costs - Denominated in euro	(4,647)	(5,031)
Carrying value 3.625% Senior Notes due 2026	564,325	577,949

Other Notes and Obligations	59,457	32,319
	1,713,262	1,463,381
Less Current Maturities	35,337	24,407
	$1,677,925	$1,438,974

As of April 2, 2022, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. In addition, at April 2, 2022, the Company had finance lease obligations denominated in euros of approximately €4.3 million.

As of April 2, 2022, the Company had outstanding borrowings under the Company's amended credit agreement denominated in Canadian dollars of C$10.0 million.

As of April 2, 2022, the Company had other notes and obligations of $59.5 million that consist of various overdraft facilities of approximately $9.9 million, a China working capital line of credit of approximately $20.5 million and other debt of approximately $29.1 million.

On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective March 2, 2022, the Company, and certain of its subsidiaries entered into an amendment (the "Eighth Amendment") with its lenders to the Amended Credit Agreement. Among other things, the Eighth Amendment (a) added a new delayed draw incremental term facility (the “term A-2 facility”) and new incremental Term Loans pursuant thereto, in an aggregate principal amount of up to $500.0 million, which is available to the Company for general corporate purposes, including acquisitions and capital expenditures, and will mature on December 9, 2026 and (b) updated and modified certain other terms and provisions of the Amended Credit Agreement to reflect the addition of the term A-2 facility to the Amended Credit Agreement.

The interest rate applicable to any borrowings under the revolving loan facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.25% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-1 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-2 facility will equal the adjusted term SOFR plus a minimum of 1.00% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

As of April 2, 2022, the Company had $70.0 million outstanding under the revolver at base rate plus a margin of 0.25% per annum for a total of 3.75% per annum and $318.0 million outstanding under the revolver as SOFR plus a margin of 1.25% per annum for a total of 1.625%. The Company had $200.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 2.25% per annum. The Company had C$10.0 million outstanding under the revolver at CDOR plus a margin of 1.25% per annum for a total of 2.12%. As of April 2, 2022, the Company had revolving loan facility availability of $1,049.7 million, availability on a delayed draw term A-1 facility of $400.0 million and availability on a delayed draw term A-2 facility of $500.0 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $50.4 million and letters of credit issued of $3.8 million. The Company also has foreign bank guarantees that are not part of the Company's Amended Credit Agreement in the amount of approximately $11.8 million at April 2, 2022. The Company capitalized approximately $1.3 million of deferred loan costs as of April 2, 2022 in connection with the Eighth Amendment.

As of April 2, 2022, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(10)    Income Taxes

The Company has provided income taxes for the three month periods ended April 2, 2022 and April 3, 2021, based on its estimate of the effective tax rate for the entire 2022 and 2021 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of April 2, 2022 and April 3, 2021, the Company had $11.3 million and $5.6 million, respectively of gross unrecognized tax benefits and $1.2 million and $0.4 million, respectively of related accrued interest and penalties. The Company's gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

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

(11)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three months ended April 2, 2022 and April 3, 2021 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Defined benefit pension plans
Amortization of prior service (cost)/benefit	5	5	(1)	(1)	4	4
Amortization of actuarial loss	570	1,052	(145)	(264)	425	788
Total defined benefit pension plans	575	1,057	(146)	(265)	429	792
Soybean meal option derivatives
Reclassified to earnings	(441)	(280)	112	71	(329)	(209)
Activity recognized in other comprehensive income/(loss)	120	(64)	(31)	16	89	(48)
Total soybean meal option derivatives	(321)	(344)	81	87	(240)	(257)
Corn option derivatives
Reclassified to earnings	4,107	3,920	(1,043)	(996)	3,064	2,924
Activity recognized in other comprehensive income/(loss)	(10,885)	(4,993)	2,765	1,269	(8,120)	(3,724)
Total corn option derivatives	(6,778)	(1,073)	1,722	273	(5,056)	(800)
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	(22,470)	4,644	5,708	(1,180)	(16,762)	3,464
Total heating oil derivatives	(22,470)	4,644	5,708	(1,180)	(16,762)	3,464
Foreign exchange derivatives
Reclassified to earnings	(1,071)	224	360	(75)	(711)	149
Activity recognized in other comprehensive income/(loss)	45,422	(10,457)	(15,276)	3,502	30,146	(6,955)
Total foreign exchange derivatives	44,351	(10,233)	(14,916)	3,427	29,435	(6,806)

Foreign currency translation	2,661	(39,737)	721	1,515	3,382	(38,222)

Other comprehensive income/(loss)	$18,018	$(45,686)	$(6,830)	$3,857	$11,188	$(41,829)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three ended April 2, 2022 and April 3, 2021 as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Statement of Operations Classification
Derivative instruments
Soybean meal derivatives	$441	$280	Net sales
Foreign exchange contracts	1,071	(224)	Net sales
Corn option derivatives	(4,107)	(3,920)	Cost of sales and operating expenses
	(2,595)	(3,864)	Total before tax
	571	1,000	Income taxes
	(2,024)	(2,864)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(5)	$(5)	(a)
Amortization of actuarial loss	(570)	(1,052)	(a)
	(575)	(1,057)	Total before tax
	146	265	Income taxes
	(429)	(792)	Net of tax
Total reclassifications	$(2,453)	$(3,656)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 13 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of April 2, 2022 as follows (in thousands):

	Three Months Ended April 2, 2022
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss January 1, 2022, attributable to Darling, net of tax	$(289,586)	$(6,456)	$(25,648)	$(321,690)
Other comprehensive loss before reclassifications	3,382	5,353	—	8,735
Amounts reclassified from accumulated other comprehensive loss	—	2,024	429	2,453
Net current-period other comprehensive income/(loss)	3,382	7,377	429	11,188
Noncontrolling interest	867	—	—	867
Accumulated Other Comprehensive loss April 2, 2022, attributable to Darling, net of tax	$(287,071)	$921	$(25,219)	$(311,369)

(12)    Stockholders' Equity

Fiscal 2022 Long-Term Incentive Opportunity Awards (2022 LTIP). On January 3, 2022, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2022 LTIP pursuant to which they awarded certain of the Company's key employees, 82,791 restricted stock units and 115,615 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2025, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase (up to 225%) depending on the Company's ROGI relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies.

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. During the first three months of fiscal 2022, $17.2 million of common stock was repurchased under the repurchase program. As of April 2, 2022, the Company had approximately $482.8 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

(13)    Employee Benefit Plans

Net pension cost for the three months ended April 2, 2022 and April 3, 2021 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	April 2, 2022	April 3, 2021
Service cost	$828	$785
Interest cost	1,320	1,204
Expected return on plan assets	(2,165)	(2,321)
Amortization of prior service cost	5	5
Amortization of actuarial loss	570	1,052
Net pension cost	$558	$725

Based on actuarial estimates at April 2, 2022, the Company expects to contribute approximately $3.9 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended April 2, 2022 and April 3, 2021 of approximately $0.8 million and $0.9 million, respectively.

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

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of April 2, 2022, the Company has an aggregate accrued liability of approximately $3.8 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At April 2, 2022, the Company had corn option contracts, soybean meal forward contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Cash Flow Hedges

In fiscal 2021, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2022. At April 2, 2022 and January 1, 2022, the aggregate fair value of these corn option contracts was approximately $10.2 million and $2.8 million, respectively. These amounts are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2021 and fiscal 2022, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2023. At April 2, 2022 and January 1, 2022, the aggregate fair value of these foreign exchange contracts was approximately $41.1 million and $0.6 million, respectively. These amounts are included in other current assets, noncurrent assets and accrued expense on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2021 and fiscal 2022, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the third quarter of fiscal 2022. At April 2, 2022 and January 1, 2022, the aggregate fair value of the soybean meal contracts was $0.1 million and $0.1 million, respectively. These amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of April 2, 2022, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	60,371	Euro	10,520
Brazilian real	3,074,644	U.S. dollar	737,900
Euro	34,817	U.S. dollar	39,265
Euro	25,215	Polish zloty	120,000
Euro	5,653	Japanese yen	752,890
Euro	29,996	Chinese renminbi	212,151
Euro	14,759	Australian dollar	22,400
Euro	3,412	British pound	2,860
Euro	36	Canadian dollar	50
Polish zloty	431	U.S. dollar	100
Polish zloty	34,710	Euro	7,338
British pound	229	Euro	273
Japanese yen	331,807	U.S. dollar	2,792
U.S. dollar	275	Japanese yen	34,000
U.S. dollar	236,171	Euro	215,000
Australian dollar	1,243	Euro	786
Canadian dollar	13,107	U.S. dollar	10,500

The Company estimates the amount that will be reclassified from accumulated other comprehensive income at April 2, 2022 into earnings over the next 12 months will be approximately $7.9 million. As of April 2, 2022, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	April 2, 2022	April 3, 2021

Foreign exchange	Foreign currency loss	$7,466	$5,389
Foreign exchange	Net sales	158	729
Foreign exchange	Cost of sales and operating expenses	(256)	(444)
Foreign exchange	Selling, general and administrative expenses	(6,524)	2,531
Corn options and futures	Net sales	(2,136)	(998)
Corn options and futures	Cost of sales and operating expenses	5,553	1,469
Total		$4,261	$8,676

At April 2, 2022, the Company had forward purchase agreements in place for purchases of approximately $126.2 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(15)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of April 2, 2022 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at April 2, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$45,189	$—	$45,189	$—
Total Assets	$45,189	$—	$45,189	$—

Liabilities:
Derivative instruments	$15,608	$—	$15,608	$—
5.25% Senior notes	510,100	—	510,100	—
3.625% Senior notes	571,532	—	571,532	—
Term loan B	199,500	—	199,500	—
Revolver debt	390,067	—	390,067	—
Total Liabilities	$1,686,807	$—	$1,686,807	$—

		Fair Value Measurements at January 1, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$5,031	$—	$5,031	$—
Total Assets	$5,031	$—	$5,031	$—

Liabilities:
Derivative instruments	$7,173	$—	$7,173	$—
5.25% Senior notes	515,600	—	515,600	—
3.625% Senior notes	591,200	—	591,200	—
Term loan B	200,000	—	200,000	—
Revolver debt	158,400	—	158,400	—
Total Liabilities	$1,472,373	$—	$1,472,373	$—

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

(16)    Restructuring and Asset Impairment Charges

In December 2020, due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. In addition to charges incurred in fiscal 2020, the Company incurred additional restructuring and asset impairment charges in the first quarter of fiscal 2021 related to the biodiesel facilities of approximately $0.8 million, with approximately $0.4 million of this amount being employee termination costs in Canada and the remainder representing charges to long-lived assets and other charges.

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

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year under these insurance policies and carries this accrual until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At April 2, 2022 and January 1, 2022, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $80.5 million and $78.4 million, respectively.  The Company has insurance recovery receivables of approximately $31.8 million as of April 2, 2022 and January 1, 2022, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company's U.S. ingredients business, including the Company's fats and proteins, used cooking oil, trap grease, Darling Canada, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac name (proteins, fats, and blood products) and (ii) the Company's bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 2, 2022
Net Sales	$879,438	$354,814	$132,082	$—	$1,366,334
Cost of sales and operating expenses	645,523	270,312	104,742	—	1,020,577
Gross Margin	233,915	84,502	27,340	—	345,757

Gain on sale of assets	(341)	(9)	(39)	—	(389)
Selling, general and administrative expenses	56,209	26,844	3,920	15,059	102,032
Acquisition and integration costs	—	—	—	3,773	3,773
Depreciation and amortization	54,350	15,450	6,674	2,772	79,246
Equity in net income of Diamond Green Diesel	—	—	71,804	—	71,804
Segment operating income/(loss)	123,697	42,217	88,589	(21,604)	232,899

Equity in net income of other unconsolidated subsidiaries	1,360	—	—	—	1,360
Segment income/(loss)	125,057	42,217	88,589	(21,604)	234,259

Total other expense					(17,445)
Income before income taxes					$216,814

Segment assets at April 2, 2022	$2,751,078	$1,262,887	$1,982,190	$619,461	$6,615,616

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 3, 2021
Net Sales	$651,444	$298,065	$97,207	$—	$1,046,716
Cost of sales and operating expenses	474,581	226,413	71,790	—	772,784
Gross Margin	176,863	71,652	25,417	—	273,932

Loss/(gain) on sale of assets	(139)	55	20	—	(64)
Selling, general and administrative expenses	52,620	25,191	4,867	14,720	97,398
Restructuring and impairment charges	—	—	778	—	778
Depreciation and amortization	54,609	14,883	6,155	2,887	78,534
Equity in net income of Diamond Green Diesel	—	—	102,225	—	102,225
Segment operating income/(loss)	69,773	31,523	115,822	(17,607)	199,511

Equity in net income of other unconsolidated subsidiaries	612	—	—	—	612
Segment income/(loss)	70,385	31,523	115,822	(17,607)	200,123

Total other expense					(17,997)
Income before income taxes					$182,126

Segment assets at January 1, 2022	$2,714,528	$1,205,217	$1,658,892	$555,091	$6,133,728

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	Three Months Ended April 2, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$755,838	$83,900	$—	$839,738
Europe	114,463	182,010	132,082	428,555
China	6,636	66,307	—	72,943
South America	—	8,496	—	8,496
Other	2,501	14,101	—	16,602
Net sales	$879,438	$354,814	$132,082	$1,366,334

Major product types
Fats	$368,394	$52,264	$—	$420,658
Used cooking oil	94,896	—	—	94,896
Proteins	270,187	—	—	270,187
Bakery	78,511	—	—	78,511
Other rendering	57,544	—	—	57,544
Food ingredients	—	270,516	—	270,516
Bioenergy	—	—	132,082	132,082
Other	9,906	32,034	—	41,940
Net sales	$879,438	$354,814	$132,082	$1,366,334

	Three Months Ended April 3, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$549,015	$60,940	$3,350	$613,305
Europe	97,645	155,363	93,857	346,865
China	1,938	57,932	—	59,870
South America	—	10,454	—	10,454
Other	2,846	13,376	—	16,222
Net sales	$651,444	$298,065	$97,207	$1,046,716

Major product types
Fats	$229,006	$41,433	$—	$270,439
Used cooking oil	51,029	—	—	51,029
Proteins	255,507	—	—	255,507
Bakery	63,105	—	—	63,105
Other rendering	42,957	—	—	42,957
Food ingredients	—	229,542	—	229,542
Bioenergy	—	—	93,857	93,857
Biofuels	—	—	3,350	3,350
Other	9,840	27,090	—	36,930
Net sales	$651,444	$298,065	$97,207	$1,046,716

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2022 under these long-term supply contracts was approximately $35.0 million, with the remaining performance obligations to be recognized in future periods (generally 5 years) of approximately $1.21 billion.

(20)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended April 2, 2022 and April 3, 2021, the Company has recorded sales to the DGD Joint Venture of approximately $214.4 million and $89.0 million, respectively. At April 2, 2022 and January 1, 2022, the Company has $42.8 million and $43.8 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $29.8 million and $14.6 million of additional sales for the three months ended April 2, 2022 and April 3, 2021, respectively to defer the Company's portion of profit of approximately $8.4 million and $4.1 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at April 2, 2022 and April 3, 2021, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2023, unless extended by agreement of the parties. During the fourth quarter of fiscal 2021, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company for the three months ended April 2, 2022 of approximately $0.2 million. As of April 2, 2022, $25.0 million was owed to Darling Green under the DGD Loan Agreement. The note receivable amount is included in other assets on the consolidated balance sheet.

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

(21)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Supplemental disclosure of cash flow information:
Accrued capital expenditures	$(7,324)	$(9,678)
Cash paid during the period for:
Interest, net of capitalized interest	$2,124	$2,774
Income taxes, net of refunds	$41,423	$15,578
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$33,072	$12,404
Non-cash financing activities
Debt issued for assets	$635	$—

(22)    New Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.
(23)    Subsequent Events

On May 2, 2022, the Company acquired Valley Proteins for approximately $1.2 billion in cash. The Company financed this transaction by borrowing all of the Company's delayed draw term A-1 facility of $400.0 million and delayed draw term A-2 facility of $500.0 million and the remainder through revolver borrowings under the Company's Amended Credit Agreement.

On May 5, 2022, the Company announced that we entered into a definitive agreement to acquire all the shares of the FASA Group, the largest independent rendering company in Brazil, for approximately R$2.8 billion Brazilian Real in cash ($560.0 million USD at the exchange rate in effect on the signing date), subject to post closing adjustments and a contingent payment based on future earnings growth. The closing of the transaction is subject to customary closing conditions and regulatory approval in Brazil.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on March 1, 2022 and in the Company's other public filings with the SEC.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements for the period ended April 2, 2022 included herein, (ii) the conversion of organic sludge and food waste into biogas in

Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflict in Ukraine and its impact on volatility in energy and other commodity prices, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, as filed with the SEC on March 1, 2022.

Energy Policies of U.S. and Foreign Governments

Prices for our finished products, including those of DGD, may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions (“GHG”). Programs like the National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as in the state of California) and tax credits for biofuels both in the United States and abroad may positively impact the demand for our finished products. Legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing or suspension of any of these programs could have a negative impact on our business and results of operations. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

Climate Change

There is a growing global concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as legal, regulatory and market responses to climate change. Certain jurisdictions in which we operate have either imposed, or are considering imposing, new or increasingly stringent legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation and reduction of GHG and potential carbon pricing programs. These new or increasingly stringent legal or regulatory requirements could result in significantly increased costs of compliance and additional investments in facilities and equipment. While we assess climate related regulatory risks as part of our risk management process, we are unable to predict the scope, nature and timing of any new or increasingly stringent environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations. Furthermore, there has been increased focus from our stakeholders, including consumers, employees and investors, on corporate environmental, social, and governance (“ESG”) practices, including practices related to the causes and impacts of climate change. We expect that stakeholder expectations with respect to ESG expectations will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations.

COVID-19

Our global operations continue to expose us to risks associated with the COVID-19 pandemic as the potential impacts of COVID-19 resurgences and variants have resulted in continued uncertainty as to the pandemic’s further duration and scope. Various measures have been implemented at various times around the world to try to reduce the spread of the virus, including travel bans and restrictions, quarantines, curfews, stay-at-home restrictions and other public health and safety measures. The health and well-being of our employees continues to be a priority for us, and we will continue, as appropriate, to implement operational guidelines in our organization consistent with the applicable governmental and regulatory policies in the geographies we operate intended to protect our employees and prevent the spread of the virus. The extent to which COVID-19 impacts the Company’s and DGD's business and financial results will depend on future developments, which are highly uncertain and cannot be predicted and may vary by jurisdiction and market, including the duration and scope of the pandemic, the emergence and spread of new variants of the virus, such as the omicron and delta variants, the likelihood of a resurgence of positive cases, the development, availability and acceptance of effective treatments and vaccines, the speed at which such vaccines are administered, the efficacy of current vaccines against evolving strains or variants of the virus, global economic conditions during and after the pandemic and governmental actions that have been taken or may be taken in the future in response to the pandemic, among others.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended January 1, 2022, as filed with the SEC on March 1, 2022.

Operating Performance Indicators

    The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency translation, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in commodity prices and energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company, forward-looking financial or operational estimates are not provided. The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended January 1, 2022.

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

Results of Operations

Three Months Ended April 2, 2022 Compared to Three Months Ended April 3, 2021

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the first quarter of fiscal 2022, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2022, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2021 are as follows:

	Avg. Price 1st Quarter 2022	Avg. Price 1st Quarter 2021	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 317.22/ton	$ 386.97/ton	$ (69.75)/ton	(18.0)%
Feed Grade PM (Mid-South)	$ 367.03/ton	$ 357.79/ton	$ 9.24/ton	2.6%
Pet Food PM (Mid-South)	$ 761.69/ton	$ 845.08/ton	$ (83.39)/ton	(9.9)%
Feather meal (Mid-South)	$ 525.32/ton	$ 539.02/ton	$ (13.70)/ton	(2.5)%
BFT (Chicago)	$ 71.39/cwt	$ 46.42/cwt	$ 24.97/cwt	53.8%
YG (Illinois)	$ 53.91/cwt	$ 34.45/cwt	$ 19.46/cwt	56.5%
Corn (Illinois)	$ 6.90/bushel	$ 5.56/bushel	$ 1.34/bushel	24.1%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,555.00/MT	$ 1,084.00/MT	$ 471.00/MT	43.5%
Soy meal (CIF Rotterdam)	$ 576.00/MT	$ 535.00/MT	$ 41.00/MT	7.7%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2022, compared to average Jacobsen and Reuters prices for the fourth quarter of fiscal 2021.

	Avg. Price 1st Quarter 2022	Avg. Price 4th Quarter 2021	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 317.22/ton	$ 261.79/ton	$ 55.43/ton	21.2%
Feed Grade PM (Mid-South)	$ 367.03/ton	$ 335.07/ton	$ 31.96/ton	9.5%
Pet Food PM (Mid-South)	$ 761.69/ton	$ 650.25/ton	$ 111.44/ton	17.1%
Feather meal (Mid-South)	$ 525.32/ton	$ 444.61/ton	$ 80.71/ton	18.2%
BFT (Chicago)	$ 71.39/cwt	$ 66.15/cwt	$ 5.24/cwt	7.9%
YG (Illinois)	$ 53.91/cwt	$ 44.30/cwt	$ 9.61/cwt	21.7%
Corn (Illinois)	$ 6.90/bushel	$ 5.84/bushel	$ 1.06/bushel	18.2%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,555.00/MT	$ 1,349.00/MT	$ 206.00/MT	15.3%
Soy meal (CIF Rotterdam)	$ 576.00/MT	$ 466.00/MT	$ 110.00/MT	23.6%

Segment Results

Segment operating income for the three months ended April 2, 2022 was $232.9 million, which reflects an increase of $33.4 million or 16.7% as compared to the three months ended April 3, 2021.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 2, 2022
Net Sales	$879,438	$354,814	$132,082	$—	$1,366,334
Cost of sales and operating expenses	645,523	270,312	104,742	—	1,020,577
Gross Margin	233,915	84,502	27,340	—	345,757

Gross Margin %	26.6%	23.8%	20.7%	—%	25.3%

Gain on sale of assets	(341)	(9)	(39)	—	(389)
Selling, general and administrative expenses	56,209	26,844	3,920	15,059	102,032
Acquisition and integration costs	—	—	—	3,773	3,773
Depreciation and amortization	54,350	15,450	6,674	2,772	79,246
Equity in net income of Diamond Green Diesel	—	—	71,804	—	71,804
Segment operating income/(loss)	123,697	42,217	88,589	(21,604)	232,899

Equity in net income of other unconsolidated subsidiaries	1,360	—	—	—	1,360
Segment income/(loss)	125,057	42,217	88,589	(21,604)	234,259

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 3, 2021
Net Sales	$651,444	$298,065	$97,207	$—	$1,046,716
Cost of sales and operating expenses	474,581	226,413	71,790	—	772,784
Gross Margin	176,863	71,652	25,417	—	273,932

Gross Margin %	27.1%	24.0%	26.1%	—%	26.2%

Loss/(gain) on sale of assets	(139)	55	20	—	(64)
Selling, general and administrative expenses	52,620	25,191	4,867	14,720	97,398
Restructuring and impairment charges	—	—	778	—	778
Depreciation and amortization	54,609	14,883	6,155	2,887	78,534
Equity in net income of Diamond Green Diesel	—	—	102,225	—	102,225
Segment operating income/(loss)	69,773	31,523	115,822	(17,607)	199,511

Equity in net income of other unconsolidated subsidiaries	612	—	—	—	612
Segment income/(loss)	70,385	31,523	115,822	(17,607)	200,123

Feed Ingredients Segment

Raw material volume. In the three months ended April 2, 2022, the raw material processed by the Company's Feed Ingredients segment totaled approximately 2.31 million metric tons. Compared to the three months ended April 3, 2021, overall raw material volume processed in the Feed Ingredients segment increased approximately 3.6%.

Sales. The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended April 3, 2021	$229.0	$255.5	$43.0	$527.5	$51.0	$63.1	$9.8	$651.4
Increase in sales volumes	3.7	4.1	—	7.8	4.4	2.9	—	15.1
Increase in finished product prices	138.9	17.1	—	156.0	39.5	12.5	—	208.0
Decrease due to currency exchange rates	(3.2)	(6.5)	(0.4)	(10.1)	—	—	—	(10.1)
Other change	—	—	14.9	14.9	—	—	0.1	15.0
Total change	139.4	14.7	14.5	168.6	43.9	15.4	0.1	228.0
Net sales three months ended April 2, 2022	$368.4	$270.2	$57.5	$696.1	$94.9	$78.5	$9.9	$879.4

Margins. In the Feed Ingredients segment for the three months ended April 2, 2022, the gross margin percentage decreased to 26.6% as compared to 27.1% for the comparable period of fiscal 2021. The decrease in margin is primarily due to higher overall energy prices as compared to fiscal 2021.

Segment operating income. Feed Ingredients operating income for the three months ended April 2, 2022 was $123.7 million, an increase of $53.9 million or 77.2% as compared to the three months ended April 3, 2021. The increase is due to higher overall fat finished product prices and higher raw material volumes as compared to fiscal 2021.

Food Ingredients Segment

Raw material volume. In the three months ended April 2, 2022, the raw material processed by the Company's Food Ingredients segment totaled approximately 278,000 metric tons. Compared to the three months ended April 3, 2021, overall raw material volume processed in the Food Ingredients segment increased approximately 1.5%.

Sales. Net sales increased in the Food Ingredients segment primarily due to higher sales prices and volumes in the collagen and edible fat sales markets.

Margins. In the Food Ingredients segment for the three months ended April 2, 2022, the gross margin percentage decreased to 23.8% as compared to 24.0% for the comparable period of fiscal 2021. The decrease in margin is primarily due to higher overall energy prices as compared to fiscal 2021.

Segment operating income. Food Ingredients operating income was $42.2 million for the three months ended April 2, 2022, an increase of $10.7 million or 34.0% as compared to the three months ended April 3, 2021. The increase is primarily due to higher sales prices and volumes in collagen markets that more than offset higher energy prices as compared to fiscal 2021.

Fuel Ingredients Segment

Raw material volume. In the three months ended April 2, 2022, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 340,000 metric tons. Compared to the three months ended April 3, 2021, overall raw material volume processed in the Fuel Ingredients segment increased approximately 3.7%.

Sales. Net sales increased in the Fuel Ingredients segment primarily due to higher sales prices and volumes in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended April 2, 2022, the gross margin percentage decreased to 20.7% as compared to 26.1% for the comparable period of fiscal 2021. The decrease is primarily due to higher raw material costs and higher energy prices as compared to fiscal 2021.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended April 2, 2022 was $88.6 million, a decrease of $27.2 million or (23.5)% as compared to the same period in fiscal 2021. The decrease is primarily attributed to higher raw material costs at DGD, a catalyst turnaround at DGD during the quarter and also attributed to lower values for LCFS credits that more than offset higher blenders tax credits and higher fuel and Renewable Identification Number prices as compared to the same period in fiscal 2021.

Foreign Currency Exchange

    During the first quarter of fiscal 2022, the euro weakened against the U.S. dollar as compared to the same period in fiscal 2021. Using actual results for the three months ended April 2, 2022 and using the prior year's average currency rate for the three months ended April 3, 2021, foreign currency translation would result in an increase in operating income of approximately $7.2 million. The average rate assumptions used in this calculation were the actual fiscal average rates for the three months ended April 2, 2022 of €1.00:$1.12 and C$1.00:$0.79 as compared to the average rates for the three months ended April 3, 2021 of €1.00:$1.20 and C$1.00:$0.79, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses was approximately $15.1 million during the three months ended April 2, 2022, compared to approximately $14.7 million during the three months ended April 3, 2021, an increase of $0.4 million.  The increase is primarily due to higher costs for information technology, travel, legal and insurance premiums that more than offset a decrease in corporate related benefits.

Restructuring and Impairment charges.  Restructuring and impairment charges represents additional costs included in the three months ended April 3, 2021 related to the announced closure of the Company's biodiesel activities in December 2020.

Acquisition and Integration costs. Acquisition and integration costs were approximately $3.8 million during the three months ended April 2, 2022. These include costs related to the Company's May 2, 2022 acquisition of all the shares of Valley Proteins, the purchase of all the shares of Op de Beeck in February 2022 and other potential acquisitions.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $2.8 million during the three months ended April 2, 2022, as compared to approximately $2.9 million for the same period in fiscal 2021.

Interest Expense. Interest expense was $15.6 million during the three months ended April 2, 2022, compared to $16.4 million during the three months ended April 3, 2021, a decrease of $0.8 million. The decrease is primarily due to lower amortization of deferred loan costs and lower interest on the Term loan B as a result of partial note pay-downs that more than offset an increase in revolver interest due to increased revolver borrowings.

Foreign Currency Loss.  Foreign currency losses were $1.1 million for the three months ended April 2, 2022 as compared to foreign currency losses of $0.4 million for the three months ended April 3, 2021. The increase is due primarily to increased losses on the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2021.

Other Expense, net. Other expense was $0.7 million in the three months ended April 2, 2022, compared to other expense of $1.2 million for the three months ended April 3, 2021. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense and an increase in interest income as compared to the same period in fiscal 2021.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $26.1 million for the three months ended April 2, 2022, compared to $28.7 million recorded in the three months ended April 3, 2021, a decrease of $2.6 million, which is primarily due to an increase in the amount of biofuel tax incentives and discrete tax benefits from stock-based compensation recognized during the three months ended April 2, 2022. The effective tax rate for the three months ended April 2, 2022 and April 3, 2021 is 12.0% and 15.8%, respectively. The effective tax rate for the three months ended April 2, 2022 and April 3, 2021 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and discrete items, including excess tax benefits from stock-based compensation. The Company's effective tax rate excluding biofuel tax incentives and discrete items is 25.7% for the three months ended April 2, 2022, compared to 26.5% for the three months ended April 3, 2021.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring, acquisition and integration costs, goodwill and long-lived asset impairment, interest expense, (income)/loss from discontinued operations, net of tax, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiary. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes that were outstanding at April 2, 2022.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2022 As Compared to First Quarter 2021

	Three Months Ended
(dollars in thousands)	April 2, 2022	April 3, 2021
Net income attributable to Darling	$188,053	$151,766
Depreciation and amortization	79,246	78,534
Interest expense	15,603	16,428
Income tax expense	26,083	28,708
Restructuring and asset impairment charges	—	778
Acquisition and integration costs	3,773	—
Foreign currency loss	1,100	410
Other expense, net	742	1,159
Equity in net income of Diamond Green Diesel	(71,804)	(102,225)
Equity in net income of other unconsolidated subsidiaries	(1,360)	(612)
Net income attributable to non-controlling interests	2,678	1,652
Darling's Adjusted EBITDA	$244,114	$176,598

Foreign currency exchange impact (1)	7,227	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$251,341	$176,598

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$86,560	$108,200

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$330,674	$284,798

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended April 2, 2022 of €1.00:$1.12 and C$1.00:$0.79 as compared to the average rate for the three months ended April 3, 2021 of €1.00:$1.20 and C$1.00:$0.79, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at April 2, 2022. On April 2, 2022, debt outstanding under the Company's Amended Credit Agreement, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(4,753)
Carrying value of 5.25% Notes due 2027	$495,247

3.625 % Notes due 2026 - Denominated in euros	$568,972
Less unamortized deferred loan costs	(4,647)
Carrying value of 3.625% Notes due 2026	$564,325

Amended Credit Agreement:
Term Loan B	$200,000
Less unamortized deferred loan costs	(1,774)
Carrying value of Term Loan B	$198,226

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	50,407
Borrowings outstanding	396,007
Letters of credit issued	3,849
Availability	$1,049,737

Other Debt	$59,457

During the first three months of fiscal 2022, the U.S. dollar strengthened as compared to the euro and weakened as compared to the Canadian dollar at January 1, 2022. Using the euro and Canadian based debt outstanding at April 2, 2022 and comparing the closing balance sheet rate at April 2, 2022 to the balance sheet rate at January 1, 2022, the U.S. dollar debt balances of euro based debt decreased by approximately $14.0 million and the U.S. dollar debt balance of Canadian based debt increased approximately $0.2 million, at April 2, 2022. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at April 2, 2022 of €1.00:$1.1048 and C$1.00:$0.800667 as compared to the closing balance sheet rate at January 1, 2022 of €1.00:$1.13200 and C$1.00:$0.785266.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective March 2, 2022, the Company, and certain of its subsidiaries entered into an amendment (the "Eighth Amendment") with its lenders to the Amended Credit Agreement. Among other things, the Eighth Amendment (a) added a new delayed draw incremental term facility (the “term A-2 facility”) and new incremental term loans pursuant thereto, in an aggregate principal amount of up to $500.0 million, which is available to the Company for general corporate purposes, including acquisitions and capital expenditures, and will mature on December 9, 2026 and (b) updated and modified certain other terms and provisions of the Amended Credit Agreement to reflect the addition of the term A-2 facility to the Amended Credit Agreement. The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $2.925 billion comprised of (i) the Company's $525.0 million term loan B facility, (ii) the Company's $400.0 million delayed draw term A-1 loan, (iii) the Company's $500.0 million delayed draw term A-2 loan and (iv) the Company's $1.5 billion five-year revolving loan facility (up to $150.0 million of which will be available for a letter of credit subfacility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving loan facility is available to be borrowed by Darling, Darling Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving loan facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

•As of April 2, 2022, the Company had availability of $1,049.7 million under the revolving credit facility, taking into account that the Company had $396.0 million in outstanding borrowings, $50.4 million in ancillary facilities and letters of credit issued of $3.8 million.

•As of April 2, 2022, the Company had full availability under its delayed draw term A-1 facility commitment of $400.0 million. Under the terms of the delayed draw term A-1 facility, the Company can take up to two years or until December 9, 2023 to borrow under the term A-1 facility commitment in U.S. dollars. Amounts borrowed under the term A-1 facility that are repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of April 2, 2022, the Company had full availability under its delayed draw term A-2 facility commitment of $500.0 million. Under the terms of the delayed draw term A-2 facility, the Company can take up to one year or until March 2, 2023 to borrow under the term A-2 facility commitment in U.S. dollars. Amounts borrowed under the term A-2 facility that are repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the earlier of term A-2 Commitment termination date or the first anniversary of March 2, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of the such quarterly period ending immediately prior to the term

A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of April 2, 2022, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid $325.0 million, which when repaid, cannot be reborrowed. As a result of early payments made by the Company under the term loan B facility only one final installment of the relevant term loan B facility then outstanding is due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•The interest rate applicable to any borrowings under the revolving loan facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.25% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-1 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-2 facility will equal the adjusted term SOFR plus a minimum of 1.00% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

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

The classification of long-term debt in the Company’s April 2, 2022 consolidated balance sheet is based on the contractual repayment terms of the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

On May 2, 2022, the Company acquired Valley Proteins for approximately $1.2 billion in cash. The Company financed this transaction by borrowing all of the Company's delayed draw term A-1 facility of $400.0 million and delayed draw term A-2 facility of $500.0 million and the remainder through revolver borrowings under the Company's Amended Credit Agreement.

On May 5, 2022, the Company announced that we entered into a definitive agreement to acquire all the shares of the FASA Group, the largest independent rendering company in Brazil, for approximately R$2.8 billion Brazilian Real in cash ($560.0 million USD at the exchange rate in effect on the signing date), subject to post closing adjustments and a contingent payment based on future earnings growth. The Company expects to finance this acquisition with a combination of operating cash flow, revolver borrowings under the Company’s Amended Credit Agreement and possible other debt financing resources.

As a result of the Company's borrowings under its Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022 as filed with the SEC on March 1, 2022.

As of April 2, 2022, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On April 2, 2022, the Company had working capital of $445.6 million and its working capital ratio was 1.55 to 1 compared to working capital of $336.3 million and a working capital ratio of 1.45 to 1 on January 1, 2022.  As of April 2, 2022, the Company had unrestricted cash of $99.5 million and funds available under the revolving credit facility of $1,049.7 million, compared to unrestricted cash of $68.9 million and funds available under the revolving credit facility of $1,285.9 million at January 1, 2022. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $152.2 million for the first three months ended April 2, 2022, as compared to net cash provided by operating activities of $138.8 million for the first three months ended April 3, 2021, an increase of $13.4 million due primarily to an increase in net income and the effect from equity in net income of the DGD Joint Venture. Additionally, changes in operating assets and liabilities impacted cash provided by operating activities, which includes an approximately $52.0 million decrease in cash provided by accounts receivable, an approximately $15.7 million decrease in cash provided by inventory and prepaid expense, an approximately $72.5 million increase in cash provided by accounts payable and accrued expenses, an approximately $30.4 million decrease in income taxes refundable/payable and an approximately $37.6 million increase in cash provided by other primarily from an increase in hedging activities.  Cash used in investing activities was $294.5 million for the first three months ended April 2, 2022, compared to $64.3 million for the first three months ended April 3, 2021, an increase in cash used in investing activities of $230.2 million, primarily due to capital contributions to the DGD Joint Venture and acquisitions.  Net cash provided in financing activities was $180.9 million for the first three months ended April 2, 2022, compared to net cash used in financing activities of $81.0 million for the first three months ended April 3, 2021, an increase in net cash provided in financing activities of $261.9 million, primarily due to an increase in debt borrowings in the first three months ended April 2, 2022 compared to the first three months ended April 3, 2021.

Capital expenditures of $71.6 million were made during the first three months of fiscal 2022, compared to $60.8 million in the first three months of fiscal 2021.  The Company expects to incur additional capital expenditures of approximately $268 million for the remainder of fiscal 2022 including compliance and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $6.1 million and $5.5 million during the first three months ended April 2, 2022 and April 3, 2021, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2022, the Company has accrued approximately $11.5 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at April 2, 2022.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.3 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.6 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first three months ended April 2, 2022 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first three months ended April 2, 2022 of approximately $0.7 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the current COVID-19 outbreak and the Russia-Ukraine war, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and two have certified as endangered or yellow zone as defined by the PPA. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of April 2, 2022, the Company has an aggregate accrued liability of approximately $3.8 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant located adjacent to Valero's refinery in Norco, Louisiana (the “DGD Norco Facility”). The DGD Norco Facility reached mechanical completion and began the production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD Norco Facility that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. The expansion of the DGD Norco Facility was completed and became operational in October 2021, at a total cost, including naphtha production and improved logistics capability, of approximately $1.1 billion, which was substantially funded by DGD Joint Venture cash flow. Additionally, in January 2021, we and our DGD Joint Venture partner approved the construction of a new facility to be located next to Valero’s Port Arthur Refinery in Port Arthur, Texas, capable of producing 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD Norco Facility. Construction is underway, and the new plant is anticipated to commence operations in the fourth quarter of 2022, with the total cost of the expansion project estimated to be approximately $1.45 billion. Once operational, the new plant is expected to increase the DGD Joint Venture’s total renewable diesel production capacity to approximately 1.2 billion gallons per year. Based on forecasted margins as of the date of this report, the remaining capital expenditures at the Port Arthur expansion project are expected to be primarily funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fund the remaining project costs, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2023, unless extended by agreement of the parties. During the fourth quarter of fiscal 2021, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company for the three months ended April 2, 2022 of approximately $0.2 million. As of April 2, 2022, $25.0 million was owed to Darling Green under the DGD Loan Agreement.

On March 30, 2021, the DGD Joint Venture entered into a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures March 30, 2024 and is non-recourse to the joint venture partners. As of April 2, 2022, the DGD Joint Venture has borrowings outstanding of $165.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Norco Facility, the Company contributed a total of approximately $111.7 million for initial completion of the DGD Norco Facility including the Company's portion of cost overruns and working capital funding. In fiscal year 2021, each joint partner contributed a total of approximately $189.0 million and in the three months ended April 2, 2022, each joint venture partner made additional capital contributions of approximately $164.75 million to the DGD Joint Venture. As of April 2, 2022, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1,528.7 million included on the consolidated balance sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2021, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Norco Facility as feedstock for renewable diesel. In 2021, DGD was Darling’s largest finished product customer in terms of net sales, with Darling recording sales of approximately $521.7 million to DGD or 11% of total net sales.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the current COVID-19 outbreak and the Russia-Ukraine war and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2022 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, other than the Company's previously announced acquisition of FASA Group for approximately R$2.8 billion Brazilian Real in cash ($560.0 million USD at the exchange rate in effect on the signing date), subject to post closing adjustments and a contingent payment based on future earnings growth, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biofuel projects; investments in response to governmental regulations relating to climate change, human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2024, unless further extended or shortened by the Board of Directors. During the first three months of fiscal 2022, the Company has repurchased approximately $17.2 million of its common stock in the open market. As of April 2, 2022, the Company had approximately $482.8 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $252.6 million of commodity products consisting of approximately $104.5 million of finished products, approximately $126.2 million of natural gas and diesel fuel and approximately $21.9 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at April 2, 2022.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2022 and through fiscal 2024, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at April 2, 2022 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,849
Standby letters of credit (ancillary facility)	27,400
Foreign bank guarantees	11,805
Total other commercial commitments:	$43,054

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on March 1, 2022.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 22, “New Accounting Pronouncements,” to the consolidated financial statements for a description of new accounting pronouncements.

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), severe acute respiratory syndrome (“SARS”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the current COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and issues relating to the ongoing expansion project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance therefore not subject to fair value derivative accounting. At April 2, 2022, the Company had corn option contracts, soybean meal forward contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2021, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2022. As of April 2, 2022 and January 1, 2022 the aggregate fair value of these corn option contracts was approximately $10.2 million and $2.8 million, respectively. These amounts are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2021 and fiscal 2022, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2023. As of April 2, 2022 and January 1, 2022, the aggregate fair value of these foreign exchange contracts was approximately $41.1 million and $0.6 million, respectively. As of April 2, 2022, approximately $27.0 million is included in other current assets and approximately $14.1 million is included in noncurrent assets and as of January 1, 2022, approximately $2.8 million is included in other current assets and approximately $2.2 million is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2021 and fiscal 2022, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the third quarter of fiscal 2022. As of April 2, 2022 and January 1, 2022, the aggregate fair value of the soybean meal contracts was $0.1 million and $0.1 million, respectively. The amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of April 2, 2022, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	60,371	Euro	10,520	5.31 - 5.80	$12,857
Brazilian real	3,074,644	U.S. dollar	737,900	3.35 - 6.63	737,900
Euro	34,817	U.S. dollar	39,265	1.10 - 1.17	39,265
Euro	25,215	Polish zloty	120,000	4.67 - 4.81	27,858
Euro	5,653	Japanese yen	752,890	128.46 - 136.52	6,245
Euro	29,996	Chinese renminbi	212,151	7.02 - 7.69	33,139
Euro	14,759	Australian dollar	22,400	1.47 - 1.52	16,306
Euro	3,412	British pound	2,860	0.84 - 0.85	3,769
Euro	36	Canadian dollar	50	1.38	40
Polish zloty	431	U.S. dollar	100	4.31	100
Polish zloty	34,710	Euro	7,338	4.72 - 4.73	8,260
British pound	229	Euro	273	0.84	300
Japanese yen	331,807	U.S. dollar	2,792	112.99 - 124.59	2,792
U.S. dollar	275	Japanese yen	34,000	123.68	275
U.S. dollar	236,171	Euro	215,000	1.10	236,171
Australian dollar	1,243	Euro	786	1.58 - 1.59	934
Canadian dollar	13,107	U.S. dollar	10,500	1.25	10,500
					$1,136,711

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $2.4 million and are included in other current assets and accrued expenses at April 2, 2022.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at April 2, 2022. These contracts have an aggregate fair value of approximately $3.6 million and are included in other current assets and accrued expenses at April 2, 2022.

As of April 2, 2022, the Company had forward purchase agreements in place for purchases of approximately $126.2 million of natural gas and diesel fuel and approximately $21.9 million of other commitments during the next five years. As of April 2, 2022, the Company had forward purchase agreements in place for purchases of approximately $104.5 million of finished product during the next five years.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2022

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 (Contingencies) on pages 19 through 20 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years ending August 13, 2024 of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's common stock depending on market conditions. During the first quarter of fiscal 2022, the Company repurchased approximately $17.2 million, including commissions, worth of its common stock in the open market. As of April 2, 2022, the Company had approximately $482.8 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

The following table is a summary of equity securities purchased by the Company during the first quarter of fiscal 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
January 2022:
January 2, 2022 through January 29, 2022	474,243		64.69	184,672	$488,847,862
February 2022:
January 30, 2022 through February 26, 2022	7,200		64.92	—	488,847,862
March 2022:
February 27, 2022 through April 2, 2022	456,670		76.68	86,291	482,816,622
Total	938,113	(3)	72.03	270,963	$482,816,622

(1)    All shares purchased during the first quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock, restricted stock units, performance units and exercised options and the strike price on exercised options).
(2)    The average price paid per share is calculated on a trade date basis and excludes commissions.
(3)    Includes 667,150 shares withheld for taxes on restricted stock, restricted stock units, performance units and options.
(4)    Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced, to repurchase up to an aggregate of $500.0 million of the Company's common stock over the period ending August 13, 2024, unless extended or shortened by the Board of Directors.

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 2, 2022 and January 1, 2022; (ii) Consolidated Statements of Operations for the three months ended April 2, 2022 and April 3, 2021; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended April 2, 2022 and April 3, 2021; (iv) Consolidated Statements of Stockholders' Equity for the three months ended April 2, 2022 and April 3, 2021; (v) Consolidated Statements of Cash Flows for the three months ended April 2, 2022 and April 3, 2021; (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 10, 2022	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)