Form 10-Q
period 2022-07-02
DARLING INGREDIENTS INC.
filed 2022-08-09
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 2, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 160,371,671 shares of common stock, $0.01 par value, outstanding at August 4, 2022.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 2, 2022

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 2, 2022 and January 1, 2022
(in thousands, except share data)

	July 2, 2022	January 1, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$146,730	$68,906
Restricted cash	110	166
Accounts receivable, less allowance for bad debts of $9,096 at July 2, 2022 and $8,196 at January 1, 2022	574,727	469,092
Inventories	578,402	457,465
Prepaid expenses	77,065	53,711
Income taxes refundable	27,330	1,075
Other current assets	57,462	38,599
Total current assets	1,461,826	1,089,014
Property, plant and equipment, less accumulated depreciation of $1,918,544 at July 2, 2022 and $1,855,420 at January 1, 2022	2,237,199	1,840,080
Intangible assets, less accumulated amortization of $576,793 at July 2, 2022 and $560,470 at January 1, 2022	760,079	397,801
Goodwill	1,555,814	1,219,116
Investment in unconsolidated subsidiaries	1,736,242	1,349,247
Operating lease right-of-use assets	177,328	155,464
Other assets	81,886	66,795
Deferred income taxes	16,312	16,211
	$8,026,686	$6,133,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,695	$24,407
Accounts payable, principally trade	414,584	307,118
Income taxes payable	28,452	32,310
Current operating lease liabilities	45,498	38,168
Accrued expenses	398,598	350,681
Total current liabilities	919,827	752,684
Long-term debt, net of current portion	2,881,134	1,438,974
Long-term operating lease liabilities	133,663	120,314
Other non-current liabilities	128,399	111,029
Deferred income taxes	397,140	362,942
Total liabilities	4,460,163	2,785,943
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 173,493,055 and 171,734,603 shares issued at July 2, 2022 and January 1, 2022, respectively	1,735	1,717
Additional paid-in capital	1,646,468	1,627,816
Treasury stock, at cost; 12,632,144 and 10,942,599 shares at July 2, 2022 and January 1, 2022, respectively	(491,717)	(374,721)
Accumulated other comprehensive loss	(400,907)	(321,690)
Retained earnings	2,737,887	2,347,838
Total Darling's stockholders’ equity	3,493,466	3,280,960
Noncontrolling interests	73,057	66,825
Total stockholders' equity	3,566,523	3,347,785
	$8,026,686	$6,133,728
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended July 2, 2022 and July 3, 2021
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$1,650,188	$1,198,669	$3,016,522	$2,245,385
Costs and expenses:
Cost of sales and operating expenses	1,231,507	878,073	2,252,084	1,650,857
Gain on sale of assets	(1,055)	(228)	(1,444)	(292)
Selling, general and administrative expenses	107,776	99,132	209,808	196,530
Restructuring and asset impairment charges	8,557	—	8,557	778
Acquisition and integration costs	5,358	—	9,131	—
Depreciation and amortization	93,113	79,222	172,359	157,756
Total costs and expenses	1,445,256	1,056,199	2,650,495	2,005,629
Equity in net income of Diamond Green Diesel	73,680	125,788	145,484	228,013
Operating income	278,612	268,258	511,511	467,769

Other expense:
Interest expense	(24,008)	(15,268)	(39,611)	(31,696)
Foreign currency loss	(4,412)	(684)	(5,512)	(1,094)
Other expense, net	(302)	(1,198)	(1,044)	(2,357)
Total other expense	(28,722)	(17,150)	(46,167)	(35,147)

Equity in net income of other unconsolidated subsidiaries	2,272	1,940	3,632	2,552
Income before income taxes	252,162	253,048	468,976	435,174

Income tax expense	47,333	54,979	73,416	83,687

Net income	204,829	198,069	395,560	351,487

Net income attributable to noncontrolling interests	(2,833)	(1,487)	(5,511)	(3,139)

Net income attributable to Darling	$201,996	$196,582	$390,049	$348,348

Basic income per share	$1.25	$1.21	$2.41	$2.14
Diluted income per share	$1.23	$1.17	$2.37	$2.08

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months ended July 2, 2022 and July 3, 2021
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$204,829	$198,069	$395,560	$351,487
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(93,855)	22,384	(90,473)	(15,838)
Pension adjustments	428	792	857	1,584
Soybean meal derivative adjustments	(14)	(17)	(254)	(274)
Corn option derivative adjustments	5,941	(356)	885	(1,156)
Heating oil derivative adjustments	18,535	(2,308)	1,773	1,156
Foreign exchange derivative adjustments	(20,719)	6,951	8,716	145
Total other comprehensive income/(loss), net of tax	(89,684)	27,446	(78,496)	(14,383)
Total comprehensive income	$115,145	$225,515	$317,064	$337,104
Comprehensive income attributable to noncontrolling interests	2,687	1,891	6,232	5,077
Comprehensive income attributable to Darling	$112,458	$223,624	$310,832	$332,027

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended July 2, 2022 and July 3, 2021
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 1, 2022	160,792,004	$1,717	$1,627,816	$(374,721)	$(321,690)	$2,347,838	$3,280,960	$66,825	$3,347,785
Net income	—	—	—	—	—	188,053	188,053	2,678	190,731
Pension liability adjustments, net of tax	—	—	—	—	429	—	429	—	429
Heating oil derivative adjustments, net of tax	—	—	—	—	(16,762)	—	(16,762)	—	(16,762)
Corn option derivative adjustments, net of tax	—	—	—	—	(5,056)	—	(5,056)	—	(5,056)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(240)	—	(240)	—	(240)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	29,435	—	29,435	—	29,435
Foreign currency translation adjustments	—	—	—	—	2,515	—	2,515	867	3,382
Issuance of non-vested stock	5,000	—	18	—	—	—	18	—	18
Stock-based compensation	—	—	6,305	—	—	—	6,305	—	6,305
Treasury stock	(938,113)	—	—	(64,185)	—	—	(64,185)	—	(64,185)
Issuance of common stock	1,644,866	17	3,791	—	—	—	3,808	—	3,808
Balances at April 2, 2022	161,503,757	$1,734	$1,637,930	$(438,906)	$(311,369)	$2,535,891	$3,425,280	$70,370	$3,495,650
Net income	—	—	—	—	—	201,996	201,996	2,833	204,829
Pension liability adjustments, net of tax	—	—	—	—	428	—	428	—	428
Heating oil derivative adjustments, net of tax	—	—	—	—	18,535	—	18,535	—	18,535
Corn option derivative adjustments, net of tax	—	—	—	—	5,941	—	5,941	—	5,941
Soybean meal derivative adjustments, net of tax	—	—	—	—	(14)	—	(14)	—	(14)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(20,719)	—	(20,719)	—	(20,719)
Foreign currency translation adjustments	—	—	—	—	(93,709)	—	(93,709)	(146)	(93,855)
Issuance of non-vested stock	—	—	30	—	—	—	30	—	30
Stock-based compensation	—	—	7,016	—	—	—	7,016	—	7,016
Treasury stock	(751,432)	—	—	(52,811)	—	—	(52,811)	—	(52,811)
Issuance of common stock	108,586	1	1,492	—	—	—	1,493	—	1,493
Balances at July 2, 2022	160,860,911	$1,735	$1,646,468	$(491,717)	$(400,907)	$2,737,887	$3,493,466	$73,057	$3,566,523

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended July 2, 2022 and July 3, 2021
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

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 2, 2022 and July 3, 2021
(in thousands)
(unaudited)

	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net Income	$395,560	$351,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,359	157,756
Gain on sale of assets	(1,444)	(292)
Asset impairment	8,557	138
Deferred taxes	35,674	49,572
Decrease in long-term pension liability	(547)	(622)
Stock-based compensation expense	13,369	14,011
Write-off deferred loan costs	—	598
Deferred loan cost amortization	2,207	2,047
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(149,116)	(230,565)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	1,631	2,497
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(47,046)	(34,911)
Income taxes refundable/payable	(28,834)	9,116
Inventories and prepaid expenses	(95,199)	(39,992)
Accounts payable and accrued expenses	72,351	2,770
Other	(18,487)	14,327
Net cash provided by operating activities	361,035	297,937
Cash flows from investing activities:
Capital expenditures	(151,478)	(126,094)
Acquisitions, net of cash acquired	(1,235,537)	(2,059)
Investment in Diamond Green Diesel	(239,750)	—
Investment in other unconsolidated subsidiaries	—	(4,449)
Gross proceeds from disposal of property, plant and equipment and other assets	2,161	3,064
Payments related to routes and other intangibles	(179)	(347)
Net cash used in investing activities	(1,624,783)	(129,885)
Cash flows from financing activities:
Proceeds from long-term debt	1,663,612	20,679
Payments on long-term debt	(23,600)	(73,393)
Borrowings from revolving credit facility	777,902	207,000
Payments on revolving credit facility	(937,921)	(220,000)
Net cash overdraft financing	12	16,487
Deferred loan costs	(10,707)	—
Issuance of common stock	—	50
Repurchase of common stock	(65,887)	(75,663)
Minimum withholding taxes paid on stock awards	(45,836)	(43,853)
Distributions to noncontrolling interests	—	(2,164)
Net cash provided/(used) in financing activities	1,357,575	(170,857)
Effect of exchange rate changes on cash	(16,059)	(997)
Net increase/(decrease) in cash, cash equivalents and restricted cash	77,768	(3,802)
Cash, cash equivalents and restricted cash at beginning of period	69,072	81,720
Cash, cash equivalents and restricted cash at end of period	$146,840	$77,918

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
July 2, 2022
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and six month periods ended July 2, 2022 and July 3, 2021, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2022.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of July 2, 2022, and include the 13 and 26 weeks ended July 2, 2022, and the 13 and 26 weeks ended July 3, 2021.

(c)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended July 2, 2022 and July 3, 2021, the Company sold approximately $145.0 million and $106.3 million of its trade receivables and incurred approximately $0.7 million and $0.2 million in fees, which are recorded as interest expense, respectively. For the six months ended July 2, 2022 and July 3, 2021, the Company sold approximately $271.3 million and $213.2 million of its trade receivables and incurred approximately $1.1 million and $0.5 million in fees, which are recorded as interest expense, respectively.

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

As a result of the continuing global COVID-19 pandemic, and related government-imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, as well as the Russia-Ukraine war, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the six months ended July 2, 2022, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the COVID-19 pandemic or the Russia-Ukraine war.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		July 2, 2022			July 3, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$201,996	161,632	$1.25	$196,582	163,023	$1.21
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,781			5,402
Less: Pro forma treasury shares		(668)			(828)
Diluted:
Net income attributable to Darling	$201,996	164,745	$1.23	$196,582	167,597	$1.17

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		July 2, 2022			July 3, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$390,049	161,514	$2.41	$348,348	162,974	$2.14
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,879			5,567
Less: Pro forma treasury shares		(720)			(868)
Diluted:
Net income attributable to Darling	$390,049	164,673	$2.37	$348,348	167,673	$2.08

For the three months ended July 2, 2022 and July 3, 2021, respectively, no outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended July 2, 2022 and July 3, 2021, respectively, 249,564 and 259,281 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended July 2, 2022 and July 3, 2021, respectively, no outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the six months ended July 2, 2022 and July 3, 2021, respectively, 248,051 and 234,527 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

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

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	June 30, 2022	December 31, 2021
Assets:
Total current assets	$1,065,686	$686,294
Property, plant and equipment, net	3,131,430	2,710,747
Other assets	52,324	51,514
Total assets	$4,249,440	$3,448,555
Liabilities and members' equity:
Total current portion of long term debt	$165,439	$165,092
Total other current liabilities	333,651	295,860
Total long term debt	336,743	344,309
Total other long term liabilities	17,148	17,531
Total members' equity	3,396,459	2,625,763
Total liabilities and members' equity	$4,249,440	$3,448,555

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Operating revenues	$1,455,886	$571,859	$2,436,578	$1,003,492
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	1,274,665	307,857	2,082,237	523,091
Depreciation, amortization and accretion expense	31,317	11,995	57,809	23,682
Total costs and expenses	1,305,982	319,852	2,140,046	546,773
Operating income	149,904	252,007	296,532	456,719
Other income	722	353	711	411
Interest and debt expense, net	(3,266)	(784)	(6,275)	(1,104)
Net income	$147,360	$251,576	$290,968	$456,026

As of July 2, 2022, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1,702.2 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $73.7 million and $125.8 million for the three months ended July 2, 2022 and July 3, 2021, respectively. The Company has recorded equity in net income from the DGD Joint Venture of approximately $145.5 million and $228.0 million for the six months ended July 2, 2022 and July 3, 2021, respectively. In December 2019, the blender tax credits were extended for calendar years 2020, 2021 and 2022. For the three months ended June 30, 2022 and June 30, 2021, the DGD Joint Venture recorded approximately $198.4 million and $83.9 million of blenders tax credits, respectively. For the six months ended June 30, 2022 and June 30, 2021, the DGD Joint Venture recorded approximately $354.2 million and $162.9 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the six months ended July 2, 2022 and July 3, 2021, respectively, the Company made $239.75 million and no capital contributions to the DGD Joint Venture. In the six months ended July 2, 2022 and July 3, 2021, the Company did not receive any dividend distributions from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

On May 2, 2022, the Company acquired all of the shares of Valley Proteins, pursuant to a stock purchase agreement dated December 28, 2021 (the “Valley Acquisition”). The Valley Acquisition includes a network of 18 major rendering plants and used cooking oil facilities throughout the southern, southeast and mid-Atlantic regions of the U.S. The Company initially paid approximately $1.177 billion in cash for the Valley Acquisition, which is subject to various post-closing adjustments in accordance with the stock purchase agreement. The purchase price was financed by borrowing all of the Company's delayed draw term A-1 facility of $400.0 million and delayed draw term A-2 facility of $500.0 million, with the remainder coming through revolver borrowings under the Company's Amended Credit Agreement.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in the Valley Acquisition as of May 2, 2022 (unaudited) (in thousands):

Accounts receivable	$68,558
Inventories	58,246
Other current assets	13,825
Property, plant and equipment	409,405
Identifiable intangible assets	389,200
Goodwill	349,262
Operating lease right-of-use assets	16,380
Other assets	14,164
Accounts payable	(47,497)
Current portion of long-term debt	(2,043)
Current operating lease liabilities	(4,779)
Accrued expenses	(62,046)
Long-term debt, net of current portion	(5,995)
Long-term operating lease liabilities	(11,601)
Other noncurrent liabilities	(19,436)
Purchase price, net of cash acquired	$1,165,643

The $349.3 million of goodwill from the Valley Acquisition, arising from synergies expected to strengthen the Company's base business and expand its ability to provide additional carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment and is expected to be deductible for tax purposes. The identifiable intangible assets include $292.1 million in routes and $97.1 million in permits with a weighted average life of approximately 15 years. The Company is still assessing the provisional amounts recorded for assets acquired and liabilities assumed including possible future purchase price adjustments related to working capital and tax benefit, thus the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented in the above table with a corresponding adjustment to goodwill.

The amount of revenue and income from the Valley Acquisition included in the Company's consolidated statement of operations for the three and six months ended July 2, 2022 were $164.3 million and $0.5 million, respectively. In addition, the Company incurred acquisition costs related to the Valley Acquisition for the three and six months ended July 2, 2022 of approximately $3.3 million and $4.9 million, respectively.

As a result of the Valley Acquisition, effective May 2, 2022, the Company began including the operations of the Valley Acquisition into the Company's consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Valley Acquisition had occurred on January 3, 2021 for the periods presented (unaudited) (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$1,722,803	$1,394,771	$3,306,982	$2,637,589
Net income	195,533	185,723	358,377	326,795
The Company notes that pro forma results of operations for the acquisitions discussed below have not been presented because the effect of each acquisition individually or in the aggregate is not deemed material to revenues, total assets and net income of the Company for any period presented.

On February 25, 2022, a wholly-owned international subsidiary of the Company acquired all of the shares of Group Op de Beeck, a Belgium digester, organic and industrial waste processing company, that is now included in our Fuel Ingredients segment, for an initially estimated purchase price of approximately $91.7 million, plus or minus various closing adjustments in accordance with the stock purchase agreement. Initially, the Company paid approximately $71.3 million in cash consideration. In the second quarter of fiscal 2022, the Company paid an additional $4.2 million for purchase price adjustments related to working capital and estimated future construction costs for a total purchase price of approximately $75.5 million. The Company recorded assets and liabilities consisting of property, plant and equipment of approximately $28.1 million, intangible assets of approximately $27.2 million, goodwill of approximately $29.6 million and other net liabilities of approximately $(9.4) million including working capital and net debt. The Company is still assessing the provisional amounts recorded for assets acquired and liabilities assumed including possible future purchase price adjustments, thus the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented with a corresponding adjustment to goodwill The Company does not expect material changes to these pending amounts. The identifiable intangibles have a weighted average life of 15 years.

Additionally, the Company completed other immaterial acquisitions in the first six months of fiscal 2022.

The Company incurred acquisition costs of approximately $5.4 million and $9.1 million for the three and six months ended July 2, 2022, respectively related to the above disclosed acquisitions, including the Valley Acquisition, and other announced and potential future acquisitions that have yet to close.

(5)    Inventories

A summary of inventories follows (in thousands):

	July 2, 2022	January 1, 2022
Finished product	$346,054	$272,995
Work in process	82,204	81,158
Raw material	52,587	48,186
Supplies and other	97,557	55,126
	$578,402	$457,465

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	July 2, 2022	January 1, 2022
Indefinite Lived Intangible Assets:
Trade names	$51,085	$53,133
	51,085	53,133
Finite Lived Intangible Assets:
Routes	632,804	337,399
Permits	561,930	475,520
Non-compete agreements	695	645
Trade names	65,675	65,675
Royalty, consulting, land use rights and leasehold	24,683	25,899
	1,285,787	905,138
Accumulated Amortization:
Routes	(170,914)	(169,984)
Permits	(348,158)	(336,020)
Non-compete agreements	(500)	(441)
Trade names	(49,297)	(46,028)
Royalty, consulting, land use rights and leasehold	(7,924)	(7,997)
	(576,793)	(560,470)
Total Intangible assets, less accumulated amortization	$760,079	$397,801

Gross intangible assets changed due to acquisitions in the first six months of fiscal 2022 by approximately $417.3 million and the remaining change was from foreign currency translation, impairments and retirements. Amortization expense for the three months ended July 2, 2022 and July 3, 2021, was approximately $21.0 million and $17.0 million, respectively, and for the six months ended July 2, 2022 and July 3, 2021 was approximately $37.5 million and $34.0 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 1, 2022
Goodwill	$814,863	$332,866	$119,342	$1,267,071
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	798,949	332,405	87,762	1,219,116
Goodwill acquired during year	349,757	—	29,928	379,685
Foreign currency translation	(17,064)	(17,086)	(8,837)	(42,987)
Balance at July 2, 2022
Goodwill	1,147,556	315,780	140,433	1,603,769
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	$1,131,642	$315,319	$108,853	$1,555,814

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 2, 2022	January 1, 2022
Compensation and benefits	$106,163	$123,180
Accrued ad valorem and franchise taxes	17,674	20,140
Accrued operating expenses	100,627	81,200
Other accrued expense	174,134	126,161
	$398,598	$350,681

(9)    Debt

Debt consists of the following (in thousands):

	July 2, 2022	January 1, 2022
Amended Credit Agreement:
Revolving Credit Facility	$—	$160,000

Term A-1 facility	400,000	—
Less unamortized deferred loan costs	(809)	—
Carrying value Term A-1 facility	399,191	—

Term A-2 facility	500,000	—
Less unamortized deferred loan costs	(1,167)	—
Carrying value Term A-2 facility	498,833	—

Term Loan B	200,000	200,000
Less unamortized deferred loan costs	(1,618)	(1,928)
Carrying value Term Loan B	198,382	198,072

6% Senior Notes due 2030 with effective interest of 6.20%	750,000	—
Less unamortized deferred loan costs	(9,397)	—
Carrying value 6% Senior Notes due 2030	740,603	—

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(4,548)	(4,959)
Carrying value 5.25% Senior Notes due 2027	495,452	495,041

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	537,506	582,980
Less unamortized deferred loan costs - Denominated in euro	(4,142)	(5,031)
Carrying value 3.625% Senior Notes due 2026	533,364	577,949

Other Notes and Obligations	48,004	32,319
	2,913,829	1,463,381
Less Current Maturities	32,695	24,407
	$2,881,134	$1,438,974

As of July 2, 2022, the Company had outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. In addition, at July 2, 2022, the Company had finance lease obligations denominated in euros of approximately €4.2 million.

As of July 2, 2022, the Company had other notes and obligations of $48.0 million that consist of various overdraft facilities of approximately $0.1 million, a China working capital line of credit of approximately $13.7 million and other debt of approximately $34.2 million, including U.S. finance lease obligations of approximately $6.1 million.

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

The interest rate applicable to any borrowings under the revolving loan facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or

CDOR for Canadian dollar borrowings plus 1.25% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-1 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-2 facility will equal the adjusted term SOFR plus 1.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

As of July 2, 2022, the Company had (i) $400.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.50% per annum for a total of 3.1253% per annum, (ii) $500.0 million outstanding under the term A-2 facility at SOFR plus a margin of 1.25% per annum for a total of 2.8753% per annum and (iii) $200.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 3.12% per annum. As of July 2, 2022, the Company had revolving loan facility availability of $1,446.0 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $50.1 million and letters of credit issued of $3.9 million. The Company also had foreign bank guarantees of approximately $11.2 million and U.S. bank guarantees of approximately $10.9 million that are not part of the Company's Amended Credit Agreement at July 2, 2022. The Company capitalized approximately $1.2 million of deferred loan costs as of July 2, 2022 in connection with the Eighth Amendment.

6% Senior Notes due 2030. On June 9, 2022, Darling issued and sold $750.0 million aggregate principal amount of 6% Senior Notes due 2030 (the “6% Notes”). The 6% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 9, 2022 (the “6% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Truist Bank, as trustee. The gross proceeds from the offering, together with cash on hand, were used to repay the Company's outstanding revolver borrowings and for general corporate purposes, including to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering.

The 6% Notes will mature on June 15, 2030. Darling will pay interest on the 6% Notes on June 15 and December 15 of each year, commencing on December 15, 2022. Interest on the 6% Notes accrues from June 9, 2022 at a rate of 6% per annum and is payable in cash. The 6% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities (collectively, the “6% Guarantors”). The 6% Notes and the guarantees thereof are senior unsecured obligations of Darling and the 6% Guarantors and rank equally in right of payment to all of Darling's and the 6% Guarantors' existing and future senior unsecured indebtedness. The 6% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to grant liens to secure indebtedness and merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets. The Company capitalized approximately $9.5 million of deferred loan costs as of July 2, 2022 in connection with the 6% Notes.

Other than for extraordinary events such as change of control and defined assets sales, Darling is not required to make mandatory redemption or sinking fund payments on the 6% Notes. The 6% Notes are redeemable, in whole or in part, at any time on or after June 15, 2025 at the redemption prices specified in the 6% Indenture. Darling may redeem the 6% Notes in whole, but not in part, at any time prior to June 15, 2025, at a redemption price equal to 100% of the principal amount of the 6% Notes redeemed, plus accrued and unpaid interest to the redemption date and an Applicable Premium as specified in the 6% Indenture and all additional amounts (if any) then due or which will become due on the redemption date as a result of the redemption or otherwise (subject to the rights of holders on the relevant record dates to receive interest due on the relevant interest payment date and additional amounts (if any) in respect thereof).

As of July 2, 2022, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(10)    Income Taxes

The Company has provided income taxes for the three and six month periods ended July 2, 2022 and July 3, 2021, based on its estimate of the effective tax rate for the entire 2022 and 2021 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of July 2, 2022 and July 3, 2021, the Company had $12.1 million and $6.5 million, respectively of gross unrecognized tax benefits and $1.2 million and $0.7 million, respectively of related accrued interest and penalties. The Company's gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

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

(11)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and six months ended July 2, 2022 and July 3, 2021 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Defined benefit pension plans
Amortization of prior service (cost)/benefit	6	6	(2)	(2)	4	4
Amortization of actuarial loss	570	1,053	(146)	(265)	424	788
Total defined benefit pension plans	576	1,059	(148)	(267)	428	792
Soybean meal option derivatives
Reclassified to earnings	124	32	(31)	(8)	93	24
Activity recognized in other comprehensive income/(loss)	(144)	(55)	37	14	(107)	(41)
Total soybean meal option derivatives	(20)	(23)	6	6	(14)	(17)
Corn option derivatives
Reclassified to earnings	7,238	6,743	(1,839)	(1,712)	5,399	5,031
Activity recognized in other comprehensive income/(loss)	726	(7,220)	(184)	1,833	542	(5,387)
Total corn option derivatives	7,964	(477)	(2,023)	121	5,941	(356)
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	24,847	(3,094)	(6,312)	786	18,535	(2,308)
Total heating oil derivatives	24,847	(3,094)	(6,312)	786	18,535	(2,308)
Foreign exchange derivatives
Reclassified to earnings	(6,280)	(838)	2,055	394	(4,225)	(444)
Activity recognized in other comprehensive income/(loss)	(25,091)	11,372	8,597	(3,977)	(16,494)	7,395
Total foreign exchange derivatives	(31,371)	10,534	10,652	(3,583)	(20,719)	6,951

Foreign currency translation	(95,562)	22,560	1,707	(176)	(93,855)	22,384

Other comprehensive income/(loss)	$(93,566)	$30,559	$3,882	$(3,113)	$(89,684)	$27,446

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$11	$11	$(3)	$(3)	$8	$8
Amortization of actuarial loss	1,140	2,105	(291)	(529)	849	1,576
Total defined benefit pension plans	1,151	2,116	(294)	(532)	857	1,584
Soybean meal option derivatives
Reclassified to earnings	(317)	(248)	81	63	(236)	(185)
Activity recognized in other comprehensive income/(loss)	(24)	(119)	6	30	(18)	(89)
Total soybean meal option derivatives	(341)	(367)	87	93	(254)	(274)
Corn option derivatives
Reclassified to earnings	11,345	10,663	(2,882)	(2,708)	8,463	7,955
Activity recognized in other comprehensive income/(loss)	(10,159)	(12,213)	2,581	3,102	(7,578)	(9,111)
Total corn option derivatives	1,186	(1,550)	(301)	394	885	(1,156)
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	2,377	1,550	(604)	(394)	1,773	1,156
Total heating oil derivatives	2,377	1,550	(604)	(394)	1,773	1,156
Foreign exchange derivatives
Reclassified to earnings	(7,351)	(614)	2,415	319	(4,936)	(295)
Activity recognized in other comprehensive income/(loss)	20,331	915	(6,679)	(475)	13,652	440
Total foreign exchange derivatives	12,980	301	(4,264)	(156)	8,716	145

Foreign currency translation	(92,901)	(17,177)	2,428	1,339	(90,473)	(15,838)

Other comprehensive income/(loss)	$(75,548)	$(15,127)	$(2,948)	$744	$(78,496)	$(14,383)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three and six months ended July 2, 2022 and July 3, 2021 as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	Statement of Operations Classification
Derivative instruments
Soybean meal derivatives	$(124)	$(32)	$317	$248	Net sales
Foreign exchange contracts	6,280	838	7,351	614	Net sales
Corn option derivatives	(7,238)	(6,743)	(11,345)	(10,663)	Cost of sales and operating expenses
	(1,082)	(5,937)	(3,677)	(9,801)	Total before tax
	(185)	1,326	386	2,326	Income taxes
	(1,267)	(4,611)	(3,291)	(7,475)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(6)	$(6)	$(11)	$(11)	(a)
Amortization of actuarial loss	(570)	(1,053)	(1,140)	(2,105)	(a)
	(576)	(1,059)	(1,151)	(2,116)	Total before tax
	148	267	294	532	Income taxes
	(428)	(792)	(857)	(1,584)	Net of tax
Total reclassifications	$(1,695)	$(5,403)	$(4,148)	$(9,059)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 13 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of July 2, 2022 as follows (in thousands):

	Six Months Ended July 2, 2022
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss January 1, 2022, attributable to Darling, net of tax	$(289,586)	$(6,456)	$(25,648)	$(321,690)
Other comprehensive loss before reclassifications	(90,473)	7,829	—	(82,644)
Amounts reclassified from accumulated other comprehensive loss	—	3,291	857	4,148
Net current-period other comprehensive income/(loss)	(90,473)	11,120	857	(78,496)
Noncontrolling interest	721	—	—	721
Accumulated Other Comprehensive loss July 2, 2022, attributable to Darling, net of tax	$(380,780)	$4,664	$(24,791)	$(400,907)

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

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. During the first six months of fiscal 2022, $65.9 million of common stock was repurchased under the repurchase program. As of July 2, 2022, the Company had approximately $434.1 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

(13)    Employee Benefit Plans

Net pension cost for the three and six months months ended July 2, 2022 and July 3, 2021 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost	$798	$796	$1,626	$1,581
Interest cost	1,312	1,209	2,632	2,413
Expected return on plan assets	(2,156)	(2,328)	(4,321)	(4,649)
Amortization of prior service cost	6	6	11	11
Amortization of actuarial loss	570	1,053	1,140	2,105
Net pension cost	$530	$736	$1,088	$1,461

Based on actuarial estimates at July 2, 2022, the Company expects to contribute approximately $3.7 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended July 2, 2022 and July 3, 2021 of approximately $1.5 million and $1.8 million, respectively.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and one plan has certified as endangered as defined by the Pension Protection Act of 2006.

The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of July 2, 2022, the Company has an aggregate accrued liability of approximately $3.9 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(14)    Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices, energy costs and the risk of changes in interest rates and foreign currency exchange rates.

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

At July 2, 2022, the Company had corn option contracts, soybean meal forward contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Cash Flow Hedges

In fiscal 2021, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2022. At July 2, 2022 and January 1, 2022, the aggregate fair value of these corn option contracts was approximately $2.4 million and $2.8 million, respectively. These amounts are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2021 and fiscal 2022, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2023. At July 2, 2022 and January 1, 2022, the aggregate fair value of these foreign exchange contracts was approximately $10.5 million and $0.6 million, respectively. These amounts are included in other current assets, noncurrent assets, accrued expense and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2021 and fiscal 2022, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2022. At July 2, 2022 and January 1, 2022, the aggregate fair value of the soybean meal contracts was $0.1 million and $0.1 million, respectively. These amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of July 2, 2022, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	2,599	Euro	468
Brazilian real	3,121,236	U.S. dollar	746,850
Euro	38,298	U.S. dollar	41,403
Euro	26,873	Polish zloty	126,000
Euro	5,363	Japanese yen	750,820
Euro	15,349	Chinese renminbi	109,671
Euro	15,059	Australian dollar	22,350
Euro	3,274	British pound	2,826
Euro	37	Canadian dollar	50
Euro	500,000	Brazilian real	2,500,000
Polish zloty	2,495	U.S. dollar	559
Polish zloty	40,387	Euro	8,544
British pound	263	Euro	305
Japanese yen	216,550	U.S. dollar	1,665
U.S. dollar	482	Japanese yen	65,000
U.S. dollar	252,729	Euro	240,000
Australian dollar	1,495	Euro	986
Australian dollar	190	U.S. dollar	132

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at July 2, 2022 into earnings over the next 12 months will be approximately $6.1 million. As of July 2, 2022, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and six months ended July 2, 2022 and July 3, 2021 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Foreign exchange	Foreign currency loss	$35,025	$2,581	$42,492	$7,970
Foreign exchange	Net sales	732	(157)	890	572
Foreign exchange	Cost of sales and operating expenses	(503)	18	(758)	(426)
Foreign exchange	Selling, general and administrative expenses	3,937	(3,262)	(2,587)	(731)
Corn options and futures	Net sales	850	(2,479)	(1,286)	(3,477)
Corn options and futures	Cost of sales and operating expenses	(2,384)	4,085	3,169	5,554
Total		$37,657	$786	$41,920	$9,462

At July 2, 2022, the Company had forward purchase agreements in place for purchases of approximately $185.0 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(15)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of July 2, 2022 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at July 2, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$22,257	$—	$22,257	$—
Total Assets	$22,257	$—	$22,257	$—

Liabilities:
Derivative instruments	$12,136	$—	$12,136	$—
6% Senior notes	747,150	—	747,150	—
5.25% Senior notes	484,900	—	484,900	—
3.625% Senior notes	494,505	—	494,505	—
Term loan A-1	394,000	—	394,000	—
Term loan A-2	485,000	—	485,000	—
Term loan B	199,000	—	199,000	—
Total Liabilities	$2,816,691	$—	$2,816,691	$—

		Fair Value Measurements at January 1, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$5,031	$—	$5,031	$—
Total Assets	$5,031	$—	$5,031	$—

Liabilities:
Derivative instruments	$7,173	$—	$7,173	$—
5.25% Senior notes	515,600	—	515,600	—
3.625% Senior notes	591,200	—	591,200	—
Term loan B	200,000	—	200,000	—
Revolver debt	158,400	—	158,400	—
Total Liabilities	$1,472,373	$—	$1,472,373	$—

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

The fair value of the senior notes, term loan A-1, term loan A-2, term loan B and revolver debt is based on market quotation from third-party banks.

(16)    Restructuring and Asset Impairment Charges

In the second quarter of fiscal 2022, the Company lost a large raw material customer at a plant location in Canada that resulted in an asset impairment charge to the Company's intangible assets of approximately $8.6 million. The Company has recorded this in the restructuring and asset impairment charges line on the consolidated statement of operations.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At July 2, 2022 and January 1, 2022, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $107.5 million and $78.4 million, respectively.  The Company has insurance recovery receivables of approximately $45.9 million and $31.8 million as of July 2, 2022 and January 1, 2022, respectively, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile stretch of the Passaic River (the “Lower Passaic River”) which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the Lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter made no demand on the Company and laid out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The Company asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”). Subsequently, the EPA conducted a settlement analysis using a third-party allocator and offered early cash out settlements to those PRPs for whom the third-party allocator determined did not discharge any of the COCs. The Company participated in this allocation process, and in November 2019, received a cash out settlement offer from the

EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the Lower Passaic River area. The Company accepted this settlement offer, and the settlement became effective on April 16, 2021 following the completion of the EPA's administrative approval process. In September 2021, the EPA relaeased a ROD selecting an interim remedy for the upper nine miles of the Lower Passaic River at an expected additional cost of $441 million On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Lower Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Lower Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Lower Passaic River. Furthermore, the Company's settlement with the EPA described above could preclude certain of the claims alleged by OCC against the Company. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

State of Maryland Department of the Environment (MDE), et al. v. Valley Proteins, Inc., Circuit Court, Dorchester County (Civil Action No. C-09-CV-22-000022). The Company acquired Valley Proteins on May 2, 2022. On February 2, 2022, the MDE filed suit against Valley Proteins seeking injunctive relief, remediation and penalties for various alleged air and waste regulation and permitting violations at Valley Proteins' animal by-product processing facility in Linkwood, Maryland. Since the completion of the Valley Proteins acquisition, the Company has been working with MDE to resolve this matter, the resolution of which may result in the payment of a civil penalty of $300,000 or more. The Company is also working to resolve the claims of three non-governmental organizations that intervened in this matter. Even though we expect this matter will have no material effect on our financial position, results of operations or liquidity, we are reporting this proceeding to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $300,000 or more.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 2, 2022
Net Sales	$1,170,347	$369,181	$110,660	$—	$1,650,188
Cost of sales and operating expenses	864,306	280,964	86,237	—	1,231,507
Gross Margin	306,041	88,217	24,423	—	418,681

Gain on sale of assets	(964)	(73)	(18)	—	(1,055)
Selling, general and administrative expenses	64,863	22,855	4,277	15,781	107,776
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	5,358	5,358
Depreciation and amortization	68,938	14,449	6,936	2,790	93,113
Equity in net income of Diamond Green Diesel	—	—	73,680	—	73,680
Segment operating income/(loss)	164,647	50,986	86,908	(23,929)	278,612

Equity in net income of other unconsolidated subsidiaries	2,272	—	—	—	2,272
Segment income/(loss)	166,919	50,986	86,908	(23,929)	280,884

Total other expense					(28,722)
Income before income taxes					$252,162

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 3, 2021
Net Sales	$771,932	$317,031	$109,706	$—	$1,198,669
Cost of sales and operating expenses	556,424	238,539	83,110	—	878,073
Gross Margin	215,508	78,492	26,596	—	320,596

Gain on sale of assets	(122)	(48)	(58)	—	(228)
Selling, general and administrative expenses	54,977	25,542	4,474	14,139	99,132
Depreciation and amortization	53,971	15,850	6,698	2,703	79,222
Equity in net income of Diamond Green Diesel	—	—	125,788	—	125,788
Segment operating income/(loss)	106,682	37,148	141,270	(16,842)	268,258

Equity in net income of other unconsolidated subsidiaries	1,940	—	—	—	1,940
Segment income/(loss)	108,622	37,148	141,270	(16,842)	270,198

Total other expense					(17,150)
Income before income taxes					$253,048

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 2, 2022
Net Sales	$2,049,785	$723,995	$242,742	$—	$3,016,522
Cost of sales and operating expenses	1,509,829	551,276	190,979	—	2,252,084
Gross Margin	539,956	172,719	51,763	—	764,438

Gain on sale of assets	(1,305)	(82)	(57)	—	(1,444)
Selling, general and administrative expenses	121,072	49,699	8,197	30,840	209,808
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	9,131	9,131
Depreciation and amortization	123,288	29,899	13,610	5,562	172,359
Equity in net income of Diamond Green Diesel	—	—	145,484	—	145,484
Segment operating income/(loss)	288,344	93,203	175,497	(45,533)	511,511

Equity in net income of other unconsolidated subsidiaries	3,632	—	—	—	3,632
Segment income/(loss)	291,976	93,203	175,497	(45,533)	515,143

Total other expense					(46,167)
Income before income taxes					$468,976

Segment assets at July 2, 2022	$4,036,660	$1,189,677	$2,144,238	$656,111	$8,026,686

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 3, 2021
Net Sales	$1,423,376	$615,096	$206,913	$—	$2,245,385
Cost of sales and operating expenses	1,031,005	464,952	154,900	—	1,650,857
Gross Margin	392,371	150,144	52,013	—	594,528

Loss/(gain) on sale of assets	(261)	7	(38)	—	(292)
Selling, general and administrative expenses	107,597	50,733	9,341	28,859	196,530
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	108,580	30,733	12,853	5,590	157,756
Equity in net income of Diamond Green Diesel	—	—	228,013	—	228,013
Segment operating income/(loss)	176,455	68,671	257,092	(34,449)	467,769

Equity in net income of other unconsolidated subsidiaries	2,552	—	—	—	2,552
Segment income/(loss)	179,007	68,671	257,092	(34,449)	470,321

Total other expense					(35,147)
Income before income taxes					$435,174

Segment assets at January 1, 2022	$2,714,528	$1,205,217	$1,658,892	$555,091	$6,133,728

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended July 2, 2022 and July 3, 2021 (in thousands):

	Three Months Ended July 2, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,028,244	$91,381	$—	$1,119,625
Europe	132,247	186,865	110,660	429,772
China	6,932	64,326	—	71,258
South America	—	12,868	—	12,868
Other	2,924	13,741	—	16,665
Net sales	$1,170,347	$369,181	$110,660	$1,650,188

Major product types
Fats	$498,914	$53,178	$—	$552,092
Used cooking oil	152,737	—	—	152,737
Proteins	351,125	—	—	351,125
Bakery	89,593	—	—	89,593
Other rendering	64,123	—	—	64,123
Food ingredients	—	280,435	—	280,435
Bioenergy	—	—	110,660	110,660
Other	13,855	35,568	—	49,423
Net sales	$1,170,347	$369,181	$110,660	$1,650,188

	Six Months Ended July 2, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,784,082	$175,281	$—	$1,959,363
Europe	246,710	368,875	242,742	858,327
China	13,568	130,633	—	144,201
South America	—	21,364	—	21,364
Other	5,425	27,842	—	33,267
Net sales	$2,049,785	$723,995	$242,742	$3,016,522

Major product types
Fats	$867,308	$105,442	$—	$972,750
Used cooking oil	247,633	—	—	247,633
Proteins	621,312	—	—	621,312
Bakery	168,104	—	—	168,104
Other rendering	121,667	—	—	121,667
Food ingredients	—	550,951	—	550,951
Bioenergy	—	—	242,742	242,742
Biofuels	—	—	—	—
Other	23,761	67,602	—	91,363
Net sales	$2,049,785	$723,995	$242,742	$3,016,522

	Three Months Ended July 3, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$660,513	$79,165	$24	$739,702
Europe	104,397	165,654	109,682	379,733
China	3,746	52,092	—	55,838
South America	—	5,590	—	5,590
Other	3,276	14,530	—	17,806
Net sales	$771,932	$317,031	$109,706	$1,198,669

Major product types
Fats	$292,559	$41,111	$—	$333,670
Used cooking oil	86,437	—	—	86,437
Proteins	258,391	—	—	258,391
Bakery	79,202	—	—	79,202
Other rendering	45,452	—	—	45,452
Food ingredients	—	239,622	—	239,622
Bioenergy	—	—	109,682	109,682
Biofuels	—	—	24	24
Other	9,891	36,298	—	46,189
Net sales	$771,932	$317,031	$109,706	$1,198,669

	Six Months Ended July 3, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,209,528	$140,105	$3,374	$1,353,007
Europe	202,042	321,017	203,539	726,598
China	5,684	110,024	—	115,708
South America	—	16,044	—	16,044
Other	6,122	27,906	—	34,028
Net sales	$1,423,376	$615,096	$206,913	$2,245,385

Major product types
Fats	$521,565	$82,544	$—	$604,109
Used cooking oil	137,466	—	—	137,466
Proteins	513,898	—	—	513,898
Bakery	142,307	—	—	142,307
Other rendering	88,409	—	—	88,409
Food ingredients	—	469,164	—	469,164
Bioenergy	—	—	203,539	203,539
Biofuels	—	—	3,374	3,374
Other	19,731	63,388	—	83,119
Net sales	$1,423,376	$615,096	$206,913	$2,245,385

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2022 under these long-term supply contracts was approximately $73.4 million, with the remaining performance obligations to be recognized in future periods (generally 5 years) of approximately $1.17 billion.

(20)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended July 2, 2022 and July 3, 2021, the Company recorded sales to the DGD Joint Venture of approximately $295.7 million and $109.8 million, respectively. For the six months ended July 2, 2022 and July 3, 2021, the Company recorded sales to the DGD Joint Venture of approximately $510.1 million and $198.8 million, respectively. At July 2, 2022 and January 1, 2022, the Company has $37.7 million and $43.8 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $38.5 million and $9.8 million of additional sales for the six months ended July 2, 2022 and July 3, 2021, respectively to defer the Company's portion of profit of approximately $10.1 million and $2.4 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at July 2, 2022 and July 3, 2021, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2023, unless extended by agreement of the parties. During the fourth quarter of fiscal 2021, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company for the three and six months ended July 2, 2022 of approximately $0.2 million and $0.4 million, respectively. As of July 2, 2022, $25.0 million was owed to Darling Green under the DGD Loan Agreement. The note receivable amount is included in other current assets on the consolidated balance sheet.

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

(21)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Six Months Ended
	July 2, 2022	July 3, 2021
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(2,947)	$1,101
Cash paid during the period for:
Interest, net of capitalized interest	$33,791	$29,928
Income taxes, net of refunds	$72,377	$25,270
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$41,554	$44,218
Non-cash financing activities
Debt issued for assets	$1,005	$60

(22)    New Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.
(23)    Subsequent Events

Subsequent to July 2, 2022, the Company repurchased approximately $29.3 million, including commissions, of its common stock in the open market.

On July 29, 2022, the DGD Joint Venture repaid all $50.0 million outstanding under the DGD Loan Agreement including the Company's full $25.0 million commitment together with interest.

On August 1, 2022, the Company paid approximately R$2.9 billion Brazilian Real in cash (approximately $562.6 million USD at the exchange rate in effect on the closing date) for all the shares of the FASA Group, the largest independent rendering company in Brazil, subject to post closing adjustments and a contingent payment based on future earnings growth. The Company financed this transaction by borrowing approximately $515.0 million of revolver borrowings under the Company's Amended Credit Agreement with the remainder coming from cash on hand.

On August 5, 2022, the Company received a dividend distribution of approximately $90.5 million from the DGD Joint Venture.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements for the period ended July 2, 2022 included herein, (ii) the conversion of organic sludge and food waste into biogas in

Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

Results of Operations

Three Months Ended July 2, 2022 Compared to Three Months Ended July 3, 2021

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2022, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2022, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2021 are as follows:

	Avg. Price 2nd Quarter 2022	Avg. Price 2nd Quarter 2021	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 366.62/ton	$ 408.63/ton	$ (42.01)/ton	(10.3)%
Feed Grade PM (Mid-South)	$ 385.83/ton	$ 339.31/ton	$ 46.52/ton	13.7%
Pet Food PM (Mid-South)	$ 801.37/ton	$ 823.18/ton	$ (21.81)/ton	(2.6)%
Feather meal (Mid-South)	$ 571.58/ton	$ 465.50/ton	$ 106.08/ton	22.8%
BFT (Chicago)	$ 79.51/cwt	$ 56.60/cwt	$ 22.91/cwt	40.5%
YG (Illinois)	$ 60.11/cwt	$ 42.47/cwt	$ 17.64/cwt	41.5%
Corn (Illinois)	$ 8.20/bushel	$ 6.84/bushel	$ 1.36/bushel	19.9%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,662.00/MT	$ 1,168.00/MT	$ 494.00/MT	42.3%
Soy meal (CIF Rotterdam)	$ 550.00/MT	$ 473.00/MT	$ 77.00/MT	16.3%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2022, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2022.

	Avg. Price 2nd Quarter 2022	Avg. Price 1st Quarter 2022	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 366.62/ton	$ 317.22/ton	$ 49.40/ton	15.6%
Feed Grade PM (Mid-South)	$ 385.83/ton	$ 367.03/ton	$ 18.80/ton	5.1%
Pet Food PM (Mid-South)	$ 801.37/ton	$ 761.69/ton	$ 39.68/ton	5.2%
Feather meal (Mid-South)	$ 571.58/ton	$ 525.32/ton	$ 46.26/ton	8.8%
BFT (Chicago)	$ 79.51/cwt	$ 71.39/cwt	$ 8.12/cwt	11.4%
YG (Illinois)	$ 60.11/cwt	$ 53.91/cwt	$ 6.20/cwt	11.5%
Corn (Illinois)	$ 8.20/bushel	$ 6.90/bushel	$ 1.30/bushel	18.8%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,662.00/MT	$ 1,555.00/MT	$ 107.00/MT	6.9%
Soy meal (CIF Rotterdam)	$ 550.00/MT	$ 576.00/MT	$ (26.00)/MT	(4.5)%

Segment Results

Segment operating income for the three months ended July 2, 2022 was $278.6 million, which reflects an increase of $10.3 million or 3.8% as compared to the three months ended July 3, 2021.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 2, 2022
Net Sales	$1,170,347	$369,181	$110,660	$—	$1,650,188
Cost of sales and operating expenses	864,306	280,964	86,237	—	1,231,507
Gross Margin	306,041	88,217	24,423	—	418,681

Gross Margin %	26.1%	23.9%	22.1%	—%	25.4%

Gain on sale of assets	(964)	(73)	(18)	—	(1,055)
Selling, general and administrative expenses	64,863	22,855	4,277	15,781	107,776
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	5,358	5,358
Depreciation and amortization	68,938	14,449	6,936	2,790	93,113
Equity in net income of Diamond Green Diesel	—	—	73,680	—	73,680
Segment operating income/(loss)	164,647	50,986	86,908	(23,929)	278,612

Equity in net income of other unconsolidated subsidiaries	2,272	—	—	—	2,272
Segment income/(loss)	166,919	50,986	86,908	(23,929)	280,884

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 3, 2021
Net Sales	$771,932	$317,031	$109,706	$—	$1,198,669
Cost of sales and operating expenses	556,424	238,539	83,110	—	878,073
Gross Margin	215,508	78,492	26,596	—	320,596

Gross Margin %	27.9%	24.8%	24.2%	—%	26.7%

Gain on sale of assets	(122)	(48)	(58)	—	(228)
Selling, general and administrative expenses	54,977	25,542	4,474	14,139	99,132
Depreciation and amortization	53,971	15,850	6,698	2,703	79,222
Equity in net income of Diamond Green Diesel	—	—	125,788	—	125,788
Segment operating income/(loss)	106,682	37,148	141,270	(16,842)	268,258

Equity in net income of other unconsolidated subsidiaries	1,940	—	—	—	1,940
Segment income/(loss)	108,622	37,148	141,270	(16,842)	270,198

Feed Ingredients Segment

Raw material volume. In the three months ended July 2, 2022, the raw material processed by the Company's Feed Ingredients segment totaled approximately 2.70 million metric tons. Compared to the three months ended July 3, 2021, overall raw material volume processed in the Feed Ingredients segment increased approximately 23.3%. The increase was primarily due to the Valley Acquisition.

Sales. The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended July 3, 2021	$292.5	$258.4	$45.4	$596.3	$86.4	$79.3	$9.9	$771.9
Increase in sales volumes	52.1	60.9	—	113.0	11.7	2.6	—	127.3
Increase in finished product prices	161.7	45.5	—	207.2	55.2	7.8	—	270.2
Decrease due to currency exchange rates	(7.5)	(13.7)	(1.6)	(22.8)	(0.7)	—	—	(23.5)
Other change	—	—	20.4	20.4	—	—	4.0	24.4
Total change	206.3	92.7	18.8	317.8	66.2	10.4	4.0	398.4
Net sales three months ended July 2, 2022	$498.8	$351.1	$64.2	$914.1	$152.6	$89.7	$13.9	$1,170.3

Margins. In the Feed Ingredients segment for the three months ended July 2, 2022, the gross margin percentage decreased to 26.1% as compared to 27.9% for the comparable period of fiscal 2021. The decrease in margin is primarily due to lower overall margins from the Valley Acquisition and higher overall energy prices as compared to fiscal 2021.

Segment operating income. Feed Ingredients operating income for the three months ended July 2, 2022 was $164.6 million, an increase of $57.9 million or 54.3% as compared to the three months ended July 3, 2021. The increase is due to higher overall fat finished product prices and higher raw material volumes notwithstanding an asset impairment charge as compared to fiscal 2021.

Food Ingredients Segment

Raw material volume. In the three months ended July 2, 2022, the raw material processed by the Company's Food Ingredients segment totaled approximately 272,000 metric tons. Compared to the three months ended July 3, 2021, overall raw material volume processed in the Food Ingredients segment decreased approximately 0.7%.

Sales. Net sales increased in the Food Ingredients segment primarily due to higher sales prices and sales volumes in the collagen and edible fat sales markets.

Margins. In the Food Ingredients segment for the three months ended July 2, 2022, the gross margin percentage decreased to 23.9% as compared to 24.8% for the comparable period of fiscal 2021. The decrease in margin is primarily due to higher overall energy prices as compared to fiscal 2021.

Segment operating income. Food Ingredients operating income was $51.0 million for the three months ended July 2, 2022, an increase of $13.9 million or 37.5% as compared to the three months ended July 3, 2021. The increase is primarily due to higher sales prices and sales volumes in collagen markets that more than offset higher energy prices as compared to fiscal 2021.

Fuel Ingredients Segment

Raw material volume. In the three months ended July 2, 2022, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 351,000 metric tons. Compared to the three months ended July 3, 2021, overall raw material volume processed in the Fuel Ingredients segment increased approximately 11.4%. The increase was primarily due to the acquisition of Group Op de Beeck.

Sales. Net sales increased in the Fuel Ingredients segment primarily due to higher sales prices and volumes in Europe, which were offset by foreign currency losses.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended July 2, 2022, the gross margin percentage decreased to 22.1% as compared to 24.2% for the comparable period of fiscal 2021. The decrease is primarily due to higher raw material costs and higher energy prices as compared to fiscal 2021.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended July 2, 2022 was $86.9 million, a decrease of $54.4 million or (38.5)% as compared to the same period in fiscal 2021. The decrease is primarily attributed to higher raw material costs at DGD, lower values for LCFS credits and Renewable Identification Number (“RIN”) prices that more than offset higher blenders tax credits and higher fuel prices as compared to the same period in fiscal 2021.

Foreign Currency Exchange

    During the second quarter of fiscal 2022, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2021. Using actual results for the three months ended July 2, 2022 and using the prior year's average currency rate for the three months ended July 3, 2021, foreign currency translation would result in an increase in operating income of approximately $15.9 million. The average rate assumptions used in this calculation were the actual fiscal average rates for the three months ended July 2, 2022 of €1.00:$1.06 and C$1.00:$0.78 as compared to the average rates for the three months ended July 3, 2021 of €1.00:$1.21 and C$1.00:$0.81, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $15.8 million during the three months ended July 2, 2022, compared to approximately $14.1 million during the three months ended July 3, 2021, an increase of $1.7 million.  The increase is primarily due to higher costs for legal, corporate related benefits, information technology and travel that more than offset a decrease in other overall costs.

Acquisition and Integration costs. Acquisition and integration costs were approximately $5.4 million during the three months ended July 2, 2022 as compared to no costs for the same period in fiscal 2021. These include costs related to the Company's acquisition of Valley Proteins, Group Op de Beeck and the FASA Group as well as other potential future acquisitions.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $2.8 million during the three months ended July 2, 2022, as compared to approximately $2.7 million for the same period in fiscal 2021.

Interest Expense. Interest expense was $24.0 million during the three months ended July 2, 2022, compared to $15.3 million during the three months ended July 3, 2021, an increase of $8.7 million. The increase in interest expense is primarily due to an increase in debt outstanding including increased interest expense from the issuance of the 6% Senior

Notes due 2030, the borrowing of all amounts under the term A-1 and term A-2 facilities and higher borrowings under the revolving credit facility as compared to the same period in fiscal 2021.

Foreign Currency Loss.  Foreign currency losses were $4.4 million for the three months ended July 2, 2022 as compared to foreign currency losses of $0.7 million for the three months ended July 3, 2021. The increase in currency losses is due primarily to increased losses on derivatives offset by the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2021.

Other Expense, net. Other expense was $0.3 million in the three months ended July 2, 2022, compared to other expense of $1.2 million for the three months ended July 3, 2021. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense and an increase in interest income as compared to the same period in fiscal 2021.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $47.3 million for the three months ended July 2, 2022, compared to $55.0 million recorded in the three months ended July 3, 2021, a decrease of $7.7 million, which is primarily due to an increase in the amount of biofuel tax incentives during the three months ended July 2, 2022. The effective tax rate for the three months ended July 2, 2022 and July 3, 2021 is 18.8% and 21.7%, respectively. The effective tax rate for the three months ended July 2, 2022 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and discrete items, including excess tax benefits from stock-based compensation. The effective tax rate for the three months ended July 3, 2021 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, certain taxable income inclusion items in the U.S. based on foreign earnings and discrete items, including favorable settlements with tax authorities.. The Company's effective tax rate excluding biofuel tax incentives and discrete items is 26.6% for the three months ended July 2, 2022, compared to 27.7% for the three months ended July 3, 2021.

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

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at July 2, 2022.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Second Quarter 2022 As Compared to Second Quarter 2021

	Three Months Ended
(dollars in thousands)	July 2, 2022	July 3, 2021
Net income attributable to Darling	$201,996	$196,582
Depreciation and amortization	93,113	79,222
Interest expense	24,008	15,268
Income tax expense	47,333	54,979
Restructuring and asset impairment charges	8,557	—
Acquisition and integration costs	5,358	—
Foreign currency loss	4,412	684
Other expense, net	302	1,198
Equity in net income of Diamond Green Diesel	(73,680)	(125,788)
Equity in net income of other unconsolidated subsidiaries	(2,272)	(1,940)
Net income attributable to non-controlling interests	2,833	1,487
Darling's Adjusted EBITDA	$311,960	$221,692

Foreign currency exchange impact (1)	15,928	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$327,888	$221,692

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$90,611	$132,001

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$402,571	$353,693

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended July 2, 2022 of €1.00:$1.06 and C$1.00:$0.78 as compared to the average rate for the three months ended July 3, 2021 of €1.00:$1.21 and C$1.00:$0.81, respectively.

Six Months Ended July 2, 2022 Compared to Six Months Ended July 3, 2021

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first six months of fiscal 2022, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2022, compared to average Jacobsen and Reuters prices for the first six months of fiscal 2021 are as follows:

	Avg. Price First Six Months 2022	Avg. Price First Six Months 2021	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 341.92/ton	$ 397.80/ton	$ (55.88)/ton	(14.0)%
Feed Grade PM (Mid-South)	$ 376.43/ton	$ 348.55/ton	$ 27.88/ton	8.0%
Pet Food PM (Mid-South)	$ 781.53/ton	$ 834.13/ton	$ (52.60)/ton	(6.3)%
Feather meal (Mid-South)	$ 548.45/ton	$ 502.26/ton	$ 46.19/ton	9.2%
BFT (Chicago)	$ 75.45/cwt	$ 51.51/cwt	$ 23.94/cwt	46.5%
YG (Illinois)	$ 57.01/cwt	$ 38.46/cwt	$ 18.55/cwt	48.2%
Corn (Illinois)	$ 7.55/bushel	$ 6.20/bushel	$ 1.35/bushel	21.8%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,608.00/MT	$ 1,126.00/MT	$ 482.00/MT	42.8%
Soy meal (CIF Rotterdam)	$ 563.00/MT	$ 504.00/MT	$ 59.00/MT	11.7%

Segment Results

Segment operating income for the six months ended July 2, 2022 was $511.5 million, which reflects an increase of $43.7 million or 9.3% as compared to the six months ended July 3, 2021.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 2, 2022
Net Sales	$2,049,785	$723,995	$242,742	$—	$3,016,522
Cost of sales and operating expenses	1,509,829	551,276	190,979	—	2,252,084
Gross Margin	539,956	172,719	51,763	—	764,438

Gross Margin %	26.3%	23.9%	21.3%	—%	25.3%

Gain on sale of assets	(1,305)	(82)	(57)	—	(1,444)
Selling, general and administrative expenses	121,072	49,699	8,197	30,840	209,808
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	9,131	9,131
Depreciation and amortization	123,288	29,899	13,610	5,562	172,359
Equity in net income of Diamond Green Diesel	—	—	145,484	—	145,484
Segment operating income/(loss)	288,344	93,203	175,497	(45,533)	511,511

Equity in net income of other unconsolidated subsidiaries	3,632	—	—	—	3,632
Segment income/(loss)	291,976	93,203	175,497	(45,533)	515,143

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 3, 2021
Net Sales	$1,423,376	$615,096	$206,913	$—	$2,245,385
Cost of sales and operating expenses	1,031,005	464,952	154,900	—	1,650,857
Gross Margin	392,371	150,144	52,013	—	594,528

Gross Margin %	27.6%	24.4%	25.1%	—%	26.5%

Loss/(gain) on sale of assets	(261)	7	(38)	—	(292)
Selling, general and administrative expenses	107,597	50,733	9,341	28,859	196,530
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	108,580	30,733	12,853	5,590	157,756
Equity in net income of Diamond Green Diesel	—	—	228,013	—	228,013
Segment operating income/(loss)	176,455	68,671	257,092	(34,449)	467,769

Equity in net income of other unconsolidated subsidiaries	2,552	—	—	—	2,552
Segment income/(loss)	179,007	68,671	257,092	(34,449)	470,321

Feed Ingredients Segment

Raw material volume. In the six months ended July 2, 2022, the raw material processed by the Company's Feed Ingredients segment totaled approximately 5.0 million metric tons. Compared to the six months ended July 3, 2021, overall raw material volume processed in the Feed Ingredients segment increased approximately 12.9%. The increase is primarily due to the Valley Acquisition.

Sales. The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales six months ended July 3, 2021	521.6	513.9	88.4	$1,123.9	137.5	142.3	19.7	$1,423.4
Increase in sales volumes	55.8	65.0	—	120.8	16.1	5.5	—	142.4
Increase in finished product prices	300.6	62.6	—	363.2	94.7	20.3	—	478.2
Decrease due to currency exchange rates	(10.7)	(20.2)	(2.0)	(32.9)	(0.7)	—	—	(33.6)
Other change	—	—	35.3	35.3	—	—	4.1	39.4
Total change	345.7	107.4	33.3	486.4	110.1	25.8	4.1	626.4
Net sales six months ended July 2, 2022	$867.3	$621.3	$121.7	$1,610.3	$247.6	$168.1	$23.8	$2,049.8

Margins. In the Feed Ingredients segment for the six months ended July 2, 2022, the gross margin percentage decreased to 26.3% as compared to 27.6% for the comparable period of fiscal 2021. The decrease in margin is primarily due to lower overall margins from the Valley Acquisition and higher overall energy prices as compared to fiscal 2021.

Segment operating income. Feed Ingredients operating income for the six months ended July 2, 2022 was $288.3 million, an increase of $111.8 million or 63.3% as compared to the six months ended July 3, 2021. The increase is due to higher overall fat finished product prices and higher raw material volumes notwithstanding an asset impairment charge as compared to fiscal 2021.

Food Ingredients Segment

Raw material volume. In the six months ended July 2, 2022, the raw material processed by the Company's Food Ingredients segment totaled approximately 550,000 metric tons. Compared to the six months ended July 3, 2021, overall raw material volume processed in the Food Ingredients segment increased approximately 0.4%.

Sales. Net sales increased in the Food Ingredients segment primarily due to higher sales prices and sales volumes in the collagen and edible fat sales markets.

Margins. In the Food Ingredients segment for the six months ended July 2, 2022, the gross margin percentage decreased to 23.9% as compared to 24.4% for the comparable period of fiscal 2021. The decrease in margin is primarily due to higher overall energy prices as compared to fiscal 2021.

Segment operating income. Food Ingredients operating income was $93.2 million for the six months ended July 2, 2022, an increase of $24.5 million or 35.7% as compared to the six months ended July 3, 2021. The increase is primarily due to higher sales prices and sales volumes in collagen markets that more than offset higher energy prices as compared to fiscal 2021.

Fuel Ingredients Segment

Raw material volume. In the six months ended July 2, 2022, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 692,000 metric tons. Compared to the six months ended July 3, 2021, overall raw material volume processed in the Fuel Ingredients segment increased approximately 7.8%. The increase is primarily due to the acquisition of Group Op de Beeck.

Sales. Net sales increased in the Fuel Ingredients segment primarily due to higher sales prices and volumes in Europe, which were offset by foreign currency losses.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the six months ended July 2, 2022, the gross margin percentage decreased to 21.3% as compared to 25.1% for the comparable period of fiscal 2021. The decrease is primarily due to higher raw material costs and higher energy prices as compared to fiscal 2021.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the six months ended July 2, 2022 was $175.5 million, a decrease of $81.6 million or (31.7)% as compared to the same period in fiscal 2021. The decrease is primarily attributed to higher raw material costs at DGD, a catalyst turnaround at DGD during the first quarter of fiscal 2022 and also due to lower values for LCFS credits that more than offset higher blenders tax credits and higher fuel and RIN prices as compared to the same period in fiscal 2021.

Foreign Currency Exchange

    During the first six months of fiscal 2022, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2021. Using actual results for the six months ended July 2, 2022 and using the prior year's average currency rate for the six months ended July 3, 2021, foreign currency translation would result in an increase in operating income of approximately $23.2 million. The average rate assumptions used in this calculation were the actual fiscal average rates for the six months ended July 2, 2022 of €1.00:$1.09 and C$1.00:$0.79 as compared to the average rates for the six months ended July 3, 2021 of €1.00:$1.20 and C$1.00:$0.80, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $30.8 million during the six months ended July 2, 2022, compared to approximately $28.9 million during the six months ended July 3, 2021, an increase of $1.9 million.  The increase is primarily due to higher costs for information technology, legal, and travel that more than offset a decrease in corporate related benefits.

Acquisition and Integration costs. Acquisition and integration costs were approximately $9.1 million during the six months ended July 2, 2022 as compared to no costs for the same period in fiscal 2021. These include costs related to the Company's acquisition of Valley Proteins, Group Op de Beeck and the FASA Group as well as other potential future acquisitions.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $5.6 million during both the six months ended July 2, 2022 and July 3, 2021.

Interest Expense. Interest expense was $39.6 million during the six months ended July 2, 2022, compared to $31.7 million during the six months ended July 3, 2021, an increase of $7.9 million. The increase in interest expense is primarily due to an increase in debt outstanding including increased interest expense from the issuance of the 6% Senior Notes due

2030, the borrowing of all amounts under the term A-1 and term A-2 facilities and higher borrowings under the revolving credit facility as compared to the same period in fiscal 2021.

Foreign Currency Loss.  Foreign currency losses were $5.5 million for the six months ended July 2, 2022 as compared to foreign currency losses of $1.1 million for the six months ended July 3, 2021. The increase in currency losses is due primarily to increased losses on derivatives offset by the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2021.

Other Expense, net. Other expense was $1.0 million in the six months ended July 2, 2022, compared to other expense of $2.4 million for the six months ended July 3, 2021. The decrease in other expense was primarily due to a decrease in the non-service component of pension expense and an increase in interest income as compared to the same period in fiscal 2021.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $73.4 million for the six months ended July 2, 2022, compared to $83.7 million recorded in the six months ended July 3, 2021, a decrease of $10.3 million, which is primarily due to an increase in the amount of biofuel tax incentives and discrete tax benefits from stock-based compensation recognized during the six months ended July 2, 2022. The effective tax rate for the six months ended July 2, 2022 and July 3, 2021 is 15.7% and 19.2%, respectively. The effective tax rate for the six months ended July 2, 2022 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and discrete items, including excess tax benefits from stock-based compensation. The effective tax rate for the first six months of fiscal 2021 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, certain taxable income inclusion items in the U.S. based on foreign earnings, and discrete items, including excess tax benefits from stock-based compensation and favorable settlements with tax authorities. The Company's effective tax rate excluding biofuel tax incentives and discrete items is 26.2% for the six months ended July 2, 2022, compared to 27.2% for the six months ended July 3, 2021.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended July 2, 2022 Compared to the Three Months Ended July 3, 2021 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Six Months of Fiscal 2022 As Compared to First Six Months of Fiscal 2021

	Six Months Ended
(dollars in thousands)	July 2, 2022	July 3, 2021
Net income attributable to Darling	$390,049	$348,348
Depreciation and amortization	172,359	157,756
Interest expense	39,611	31,696
Income tax expense	73,416	83,687
Restructuring and asset impairment charges	8,557	778
Acquisition and integration costs	9,131	—
Foreign currency loss	5,512	1,094
Other expense, net	1,044	2,357
Equity in net income of Diamond Green Diesel	(145,484)	(228,013)
Equity in net income of other unconsolidated subsidiaries	(3,632)	(2,552)
Net income attributable to non-controlling interests	5,511	3,139
Darling's Adjusted EBITDA	$556,074	$398,290

Foreign currency exchange impact (1)	23,155	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$579,229	$398,290

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$177,171	$240,201

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$733,245	$638,491

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the six months ended July 2, 2022 of €1.00:$1.09 and C$1.00:$0.79 as compared to the average rate for the six months ended July 3, 2021 of €1.00:$1.20 and C$1.00:$0.80, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at July 2, 2022. On July 2, 2022, debt outstanding under the Company's Amended Credit Agreement, the Company's 6% Notes, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$750,000
Less unamortized deferred loan costs	(9,397)
Carrying value of 6% Notes due 2030	$740,603

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(4,548)
Carrying value of 5.25% Notes due 2027	$495,452

3.625 % Notes due 2026 - Denominated in euros	$537,506
Less unamortized deferred loan costs	(4,142)
Carrying value of 3.625% Notes due 2026	$533,364

Amended Credit Agreement:
Term A-1 facility	$400,000
Less unamortized deferred loan costs	(809)
Carrying value of Term A-1 facility	$399,191

Term A-2 facility	$500,000
Less unamortized deferred loan costs	(1,167)
Carrying value of Term A-2 facility	$498,833

Term Loan B	$200,000
Less unamortized deferred loan costs	(1,618)
Carrying value of Term Loan B	$198,382

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	50,134
Borrowings outstanding	—
Letters of credit issued	3,858
Availability	$1,446,008

Other Debt	$48,004

During the first six months of fiscal 2022, the U.S. dollar strengthened as compared to the euro at January 1, 2022. Using the euro based debt outstanding at July 2, 2022 and comparing the closing balance sheet rate at July 2, 2022 to the balance sheet rate at January 1, 2022, the U.S. dollar debt balances of euro based debt decreased by approximately $45.5 million at July 2, 2022. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at July 2, 2022 of €1.00:$1.0437 as compared to the closing balance sheet rate at January 1, 2022 of €1.00:$1.13200.

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

•As of July 2, 2022, the Company had availability of $1,446.0 million under the revolving credit facility, taking into account that the Company had no outstanding borrowings, $50.1 million in ancillary facilities and letters of credit issued of $3.9 million.

•As of July 2, 2022, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has made no repayments. Amounts borrowed under the term A-1 facility that are repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of July 2, 2022, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has made no repayments. Amounts borrowed under the term A-2 facility that are repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of July 2, 2022, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid $325.0 million, which when repaid, cannot be reborrowed. As a result of early payments made by the Company under the term loan B facility only one final installment of the relevant term loan B facility then outstanding is due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•The interest rate applicable to any borrowings under the revolving loan facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.25% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-1 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-2 facility will equal the adjusted term SOFR plus 1.25% per annum subject to certain step-ups and step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

6% Senior Notes due 2030. On June 9, 2022, Darling issued and sold $750.0 million aggregate principal amount of 6% Senior Notes due 2030 (the “6% Notes”). The 6% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 9, 2022 (the “6% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Truist Bank, as trustee. The 6% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities.

5.25 % Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The 5.25% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities.

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

Other debt consists of European overdraft ancillary facilities and finance lease obligations, note arrangements in Brazil, China and European notes that are not part of the Company's Amended Credit Agreement, 6% Notes, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s July 2, 2022 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

On August 1, 2022, the Company paid approximately R$2.9 billion Brazilian Real in cash (approximately $562.6 million USD at the exchange rate in effect on the closing date) for all the shares of the FASA Group, the largest independent rendering company in Brazil, subject to post closing adjustments and a contingent payment based on future earnings growth. The Company financed this transaction by borrowing approximately $515.0 million of revolver borrowings under the Company's Amended Credit Agreement with the remainder coming from cash on hand.

As a result of the Company's borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022 as filed with the SEC on March 1, 2022.

As of July 2, 2022, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On July 2, 2022, the Company had working capital of $542.0 million and its working capital ratio was 1.59 to 1 compared to working capital of $336.3 million and a working capital ratio of 1.45 to 1 on January 1, 2022.  As of July 2,

2022, the Company had unrestricted cash of $146.7 million and funds available under the revolving credit facility of $1,446.0 million, compared to unrestricted cash of $68.9 million and funds available under the revolving credit facility of $1,285.9 million at January 1, 2022. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $361.0 million for the first six months ended July 2, 2022, as compared to net cash provided by operating activities of $297.9 million for the first six months ended July 3, 2021, an increase of $63.1 million due primarily to an increase in net income and the effect from equity in net income of the DGD Joint Venture. Additionally, changes in operating assets and liabilities impacted cash provided by operating activities, which includes an approximately $12.1 million decrease in cash provided by accounts receivable, an approximately $55.2 million decrease in cash provided by inventory and prepaid expense, an approximately $69.6 million increase in cash provided by accounts payable and accrued expenses, an approximately $37.9 million decrease in income taxes refundable/payable and an approximately $32.8 million decrease in cash provided by other primarily from an increase in hedging activities.  Cash used in investing activities was $1,624.8 million for the first six months ended July 2, 2022, compared to $129.9 million for the first six months ended July 3, 2021, an increase in cash used in investing activities of $1,494.9 million, primarily due to acquisitions and capital contributions to the DGD Joint Venture.  Net cash provided in financing activities was $1,357.6 million for the first six months ended July 2, 2022, compared to net cash used in financing activities of $170.9 million for the first six months ended July 3, 2021, an increase in net cash provided in financing activities of $1,528.5 million, primarily due to an increase in debt borrowings in the first six months ended July 2, 2022 compared to the first six months ended July 3, 2021.

Capital expenditures of $151.5 million were made during the first six months of fiscal 2022, compared to $126.1 million in the first six months of fiscal 2021. The Company expects to incur additional capital expenditures of approximately $231 million for the remainder of fiscal 2022 including compliance and expansion projects and spending related to acquired companies. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $16.9 million and $13.9 million during the first six months ended July 2, 2022 and July 3, 2021, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first six months of fiscal 2022, the Company has accrued approximately $18.8 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at July 2, 2022.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.3 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended July 2, 2022 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended July 2, 2022 of approximately $1.4 million.

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

Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and one has certified as endangered or yellow zone as defined by the PPA. The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of July 2, 2022, the Company has an aggregate accrued liability of approximately $3.9 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2023, unless extended by agreement of the parties. During the fourth quarter of fiscal 2021, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company for the six months ended July 2, 2022 of approximately $0.4 million. As of July 2, 2022, $25.0 million was owed to Darling Green under the DGD Loan Agreement. Subsequent to July 2, 2022, the DGD Joint Venture repaid all $50.0 million outstanding under the DGD Loan Agreement including the Company's full $25.0 million commitment together with interest.

On March 30, 2021, the DGD Joint Venture entered into a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures March 30, 2024 and is non-recourse to the joint venture partners. As of July 2, 2022, the DGD Joint Venture has borrowings outstanding of $100.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Norco Facility, the Company contributed a total of approximately $111.7 million for initial completion of the DGD Norco Facility including the Company's portion of cost overruns and working capital funding. In fiscal year 2021, each joint partner contributed a total of approximately $189.0 million and in the six months ended July 2, 2022, each joint venture partner made additional capital contributions of approximately $239.75 million to the DGD Joint Venture. As of July 2, 2022, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1,702.2 million included on the consolidated balance sheet. On August 5, 2022, each joint venture partner received a dividend distribution of approximately $90.5 million from the DGD Joint Venture.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the current COVID-19 outbreak and the Russia-Ukraine war and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2022 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biofuel projects; investments in response to governmental regulations relating to climate change, human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2024, unless further extended or shortened by the Board of Directors. During the first six months of fiscal 2022, the Company has repurchased approximately $65.9 million of its common stock in the open market. As of July 2, 2022, the Company had approximately $434.1 million remaining in its share repurchase program. Subsequent to July 2, 2022, the Company repurchased approximately $29.3 million, including commissions of its common stock in the open market.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $322.0 million of commodity products consisting of approximately $118.2 million of finished products, approximately $185.0 million of natural gas and diesel fuel and approximately $18.8 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at July 2, 2022.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of derivative accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2022 and through fiscal 2026, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company's Amended Credit Agreement at July 2, 2022 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,858
Standby letters of credit (ancillary facility)	27,400
Foreign and domestic bank guarantees	22,004
Total other commercial commitments:	$53,262

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on March 1, 2022.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting when the activities acquired have been determined to be a business. The consideration transferred in a business combination is measured at fair value, which is determined as the sum of the acquisition-date fair values of the assets transferred, liabilities incurred by the Company and any equity interests issued by the Company. The consideration transferred is allocated to the tangible and intangible assets acquired and liabilities assumed at their estimated fair value on the acquisition date. The excess of fair value is recorded as goodwill. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. Acquisition costs are expensed as incurred.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates. Depending on the acquisition size, the Company determines the fair values using the assistance of a valuation expert who assists the Company primarily using the cost, market and income approaches and using estimates of future revenue and cash flows, discount rates and the selection of comparable companies. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of the acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statement of operations.
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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance therefore not subject to fair value derivative accounting. At July 2, 2022, the Company had corn option contracts, soybean meal forward contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2021, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the fourth quarter of fiscal 2022. As of July 2, 2022 and January 1, 2022 the aggregate fair value of these corn option contracts was approximately $2.4 million and $2.8 million, respectively. These amounts are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2021 and fiscal 2022, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2023. As of July 2, 2022 and January 1, 2022, the aggregate fair value of these foreign exchange contracts was approximately $10.5 million and $0.6 million, respectively. As of July 2, 2022, approximately $10.9 million is included in other current assets, approximately $3.1 million is included in noncurrent assets, approximately $1.9 million is included in accrued expenses and approximately $1.6 million is in noncurrent liabilities, with an offset recorded in accumulated other comprehensive loss. As of January 1, 2022, approximately $2.8 million is included in other current assets and approximately $2.2 million is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2021 and fiscal 2022, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2022. As of July 2, 2022 and January 1, 2022, the aggregate fair value of the soybean meal contracts was $0.1 million and $0.1 million, respectively. The amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of July 2, 2022, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	2,599	Euro	468	5.55	$490
Brazilian real	3,121,236	U.S. dollar	746,850	3.35-6.63	746,850
Euro	38,298	U.S. dollar	41,403	1.06 - 1.17	41,403
Euro	26,873	Polish zloty	126,000	4.61 - 4.73	28,047
Euro	5,363	Japanese yen	750,820	129.66 - 143.73	5,598
Euro	15,349	Chinese renminbi	109,671	7.07 - 7.69	16,019
Euro	15,059	Australian dollar	22,350	1.48 - 1.52	15,717
Euro	3,274	British pound	2,826	0.86	3,417
Euro	37	Canadian dollar	50	1.37	38
Euro	500,000	Brazilian real	2,500,000	5.00	521,850
Polish zloty	2,495	U.S. dollar	559	4.46	559
Polish zloty	40,387	Euro	8,544	4.70 - 4.73	8,935
British pound	263	Euro	305	0.86	316
Japanese yen	216,550	U.S. dollar	1,665	114.67 - 134.79	1,665
U.S. dollar	482	Japanese yen	65,000	134.88	482
U.S. dollar	252,729	Euro	240,000	1.05	252,729
Australian dollar	1,495	Euro	986	1.50 - 1.59	1,014
Australian dollar	190	U.S. dollar	132	0.69	132
					$1,645,261

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $0.3 million and are included in other current assets and accrued expenses at July 2, 2022.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at July 2, 2022. These contracts have an aggregate fair value of approximately $1.9 million and are included in other current assets and accrued expenses at July 2, 2022.

As of July 2, 2022, the Company had forward purchase agreements in place for purchases of approximately $185.0 million of natural gas and diesel fuel and approximately $18.8 million of other commitments during the next five years. As of July 2, 2022, the Company had forward purchase agreements in place for purchases of approximately $118.2 million of finished product during the next five years.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 2, 2022

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 (Contingencies) on pages 24 through 25 of this Form 10-Q and is incorporated herein by reference.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years ending August 13, 2024 of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's common stock depending on market conditions. During the first six months of fiscal 2022, the Company repurchased approximately $65.9 million, including commissions, worth of its common stock in the open market. As of July 2, 2022, the Company had approximately $434.1 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

The following table is a summary of equity securities purchased by the Company during the second quarter of fiscal 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
April 2022:
April 3, 2022 through April 30, 2022	5,392		79.57	—	$482,816,622
May 2022:
May 1, 2022 through May 28, 2022	32,277		77.87	—	482,816,622
June 2022:
May 29, 2022 through July 2, 2022	728,569		79.08	700,174	434,132,893
Total	766,238	(3)	78.72	700,174	$434,132,893

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
(3)    Includes 66,064 shares withheld for the exercise of options and taxes on restricted stock, restricted stock units, performance units and options. The 700,174 shares were repurchased at an average of $69.53 per share.
(4)    Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced, to repurchase up to an aggregate of $500.0 million of the Company's common stock over the period ending August 13, 2024, unless extended or shortened by the Board of Directors.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

4.1
Senior Notes Indenture, dated as of June 9, 2022, by and among the Company, as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 9, 2022 and incorporated herein by reference).

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of July 2, 2022 and January 1, 2022; (ii) Consolidated Statements of Operations for the three and six months ended July 2, 2022 and July 3, 2021; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended July 2, 2022 and July 3, 2021; (iv) Consolidated Statements of Stockholders' Equity for the six months ended July 2, 2022 and July 3, 2021; (v) Consolidated Statements of Cash Flows for the six months ended July 2, 2022 and July 3, 2021; (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 9, 2022	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)