Form 10-Q
period 2022-10-01
DARLING INGREDIENTS INC.
filed 2022-11-08
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 1, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 160,271,418 shares of common stock, $0.01 par value, outstanding at November 3, 2022.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2022

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 1, 2022 and January 1, 2022
(in thousands, except share data)

	October 1, 2022	January 1, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$126,032	$68,906
Restricted cash	102	166
Accounts receivable, less allowance for bad debts of $12,062 at October 1, 2022 and $8,196 at January 1, 2022	669,824	469,092
Inventories	641,980	457,465
Prepaid expenses	80,293	53,711
Income taxes refundable	17,504	1,075
Other current assets	26,301	38,599
Total current assets	1,562,036	1,089,014
Property, plant and equipment, less accumulated depreciation of $1,935,224 at October 1, 2022 and $1,855,420 at January 1, 2022	2,345,671	1,840,080
Intangible assets, less accumulated amortization of $586,934 at October 1, 2022 and $560,470 at January 1, 2022	873,613	397,801
Goodwill	1,900,267	1,219,116
Investment in unconsolidated subsidiaries	1,814,583	1,349,247
Operating lease right-of-use assets	175,117	155,464
Other assets	122,668	66,795
Deferred income taxes	14,799	16,211
	$8,808,754	$6,133,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,663	$24,407
Accounts payable, principally trade	398,175	307,118
Income taxes payable	43,395	32,310
Current operating lease liabilities	44,040	38,168
Accrued expenses	478,710	350,681
Total current liabilities	1,027,983	752,684
Long-term debt, net of current portion	3,220,901	1,438,974
Long-term operating lease liabilities	133,184	120,314
Other non-current liabilities	296,066	111,029
Deferred income taxes	461,806	362,942
Total liabilities	5,139,940	2,785,943
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 173,521,983 and 171,734,603 shares issued at October 1, 2022 and January 1, 2022, respectively	1,735	1,717
Additional paid-in capital	1,652,453	1,627,816
Treasury stock, at cost; 13,255,503 and 10,942,599 shares at October 1, 2022 and January 1, 2022, respectively	(529,905)	(374,721)
Accumulated other comprehensive loss	(473,139)	(321,690)
Retained earnings	2,928,968	2,347,838
Total Darling's stockholders’ equity	3,580,112	3,280,960
Noncontrolling interests	88,702	66,825
Total stockholders' equity	3,668,814	3,347,785
	$8,808,754	$6,133,728
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended October 1, 2022 and October 2, 2021
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$1,747,599	$1,185,916	$4,764,121	$3,431,301
Costs and expenses:
Cost of sales and operating expenses	1,371,237	859,604	3,623,321	2,510,461
Gain on sale of assets	(3,116)	(501)	(4,560)	(793)
Selling, general and administrative expenses	105,080	97,275	314,888	293,805
Restructuring and asset impairment charges	—	—	8,557	778
Acquisition and integration costs	4,503	—	13,634	—
Depreciation and amortization	104,978	77,826	277,337	235,582
Total costs and expenses	1,582,682	1,034,204	4,233,177	3,039,833
Equity in net income of Diamond Green Diesel	103,414	53,951	248,898	281,964
Operating income	268,331	205,663	779,842	673,432

Other expense:
Interest expense	(39,816)	(15,409)	(79,427)	(47,105)
Foreign currency loss	(493)	(205)	(6,005)	(1,299)
Other expense, net	(2,807)	(853)	(3,851)	(3,210)
Total other expense	(43,116)	(16,467)	(89,283)	(51,614)

Equity in net income of other unconsolidated subsidiaries	2,301	1,647	5,933	4,199
Income before income taxes	227,516	190,843	696,492	626,017

Income tax expense	35,215	42,637	108,631	126,324

Net income	192,301	148,206	587,861	499,693

Net income attributable to noncontrolling interests	(1,220)	(1,394)	(6,731)	(4,533)

Net income attributable to Darling	$191,081	$146,812	$581,130	$495,160

Basic income per share	$1.19	$0.91	$3.60	$3.04
Diluted income per share	$1.17	$0.88	$3.54	$2.96

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months ended October 1, 2022 and October 2, 2021
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$192,301	$148,206	$587,861	$499,693
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(96,848)	(32,903)	(187,321)	(48,741)
Pension adjustments	429	791	1,286	2,375
Soybean meal derivative adjustments	130	(23)	(124)	(297)
Corn option derivative adjustments	755	3,628	1,640	2,472
Heating oil derivative adjustments	25,735	(6,490)	27,508	(5,334)
Foreign exchange derivative adjustments	(2,476)	(4,664)	6,240	(4,519)
Total other comprehensive loss, net of tax	(72,275)	(39,661)	(150,771)	(54,044)
Total comprehensive income	$120,026	$108,545	$437,090	$445,649
Comprehensive income attributable to noncontrolling interests	1,177	2,332	7,409	7,409
Comprehensive income attributable to Darling	$118,849	$106,213	$429,681	$438,240

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended October 1, 2022 and October 2, 2021
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 1, 2022	160,792,004	$1,717	$1,627,816	$(374,721)	$(321,690)	$2,347,838	$3,280,960	$66,825	$3,347,785
Net income	—	—	—	—	—	188,053	188,053	2,678	190,731
Pension liability adjustments, net of tax	—	—	—	—	429	—	429	—	429
Heating oil derivative adjustments, net of tax	—	—	—	—	(16,762)	—	(16,762)	—	(16,762)
Corn option derivative adjustments, net of tax	—	—	—	—	(5,056)	—	(5,056)	—	(5,056)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(240)	—	(240)	—	(240)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	29,435	—	29,435	—	29,435
Foreign currency translation adjustments	—	—	—	—	2,515	—	2,515	867	3,382
Issuance of non-vested stock	5,000	—	18	—	—	—	18	—	18
Stock-based compensation	—	—	6,305	—	—	—	6,305	—	6,305
Treasury stock	(938,113)	—	—	(64,185)	—	—	(64,185)	—	(64,185)
Issuance of common stock	1,644,866	17	3,791	—	—	—	3,808	—	3,808
Balances at April 2, 2022	161,503,757	$1,734	$1,637,930	$(438,906)	$(311,369)	$2,535,891	$3,425,280	$70,370	$3,495,650
Net income	—	—	—	—	—	201,996	201,996	2,833	204,829
Pension liability adjustments, net of tax	—	—	—	—	428	—	428	—	428
Heating oil derivative adjustments, net of tax	—	—	—	—	18,535	—	18,535	—	18,535
Corn option derivative adjustments, net of tax	—	—	—	—	5,941	—	5,941	—	5,941
Soybean meal derivative adjustments, net of tax	—	—	—	—	(14)	—	(14)	—	(14)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(20,719)	—	(20,719)	—	(20,719)
Foreign currency translation adjustments	—	—	—	—	(93,709)	—	(93,709)	(146)	(93,855)
Issuance of non-vested stock	—	—	30	—	—	—	30	—	30
Stock-based compensation	—	—	7,016	—	—	—	7,016	—	7,016
Treasury stock	(751,432)	—	—	(52,811)	—	—	(52,811)	—	(52,811)
Issuance of common stock	108,586	1	1,492	—	—	—	1,493	—	1,493
Balances at July 2, 2022	160,860,911	$1,735	$1,646,468	$(491,717)	$(400,907)	$2,737,887	$3,493,466	$73,057	$3,566,523
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	18,212	18,212
Net income	—	—	—	—	—	191,081	191,081	1,220	192,301
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,744)	(3,744)
Pension liability adjustments, net of tax	—	—	—	—	429	—	429	—	429
Heating oil derivative adjustments, net of tax	—	—	—	—	25,735	—	25,735	—	25,735
Corn option derivative adjustments, net of tax	—	—	—	—	755	—	755	—	755
Soybean meal derivative adjustments, net of tax	—	—	—	—	130	—	130	—	130
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(2,476)	—	(2,476)	—	(2,476)
Foreign currency translation adjustments	—	—	—	—	(96,805)	—	(96,805)	(43)	(96,848)
Issuance of non-vested stock	1,500	—	35	—	—	—	35	—	35
Stock-based compensation	—	—	5,480	—	—	—	5,480	—	5,480
Treasury stock	(623,359)	—	—	(38,188)	—	—	(38,188)	—	(38,188)
Issuance of common stock	27,428	—	470	—	—	—	470	—	470
Balances at October 1, 2022	160,266,480	$1,735	$1,652,453	$(529,905)	$(473,139)	$2,928,968	$3,580,112	$88,702	$3,668,814
The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended October 1, 2022 and October 2, 2021
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 2, 2021	162,200,389	$1,699	$1,597,429	$(151,710)	$(252,433)	$1,696,924	$2,891,909	$62,300	$2,954,209
Net income	—	—	—	—	—	151,766	151,766	1,652	153,418
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(2,143)	(2,143)
Pension liability adjustments, net of tax	—	—	—	—	792	—	792	—	792
Heating oil derivative adjustments, net of tax	—	—	—	—	3,464	—	3,464		3,464
Corn option derivative adjustments, net of tax	—	—	—	—	(800)	—	(800)	—	(800)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(257)	—	(257)	—	(257)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(6,806)	—	(6,806)	—	(6,806)
Foreign currency translation adjustments	—	—	—	—	(39,756)	—	(39,756)	1,534	(38,222)
Issuance of non-vested stock	—	—	58	—	—	—	58	—	58
Stock-based compensation	—	—	8,357	—	—	—	8,357	—	8,357
Treasury stock	(684,674)	—	—	(48,141)	—	—	(48,141)	—	(48,141)
Issuance of common stock	1,639,151	16	6,001	—	—	—	6,017	—	6,017
Balances at April 3, 2021	163,154,866	$1,715	$1,611,845	$(199,851)	$(295,796)	$1,848,690	$2,966,603	$63,343	$3,029,946
Net income	—	—	—	—	—	196,582	196,582	1,487	198,069
Pension liability adjustments, net of tax	—	—	—	—	792	—	792	—	792
Heating oil derivative adjustments, net of tax	—	—	—	—	(2,308)	—	(2,308)	—	(2,308)
Corn option derivative adjustments, net of tax	—	—	—	—	(356)	—	(356)	—	(356)
Soybean meal derivative adjustments, net of tax	—	—	—	—	(17)	—	(17)	—	(17)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	6,951	—	6,951	—	6,951
Foreign currency translation adjustments	—	—	—	—	21,980	—	21,980	404	22,384
Issuance of non-vested stock	—	—	41	—	—	—	41	—	41
Stock-based compensation	—	—	5,555	—	—	—	5,555	—	5,555
Treasury stock	(1,171,630)	—	—	(77,760)	—	—	(77,760)	—	(77,760)
Issuance of common stock	67,634	1	512	—	—	—	513	—	513
Balances at July 3, 2021	162,050,870	$1,716	$1,617,953	$(277,611)	$(268,754)	$2,045,272	$3,118,576	$65,234	$3,183,810
Net income	—	—	—	—	—	146,812	146,812	1,394	148,206
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,853)	(3,853)
Pension liability adjustments, net of tax	—	—	—	—	791	—	791	—	791
Heating oil derivative adjustments, net of tax	—	—	—	—	(6,490)	—	(6,490)	—	(6,490)
Corn option derivative adjustments, net of tax	—	—	—	—	3,628	—	3,628	—	3,628
Soybean meal derivative adjustments, net of tax	—	—	—	—	(23)	—	(23)		(23)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(4,664)	—	(4,664)	—	(4,664)
Foreign currency translation adjustments	—	—	—	—	(33,841)	—	(33,841)	938	(32,903)
Issuance of non-vested stock	—	—	41	—	—	—	41	—	41
Stock-based compensation	—	—	4,361	—	—	—	4,361	—	4,361
Treasury stock	(350,552)	—	—	(24,577)	—	—	(24,577)	—	(24,577)
Issuance of common stock	78,313	1	909	—	—	—	910	—	910
Balances at October 2, 2021	161,778,631	$1,717	$1,623,264	$(302,188)	$(309,353)	$2,192,084	$3,205,524	$63,713	$3,269,237

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended October 1, 2022 and October 2, 2021
(in thousands)
(unaudited)

	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net Income	$587,861	$499,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,337	235,582
Gain on sale of assets	(4,560)	(793)
Asset impairment	8,557	138
Deferred taxes	42,120	67,272
Decrease in long-term pension liability	(2,753)	(1,118)
Stock-based compensation expense	18,884	18,413
Write-off deferred loan costs	—	1,130
Deferred loan cost amortization	3,552	3,044
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(254,831)	(286,163)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	95,546	3,322
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(45,457)	(85,822)
Income taxes refundable/payable	(2,004)	18,688
Inventories and prepaid expenses	(140,971)	(97,531)
Accounts payable and accrued expenses	78,656	46,912
Other	(23,499)	29,282
Net cash provided by operating activities	638,438	452,049
Cash flows from investing activities:
Capital expenditures	(257,120)	(191,738)
Acquisitions, net of cash acquired	(1,760,139)	(2,059)
Investment in Diamond Green Diesel	(239,750)	(25,000)
Investment in other unconsolidated subsidiaries	—	(4,449)
Loan to Diamond Green Diesel	(25,000)	—
Loan repayment from Diamond Green Diesel	50,000	—
Gross proceeds from disposal of property, plant and equipment and other assets	9,430	3,805
Payments related to routes and other intangibles	(179)	(274)
Net cash used in investing activities	(2,222,758)	(219,715)
Cash flows from financing activities:
Proceeds from long-term debt	1,929,870	31,088
Payments on long-term debt	(39,511)	(131,224)
Borrowings from revolving credit facility	1,684,840	287,000
Payments on revolving credit facility	(1,743,523)	(309,000)
Net cash overdraft financing	21,090	29,034
Deferred loan costs	(16,758)	—
Issuance of common stock	—	50
Repurchase of common stock	(103,061)	(97,924)
Minimum withholding taxes paid on stock awards	(46,394)	(45,260)
Distributions to noncontrolling interests	(3,653)	(3,853)
Net cash provided/(used) in financing activities	1,682,900	(240,089)
Effect of exchange rate changes on cash	(20,295)	(6,605)
Net increase/(decrease) in cash, cash equivalents and restricted cash	78,285	(14,360)
Cash, cash equivalents and restricted cash at beginning of period	69,072	81,720
Cash, cash equivalents and restricted cash at end of period	$147,357	$67,360

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
October 1, 2022
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and nine month periods ended October 1, 2022 and October 2, 2021, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2022.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of October 1, 2022, and include the 13 and 39 weeks ended October 1, 2022, and the 13 and 39 weeks ended October 2, 2021.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of October 1, 2022 and January 1, 2022, primarily represented amounts set aside as collateral for environmental claims and were insignificant to the Company. Restricted cash included in other assets as of October 1, 2022, primarily represented amounts set aside in the Company's name in escrow for a portion of acquisition consideration related to an acquisition that is expected to be paid in the future. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	October 1, 2022	January 1, 2022
Cash and cash equivalents	$126,032	$68,906
Restricted cash	102	166
Restricted cash included in other long-term assets	21,223	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$147,357	$69,072

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended October 1, 2022 and October 2, 2021, the Company sold approximately $162.7 million and $106.6 million of its trade receivables and incurred approximately $1.2 million and $0.3 million in fees, which are recorded as interest expense, respectively. For the nine months ended October 1, 2022 and October 2, 2021, the Company sold approximately $434.0 million and $319.8 million of its trade receivables and incurred approximately $2.3 million and $0.8 million in fees, which are recorded as interest expense, respectively.

(e)    Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when control of the promised finished product is transferred to the Company's customer.  See Note 20 (Revenue) to the Company's Consolidated Financial Statements included herein.

(f)    Use of Estimates

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

As a result of the global COVID-19 pandemic, and related government-imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, as well as the Russia-Ukraine war, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the nine months ended October 1, 2022, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the COVID-19 pandemic or the Russia-Ukraine war.

(g)    Reclassifications

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		October 1, 2022			October 2, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$191,081	160,587	$1.19	$146,812	162,166	$0.91
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,755			5,403
Less: Pro forma treasury shares		(707)			(799)
Diluted:
Net income attributable to Darling	$191,081	163,635	$1.17	$146,812	166,770	$0.88

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		October 1, 2022			October 2, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$581,130	161,205	$3.60	$495,160	162,707	$3.04
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,837			5,512
Less: Pro forma treasury shares		(715)			(845)
Diluted:
Net income attributable to Darling	$581,130	164,327	$3.54	$495,160	167,374	$2.96

For the three months ended October 1, 2022 and October 2, 2021, respectively, no outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the three months ended October 1, 2022 and October 2, 2021, respectively, 223,157 and 187,484 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended October 1, 2022 and October 2, 2021, respectively, no outstanding stock options were excluded from diluted income per common share as the effect was antidilutive. For the nine months ended October 1, 2022 and October 2, 2021, respectively, 249,618 and 216,622 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

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

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	September 30, 2022	December 31, 2021
Assets:
Total current assets	$933,332	$686,294
Property, plant and equipment, net	3,292,831	2,710,747
Other assets	46,736	51,514
Total assets	$4,272,899	$3,448,555
Liabilities and members' equity:
Total current portion of long term debt	$115,506	$165,092
Total other current liabilities	316,345	295,860
Total long term debt	332,794	344,309
Total other long term liabilities	16,973	17,531
Total members' equity	3,491,281	2,625,763
Total liabilities and members' equity	$4,272,899	$3,448,555

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Operating revenues	$1,470,036	$401,900	$3,906,614	$1,405,392
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	1,229,371	281,848	3,311,608	804,939
Depreciation, amortization and accretion expense	31,793	10,991	89,602	34,673
Total costs and expenses	1,261,164	292,839	3,401,210	839,612
Operating income	208,872	109,061	505,404	565,780
Other income	1,215	113	1,926	524
Interest and debt expense, net	(3,259)	(1,272)	(9,534)	(2,376)
Net income	$206,828	$107,902	$497,796	$563,928

As of October 1, 2022, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1,749.6 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $103.4 million and $54.0 million for the three months ended October 1, 2022 and October 2, 2021, respectively. The Company has recorded equity in net income from the DGD Joint Venture of approximately $248.9 million and $282.0 million for the nine months ended October 1, 2022 and October 2, 2021, respectively. In December 2019, the blender tax credits were extended for calendar years 2020, 2021 and 2022. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”), as part of the IR Act, the blender tax credits were extended as is until December 31, 2024. After 2024, the Clean Fuels Production Credit (the “CFPC”) becomes effective from 2025 through 2027. Under the CFPC, on-road transportation fuel receives a base credit of $1.00 per gallon of renewable diesel multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. In contrast to the blenders tax credits, the CFPC requires that production must take place in the United States. For the three months ended September 30, 2022 and September 30, 2021, the DGD Joint Venture recorded approximately $190.3 million and $61.7 million of blenders tax credits, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the DGD Joint Venture recorded approximately $544.6 million and $224.6 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the nine months ended October 1, 2022 and October 2, 2021, respectively, the Company made $239.8 million and $25.0 million capital contributions to the DGD Joint Venture. In the nine months ended October 1, 2022 and October 2, 2021, the Company received $90.5 million and no dividend distributions from the DGD Joint Venture, respectively.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

On August 1, 2022, the Company acquired all of the shares of the FASA Group, the largest independent rendering company in Brazil, pursuant to a stock purchase agreement dated May 5, 2022 (the “FASA Acquisition”). The FASA Group, with its 14 rendering plants and an additional two plants under construction, will supplement the Company's global supply of waste fats, making it a leader in the supply of low-carbon waste fats and oils.

The Company initially paid approximately R$2.9 billion Brazilian Real in cash (approximately $562.6 million USD at the exchange rate in effect on the closing date of the acquisition) for all the shares of the FASA Group, subject to certain post closing adjustments and a contingent payment based on future earnings growth in accordance with the terms set forth in the stock purchase agreement. Under the stock purchase agreement, such contingent payment could range from R$0 to a maximum of R$1.0 billion if future earnings growth reaches certain levels over a three-year period. The Company has completed an analysis for this contingency and has recorded a liability of approximately R$867.5 million (approximately $168.1 million USD at the exchange rate in effect on the closing date of the acquisition) representing the present value of the maximum contingency under the income approach. The Company will analyze the contingency each quarter and any change will be booked through operating income including the accretion of the change in the long-term liability. The Company initially financed the FASA Acquisition by borrowing approximately $515.0 million of revolver borrowings under the Company's Amended Credit Agreement, with the remainder coming from cash on hand.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in the FASA Acquisition as of August 1, 2022 (unaudited) (in thousands):

Accounts receivable	$108,495
Inventories	44,079
Other current assets	13,603
Property, plant and equipment	142,931
Identifiable intangible assets	161,182
Goodwill	400,504
Operating lease right-of-use assets	583
Other assets	51,161
Accounts payable	(18,052)
Current portion of long-term debt	(10,779)
Accrued expenses	(44,362)
Long-term debt, net of current portion	(41,926)
Long-term operating lease liabilities	(583)
Deferred tax liability	(79,691)
Other noncurrent liabilities	(503)
Non-controlling interests	(18,212)
Purchase price, net of cash acquired	$708,430
Less hold-back	21,705
Less contingent consideration	168,128
Cash paid for acquisition, net of cash acquired	$518,597

The $400.5 million of goodwill from the FASA Acquisition, arising from synergies expected to strengthen the Company's base business and expand its ability to provide additional carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment and is expected to not be deductible for tax purposes. The identifiable intangible assets include $150.2 million in routes with a life of 12 years and $11.0 million in trade name with a life of 5 years for a total weighted average life of approximately 11.5 years. The Company is still assessing the provisional amounts recorded for assets acquired and liabilities assumed including possible future purchase price adjustments related to working capital and taxes, thus the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented in the above table with a corresponding adjustment to goodwill.

The amount of net sales and net loss from the FASA Acquisition included in the Company's consolidated statement of operations for both the three and nine months ended October 1, 2022 were $50.7 million and $(7.3) million, respectively. In addition, the Company incurred acquisition costs related to the FASA Acquisition for the three and nine months ended October 1, 2022 of approximately $0.3 million and $2.4 million, respectively.

On May 2, 2022, the Company acquired all of the shares of Valley Proteins, pursuant to a stock purchase agreement dated December 28, 2021 (the “Valley Acquisition”). The Valley Acquisition includes a network of 18 major rendering plants and used cooking oil facilities throughout the southern, southeast and mid-Atlantic regions of the U.S. The Company initially paid approximately $1.177 billion in cash for the Valley Acquisition, which is subject to various post-closing adjustments in accordance with the stock purchase agreement. During the third quarter of fiscal 2022, the Company made immaterial working capital adjustments and made a cash payment for a working capital purchase price adjustment per the stock purchase agreement of approximately $6.0 million with an offset to goodwill. The initial purchase price was financed by borrowing all of the Company's delayed draw term A-1 facility of $400.0 million and delayed draw term A-2 facility of $500.0 million, with the remainder coming through revolver borrowings under the Company's Amended Credit Agreement.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in the Valley Acquisition as of May 2, 2022 (unaudited) (in thousands):

Accounts receivable	$68,558
Inventories	58,246
Other current assets	13,825
Property, plant and equipment	409,405
Identifiable intangible assets	389,200
Goodwill	355,141
Operating lease right-of-use assets	16,380
Other assets	14,164
Accounts payable	(47,615)
Current portion of long-term debt	(2,043)
Current operating lease liabilities	(4,779)
Accrued expenses	(61,802)
Long-term debt, net of current portion	(5,995)
Long-term operating lease liabilities	(11,601)
Other noncurrent liabilities	(19,436)
Purchase price, net of cash acquired	$1,171,648

The $355.1 million of goodwill from the Valley Acquisition, arising from synergies expected to strengthen the Company's base business and expand its ability to provide additional carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment and is expected to be deductible for tax purposes. The identifiable intangible assets include $292.1 million in routes with a life of 15 years and $97.1 million in permits with a life of 15 years for a total weighted average life of approximately 15 years. The Company is still assessing the provisional amounts recorded for assets acquired and liabilities assumed including possible future purchase price adjustments related to tax benefits, thus the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented in the above table with a corresponding adjustment to goodwill.

The amount of net sales and net loss from the Valley Acquisition included in the Company's consolidated statement of operations for the three and nine months ended October 1, 2022 were $235.4 million and $399.7 million and $(15.4) million and $(14.9) million, respectively. In addition, the Company incurred acquisition costs related to the Valley Acquisition for the three and nine months ended October 1, 2022 of approximately $0.1 million and $5.0 million, respectively.

As a result of the Valley Acquisition and the FASA Acquisition, effective May 2, 2022 and August 1, 2022, respectively, the Company began including the operations of the Valley Acquisition and the FASA Acquisition in the Company's consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Valley Acquisition and FASA Acquisition had occurred on January 3, 2021 for the periods presented (unaudited) (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$1,779,227	$1,457,148	$5,291,788	$4,244,997
Net income	194,188	140,342	564,833	476,100

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

Additionally, the Company completed other immaterial acquisitions in the first nine months of fiscal 2022.

The Company incurred acquisition costs of approximately $4.5 million and $13.6 million for the three and nine months ended October 1, 2022, respectively related to the above disclosed acquisitions, including the Valley Acquisition, the FASA Acquisition, Group Op de Beeck, the recently announced Gelnex acquisiton and potential future acquisitions that have yet to close.

(5)    Inventories

A summary of inventories follows (in thousands):

	October 1, 2022	January 1, 2022
Finished product	$375,874	$272,995
Work in process	91,833	81,158
Raw material	62,246	48,186
Supplies and other	112,027	55,126
	$641,980	$457,465
(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	October 1, 2022	January 1, 2022
Indefinite Lived Intangible Assets:
Trade names	$49,485	$53,133
	49,485	53,133
Finite Lived Intangible Assets:
Routes	760,087	337,399
Permits	550,629	475,520
Non-compete agreements	695	645
Trade names	76,125	65,675
Royalty, consulting, land use rights and leasehold	23,526	25,899
	1,411,062	905,138
Accumulated Amortization:
Routes	(176,149)	(169,984)
Permits	(351,285)	(336,020)
Non-compete agreements	(532)	(441)
Trade names	(51,271)	(46,028)
Royalty, consulting, land use rights and leasehold	(7,697)	(7,997)
	(586,934)	(560,470)
Total Intangible assets, less accumulated amortization	$873,613	$397,801

Gross intangible assets changed due to acquisitions in the first nine months of fiscal 2022 by approximately $582.1 million and the remaining change was from foreign currency translation, impairments and retirements. Amortization expense for the three months ended October 1, 2022 and October 2, 2021, was approximately $25.4 million and $16.8 million, respectively, and for the nine months ended October 1, 2022 and October 2, 2021 was approximately $62.8 million and $50.8 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 1, 2022
Goodwill	$814,863	$332,866	$119,342	$1,267,071
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	798,949	332,405	87,762	1,219,116
Goodwill acquired during year	756,140	—	29,928	786,068
Foreign currency translation	(58,450)	(30,439)	(16,028)	(104,917)
Balance at October 1, 2022
Goodwill	1,512,553	302,427	133,242	1,948,222
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	$1,496,639	$301,966	$101,662	$1,900,267

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 1, 2022	January 1, 2022
Compensation and benefits	$125,352	$123,180
Accrued operating expenses	111,045	81,200
Other accrued expense	242,313	146,301
	$478,710	$350,681

(9)    Debt

Debt consists of the following (in thousands):

	October 1, 2022	January 1, 2022
Amended Credit Agreement:
Revolving Credit Facility ($68.2 million denominated in € at October 1, 2022)	$93,233	$160,000

Term A-1 facility	400,000	—
Less unamortized deferred loan costs	(766)	—
Carrying value Term A-1 facility	399,234	—

Term A-2 facility	496,875	—
Less unamortized deferred loan costs	(1,101)	—
Carrying value Term A-2 facility	495,774	—

Term Loan B	200,000	200,000
Less unamortized deferred loan costs	(1,461)	(1,928)
Carrying value Term Loan B	198,539	198,072

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	—
Less unamortized deferred loan costs and bond premium	(7,421)	—
Carrying value 6% Senior Notes due 2030	992,579	—

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(4,337)	(4,959)
Carrying value 5.25% Senior Notes due 2027	495,663	495,041

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	501,996	582,980
Less unamortized deferred loan costs - Denominated in euro	(3,637)	(5,031)
Carrying value 3.625% Senior Notes due 2026	498,359	577,949

Other Notes and Obligations	111,183	32,319
	3,284,564	1,463,381
Less Current Maturities	63,663	24,407
	$3,220,901	$1,438,974

As of October 1, 2022, the Company had outstanding debt under the revolving credit facility denominated in euros of €70.0 million and outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. In addition, at October 1, 2022, the Company had finance lease obligations denominated in euros of approximately €4.0 million.

As of October 1, 2022, the Company had other notes and obligations of $111.2 million that consist of various overdraft facilities of approximately $20.8 million, a China working capital line of credit of approximately $11.3 million and other debt of approximately $79.1 million, including U.S. finance lease obligations of approximately $5.7 million.

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

Effective March 2, 2022, the Company and certain of its subsidiaries entered into an amendment (the "Eighth Amendment") with its lenders to the Amended Credit Agreement. Among other things, the Eighth Amendment (a) added a new delayed draw incremental term facility (the “term A-2 facility”) and new incremental Term Loans pursuant thereto, in an aggregate principal amount of up to $500.0 million, which is available to the Company for general corporate purposes, including acquisitions and capital expenditures, and will mature on December 9, 2026 and (b) updated and modified certain other terms and provisions of the Amended Credit Agreement to reflect the addition of the term A-2 facility to the Amended Credit Agreement.

Effective September 6, 2022, the Company and certain of its subsidiaries entered into an amendment (the “Ninth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Ninth Amendment (a) adds (i) a new delayed draw incremental term facility (the “term A-3 facility”) and new Incremental Term Loans pursuant thereto, in an aggregate principal amount of up to $300.0 million, and (ii) a new delayed draw incremental term facility (the “term A-4 facility”) and new Incremental Term Loans pursuant thereto, in an aggregate principal amount of up to $500.0 million which, in each case, will be made available to the Company and have maturity dates co-terminous with the Company’s previously existing delayed draw term A-1 facility and term A-2 facility, and (b) updates and modifies certain other terms and provisions of the Amended Credit Agreement to reflect the addition of the term A-3 facility and term A-4 facility to the Amended Credit Agreement.

The interest rate applicable to any borrowings under the revolving credit facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.375% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.375% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-1 facility and term A-3 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.375% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

As of October 1, 2022, the Company had (i) $25.0 million outstanding under the revolving credit facility at base rate plus a margin of 0.375% per annum for a total of 6.625% per annum, (ii) $400.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.50% per annum for a total of 4.6341% per annum, (iii) $496.9 million outstanding under the term A-2 facility at SOFR plus a margin of 1.375% per annum for a total of 4.5091% per annum, (iv) $200.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 4.69% per annum and (v) €70.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.375% per annum for a total of 2.06% per annum. As of October 1, 2022, the Company had revolving credit facility availability of $1,354.5 million, availability on a delayed draw term A-3 facility of $300.0 million and availability on a delayed draw term A-4 facility of $500.0 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $48.4 million and letters of credit issued of $3.9 million. The Company also had foreign bank guarantees of approximately $11.2 million and U.S. bank guarantees of approximately $10.9 million that are not part of the Company's Amended Credit Agreement at October 1, 2022. The Company capitalized approximately $3.8 million of deferred loan costs as of October 1, 2022 in connection with the Eighth and Ninth Amendments.

6% Senior Notes due 2030. On June 9, 2022, Darling issued and sold $750.0 million aggregate principal amount of 6% Senior Notes due 2030 (the “6% Initial Notes”). The 6% Initial Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 9, 2022 (the “6% Base Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Truist Bank, as trustee. The gross proceeds from the offering, together with cash on hand, were used to repay the Company's outstanding revolver borrowings and for general corporate purposes, including to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering. On August 17, 2022, Darling issued an additional $250.0 million in aggregate principal amount of its 6% Senior Notes due 2030 (the “add-on notes” and, together with the 6% Initial Notes, the “6% Notes”). The add-on notes and related guarantees, which were offered in a private offering, were issued as additional notes under the 6% Base Indenture, as supplemented by a supplemental indenture, dated as of August 17, 2022 (the “supplemental indenture” and, together with the 6% Base Indenture, the “6% Indenture”). The add-on notes have the same terms as the 6% Initial Notes (other than issue date and issue price) and, together with the 6% Initial Notes, constitute a single class of securities under the 6% Indenture. The add-on notes were issued at a premium resulting in the Company receiving $255.0 million upon issuance. The premium of approximately $5.0 million will be amortized over the term of the now $1.0 billion of 6% Notes.

The 6% Notes will mature on June 15, 2030. Darling will pay interest on the 6% Notes on June 15 and December 15 of each year, commencing on December 15, 2022. Interest on the 6% Notes accrues from June 9, 2022 at a rate of 6% per annum and is payable in cash. The 6% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities (collectively, the “6% Guarantors”). The 6% Notes and the guarantees thereof are senior unsecured obligations of Darling and the 6% Guarantors and rank equally in right of payment to all of Darling's and the 6% Guarantors' existing and future senior unsecured indebtedness. The 6% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to grant liens to secure indebtedness and merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets. The Company capitalized approximately $12.7 million of deferred loan costs as of October 1, 2022 in connection with the 6% Notes.

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

As of October 1, 2022, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(10)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	October 1, 2022	January 1, 2022
Accrued pension liability	$28,530	$36,268
Reserve for self-insurance, litigation, environmental and tax matters	78,305	67,435
Long-term acquisition hold-backs	24,233	3,705
Long-term contingent consideration	161,278	—
Other	3,720	3,621
	$296,066	$111,029

(11)    Income Taxes

The Company has provided income taxes for the three and nine month periods ended October 1, 2022 and October 2, 2021, based on its estimate of the effective tax rate for the entire 2022 and 2021 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of October 1, 2022 and October 2, 2021, the Company had $12.8 million and $6.6 million, respectively of gross unrecognized tax benefits and $1.1 million and $0.6 million, respectively of related accrued interest and penalties. The Company's gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

On August 16, 2022 the U.S. government enacted the IR Act that includes a new 15% alternative minimum tax based upon financial statement income (“book minimum tax”), a 1% excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The provisions of the IR Act are generally effective for periods after December 31, 2022 with no immediate impact to our income tax provision or net deferred tax assets. We do not currently expect the new book minimum tax and/or excise tax on stock buybacks will have a material impact on our financial results. The blender tax credits, which are refundable excise tax credits, have been extended two years through December 31, 2024. After 2024, the CFPC, a non-refundable income tax credit, becomes effective from 2025 through 2027. We are assessing these tax incentives, which could materially change our pre-tax or after-tax amounts and impact our tax rate in future years. We will continue to evaluate the applicability and effect of the IR Act as more guidance is issued.

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

(12)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and nine months ended October 1, 2022 and October 2, 2021 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Defined benefit pension plans
Amortization of prior service (cost)/benefit	5	5	(1)	(1)	4	4
Amortization of actuarial loss	571	1,052	(146)	(265)	425	787
Total defined benefit pension plans	576	1,057	(147)	(266)	429	791
Soybean meal option derivatives
Reclassified to earnings	(121)	(19)	30	5	(91)	(14)
Activity recognized in other comprehensive income/(loss)	296	(12)	(75)	3	221	(9)
Total soybean meal option derivatives	175	(31)	(45)	8	130	(23)
Corn option derivatives
Reclassified to earnings	2,188	4,217	(555)	(1,072)	1,633	3,145
Activity recognized in other comprehensive income/(loss)	(1,176)	647	298	(164)	(878)	483
Total corn option derivatives	1,012	4,864	(257)	(1,236)	755	3,628
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	34,497	(8,699)	(8,762)	2,209	25,735	(6,490)
Total heating oil derivatives	34,497	(8,699)	(8,762)	2,209	25,735	(6,490)
Foreign exchange derivatives
Reclassified to earnings	(3,619)	(1,889)	1,076	565	(2,543)	(1,324)
Activity recognized in other comprehensive income/(loss)	(209)	(5,397)	276	2,057	67	(3,340)
Total foreign exchange derivatives	(3,828)	(7,286)	1,352	2,622	(2,476)	(4,664)

Foreign currency translation	(98,776)	(33,689)	1,928	786	(96,848)	(32,903)

Other comprehensive income/(loss)	$(66,344)	$(43,784)	$(5,931)	$4,123	$(72,275)	$(39,661)

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$16	$16	$(4)	$(4)	$12	$12
Amortization of actuarial loss	1,711	3,157	(437)	(794)	1,274	2,363
Total defined benefit pension plans	1,727	3,173	(441)	(798)	1,286	2,375
Soybean meal option derivatives
Reclassified to earnings	(438)	(267)	111	68	(327)	(199)
Activity recognized in other comprehensive income/(loss)	272	(131)	(69)	33	203	(98)
Total soybean meal option derivatives	(166)	(398)	42	101	(124)	(297)
Corn option derivatives
Reclassified to earnings	13,533	14,880	(3,437)	(3,780)	10,096	11,100
Activity recognized in other comprehensive income/(loss)	(11,335)	(11,566)	2,879	2,938	(8,456)	(8,628)
Total corn option derivatives	2,198	3,314	(558)	(842)	1,640	2,472
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	36,874	(7,149)	(9,366)	1,815	27,508	(5,334)
Total heating oil derivatives	36,874	(7,149)	(9,366)	1,815	27,508	(5,334)
Foreign exchange derivatives
Reclassified to earnings	(10,970)	(2,503)	3,491	884	(7,479)	(1,619)
Activity recognized in other comprehensive income/(loss)	20,122	(4,482)	(6,403)	1,582	13,719	(2,900)
Total foreign exchange derivatives	9,152	(6,985)	(2,912)	2,466	6,240	(4,519)

Foreign currency translation	(191,677)	(50,866)	4,356	2,125	(187,321)	(48,741)

Other comprehensive income/(loss)	$(141,892)	$(58,911)	$(8,879)	$4,867	$(150,771)	$(54,044)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three and nine months ended October 1, 2022 and October 2, 2021 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	Statement of Operations Classification
Derivative instruments
Soybean meal derivatives	$121	$19	$438	$267	Net sales
Foreign exchange contracts	3,619	1,889	10,970	2,503	Net sales
Corn option derivatives	(2,188)	(4,217)	(13,533)	(14,880)	Cost of sales and operating expenses
	1,552	(2,309)	(2,125)	(12,110)	Total before tax
	(551)	502	(165)	2,828	Income taxes
	1,001	(1,807)	(2,290)	(9,282)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(5)	$(5)	$(16)	$(16)	(a)
Amortization of actuarial loss	(571)	(1,052)	(1,711)	(3,157)	(a)
	(576)	(1,057)	(1,727)	(3,173)	Total before tax
	147	266	441	798	Income taxes
	(429)	(791)	(1,286)	(2,375)	Net of tax
Total reclassifications	$572	$(2,598)	$(3,576)	$(11,657)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of October 1, 2022 as follows (in thousands):

	Nine Months Ended October 1, 2022
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss January 1, 2022, attributable to Darling, net of tax	$(289,586)	$(6,456)	$(25,648)	$(321,690)
Other comprehensive loss before reclassifications	(187,321)	32,974	—	(154,347)
Amounts reclassified from accumulated other comprehensive loss	—	2,290	1,286	3,576
Net current-period other comprehensive income/(loss)	(187,321)	35,264	1,286	(150,771)
Noncontrolling interest	678	—	—	678
Accumulated Other Comprehensive loss October 1, 2022, attributable to Darling, net of tax	$(477,585)	$28,808	$(24,362)	$(473,139)

(13)    Stockholders' Equity

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

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. During the first nine months of fiscal 2022, $103.1 million of common stock was repurchased under the repurchase program. As of October 1, 2022, the Company had approximately $396.9 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

(14)    Employee Benefit Plans

Net pension cost for the three and nine months ended October 1, 2022 and October 2, 2021 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	$765	$778	$2,391	$2,359
Interest cost	1,302	1,203	3,934	3,616
Expected return on plan assets	(2,145)	(2,320)	(6,466)	(6,969)
Amortization of prior service cost	5	5	16	16
Amortization of actuarial loss	571	1,052	1,711	3,157
Net pension cost	$498	$718	$1,586	$2,179

Based on actuarial estimates at October 1, 2022, the Company expects to contribute approximately $3.5 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended October 1, 2022 and October 2, 2021 of approximately $4.1 million and $2.8 million, respectively.

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

The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of October 1, 2022, the Company has an aggregate accrued liability of approximately $3.9 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At October 1, 2022, the Company had corn option contracts, soybean meal forward contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Cash Flow Hedges

In fiscal 2021 and fiscal 2022, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2023. At October 1, 2022 and January 1, 2022, the aggregate fair value of these corn option contracts was approximately $1.5 million and $2.8 million, respectively. These amounts are included in current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2021 and fiscal 2022, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2023. At October 1, 2022 and January 1, 2022, the aggregate fair value of these foreign exchange contracts was approximately $6.2 million and $0.6 million, respectively. These amounts are included in other current assets, noncurrent assets, accrued expense and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2021 and fiscal 2022, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2022. At October 1, 2022 and January 1, 2022, the aggregate fair value of the soybean meal contracts was less than $0.1 million and $0.1 million, respectively. These amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of October 1, 2022, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	8,959	Euro	1,700
Brazilian real	2,232,773	U.S. dollar	459,054
Euro	36,517	U.S. dollar	36,777
Euro	27,815	Polish zloty	133,000
Euro	11,251	Japanese yen	1,568,150
Euro	22,276	Chinese renminbi	156,238
Euro	17,073	Australian dollar	25,050
Euro	2,775	British pound	2,500
Euro	38	Canadian dollar	50
Euro	1,000,000	Brazilian real	5,000,000
Polish zloty	507	U.S. dollar	103
Polish zloty	29,878	Euro	6,250
British pound	335	Euro	371
British pound	350	U.S. dollar	376
Japanese yen	41,996	U.S. dollar	366
U.S. dollar	488	Japanese yen	70,000
Australian dollar	208	Euro	131
Australian dollar	214	U.S. dollar	140

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at October 1, 2022 into earnings over the next 12 months will be approximately $39.1 million. As of October 1, 2022, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and nine months ended October 1, 2022 and October 2, 2021 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Foreign exchange	Foreign currency loss	$(3,092)	$5,656	$39,400	$13,626
Foreign exchange	Net sales	5,348	323	6,238	895
Foreign exchange	Cost of sales and operating expenses	(597)	(98)	(1,355)	(524)
Foreign exchange	Selling, general and administrative expenses	106	2,732	(2,481)	2,001
Corn options and futures	Net sales	(875)	753	(2,160)	(2,724)
Corn options and futures	Cost of sales and operating expenses	2,526	(1,871)	5,695	3,683
Total		$3,416	$7,495	$45,337	$16,957

At October 1, 2022, the Company had forward purchase agreements in place for purchases of approximately $241.9 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of October 1, 2022 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at October 1, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$17,459	$—	$17,459	$—
Total Assets	$17,459	$—	$17,459	$—

Liabilities:
Derivative instruments	$18,978	$—	$18,978	$—
Contingent consideration	161,278	—	—	161,278
6% Senior notes	951,200	—	951,200	—
5.25% Senior notes	480,000	—	480,000	—
3.625% Senior notes	472,228	—	472,228	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	491,906	—	491,906	—
Term loan B	199,000	—	199,000	—
Revolver debt	91,834	—	91,834	—
Total Liabilities	$3,264,424	$—	$3,103,146	$161,278

		Fair Value Measurements at January 1, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative instruments	$5,031	$—	$5,031	$—
Total Assets	$5,031	$—	$5,031	$—

Liabilities:
Derivative instruments	$7,173	$—	$7,173	$—
5.25% Senior notes	515,600	—	515,600	—
3.625% Senior notes	591,200	—	591,200	—
Term loan B	200,000	—	200,000	—
Revolver debt	158,400	—	158,400	—
Total Liabilities	$1,472,373	$—	$1,472,373	$—

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

The fair value measurement of the contingent consideration uses significant unobservable inputs (level 3). The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of January 1, 2022	$—
Initial measurement	168,128
Total expense included in earnings during period	1,441
Exchange rate changes	(8,291)
Balance as of October 1, 2022	$161,278

(17)    Restructuring and Asset Impairment Charges

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

(18)    Contingencies

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At October 1, 2022 and January 1, 2022, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $98.9 million and $78.4 million, respectively.  The Company has insurance recovery receivables of approximately $45.9 million and $31.8 million as of October 1, 2022 and January 1, 2022, respectively, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile stretch of the Passaic River (the “Lower Passaic River”) which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the Lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter made no demand on the Company and laid out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The Company asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”). Subsequently, the EPA conducted a settlement analysis using a third-party allocator and offered early cash out settlements to those PRPs for whom the third-party allocator determined did not discharge any of the COCs. The Company participated in this allocation process, and in November 2019, received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the Lower Passaic River area. The Company accepted this settlement offer, and the settlement became effective on April 16, 2021 following the completion of the EPA's administrative approval process. In September 2021, the EPA released a ROD selecting an interim remedy for the upper nine miles of the Lower Passaic River at an expected additional cost of $441 million. In October 2022, the Company, along with other settling defendants, entered into a Consent Decree with the EPA pursuant to which the Company paid $0.3 million to settle liabilities for both of the former plant sites in question related to the upper nine miles of the Lower Passaic River. The Company paid this amount into escrow, as the settlement is subject to the EPA’s administrative approval process, which includes publication, a public comment period and court approval. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Lower Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Lower Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Lower Passaic River. Furthermore, the Company's settlements with the EPA described above could preclude certain of the claims alleged by OCC against the Company. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

State of Maryland Department of the Environment (MDE), et al. v. Valley Proteins, Inc., Circuit Court, Dorchester County (Civil Action No. C-09-CV-22-000022). The Company acquired Valley Proteins on May 2, 2022. In our quarterly report on Form 10-Q for the quarter ended July 2, 2022, we reported that we were working with the MDE and three non-governmental organizations to resolve a suit filed against Valley Proteins for various alleged air and waste regulation and permitting violations at Valley Proteins’ animal by-product processing facility in Linkwood, Maryland. In September 2022, the Company resolved this matter by entering into a Consent Decree with the MDE and other parties in interest, which Consent Decree included the Company’s payment of a civil penalty in the amount of $540,000.

(19)    Business Segments

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company's U.S. ingredients business, including the Company's fats and proteins, used cooking oil, trap grease, Darling Canada, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac and FASA names (proteins, fats, and blood products) and (ii) the Company's bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 1, 2022
Net Sales	$1,273,142	$347,902	$126,555	$—	$1,747,599
Cost of sales and operating expenses	1,012,899	256,557	101,781	—	1,371,237
Gross Margin	260,243	91,345	24,774	—	376,362

Gain on sale of assets	(2,290)	(809)	(17)	—	(3,116)
Selling, general and administrative expenses	63,973	23,909	1,724	15,474	105,080
Acquisition and integration costs	—	—	—	4,503	4,503
Depreciation and amortization	80,679	14,408	7,284	2,607	104,978
Equity in net income of Diamond Green Diesel	—	—	103,414	—	103,414
Segment operating income/(loss)	117,881	53,837	119,197	(22,584)	268,331

Equity in net income of other unconsolidated subsidiaries	2,301	—	—	—	2,301
Segment income/(loss)	120,182	53,837	119,197	(22,584)	270,632

Total other expense					(43,116)
Income before income taxes					$227,516

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 2, 2021
Net Sales	$769,626	$311,856	$104,434	$—	$1,185,916
Cost of sales and operating expenses	553,662	241,308	64,634	—	859,604
Gross Margin	215,964	70,548	39,800	—	326,312

Gain on sale of assets	(229)	(8)	(264)	—	(501)
Selling, general and administrative expenses	54,997	24,417	4,481	13,380	97,275
Depreciation and amortization	53,824	14,933	6,361	2,708	77,826
Equity in net income of Diamond Green Diesel	—	—	53,951	—	53,951
Segment operating income/(loss)	107,372	31,206	83,173	(16,088)	205,663

Equity in net income of other unconsolidated subsidiaries	1,647	—	—	—	1,647
Segment income/(loss)	109,019	31,206	83,173	(16,088)	207,310

Total other expense					(16,467)
Income before income taxes					$190,843

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 1, 2022
Net Sales	$3,322,927	$1,071,897	$369,297	$—	$4,764,121
Cost of sales and operating expenses	2,522,728	807,833	292,760	—	3,623,321
Gross Margin	800,199	264,064	76,537	—	1,140,800

Gain on sale of assets	(3,595)	(891)	(74)	—	(4,560)
Selling, general and administrative expenses	185,045	73,608	9,921	46,314	314,888
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	13,634	13,634
Depreciation and amortization	203,967	44,307	20,894	8,169	277,337
Equity in net income of Diamond Green Diesel	—	—	248,898	—	248,898
Segment operating income/(loss)	406,225	147,040	294,694	(68,117)	779,842

Equity in net income of other unconsolidated subsidiaries	5,933	—	—	—	5,933
Segment income/(loss)	412,158	147,040	294,694	(68,117)	785,775

Total other expense					(89,283)
Income before income taxes					$696,492

Segment assets at October 1, 2022	$4,324,489	$1,192,518	$2,140,922	$1,150,825	$8,808,754

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 2, 2021
Net Sales	$2,193,002	$926,952	$311,347	$—	$3,431,301
Cost of sales and operating expenses	1,584,667	706,260	219,534	—	2,510,461
Gross Margin	608,335	220,692	91,813	—	920,840

Gain on sale of assets	(490)	(1)	(302)	—	(793)
Selling, general and administrative expenses	162,594	75,150	13,822	42,239	293,805
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	162,404	45,666	19,214	8,298	235,582
Equity in net income of Diamond Green Diesel	—	—	281,964	—	281,964
Segment operating income/(loss)	283,827	99,877	340,265	(50,537)	673,432

Equity in net income of other unconsolidated subsidiaries	4,199	—	—	—	4,199
Segment income/(loss)	288,026	99,877	340,265	(50,537)	677,631

Total other expense					(51,614)
Income before income taxes					$626,017

Segment assets at January 1, 2022	$2,714,528	$1,205,217	$1,658,892	$555,091	$6,133,728

(20)    Revenue

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended October 1, 2022 and October 2, 2021 (in thousands):

	Three Months Ended October 1, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,098,417	$90,576	$—	$1,188,993
Europe	114,646	169,638	126,555	410,839
China	6,291	65,217	—	71,508
South America	50,679	8,789	—	59,468
Other	3,109	13,682	—	16,791
Net sales	$1,273,142	$347,902	$126,555	$1,747,599

Major product types
Fats	$543,333	$47,577	$—	$590,910
Used cooking oil	163,523	—	—	163,523
Proteins	413,759	—	—	413,759
Bakery	84,835	—	—	84,835
Other rendering	51,117	—	—	51,117
Food ingredients	—	269,928	—	269,928
Bioenergy	—	—	126,555	126,555
Other	16,575	30,397	—	46,972
Net sales	$1,273,142	$347,902	$126,555	$1,747,599

	Nine Months Ended October 1, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,882,499	$265,857	$—	$3,148,356
Europe	361,356	538,513	369,297	1,269,166
China	19,859	195,850	—	215,709
South America	50,679	30,153	—	80,832
Other	8,534	41,524	—	50,058
Net sales	$3,322,927	$1,071,897	$369,297	$4,764,121

Major product types
Fats	$1,410,641	$153,019	$—	$1,563,660
Used cooking oil	411,156	—	—	411,156
Proteins	1,035,071	—	—	1,035,071
Bakery	252,939	—	—	252,939
Other rendering	172,784	—	—	172,784
Food ingredients	—	820,879	—	820,879
Bioenergy	—	—	369,297	369,297
Other	40,336	97,999	—	138,335
Net sales	$3,322,927	$1,071,897	$369,297	$4,764,121

	Three Months Ended October 2, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$647,114	$66,995	$2	$714,111
Europe	114,762	166,039	104,432	385,233
China	4,910	55,856	—	60,766
South America	—	8,943	—	8,943
Other	2,840	14,023	—	16,863
Net sales	$769,626	$311,856	$104,434	$1,185,916

Major product types
Fats	$307,929	$48,579	$—	$356,508
Used cooking oil	69,859	—	—	69,859
Proteins	257,991	—	—	257,991
Bakery	80,543	—	—	80,543
Other rendering	43,741	—	—	43,741
Food ingredients	—	231,645	—	231,645
Bioenergy	—	—	104,432	104,432
Biofuels	—	—	2	2
Other	9,563	31,632	—	41,195
Net sales	$769,626	$311,856	$104,434	$1,185,916

	Nine Months Ended October 2, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,856,642	$207,100	$3,376	$2,067,118
Europe	316,804	487,056	307,971	1,111,831
China	10,594	165,880	—	176,474
South America	—	24,987	—	24,987
Other	8,962	41,929	—	50,891
Net sales	$2,193,002	$926,952	$311,347	$3,431,301

Major product types
Fats	$829,494	$131,123	$—	$960,617
Used cooking oil	207,325	—	—	207,325
Proteins	771,889	—	—	771,889
Bakery	222,850	—	—	222,850
Other rendering	132,150	—	—	132,150
Food ingredients	—	700,809	—	700,809
Bioenergy	—	—	307,971	307,971
Biofuels	—	—	3,376	3,376
Other	29,294	95,020	—	124,314
Net sales	$2,193,002	$926,952	$311,347	$3,431,301

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2022 under these long-term supply contracts was approximately $114.1 million, with the remaining performance obligations to be recognized in future periods (generally 4 years) of approximately $1.13 billion.

(21)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended October 1, 2022 and October 2, 2021, the Company recorded sales to the DGD Joint Venture of approximately $287.4 million and $102.9 million, respectively. For the nine months ended October 1, 2022 and October 2, 2021, the Company recorded sales to the DGD Joint Venture of approximately $797.5 million and $301.7 million, respectively. At October 1, 2022 and January 1, 2022, the Company has $57.8 million and $43.8 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $31.1 million and $21.6 million of additional sales for the nine months ended October 1, 2022 and October 2, 2021, respectively to defer the Company's portion of profit of approximately $7.6 million and $5.5 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at October 1, 2022 and October 2, 2021, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2023, unless extended by agreement of the parties. During the fourth quarter of fiscal 2021 and again in September 2022, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company for the three and nine months ended October 1, 2022 of approximately $0.1 million and $0.5 million, respectively. On July 29, 2022 and again on September 30, 2022, the DGD Joint Venture repaid all $50.0 million outstanding under the DGD Loan Agreement including the Company's full $25.0 million commitment together with interest. As of October 1, 2022, no amounts were owed to Darling Green under the DGD Loan Agreement.

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

(22)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$1,484	$3,008
Cash paid during the period for:
Interest, net of capitalized interest	$43,508	$32,430
Income taxes, net of refunds	$88,927	$36,709
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$53,362	$50,883
Non-cash financing activities
Debt issued for assets	$1,005	$66

(23)    New Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.
(24)    Subsequent Events

On October 18, 2022, the Company announced that we entered into a stock purchase agreement to acquire all the shares of Gelnex, a leading global producer of collagen products (including gelatin and collagen peptides), for approximately $1.2 billion in cash, plus or minus various closing adjustments in accordance with the stock purchase agreement. The transaction is subject to customary approvals, including the receipt of regulatory approval and is anticipated to close in the first quarter of 2023.

On November 2, 2022, the Company announced that we entered into a definitive agreement to purchase Polish rendering company, Miropasz Group for approximately €110.0 million, subject to post-closing adjustments. The transaction is subject to customary approvals, including the receipt of regulatory approval and is anticipated to close in the third quarter of 2023.

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

The Feed Ingredients operating segment includes the Company's global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America, Europe and South America into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America and South America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe, North America and South America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, (viii) the rearing and processing of black soldier fly larvae into specialty proteins for use in animal feed and pet food in North America, and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of renewable diesel and biodiesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements for the period ended October 1, 2022 included herein, (ii) the conversion of organic sludge and food waste into biogas in

Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

Results of Operations

Three Months Ended October 1, 2022 Compared to Three Months Ended October 2, 2021

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen Index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. Included on the Jacobsen are reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feather meal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”) as well as a range of other branded and value-added products, which are products of the Company's Feed Ingredients segment. In the United States and South America, the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because it provides a daily indication of the Company's U.S. and Brazilian revenue performance against business plan benchmarks. In Europe and South America, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2022, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2022, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2021 are as follows:

	Avg. Price 3rd Quarter 2022	Avg. Price 3rd Quarter 2021	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 404.41/ton	$ 385.53/ton	$ 18.88/ton	4.9%
Feed Grade PM (Mid-South)	$ 388.85/ton	$ 337.15/ton	$ 51.70/ton	15.3%
Pet Food PM (Mid-South)	$ 762.30/ton	$ 680.77/ton	$ 81.53/ton	12.0%
Feather meal (Mid-South)	$ 574.07/ton	$ 482.79/ton	$ 91.28/ton	18.9%
BFT (Chicago)	$ 80.04/cwt	$ 66.75/cwt	$ 13.29/cwt	19.9%
YG (Illinois)	$ 61.09/cwt	$ 44.70/cwt	$ 16.39/cwt	36.7%
Corn (Illinois)	$ 7.01/bushel	$ 6.20/bushel	$ 0.81/bushel	13.1%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,130.00/MT	$ 1,213.00/MT	$ (83.00)/MT	(6.8)%
Soy meal (CIF Rotterdam)	$ 535.00/MT	$ 469.00/MT	$ 66.00/MT	14.1%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2022, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2022.

	Avg. Price 3rd Quarter 2022	Avg. Price 2nd Quarter 2022	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 404.41/ton	$ 366.62/ton	$ 37.79/ton	10.3%
Feed Grade PM (Mid-South)	$ 388.85/ton	$ 385.83/ton	$ 3.02/ton	0.8%
Pet Food PM (Mid-South)	$ 762.30/ton	$ 801.37/ton	$ (39.07)/ton	(4.9)%
Feather meal (Mid-South)	$ 574.07/ton	$ 571.58/ton	$ 2.49/ton	0.4%
BFT (Chicago)	$ 80.04/cwt	$ 79.51/cwt	$ 0.53/cwt	0.7%
YG (Illinois)	$ 61.09/cwt	$ 60.11/cwt	$ 0.98/cwt	1.6%
Corn (Illinois)	$ 7.01/bushel	$ 8.20/bushel	$ (1.19)/bushel	(14.5)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,130.00/MT	$ 1,662.00/MT	$ (532.00)/MT	(32.0)%
Soy meal (CIF Rotterdam)	$ 535.00/MT	$ 550.00/MT	$ (15.00)/MT	(2.7)%

Segment Results

Segment operating income for the three months ended October 1, 2022 was $268.3 million, which reflects an increase of $62.6 million or 30.4% as compared to the three months ended October 2, 2021.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 1, 2022
Net Sales	$1,273,142	$347,902	$126,555	$—	$1,747,599
Cost of sales and operating expenses	1,012,899	256,557	101,781	—	1,371,237
Gross Margin	260,243	91,345	24,774	—	376,362

Gross Margin %	20.4%	26.3%	19.6%	—%	21.5%

Gain on sale of assets	(2,290)	(809)	(17)	—	(3,116)
Selling, general and administrative expenses	63,973	23,909	1,724	15,474	105,080
Acquisition and integration costs	—	—	—	4,503	4,503
Depreciation and amortization	80,679	14,408	7,284	2,607	104,978
Equity in net income of Diamond Green Diesel	—	—	103,414	—	103,414
Segment operating income/(loss)	117,881	53,837	119,197	(22,584)	268,331

Equity in net income of other unconsolidated subsidiaries	2,301	—	—	—	2,301
Segment income/(loss)	120,182	53,837	119,197	(22,584)	270,632

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 2, 2021
Net Sales	$769,626	$311,856	$104,434	$—	$1,185,916
Cost of sales and operating expenses	553,662	241,308	64,634	—	859,604
Gross Margin	215,964	70,548	39,800	—	326,312

Gross Margin %	28.1%	22.6%	38.1%	—%	27.5%

Gain on sale of assets	(229)	(8)	(264)	—	(501)
Selling, general and administrative expenses	54,997	24,417	4,481	13,380	97,275
Depreciation and amortization	53,824	14,933	6,361	2,708	77,826
Equity in net income of Diamond Green Diesel	—	—	53,951	—	53,951
Segment operating income/(loss)	107,372	31,206	83,173	(16,088)	205,663

Equity in net income of other unconsolidated subsidiaries	1,647	—	—	—	1,647
Segment income/(loss)	109,019	31,206	83,173	(16,088)	207,310

Feed Ingredients Segment

Raw material volume. In the three months ended October 1, 2022, the raw material processed by the Company's Feed Ingredients segment totaled approximately 3.1 million metric tons. Compared to the three months ended October 2, 2021, overall raw material volume processed in the Feed Ingredients segment increased approximately 39.6%. The increase was primarily due to the Valley Acquisition and the FASA Acquisition.

Sales. The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended October 2, 2021	$307.9	$258.0	$43.7	$609.6	$69.9	$80.6	$9.5	$769.6
Increase (decrease) in sales volumes	126.6	101.7	—	228.3	25.6	(2.1)	—	251.8
Increase in finished product prices	121.5	73.7	—	195.2	69.5	6.7	—	271.4
Decrease due to currency exchange rates	(12.7)	(19.6)	—	(32.3)	(1.4)	(0.4)	—	(34.1)
Other change	—	—	7.4	7.4	—	—	7.0	14.4
Total change	235.4	155.8	7.4	398.6	93.7	4.2	7.0	503.5
Net sales three months ended October 1, 2022	$543.3	$413.8	$51.1	$1,008.2	$163.6	$84.8	$16.5	$1,273.1

Margins. In the Feed Ingredients segment for the three months ended October 1, 2022, the gross margin percentage decreased to 20.4% as compared to 28.1% for the comparable period of fiscal 2021. The decrease in margin is primarily due to lower overall margins from the Valley Acquisition and the FASA Acquisition and higher overall energy prices as compared to fiscal 2021.

Segment operating income. Feed Ingredients operating income for the three months ended October 1, 2022 was $117.9 million, an increase of $10.5 million or 9.8% as compared to the three months ended October 2, 2021. The increase is due to higher overall finished product prices and higher raw material volumes that was partially offset by an increase in selling, general and administrative expenses and depreciation and amortization as compared to fiscal 2021.

Food Ingredients Segment

Raw material volume. In the three months ended October 1, 2022, the raw material processed by the Company's Food Ingredients segment totaled approximately 274,000 metric tons. Compared to the three months ended October 2, 2021, overall raw material volume processed in the Food Ingredients segment decreased approximately 0.4%.

Sales. Net sales increased in the Food Ingredients segment primarily due to more sales of higher margin hydrolyzed collagen.

Margins. In the Food Ingredients segment for the three months ended October 1, 2022, the gross margin percentage increased to 26.3% as compared to 22.6% for the comparable period of fiscal 2021. The increase is primarily due to increased sales of higher margin hydrolyzed collagen and slight reduction of raw material prices that more than offset higher energy prices as compared to fiscal 2021.

Segment operating income. Food Ingredients operating income was $53.8 million for the three months ended October 1, 2022, an increase of $22.6 million or 72.4% as compared to the three months ended October 2, 2021. The increase is primarily due to increased sales of higher margin hydrolyzed collagen and slight reduction of raw material prices that more than offset higher energy prices as compared to fiscal 2021.

Fuel Ingredients Segment

Raw material volume. In the three months ended October 1, 2022, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 362,000 metric tons. Compared to the three months ended October 2, 2021, overall raw material volume processed in the Fuel Ingredients segment increased approximately 19.1%. The increase was primarily due to the acquisition of Group Op de Beeck.

Sales. Net sales increased in the Fuel Ingredients segment primarily due to higher sales prices and volumes in Europe, which were offset by foreign currency impacts.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended October 1, 2022, the gross margin percentage decreased to 19.6% as compared to 38.1% for the comparable period of fiscal 2021. The decrease is primarily due to the recognition of alternative fuel mixture credits in the prior year.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended October 1, 2022 was $119.2 million, an increase of $36.0 million or 43.3% as compared to the same period in fiscal 2021. The increase is primarily attributed to higher blenders tax credits, higher Renewable Identification Number (“RIN”) prices and higher fuel prices that more than offset higher raw material costs at DGD and the recognition of alternative fuel mixture credits in the prior year.

Foreign Currency Exchange

    During the third quarter of fiscal 2022, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2021. Using actual results for the three months ended October 1, 2022 and using the prior year's average currency rate for the three months ended October 2, 2021, foreign currency translation would result in an increase in operating income of approximately $18.4 million. The average rate assumptions used in this calculation were the actual fiscal average rates for the three months ended October 1, 2022 of €1.00:$1.01 and C$1.00:$0.77 as compared to the average rates for the three months ended October 2, 2021 of €1.00:$1.18 and C$1.00:$0.79, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $15.5 million during the three months ended October 1, 2022, compared to approximately $13.4 million during the three months ended October 2, 2021, an increase of $2.1 million.  The increase is primarily due to higher costs for corporate related benefits and taxes and permits that more than offset a decrease in other overall costs.

Acquisition and Integration costs. Acquisition and integration costs were approximately $4.5 million during the three months ended October 1, 2022 as compared to no costs for the same period in fiscal 2021. These include costs related to the Company's acquisition of Valley Proteins, Group Op de Beeck, the FASA Acquisition and the recently announced Gelnex acquisition as well as other potential future acquisitions.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $2.6 million during the three months ended October 1, 2022, as compared to approximately $2.7 million for the same period in fiscal 2021.

Interest Expense. Interest expense was $39.8 million during the three months ended October 1, 2022, compared to $15.4 million during the three months ended July 3, 2021, an increase of $24.4 million. The increase in interest expense is primarily due to an increase in debt outstanding including increased interest expense from the issuance of the 6% Senior

Notes due 2030, the borrowing of all amounts under the term A-1 and term A-2 facilities and higher borrowings under the revolving credit facility as compared to the same period in fiscal 2021.

Foreign Currency Loss.  Foreign currency losses were $0.5 million for the three months ended October 1, 2022 as compared to foreign currency losses of $0.2 million for the three months ended October 2, 2021. The increase in currency losses is due primarily to an increase in losses on the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2021.

Other Expense, net. Other expense was $2.8 million in the three months ended October 1, 2022, compared to other expense of $0.9 million for the three months ended October 2, 2021. The increase in other expense was primarily due to an increase in fire and casualty loss from a plant fire partially offset by a decrease in the non-service component of pension expense and an increase in interest income as compared to the same period in fiscal 2021.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $35.2 million for the three months ended October 1, 2022, compared to $42.6 million recorded in the three months ended October 2, 2021, a decrease of $7.4 million, which is primarily due to an increase in the amount of biofuel tax incentives during the three months ended October 1, 2022. The effective tax rate for the three months ended October 1, 2022 and October 2, 2021 is 15.5% and 22.3%, respectively. The effective tax rate for the three months ended October 1, 2022 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and biofuel tax incentives. The effective tax rate for the three months ended October 2, 2021 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives and certain taxable income inclusion items in the U.S. based on foreign earnings.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring, acquisition and integration costs, goodwill and long-lived asset impairment, interest expense, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiary. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at October 1, 2022.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Third Quarter 2022 As Compared to Third Quarter 2021

	Three Months Ended
(dollars in thousands)	October 1, 2022	October 2, 2021
Net income attributable to Darling	$191,081	$146,812
Depreciation and amortization	104,978	77,826
Interest expense	39,816	15,409
Income tax expense	35,215	42,637
Acquisition and integration costs	4,503	—
Foreign currency loss	493	205
Other expense, net	2,807	853
Equity in net income of Diamond Green Diesel	(103,414)	(53,951)
Equity in net income of other unconsolidated subsidiaries	(2,301)	(1,647)
Net income attributable to non-controlling interests	1,220	1,394
Darling's Adjusted EBITDA	$274,398	$229,538

Foreign currency exchange impact (1)	18,426	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$292,824	$229,538

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$120,333	$60,026

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$394,731	$289,564

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the three months ended October 1, 2022 of €1.00:$1.01 and C$1.00:$0.77 as compared to the average rate for the three months ended October 2, 2021 of €1.00:$1.18 and C$1.00:$0.79, respectively.

Nine Months Ended October 1, 2022 Compared to Nine Months Ended October 2, 2021

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first nine months of fiscal 2022, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2022, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2021 are as follows:

	Avg. Price First Nine Months 2022	Avg. Price First Nine Months 2021	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 362.75/ton	$ 393.71/ton	$ (30.96)/ton	(7.9)%
Feed Grade PM (Mid-South)	$ 380.57/ton	$ 344.75/ton	$ 35.82/ton	10.4%
Pet Food PM (Mid-South)	$ 775.12/ton	$ 783.01/ton	$ (7.89)/ton	(1.0)%
Feather meal (Mid-South)	$ 556.99/ton	$ 495.77/ton	$ 61.22/ton	12.3%
BFT (Chicago)	$ 76.98/cwt	$ 56.59/cwt	$ 20.39/cwt	36.0%
YG (Illinois)	$ 58.37/cwt	$ 40.54/cwt	$ 17.83/cwt	44.0%
Corn (Illinois)	$ 7.37/bushel	$ 6.20/bushel	$ 1.17/bushel	18.9%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,449.00/MT	$ 1,155.00/MT	$ 294.00/MT	25.5%
Soy meal (CIF Rotterdam)	$ 554.00/MT	$ 492.00/MT	$ 62.00/MT	12.6%

Segment Results

Segment operating income for the nine months ended October 1, 2022 was $779.8 million, which reflects an increase of $106.4 million or 15.8% as compared to the nine months ended October 2, 2021.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 1, 2022
Net Sales	$3,322,927	$1,071,897	$369,297	$—	$4,764,121
Cost of sales and operating expenses	2,522,728	807,833	292,760	—	3,623,321
Gross Margin	800,199	264,064	76,537	—	1,140,800

Gross Margin %	24.1%	24.6%	20.7%	—%	23.9%

Gain on sale of assets	(3,595)	(891)	(74)	—	(4,560)
Selling, general and administrative expenses	185,045	73,608	9,921	46,314	314,888
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	13,634	13,634
Depreciation and amortization	203,967	44,307	20,894	8,169	277,337
Equity in net income of Diamond Green Diesel	—	—	248,898	—	248,898
Segment operating income/(loss)	406,225	147,040	294,694	(68,117)	779,842

Equity in net income of other unconsolidated subsidiaries	5,933	—	—	—	5,933
Segment income/(loss)	412,158	147,040	294,694	(68,117)	785,775

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 2, 2021
Net Sales	$2,193,002	$926,952	$311,347	$—	$3,431,301
Cost of sales and operating expenses	1,584,667	706,260	219,534	—	2,510,461
Gross Margin	608,335	220,692	91,813	—	920,840

Gross Margin %	27.7%	23.8%	29.5%	—%	26.8%

Gain on sale of assets	(490)	(1)	(302)	—	(793)
Selling, general and administrative expenses	162,594	75,150	13,822	42,239	293,805
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	162,404	45,666	19,214	8,298	235,582
Equity in net income of Diamond Green Diesel	—	—	281,964	—	281,964
Segment operating income/(loss)	283,827	99,877	340,265	(50,537)	673,432

Equity in net income of other unconsolidated subsidiaries	4,199	—	—	—	4,199
Segment income/(loss)	288,026	99,877	340,265	(50,537)	677,631

Feed Ingredients Segment

Raw material volume. In the nine months ended October 1, 2022, the raw material processed by the Company's Feed Ingredients segment totaled approximately 8.1 million metric tons. Compared to the nine months ended October 2, 2021, overall raw material volume processed in the Feed Ingredients segment increased approximately 21.8%. The increase is primarily due to the Valley Acquisition and the FASA Acquisition.

Sales. The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales nine months ended October 2, 2021	829.5	771.9	132.1	$1,733.5	207.4	222.9	29.2	$2,193.0
Increase in sales volumes	182.4	166.7	—	349.1	41.7	3.5	—	394.3
Increase in finished product prices	422.1	136.2	—	558.3	164.1	27.1	—	749.5
Decrease due to currency exchange rates	(23.4)	(39.7)	(2.0)	(65.1)	(2.0)	(0.6)	—	(67.7)
Other change	—	—	42.7	42.7	—	—	11.1	53.8
Total change	581.1	263.2	40.7	885.0	203.8	30.0	11.1	1,129.9
Net sales nine months ended October 1, 2022	$1,410.6	$1,035.1	$172.8	$2,618.5	$411.2	$252.9	$40.3	$3,322.9

Margins. In the Feed Ingredients segment for the nine months ended October 1, 2022, the gross margin percentage decreased to 24.1% as compared to 27.7% for the comparable period of fiscal 2021. The decrease in margin is primarily due to lower overall margins from the Valley Acquisition and the FASA Acquisition and higher overall energy prices as compared to fiscal 2021.

Segment operating income. Feed Ingredients operating income for the nine months ended October 1, 2022 was $406.2 million, an increase of $122.4 million or 43.1% as compared to the nine months ended October 2, 2021. The increase is due to higher overall fat finished product prices and higher raw material volumes notwithstanding an asset impairment charge that was partially offset by an increase in selling, general and administrative expenses and depreciation and amortization as compared to fiscal 2021.

Food Ingredients Segment

Raw material volume. In the nine months ended October 1, 2022, the raw material processed by the Company's Food Ingredients segment totaled approximately 824,000 metric tons. Compared to the nine months ended October 2, 2021, overall raw material volume processed in the Food Ingredients segment increased approximately 0.1%.

Sales. Net sales increased in the Food Ingredients segment primarily due to more sales of higher margin hydrolyzed collagen and higher sales prices in the edible fat markets.

Margins. In the Food Ingredients segment for the nine months ended October 1, 2022, the gross margin percentage increased to 24.6% as compared to 23.8% for the comparable period of fiscal 2021. The increase is primarily due to increased sales of higher margin hydrolyzed collagen and slight reduction of raw material prices that more than offset higher energy prices as compared to fiscal 2021.

Segment operating income. Food Ingredients operating income was $147.0 million for the nine months ended October 1, 2022, an increase of $47.1 million or 47.1% as compared to the nine months ended October 2, 2021. The increase is primarily due to increased sales of higher margin hydrolyzed collagen and slight reduction of raw material prices that more than offset higher energy prices as compared to fiscal 2021.

Fuel Ingredients Segment

Raw material volume. In the nine months ended October 1, 2022, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 1,054,000 metric tons. Compared to the nine months ended October 2, 2021, overall raw material volume processed in the Fuel Ingredients segment increased approximately 11.4%. The increase is primarily due to the acquisition of Group Op de Beeck.

Sales. Net sales increased in the Fuel Ingredients segment primarily due to higher sales prices and volumes in Europe, which were offset by foreign currency impacts.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the nine months ended October 1, 2022, the gross margin percentage decreased to 20.7% as compared to 29.5% for the comparable period of fiscal 2021. The decrease is primarily due to the recognition of alternative fuel mixture credits in the prior year.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the nine months ended October 1, 2022 was $294.7 million, a decrease of $45.6 million or (13.4)% as compared to the same period in fiscal 2021. The decrease is primarily attributed to higher raw material costs at DGD, a catalyst turnaround at DGD during the first quarter of fiscal 2022 and also due to lower values for LCFS credits and the recognition of alternative fuel mixture credits in the prior year that more than offset higher blenders tax credits and higher fuel and RIN prices as compared to the same period in fiscal 2021.

Foreign Currency Exchange

    During the first nine months of fiscal 2022, the euro and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2021. Using actual results for the nine months ended October 1, 2022 and using the prior year's average currency rate for the nine months ended October 2, 2021, foreign currency translation would result in an increase in operating income of approximately $41.6 million. The average rate assumptions used in this calculation were the actual fiscal average rates for the nine months ended October 1, 2022 of €1.00:$1.06 and C$1.00:$0.78 as compared to the average rates for the nine months ended October 2, 2021 of €1.00:$1.20 and C$1.00:$0.80, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $46.3 million during the nine months ended October 1, 2022, compared to approximately $42.2 million during the nine months ended October 2, 2021, an increase of $4.1 million.  The increase is primarily due to higher costs for information technology, legal, travel and taxes and permits that more than offset a decrease in other overall costs.

Acquisition and Integration costs. Acquisition and integration costs were approximately $13.6 million during the nine months ended October 1, 2022 as compared to no costs for the same period in fiscal 2021. These include costs related to the Company's acquisition of Valley Proteins, Group Op de Beeck, the FASA Acquisition and the recently announced Gelnex acquisition as well as other potential future acquisitions.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $8.2 million during the nine months ended October 1, 2022, as compared to approximately $8.3 million for the same period in fiscal 2021.

Interest Expense. Interest expense was $79.4 million during the nine months ended October 1, 2022, compared to $47.1 million during the nine months ended October 2, 2021, an increase of $32.3 million. The increase in interest expense is primarily due to an increase in debt outstanding including increased interest expense from the issuance of the 6% Senior Notes due 2030, the borrowing of all amounts under the term A-1 and term A-2 facilities and higher borrowings under the revolving credit facility as compared to the same period in fiscal 2021.

Foreign Currency Loss.  Foreign currency losses were $6.0 million for the nine months ended October 1, 2022 as compared to foreign currency losses of $1.3 million for the nine months ended October 2, 2021. The increase in currency losses is due primarily to increased losses on derivatives offset by the revaluation of non-functional currency assets and liabilities as compared to the same period in fiscal 2021.

Other Expense, net. Other expense was $3.9 million in the nine months ended October 1, 2022, compared to other expense of $3.2 million for the nine months ended October 2, 2021. The increase in other expense was primarily due to an increase in fire and casualty loss from a plant fire that was mostly offset by a decrease in the non-service component of pension expense and an increase in interest income as compared to the same period in fiscal 2021.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $108.6 million for the nine months ended October 1, 2022, compared to $126.3 million recorded in the nine months ended October 2, 2021, a decrease of $17.7 million, which is primarily due to an increase in the amount of biofuel tax incentives and discrete tax benefits from stock-based compensation recognized during the nine months ended October 1, 2022. The effective tax rate for the nine months ended October 1, 2022 and October 2, 2021 is 15.6% and 20.2%, respectively. The effective tax rate for the nine months ended October 1, 2022 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and discrete items, including excess tax benefits from stock-based compensation. The effective tax rate for the first nine months of fiscal 2021 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, certain taxable income inclusion items in the U.S. based on foreign earnings, and discrete items, including excess tax benefits from stock-based compensation. The Company's effective tax rate excluding discrete items is 17.8% for the nine months ended October 1, 2022, compared to 22.1% for the nine months ended October 2, 2021.

Non-U.S. GAAP Measures

For a discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended October 1, 2022 Compared to the Three Months Ended October 2, 2021 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Nine Months of Fiscal 2022 As Compared to First Nine Months of Fiscal 2021

	Nine Months Ended
(dollars in thousands)	October 1, 2022	October 2, 2021
Net income attributable to Darling	$581,130	$495,160
Depreciation and amortization	277,337	235,582
Interest expense	79,427	47,105
Income tax expense	108,631	126,324
Restructuring and asset impairment charges	8,557	778
Acquisition and integration costs	13,634	—
Foreign currency loss	6,005	1,299
Other expense, net	3,851	3,210
Equity in net income of Diamond Green Diesel	(248,898)	(281,964)
Equity in net income of other unconsolidated subsidiaries	(5,933)	(4,199)
Net income attributable to non-controlling interests	6,731	4,533
Darling's Adjusted EBITDA	$830,472	$627,828

Foreign currency exchange impact (1)	41,581	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$872,053	$627,828

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$297,503	$300,227

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$1,127,975	$928,055

(1) The average rates assumption used in this calculation was the actual fiscal average rate for the nine months ended October 1, 2022 of €1.00:$1.06 and C$1.00:$0.78 as compared to the average rate for the nine months ended October 2, 2021 of €1.00:$1.20 and C$1.00:$0.80, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at October 1, 2022. On October 1, 2022, debt outstanding under the Company's Amended Credit Agreement, the Company's 6% Notes, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs and bond premium	(7,421)
Carrying value of 6% Notes due 2030	$992,579

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(4,337)
Carrying value of 5.25% Notes due 2027	$495,663

3.625 % Notes due 2026 - Denominated in euros	$501,996
Less unamortized deferred loan costs	(3,637)
Carrying value of 3.625% Notes due 2026	$498,359

Amended Credit Agreement:
Term A-1 facility	$400,000
Less unamortized deferred loan costs	(766)
Carrying value of Term A-1 facility	$399,234

Term A-2 facility	496,875
Less unamortized deferred loan costs	(1,101)
Carrying value of Term A-2 facility	$495,774

Term Loan B	$200,000
Less unamortized deferred loan costs	(1,461)
Carrying value of Term Loan B	$198,539

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	48,401
Borrowings outstanding	93,233
Letters of credit issued	3,858
Availability	$1,354,508

Other Debt	$111,183

During the first nine months of fiscal 2022, the U.S. dollar strengthened as compared to the euro at January 1, 2022. Using the euro based debt outstanding at October 1, 2022 and comparing the closing balance sheet rate at October 1, 2022 to the balance sheet rate at January 1, 2022, the U.S. dollar debt balances of euro based debt decreased by approximately $92.0 million at October 1, 2022. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at October 1, 2022 of €1.00:$0.974750 as compared to the closing balance sheet rate at January 1, 2022 of €1.00:$1.1320.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. Effective March 2, 2022, the Company and certain of its subsidiaries entered into an amendment (the "Eighth Amendment") with its lenders to the Amended Credit Agreement. Among other things, the Eighth Amendment (a) added a new delayed draw incremental term facility (the “term A-2 facility”) and new incremental term loans pursuant thereto, in an aggregate principal amount of up to $500.0 million, which is available to the Company for general corporate purposes, including acquisitions and capital expenditures, and will mature on December 9, 2026 and (b) updated and modified certain other terms and provisions of the Amended Credit Agreement to reflect the addition of the term A-2 facility to the Amended Credit Agreement. Effective September 6, 2022, the Company and certain of its subsidiaries entered into an amendment (the “Ninth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Ninth Amendment (a) adds (i) a new delayed draw incremental term facility (the “term A-3 facility”) and new Incremental Term Loans pursuant thereto, in an aggregate principal amount of up to $300.0 million, and (ii) a new delayed draw incremental term facility (the “term A-4 facility”) and new Incremental Term Loans pursuant thereto, in an aggregate principal amount of up to $500.0 million which, in each case, will be made available to the Company and have maturity dates co-terminous with the Company’s previously existing delayed draw term A-1 facility and term A-2 facility, and (b) updates and modifies certain other terms and provisions of the Amended Credit Agreement to reflect the addition of the term A-3 facility and term A-4 facility to the Amended Credit Agreement. The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $3.725 billion comprised of (i) the Company's $525.0 million term loan B facility, (ii) the Company's $400.0 million delayed draw term A-1 loan, (iii) the Company's $500.0 million delayed draw term A-2 loan, (iv) the Company's $300.0 million delayed draw Term A-3 Facility, (v) the Company's $500.0 million delayed draw Term A-4 Facility and (vi) the Company's $1.5 billion five-year revolving loan facility (up to $150.0 million of which will be available for a letter of credit subfacility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving loan facility is available to be borrowed by Darling, Darling Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving loan facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

•As of October 1, 2022, the Company had availability of $1,354.5 million under the revolving credit facility, taking into account that the Company had $93.2 million outstanding borrowings, $48.4 million in ancillary facilities and letters of credit issued of $3.9 million.

•As of October 1, 2022, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has made no repayments. Amounts borrowed under the term A-1 facility that are repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of October 1, 2022, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $3.1 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of October 1, 2022, the Company had full availability under its delayed draw term A-3 facility commitment of $300.0 million. Under the terms of the delayed draw term A-3 facility, the Company can take up to twelve months or until September 6, 2023 to borrow under the term A-3 facility commitment in U.S. dollars. Amounts borrowed under the term A-3 facility that are repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of October 1, 2022, the Company had full availability under its delayed draw term A-4 facility commitment of $500.0 million. Under the terms of the delayed draw term A-4 facility, the Company can take up to twelve months or until September 6, 2023 to borrow under the term A-4 facility commitment in U.S dollars. Amounts borrowed under the term A-4 facility that are repaid by the Company cannot be reborrowed. The term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or termination date and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of October 1, 2022, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid $325.0 million, which when repaid, cannot be reborrowed. As a result of early payments made by the Company under the term loan B facility only one final installment of the relevant term loan B facility then outstanding is due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•The interest rate applicable to any borrowings under the revolving credit facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.375% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.375% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-1 facility and the term A-3 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.375% per annum subject to certain step-ups and step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

6% Senior Notes due 2030. On June 9, 2022, Darling issued and sold $750.0 million aggregate principal amount of 6% Senior Notes due 2030 (the “6% Initial Notes”). The 6% Initial Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 9, 2022 (the “6% Base Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Truist Bank, as trustee. The gross proceeds from the offering, together with cash on hand, were used to repay the Company's outstanding revolver borrowings and for general corporate purposes, including to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering. On August 17, 2022, Darling issued an additional $250.0 million in aggregate principal amount of its 6% Senior Notes due 2030 (the “add-on notes” and, together with the 6% Initial Notes, the “6% Notes”). The add-on notes and related guarantees, which were offered in a private offering, were issued as additional notes under the 6% Base Indenture, as supplemented by a supplemental indenture, dated as of August 17, 2022 (the “supplemental indenture” and, together with the 6% Base Indenture, the “6% Indenture”). The add-on notes have the same terms as the 6% Initial Notes (other than issue date and issue price) and, together with the 6% Initial Notes, constitute a single class of securities under the 6% Indenture. The add-on notes were issued at a premium resulting in the Company receiving $255.0 million upon issuance. The premium of approximately $5.0 million will be amortized over the term of the now $1.0 billion of 6% Notes. The 6% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities.

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

Other debt consists of U.S. and European overdraft ancillary facilities and finance lease obligations, note arrangements in U.S., Brazil, China and European notes that are not part of the Company's Amended Credit Agreement, 6% Notes, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s October 1, 2022 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of October 1, 2022, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On October 1, 2022, the Company had working capital of $534.1 million and its working capital ratio was 1.52 to 1 compared to working capital of $336.3 million and a working capital ratio of 1.45 to 1 on January 1, 2022.  As of October 1, 2022, the Company had unrestricted cash of $126.0 million and funds available under the revolving credit facility of $1,354.5 million, compared to unrestricted cash of $68.9 million and funds available under the revolving credit facility of $1,285.9 million at January 1, 2022. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $638.4 million for the first nine months ended October 1, 2022, as compared to net cash provided by operating activities of $452.0 million for the first nine months ended October 2, 2021, an increase of $186.4 million due primarily to an increase in net income and the effect from distributions from the DGD Joint Venture. Additionally, changes in operating assets and liabilities impacted cash provided by operating activities, which includes an approximately $40.3 million increase in cash provided by accounts receivable, an approximately $43.5 million decrease in cash provided by inventory and prepaid expense, an approximately $31.8 million increase in cash provided by accounts payable and accrued expenses and an approximately $20.7 million decrease in income taxes refundable/payable.  Cash used in investing activities was $2,222.8 million for the first nine months ended October 1, 2022, compared to $219.7 million for the first nine months ended October 2, 2021, an increase in cash used in investing activities of $2,003.1 million, primarily due to acquisitions and capital contributions to the DGD Joint Venture.  Net cash provided in financing activities was $1,682.9 million for the first nine months ended October 1, 2022, compared to net cash used in financing activities of $240.1 million for the first nine months ended October 2, 2021, an increase in net cash provided in financing activities of $1,923.0 million, primarily due to an increase in debt borrowings, utilized to fund the current year acquisitions in the first nine months ended October 1, 2022 compared to the first nine months ended October 2, 2021.

Capital expenditures of $257.1 million were made during the first nine months of fiscal 2022, compared to $191.7 million in the first nine months of fiscal 2021. The Company expects to incur additional capital expenditures of approximately $125 million for the remainder of fiscal 2022 including compliance and expansion projects and spending related to acquired companies. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $29.2 million and $23.8 million during the first nine months ended October 1, 2022 and October 2, 2021, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first nine months of fiscal 2022, the Company has accrued approximately $20.5 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self insurance reserves and accrued insurance obligations, which are included in current accrued expenses at October 1, 2022.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.3 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.2 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended October 1, 2022 of approximately $2.0 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended October 1, 2022 of approximately $2.1 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the current COVID-19 outbreak and the Russia-Ukraine war, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and one has certified as endangered or yellow zone as defined by the PPA. The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of October 1, 2022, the Company has an aggregate accrued liability of approximately $3.9 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with Valero to form the DGD Joint Venture. The DGD Joint Venture is owned 50% / 50% with Valero and was formed to design, engineer, construct and operate a renewable diesel plant located adjacent to Valero's refinery in Norco, Louisiana (the “DGD Norco Facility”). The DGD Norco Facility reached mechanical completion and began the production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD Norco Facility that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. The expansion of the DGD Norco Facility was completed and became operational in October 2021, at a total cost, including naphtha production and improved logistics capability, of approximately $1.1 billion, which was substantially funded by DGD Joint Venture cash flow. Additionally, in January 2021, we and our DGD Joint Venture partner approved the construction of a new facility to be located next to Valero’s Port Arthur Refinery in Port Arthur, Texas, capable of producing 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD Norco Facility. The startup process is underway, and the new plant is expected to commence operations in November 2022, with the total cost of the expansion project estimated to be approximately $1.45 billion. Once operational, the new plant is expected to increase the DGD Joint Venture’s total renewable diesel production capacity to approximately 1.2 billion gallons per year. Based on forecasted margins as of the date of this report, the remaining capital expenditures at the Port Arthur expansion project are expected to be primarily funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fund the remaining project costs, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2023, unless extended by agreement of the parties. During the fourth quarter of fiscal 2021 and again in September 2022, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company for the nine months ended October 1, 2022 of approximately $0.5 million, respectively. On July 29, 2022 and again on September 30, 2022, the DGD Joint Venture repaid all $50.0 million outstanding under the DGD Loan Agreement including the Company's full $25.0 million commitment together with interest. As of October 1, 2022, no amounts were owed to Darling Green under the DGD Loan Agreement.

On March 30, 2021, the DGD Joint Venture entered into a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures March 30, 2024 and is non-recourse to the joint venture partners. As of October 1, 2022, the DGD Joint Venture has borrowings outstanding of $100.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD Norco Facility, the Company contributed a total of approximately $111.7 million for initial completion of the DGD Norco Facility including the Company's portion of cost overruns and working capital funding. In fiscal year 2021, each joint partner contributed a total of approximately $189.0 million and in the nine months ended October 1, 2022, each joint venture partner made additional capital contributions of approximately $239.8 million to the DGD Joint Venture. On August 5, 2022, each joint venture partner received a dividend distribution of approximately $90.5 million from the DGD Joint Venture. As of October 1, 2022, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1,749.6 million included on the consolidated balance sheet.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the COVID-19 outbreak and the Russia-Ukraine war and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2022 and thereafter.  The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, other than the Company's previously announced acquisition of Gelnex for approximately $1.2 billion in cash, which will be financed through borrowings under the Company's Amended Credit Agreement, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture expansion project or potential investments in additional renewable diesel and/or biofuel projects; investments in response to governmental regulations relating to climate change, human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2024, unless further extended or shortened by the Board of Directors. During the first nine months of fiscal 2022, the Company has repurchased approximately $103.1 million of its common stock in the open market. As of October 1, 2022, the Company had approximately $396.9 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $404.6 million of commodity products consisting of approximately $143.2 million of finished products, approximately $241.9 million of natural gas and diesel fuel and approximately $19.5 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at October 1, 2022.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of derivative accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2022 and through fiscal 2026, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company's Amended Credit Agreement at October 1, 2022 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,858
Standby letters of credit (ancillary facility)	25,672
Foreign and domestic bank guarantees	22,039
Total other commercial commitments:	$51,569

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 23, “New Accounting Pronouncements,” to the consolidated financial statements for a description of new accounting pronouncements.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The interest rate swaps and the natural gas swaps are subject to the requirements of FASB authoritative guidance. Some of the Company's natural gas and diesel fuel instruments are not subject to the requirements of FASB authoritative guidance because some of the natural gas and diesel fuel instruments qualify as normal purchases as defined in FASB authoritative guidance therefore not subject to fair value derivative accounting. At October 1, 2022, the Company had corn option contracts, soybean meal forward contracts and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2021 and fiscal 2022, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2023. As of October 1, 2022 and January 1, 2022 the aggregate fair value of these corn option contracts was approximately $1.5 million and $2.8 million, respectively. These amounts are included in current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2021 and fiscal 2022, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2023. As of October 1, 2022 and January 1, 2022, the aggregate fair value of these foreign exchange contracts was approximately $6.2 million and $0.6 million, respectively. As of October 1, 2022, approximately $9.4 million is included in other current assets, approximately $1.6 million is included in noncurrent assets, approximately $3.6 million is included in accrued expenses and approximately $1.3 million is in noncurrent liabilities, with an offset recorded in accumulated other comprehensive loss. As of January 1, 2022, approximately $2.8 million is included in other current assets and approximately $2.2 million is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2021 and fiscal 2022, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2022. As of October 1, 2022 and January 1, 2022, the aggregate fair value of the soybean meal contracts was $0.1 million and $0.1 million, respectively. The amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of October 1, 2022, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	8,959	Euro	1,700	5.27	$1,651
Brazilian real	2,232,773	U.S. dollar	459,054	3.35 - 6.63	459,054
Euro	36,517	U.S. dollar	36,777	0.97 - 1.17	36,777
Euro	27,815	Polish zloty	133,000	4.72 - 4.79	27,113
Euro	11,251	Japanese yen	1,568,150	135.08 - 142.91	10,967
Euro	22,276	Chinese renminbi	156,238	6.92 - 7.69	21,714
Euro	17,073	Australian dollar	25,050	1.46 - 1.49	16,642
Euro	2,775	British pound	2,500	0.90	2,705
Euro	38	Canadian dollar	50	1.32	37
Euro	1,000,000	Brazilian real	5,000,000	5.00	974,750
Polish zloty	507	U.S. dollar	103	4.92	103
Polish zloty	29,878	Euro	6,250	4.78 - 4.79	5,980
British pound	335	Euro	371	0.90	370
British pound	350	U.S. dollar	376	1.07	376
Japanese yen	41,996	U.S. dollar	366	114.67 - 114.82	366
U.S. dollar	488	Japanese yen	70,000	143.30	488
Australian dollar	208	Euro	131	1.59	135
Australian dollar	214	U.S. dollar	140	0.65	140
					$1,559,368

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $5.0 million and are included in other current assets and accrued expenses at October 1, 2022.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at October 1, 2022. These contracts have an aggregate fair value of approximately $1.2 million and are included in other current assets and accrued expenses at October 1, 2022.

As of October 1, 2022, the Company had forward purchase agreements in place for purchases of approximately $241.9 million of natural gas and diesel fuel and approximately $19.5 million of other commitments during the next five years. As of October 1, 2022, the Company had forward purchase agreements in place for purchases of approximately $143.2 million of finished product during the next five years.

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

During 2022, the Company acquired Group Op de Beeck, Valley Proteins and the FASA Group. The Company is currently in the process of integrating these three acquisitions pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of the ongoing integration activities, and as a result, certain controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout the integration process. Because of the volume of acquisitions and the timing, the internal control over financial reporting of these three acquisitions will be excluded from management's assessment of the Company's internal control over financial reporting for fiscal 2022, as permitted under SEC regulations.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2022

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 18 (Contingencies) on pages 26 through 27 of this Form 10-Q and is incorporated herein by reference.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years ending August 13, 2024 of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's common stock depending on market conditions. During the first nine months of fiscal 2022, the Company repurchased approximately $103.1 million, including commissions, worth of its common stock in the open market. As of October 1, 2022, the Company had approximately $396.9 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

The following table is a summary of equity securities purchased by the Company during the third quarter of fiscal 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
July 2022:
July 2, 2022 through July 30, 2022	492,157		61.33	491,620	$404,869,938
August 2022:
July 31, 2022 through August 27, 2022	12,897		75.70	—	404,869,938
September 2022:
August 28, 2022 through October 1, 2022	118,305		66.67	118,035	396,970,892
Total	623,359	(3)	65.50	609,655	$396,970,892

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
(3)    Includes 13,704 shares withheld for the exercise of options and taxes on restricted stock, restricted stock units, performance units and options. The 609,655 shares were repurchased at an average of $62.66 per share.
(4)    Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced, to repurchase up to an aggregate of $500.0 million of the Company's common stock over the period ending August 13, 2024, unless extended or shortened by the Board of Directors.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

4.1
First Supplemental Indenture, dated as of August 17, 2022, by and among the Company, as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 17, 2022 and incorporated herein by reference).

10.1
Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of September 6, 2022, by and among Darling Ingredients Inc., as the parent borrower, the other subsidiary borrowers party thereto, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2022 and incorporated herein by reference).

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of October 1, 2022 and January 1, 2022; (ii) Consolidated Statements of Operations for the three and nine months ended October 1, 2022 and October 2, 2021; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended October 1, 2022 and October 2, 2021; (iv) Consolidated Statements of Stockholders' Equity for the nine months ended October 1, 2022 and October 2, 2021; (v) Consolidated Statements of Cash Flows for the nine months ended October 1, 2022 and October 2, 2021; (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 8, 2022	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)