Form 10-K
period 2022-12-31
DARLING INGREDIENTS INC.
filed 2023-02-27
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware		36-2495346
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification Number)

5601 N MacArthur Blvd.,
Irving,	Texas	75038
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

  Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $9,962,749,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 159,945,392 shares of common stock, $0.01 par value, outstanding at February 23, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2023 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

Auditor Name:	KPMG LLP	Auditor Location:	Dallas, Texas	Auditor Firm ID:	185

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, animal feed, industrial, fuel, bioenergy and fertilizer industries. In fiscal 2022, the Company completed several acquisitions including two material rendering operations, Valley Proteins in North America and the FASA Group in South America. See Note 3 to the Company's Consolidated Financial Statements for more information. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. In fiscal year 2022, the Company generated $6.5 billion in revenues and $737.7 million in net income attributable to Darling.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 155 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), meat products for the pet food industry, blood products (plasma and whole blood), collagen, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. In the United States, Darling is a partner with Valero Energy Corporation in Diamond Green Diesel, a renewable diesel facility, which converts used cooking oils and animal fats into valuable biofuel products. In Canada, the Company is a leading recycler of animal by-products. Darling's Canadian ingredients business processes raw materials into finished fat and protein products for use in animal feed, pet food, fertilizer and other ingredients. Darling's Canadian ingredients business has a network of six facilities in Manitoba, Ontario, Quebec and Nova Scotia.

Europe, Asia, Australia and South America

Darling Ingredients International, our subsidiary, is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in the pharmaceutical, food, pet food, animal feed, industrial, fuel, bioenergy and fertilizer industries. Darling Ingredients International operates a global network of 74 production facilities across five continents covering all aspects of animal by-product processing through six brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), FASA (proteins and fats), Ecoson (bioenergy and fertilizer), Rousselot (collagen) and CTH (natural casings). Darling Ingredients International's specialized portfolio of over 340 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s rendering and specialties business has leading positions across Europe, China and South America, with European operations in the Netherlands, Belgium, Germany, Poland and Italy under the Ecoson, Rendac, Sonac and FASA brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot is a global leading market provider of collagen for the food, pharmaceutical and technical industries with operations in Europe, the United States, South

America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 2 to the Company's Consolidated Financial Statements for the period ended December 31, 2022 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable EU regulations into low-grade energy sources to be used in industrial applications in Europe, and (iv) the processing of manure into natural bio-phosphate in Europe.

For financial information about our operating segments and geographic areas, refer to Note 21 and Note 22 to the Company's Consolidated Financial Statements for the period ended December 31, 2022 included herein.

Fiscal Year 2022, 2021 and 2020 Net External Sales

Darling’s net external sales from fiscal year 2022, 2021 and 2020 by operating segment were as follows (in thousands):

	Fiscal Year 2022		Fiscal Year 2021		Fiscal Year 2020
Net sales:
Feed Ingredients	$4,539,000	69.5%	$3,039,500	64.1%	$2,072,104	58.0%
Food Ingredients	1,459,630	22.3	1,271,629	26.8	1,185,701	33.2
Fuel Ingredients	533,574	8.2	430,240	9.1	314,118	8.8
Total	$6,532,204	100.0%	$4,741,369	100.0%	$3,571,923	100.0%

OPERATIONS

Feed Ingredients Segment

Our Feed Ingredients segment consists principally of (i) our U.S. ingredients and speciality products businesses, including our fats and proteins, used cooking oil, and trap grease collection business, our Canadian ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac and FASA names (proteins, fats and plasma products) and (ii) our bakery residuals business.
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
International Operations

Darling Ingredients International’s ingredients and specialty products businesses are operated under the Sonac and FASA names by our Sonac C3 and Sonac Blood business activities. The Sonac ingredients and specialty products businesses of Darling Ingredients International operate similarly to our North American ingredients division. However, the Sonac businesses, with the exception of Sonac C3, further separate raw material streams to add additional value to each stream.

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

Used Cooking Oil

The Company is a leading collector and processor of used cooking oil in North America for use as a valuable low carbon fuel and feed ingredient. The Company estimates it collects used cooking oil from approximately 191,000 locations in the U.S. The Company’s primary customer for this product is the DGD Joint Venture.

Raw materials: Used cooking oil is collected from restaurants, food service establishments and grocery stores. Many of our suppliers operate stores that are part of national chains. Used cooking oil is placed in various sizes and types of containers and supplied to the Company under mutually agreeable contract terms. In some instances, these containers are unloaded directly onto our trucks, while in other instances used cooking oil is pumped through a vacuum hose into the truck.  We provide several types of containers for used cooking oil collection to food service establishments, which are proprietary self-contained collection systems that are housed either inside or outside the establishment, with the used cooking oil pumped directly into collection vehicles via an outside valve. The frequency of all forms of used cooking oil collection is determined by the volume of oil generated by the restaurant, food service establishment or grocery store.

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
Collagen
Rousselot is a global leading market provider of collagen for the food, nutraceutical, pharmaceutical and technical (e.g., photographic) industries with operations in Europe, China, South America and the United States. Rousselot has a network of 11 production plants and six sales locations, covering sales into more than 70 countries. With the Rousselot collagen business, the Company is part of the growing global collagen market. Collagen is a functional ingredient, which means that it has a role in the end product by adding a critical property to it that is largely non-substitutable. Collagen is used in a large variety of end products, but only small amounts are used in most products. Currently, available substitutes are limited and do not have the broad functionality required for most usages. Rousselot collagen products have higher sales prices relative to the Company’s other end products, but comprise a minimal portion of the cost of final products in many segments, for example the pharmaceutical end markets. We believe many end customers focus on collagen quality and consistency, supply reliability, application know-how and regulatory support and are therefore relatively less price sensitive to collagen products. Rousselot’s profitability is mainly driven by its ability to timely transfer increases in net raw material costs to its customers in order to realize a relatively stable added value per kilogram of collagen, in combination with a strong focus on operations excellence and product quality. Rousselot is involved in all four types of collagen (pigskin, hide, bone and fish). Raw material prices are mainly driven by the availability and quality of raw material, and sales prices are mainly driven by market demand and the expected availability of collagen supply. As such, securing sufficient raw material positions is key to the business. Rousselot enters into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot markets its hydrolyzed collagen under the “Peptan” brand; this fast-growing specialty ingredient is positioned specifically towards nutritional supplement customers focusing on improved bone, joint and skin health.
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

Diamond Green Diesel

The DGD Joint Venture currently operates two renewable diesel plants, one located adjacent to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD St. Charles Plant”) and one located adjacent to Valero’s Port Arthur Refinery in Port Arthur, Texas (the “DGD Port Arthur Plant” and, together with the DGD St. Charles Plant, the “DGD Facilities”), with a combined renewable diesel production capacity of approximately 1.2 billion gallons per year. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Facilities using an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons. The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets, at a total cost, including naphtha production and improved logistics capability, of approximately $1.1 billion. Additionally, in November 2022 the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a name plate capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. The DGD Port Arthur Plant was completed at a total cost of approximately $1.43 billion. Furthermore, in January 2023, the DGD Joint Venture partners approved a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to sustainable aviation fuel (SAF). Work on the project is underway, with completion expected in 2025 at a total estimated cost of approximately $315 million.

The DGD Facilities receive feedstocks primarily by rail and trucks owned by third-parties as well as imports via ships. We are a party to a raw material supply agreement with the DGD Joint Venture pursuant to which we are obligated to offer to supply the DGD Joint Venture a portion of the feedstock requirements at the DGD St. Charles Plant at market rates; however, the DGD Joint Venture is not obligated to purchase all or any part of its feedstock requirements from us. The DGD Joint Venture’s renewable diesel is sold under the Diamond Green Diesel® brand primarily to obligated parties who produce or import petroleum-based fuels into areas subject to renewable fuels obligations. The DGD Joint Venture sells renewable diesel domestically and exports renewable diesel into global markets, primarily Canada and Europe. Renewable diesel is distributed primarily by rail and ships owned by third-parties.

We account for the DGD Joint Venture as an “investment in an unconsolidated subsidiary.”

Bioenergy

In Europe, Ecoson produces green power from biogas production out of organic sludge and food waste for combined heat plant installations.  Ecoson is the largest industrial digestion operation in the Netherlands and Belgium. In addition, Ecoson's fat refinery produces refined fats and fatty acids. Ecoson also processes manure into natural biophosphate for use as fertilizer and green gas.

Rendac collects fallen stock and animal waste, also referred to as Category 1 and Category 2 material under EU Regulation 1069/2009, from farmers and slaughterhouses, and processes these materials into fats and meals, which can only be used as a low grade source of energy or fuel for boilers and cement kilns. With a specialized collection fleet of approximately 350 trucks, Rendac collects raw materials in the Netherlands, Germany, Luxembourg and Belgium. This business is a market leader in the countries of Belgium, the Netherlands and Luxembourg (the "Benelux region") and certain parts of Germany, a predominantly regulated market with spare capacity requirements and long-term contracts with local governments. The market for the collection and processing of fallen stock in these regions is regulated, and government contracts provide for exclusivity of the service to the contracted partner.

Raw materials pricing and supply contracts

We have two primary pricing arrangements (formula and non-formula) with our suppliers of poultry, beef, pork, bakery residuals and used cooking oil.  Under a “formula” arrangement, the charge or credit for raw materials is tied to published finished product prices for a competing ingredient after deducting a fixed processing fee. We also acquire raw material under “non-formula” arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged a collection fee, depending on various economic and competitive factors.  The credit received or amount charged for raw materials under both formula and non-formula arrangements is based on various factors, including the type of raw materials, demand for the raw materials, the expected value of the finished product to be produced, the anticipated yields, the volume of material generated by the supplier and processing and transportation costs. Formula prices are generally adjusted on a weekly, monthly or quarterly basis, while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices or related operating costs. Since most of our raw materials are residual by-products of meat processing and other food production, we are not able to contract with our suppliers to increase supply if demand for our products increases.

A majority of our U.S. volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. Approximately 89% of Darling's U.S. volume of raw materials in fiscal year 2022 was acquired on a "formula" basis. A majority of Darling's Canadian ingredients volume of rendering raw materials are acquired based on prices fixed on a monthly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices and, in general, has no long term contracts with its key suppliers.

Certain of the Company's geographic regions' facilities are highly dependent on one or a few suppliers.  During the 2022 fiscal year, the Company's 10 largest raw materials suppliers in North America accounted for approximately 33% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 8% of the total raw material processed in North America. In Europe, the Company's 10 largest raw material suppliers accounted for approximately 30% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 11% of the total raw material processed in Europe. In China, the Company's 10 largest raw material suppliers accounted for approximately 34% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 9% of the total raw material processed in China. In South America, the Company's 10 largest raw material suppliers accounted for approximately 52% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 23% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.”  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected.  (See “Risk Factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas, at our regional office in Cold Spring, Kentucky and our regional office in Winchester, Virginia.  Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. Where appropriate, we coordinate international sales of common products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale, and assists in the distribution of, most finished products produced at our processing plants.  The Company also sells its finished products internationally directly to customers or, in some cases, through commodities brokers and agents. We market certain of our finished products under our Dar Pro Ingredients brand, certain specialty products under the Sonac and FASA names, collagen products under the Rousselot name and natural casings and meat by-products under the CTH name. See Note 22 of Notes to Consolidated Financial Statements included herein for a breakdown of the Company’s sales by geographic regions.

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

The procurement of raw materials generally presents greater challenges to our business than the sale of finished products. In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” renderers (rendering operations integrated with the meat or poultry packing operation).  At the same time, there has been limited to no growth in the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as us.  In addition, the slaughter rates in the meat processing industry are subject to economic conditions and, as a result, during periods of economic decline, the availability, quantity and quality of raw materials available to the independent renderers decreases.  These factors have been offset, in part, however, by increasing environmental consciousness.  The need for food service establishments in the United States to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source.  The rendering industry is highly fragmented with a number of local slaughtering operations that provide us with raw materials. In North America, we compete with other rendering, restaurant services and bakery residual businesses, and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies, biodiesel companies, anaerobic digestion companies and others. In addition, U.S. food service establishments have increasingly experienced theft of used cooking oil.  A number of our competitors for the procurement of raw material are experienced, well-capitalized companies that have significant operating experience and historic supplier relationships.  Competition for available raw materials is based primarily on price and proximity to the supplier.

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

CLIMATE CHANGE

There is a growing global concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as by legal, regulatory and market responses to climate change. We assess climate-related regulatory risks as part of our risk management process; however due to the level of uncertainty regarding what legislative or regulatory requirements may be enacted, we are unable to estimate the impact of climate-related developments on our results of operations or financial condition. For more information on the risks we face related to climate change, including potential regulatory developments that may increase our operating costs, please see the risk factors in Item 1A. Risk Factors, under the captions “Seasonal factors and weather, including the physical impacts of climate changes, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations;” “Our operations are subject to various laws, rules and regulations including those relating to the protection of the environment and to health and safety, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for environmental damages;” and “We may not be able to achieve reduction of our greenhouse gas emissions and other sustainability goals.”

INTELLECTUAL PROPERTY

The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers our intellectual property to be of material value.  We have registered or applied for registration of certain of our intellectual property, including the tricolor triangle used in our signage and logos and the names “Darling,” “Darling Ingredients”, “Griffin Industries,” “Dar Pro Solutions,” “Dar Pro,” “Rousselot,” “Sonac,” “FASA,” “Ecoson,” “Rendac,” “Rothsay,” “Nature Safe,” “CleanStar,” “Peptan,” “Cookie Meal,” and “Bakery Feeds,” and certain patents, both domestically and internationally, relating to the process for preparing nutritional supplements and the drying and processing of raw materials.

HUMAN CAPITAL

We are committed to having an engaged, diverse and inclusive workplace that fosters learning, development and innovation, and we are committed to building a culture and working environment that is inclusive and respectful for all, and where our employees can do their best work and feel valued for their contributions. We are keenly aware that our people are fundamental to the ongoing success of our business. Accordingly, we are committed to the health, safety and wellness of our employees. In this regard, we have a strong health and safety program that focuses on implementing policies and training programs, as well as performing self-audits, to ensure that our employees remain injury free. In addition, we continue to monitor COVID-19 and will continue, as appropriate, to implement operational guidelines in our organization consistent with the applicable governmental and regulatory policies in the geographies we operate intended to protect our employees and prevent the spread of the virus.

We retain talent by providing employees with training, mentoring and career development. To facilitate growth and development, we’ve put several initiatives in place, including leadership training programs such as Darling Leadership Academy, Darling University and Darling Involve International Leadership Training.

As of December 31, 2022, the Company employed globally approximately 14,600 persons full-time. While we have no national or multi-plant union contracts, at December 31, 2022, approximately 16% of the Company's North American employees were covered by multiple collective bargaining agreements. In addition, approximately 30% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

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

▪The FDA issued a final rule establishing the Laboratory Accreditation for Analyses of Foods (“LAAF”) program as required by FSMA section 202(a). Under the LAAF program, FDA will recognize accreditation bodies that will accredit laboratories to the standards established in this final rule. Laboratories accredited to the LAAF standard (“LAAF-accredited laboratories”) are authorized to conduct certain food testing as described in the rule. In September 2022, FDA launched a LAAF Dashboard which maintains a list of FDA-recognized Accreditation Bodies for the LAAF Program.

▪The FDA has issued a final rule establishing additional traceability recordkeeping requirements for persons that manufacture, process, pack, or hold foods that appear on a list of “high risk” foods. The list of high risk foods includes certain fruits and vegetables, shell eggs, and certain types of seafood, among other products. Entities that are subject to the rule will be required to establish and maintain traceability program records containing required information. The compliance date for all persons subject to the rule is January 20, 2026.

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

•The European Commission, which is the European Union’s executive arm and is responsible for drawing up proposals for new EU legislation and implementing the decisions of the European Parliament and the Council of the EU. Relevant Directorate Generals include, but are not limited to:

•Directorate-General for Health and Food Safety, which is responsible for EU policy on food safety and health and for monitoring the implementation of related EU legislation, including but not limited to food, feed, human and animal health, technical uses of animal by-products and packaging.

•Directorate-General for the Environment, which is responsible for EU policy on the environment and for monitoring the implementation of related EU legislation, including but not limited to Directive 2010/75/EU on Industrial Emissions (Integrated Pollution Prevention and Control) and, together with other Directorate-Generals of the European Commission, the Best Available Techniques Reference Document on the Slaughterhouses and Animal By-products Industries.

Relevant Agencies and Authorities include, but are not limited to:

•The European Medicines Agency, which is responsible for the scientific evaluation, supervision and safety monitoring of medicinal products for human and veterinary use in the EU and establishes guidance amongst others for bovine-containing medicinal products for human or veterinary use, and maximum residue limits.

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

•The EU Member States’ national competent authorities responsible for, including but not limited to, human and animal medicinal products, issuing permits, approvals and registrations to establishments or plants engaged in certain activities related to the handling of animal by-products and food and feed production, human and animal health and feed production, environmental regulation, including waste management, collection and transport of animal by-products, as well as health and safety of workers.

United Kingdom

•The Medicines and Healthcare products Regulatory Agency (“MHRA”), is an executive agency of the Department of Health and Social Care and is responsible for, inter alia, ensuring the safety of medicinal products for human and veterinary use.

•The Animal and Plant Health Agency (“APHA”) is an executive agency of the Department for Environment, Food and Rural Affairs and is responsible for protecting the health and welfare of the general public and animals from disease. The APHA issues permits, approvals and registrations to plants carrying out certain activities related to the handling of animal by-products. Feed businesses need to be approved or registered with their local authority trading standards office.

•The Food Standards Agency (“FSA”), which is responsible for safeguarding public health, including in relation to food and feed. The FSA supports the control of BSE. Local authorities are responsible for delivering activities such as inspections, audits and surveillance, sampling in most food and feed establishments.

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

The Company's website is http://www.darlingii.com and the address for the Company's investor relations web site is http://ir.darlingii.com. Information contained on these websites is not and should not be deemed to be a part of this report or any filing filed with, or furnished to, the SEC by us. Alternatively, these reports may be accessed at the SEC’s web site at http://www.sec.gov.

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
•Media campaigns related to feed and food ingredient production or fuel production present reputational and other risks;
•An impairment in the carrying value of our goodwill or other intangible assets may have a material adverse effect on our results of operations;
•Our operations are subject to various laws, rules and regulations including those relating to the protection of the environment and to health and safety, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for environmental damages;
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
•We could have a material weakness in our internal control over financial reporting that would require remediation;
•Changes in our tax rates or exposure to additional income tax liabilities could impact our profitability;
•Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition;
•Our European pension funds may require minimum funding contributions;
•The insurance coverage that we maintain may not cover, or fully cover, all operational risks, and if the number or severity of claims for which we are self-insured increases, if we are required to accrue or pay additional amounts because the claims prove to be more severe than our recorded liabilities, if our insurance premiums increase or if we are unable to obtain insurance at acceptable rates or at all, our financial condition and results of operations may be materially adversely affected;

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
•We may incur significant charges and experience disruptions or losses of customer and/or supplier relationships in the event we close or divest all or part of a manufacturing plant or facility;
•We may not be able to achieve reduction of our greenhouse gas emissions and other sustainability goals; and
•The United Kingdom's withdrawal from the EU could have an adverse effect on our business, investments and future operations in Europe.

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

Our management believes that the most competitive aspect of our business is the procurement of raw materials rather than the sale of finished products. Many of our raw materials are derived directly or indirectly from animal by-products, which results in the following challenges:

•In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” rendering (rendering operations integrated with the meat or poultry packing operation).

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

•Furthermore, a decline in the general performance of the global economy (including a decline in consumer confidence and inflation) and an inability of consumers and companies to obtain credit in the financial markets could have a negative impact on our raw material volume, such as through the forced closure of any of our raw material suppliers. A significant decrease in available raw materials or a closure of a significant number of raw material suppliers could materially and adversely affect our business, results of operations and financial condition, including the carrying value of certain of our assets.

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

A majority of the Company's U.S. volume of animal by-product raw materials, including all of its significant U.S. poultry accounts, and substantially all of the Company's U.S. bakery feed raw materials, are acquired on a “formula basis,” which allow us to adjust our costs of materials based on changes in the price of our finished products, and are in most cases set forth in contracts with our suppliers, generally with multi-year terms. The formulas provided in these contracts are reviewed and modified during the term and at renewal of the contracts to maintain acceptable risk allocations between us and our suppliers related to movements in commodity prices. Changes to these formulas or the inability to renew such contracts could have a material adverse effect on our business, results of operations and financial condition. A majority of the Company's Canadian volume of animal by-product raw materials are acquired based on prices fixed on a monthly basis with suppliers, with the remaining portion acquired on a “formula basis.” A majority of Darling Ingredients International’s volume of animal by-product raw materials are acquired at spot or quarterly fixed prices.

The DGD Joint Venture subjects us to a number of risks.

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD St. Charles Plant. Since that time, the DGD Joint Venture has completed several expansion projects, and it currently operates the DGD St. Charles Plant and the DGD Port Arthur Plant. As of December 31, 2022, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $1.9 billion included on the consolidated balance sheet. There is no assurance that the DGD Joint Venture will continue to be profitable or allow us to continue to make a return on our investment.

DGD’s operations are conducted through a joint venture with Valero. Accordingly, we share control with our joint venture partner over certain economic, legal and business interests of DGD, who may have economic, business, or legal interests, opportunities, or goals that are inconsistent with or different from our opportunities, goals, and interests, or may have different liquidity needs or financial condition characteristics than our own, be subject to different legal or contractual obligations than we are, or be unable to meet their obligations. For instance, while we share certain management rights with our joint venture partner under the DGD LLC Agreement, we do not have full control of every aspect of DGD’s business and certain significant decisions concerning DGD, including, among others, the acquisition or disposition of assets above a certain value threshold, making certain changes to DGD’s business plan, raising debt or equity capital, DGD’s distribution policy, and entering into particular transactions, which also require certain approvals from our joint venture partner. Failure by us or our joint venture partner to adequately manage the risks associated with DGD, and any differences in views among us and our joint venture partner could prevent or delay actions that are in the best interests of us or the DGD Joint Venture and could have a material adverse effect on our, or the DGD Joint Venture’s, financial condition, results of operations and liquidity.

The DGD Joint Venture is dependent on governmental energy policies and programs, such as the National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as in the state of California), which positively impact the demand for and price of renewable diesel. Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse effect on the DGD Joint Venture. See the section entitled “Risk Factors-Risks Related to the Company-Our biofuels business may be affected by energy policies of U.S. and foreign governments.” Additionally, there may be new entrants into the renewable fuels industry or new technologies developed that could meet demand for lower-carbon transportation fuels and modes of transportation in a more efficient or less costly manner than our technologies and products, which could also have a material adverse effect on the DGD Joint Venture. For instance, several other companies have made, or announced interest in making, investments in renewable diesel projects. Should these projects develop, the DGD Joint Venture would face competition from them for feedstocks and customers, which could strain margins on the products it sells and limit the growth and profitability of the DGD Joint Venture. It is not possible at this time to predict the ultimate form, timing, or extent of any such developments; however, a reduction in the demand for the DGD Joint Venture’s products as a result of any of the foregoing events could materially and adversely affect our business, financial condition, results of operations, and liquidity.

In addition, the operation of a joint venture such as this involves a number of risks that could harm our business and result in the DGD Joint Venture not performing as expected, such as:

•problems integrating or developing operations, personnel, technologies or products;

•the unanticipated breakdown or failure of equipment or processes, including any unforeseen issues that may arise in connection with the operation of the DGD Facilities or completion and startup of any expansion projects, or the possibility of equipment failure as a result of materials degradation;

•the inaccuracy of our assumptions about prices for the renewable diesel that the DGD Joint Venture produces;

•unforeseen engineering or environmental issues, including new or more stringent environmental regulations affecting operations;

•unforeseen capital contributions required under the DGD LLC Agreement;

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

• inability to source sufficient feedstocks for the operation; and

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

Prices for our finished products may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions (“GHG”). Programs like RFS and LCFS and tax credits for biofuels both in the United States and abroad are subject to revision and change which may impact the demand for our finished products.

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the finalized 2010 RFS regulation mandated the domestic use of biomass-based diesel (biodiesel, renewable diesel or renewable jet fuel) of 1.0 billion gallons in 2012 and a minimum of 1.0 billion gallons of biomass-based diesel for 2012 and subsequent years. This amount is subject to increase by the Administrator of the EPA. The volume mandates for 2022 were 2.76 billion gallons for biomass-based diesel, 5.63 billion Renewable Identification Numbers (“RINs”) for advanced biofuel, and 20.63 billion RINs for total renewable fuel.

In December of 2022, the EPA published a proposed rule that, if finalized, would establish required RFS volumes for 2023, 2024, and 2025. For biomass-based diesel, the EPA proposed 2.82 billion gallons for 2023, 2.89 billion gallons for 2024, and 2.95 billion gallons for 2025. For the advanced biofuel category, the EPA proposed 5.82 billion RINs for 2023, 6.62 billion RINs for 2024, and 7.43 billion RINs for 2025. For total renewable fuel, the EPA proposed 20.82 billion RINs for 2023, 21.87 billion RINs for 2024, and 22.68 billion RINs for 2025. The deadline for comments to the proposed rule was February 10, 2023. The EPA is expected to finalize the regulation no later than June 14, 2023, as required pursuant to the consent decree in Growth Energy vs. EPA, No. 1:22-cv-01191 (D.D.C.).

For RFS compliance purposes, biomass-based diesel credits (RINs) satisfy the biomass-based diesel requirement, the overall advanced biofuel requirement, and the total renewable fuel requirement. In order to generate a RIN, each type of fuel from each type of feedstock is required to reduce GHG emissions by levels specified in the regulation. The EPA has determined that biodiesel or renewable diesel produced from waste oils, fats, and greases exceed the 50% threshold established by the regulation to generate advanced biofuel and biomass-based diesel RINs.

In December of 2019, the blender tax credit was extended for calendar years 2020, 2021, and 2022 at $1.00 per gallon. In August of 2022, as part of the Inflation Reduction Act of 2022, the blender tax credit was extended as is until December 31, 2024. After 2024, the Clean Fuels Production Credit (CFPC) becomes effective from 2025 through 2027. Under the CFPC, on-road transportation fuel receives a credit equal to either $0.20/gallon or $1.00/gallon multiplied by the fuel’s emission reduction percentage. In order to receive the $1.00 per gallon baseline, the fuel must be produced at a qualifying facility that must meet prevailing wage and apprenticeship requirements. In contrast to the BTC, the CFPC requires that production must take place in the United States. As a blender, the DGD Joint Venture has recorded approximately $761.1 million of blender tax credits for fiscal 2022, with Darling's portion equaling 50%. Under the CFPC, SAF receives a credit equal to either $0.35/gallon or $1.75/gallon multiplied by the fuel’s emission reduction percentage. In order to receive the $1.75 per gallon baseline, the fuel must be produced at a qualifying facility that must meet prevailing wage and apprenticeship requirements, and production must take place in the United States. While in fiscal 2022, the amount of tax credits for biofuels impacting the Company was material, legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations.

We are highly dependent on natural gas, diesel fuel and electricity, the price of which can be volatile, and such dependency could materially adversely affect our business.

Our operations are highly dependent on the use of natural gas, diesel fuel and electricity and a disruption in any of them could have a material adverse effect on the business and results of operations of the affected facility. We consume significant volumes of natural gas to operate boilers in our plants, which generate steam to heat raw materials, and natural gas prices represent a significant cost of facility operations included in cost of sales. We also consume significant volumes of diesel fuel to operate our fleet of tractors and trucks used to collect raw materials, and diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Prices for both natural gas and diesel fuel can be volatile, partially due to the ongoing war between the Russian Federation and Ukraine and the inflationary environment, and therefore represent an ongoing challenge to our operating results. Although we continually manage these costs and hedge our exposure to changes in fuel prices through our formula pricing, and from time to time, derivatives, a material increase in prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect our business, results of operations and financial condition. We also require a significant amount of electricity in operating certain of our facilities, a significant increase in the cost of which could have a material adverse effect on the business and results of operations of the affected facility.

A significant percentage of our revenue is attributable to a limited number of suppliers and customers.

In fiscal year 2022, the Company's top ten customers for finished products accounted for approximately 40% of product sales. In addition, the Company's top ten raw material suppliers accounted for approximately 26% of its raw material supply in the same period. Disruptions or modifications to, or termination of, our relationship with any of our significant suppliers or customers, or financial difficulties experienced by any of our suppliers or customers that lead to curtailment or termination of their operations, could cause our businesses to suffer significant financial losses and could have a material adverse effect on our business, earnings, financial condition and/or cash flows.

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

•change in existing trade agreements, such as the United States-Mexico-Canada Agreement (“USMCA”), which could negatively impact our business;

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

•political or economic instability, social or labor unrest or changing macroeconomic conditions (such as high inflation rates) or other changes in political, economic or social conditions in the respective jurisdictions;

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

These risks and uncertainties could jeopardize or limit our ability to transact business in one or more of our international markets or in other developing markets and may have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, from time to time certain of our international operations make contractual prepayments to raw material suppliers in the ordinary course of business, which may subject the Company to financial risk should any such supplier experience financial difficulties or cease operations.

Seasonal factors and weather, including the physical impacts of climate changes, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations.

There is a growing global concern that carbon dioxide and other GHG in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as legal, regulatory and market responses to climate change. Certain jurisdictions in which we operate have either imposed, or are considering imposing, new or increasingly stringent legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation and reduction of GHG and potential carbon pricing programs. These new or increasingly stringent legal or regulatory requirements could result in significantly increased costs of compliance and additional investments in facilities and equipment, and reduced raw material supplies in areas where these requirements limit or eliminate livestock operations. While we assess climate related regulatory risks as part of our risk management process, we are unable to predict the scope, nature and timing of any new or increasingly stringent environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations.

Furthermore, emerging legislation seeks to regulate corporate environmental, social, and governance (“ESG”) practices, including practices related to the causes and impacts of climate change as well as supply chain control and compliance with human rights. For example, in December 2022 the EU adopted Directive (EU) 2022/2464 amending Regulation (EU) No 537/2014, Directive 2004/109/EC, Directive 2006/43/EC and Directive 2013/34/EU, also known as the Corporate Sustainability Reporting Directive (“CSRD”). The new rules, which apply to all large companies and to listed small and medium-sized enterprises, require companies to report on how sustainability issues (environmental, social, and governance) affect their business and about their own impact on people and the environment. There has also been increased focus from our stakeholders, including consumers, employees and investors, on our ESG practices. We expect that stakeholder expectations with respect to ESG will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations.

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

We and our customers for whom we manufacture products may be exposed to product liability or other claims, product recalls and adverse public relations if consumption or use of our products is alleged to cause injury or illness to humans or animals. In addition, we and our customers may be subject to product liability or other claims, product recalls, and adverse public relations resulting from developments relating to the discovery of unauthorized adulterations to food additives or other products or from allegations that our food ingredients or other products were mislabeled, were not produced in accordance with the customer’s specifications and/or have not performed adequately in the end product, even where food safety or other product safety is not a concern. In some cases, we indemnify our customers for product liability and other claims related to our products. Product recalls in one jurisdiction may result in product recalls in other jurisdictions, as is the case in the EU, where the European Commission and the EU Member States exchange information about recalls. Our insurance may not cover or be adequate to cover all liabilities we incur in connection with product liability and/or other claims, whether or not legitimate, or product recalls, whether voluntary or mandatory, and we may not be able to maintain our existing insurance or obtain comparable insurance at a reasonable cost for such matters. A judgment against us or against one of our customers for whom we manufacture or provide products on a product liability or other claim, or our or their agreement to settle a product liability or other claim, or a product recall, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow. In addition, even if product liability or other claims against us or our customers for whom we manufacture products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require significant management attention.

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

Our facilities are subject to various federal, state, provincial and local laws, rules and regulations including environmental and other permitting requirements of the countries in which we operate and our facilities are located. Periodically, these permits may be reviewed and subject to amendment or withdrawal. Applications for an extension or renewal of various permits may be subject to challenge by community and environmental groups and others. In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay, severe weather event, or other unscheduled shutdown involving one of our facilities, in a majority of our markets we would utilize a nearby operating facility to continue to serve our customers in the affected market; however, in certain markets we do not have alternate operating facilities. If any of these events occur in such markets, we may experience an interruption in our ability to service our customers and to procure raw materials, and potentially an impairment of the value of that facility. Any of these circumstances may materially and adversely affect our business and results of operations in those markets. In addition, after an operating facility affected by such an event and unscheduled shutdown is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use our services.

Media campaigns related to feed and food ingredient production or fuel production present reputational and other risks.

Individuals or organizations can use social media platforms to publicize inappropriate or inaccurate stories or perceptions about the feed and food ingredient production industries, fuel production industry or our Company. Such practices could cause damage to the reputations of our Company and/or the feed and food ingredient production industries or fuel production industry in general. This damage could adversely affect our financial results.

An impairment in the carrying value of our goodwill or other intangible assets may have a material adverse effect on our results of operations.

As of December 31, 2022, the Company had approximately $2.0 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred, as well as whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the reporting unit, including goodwill, and the fair value of the reporting unit, including goodwill, in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

Risks Related to Legal and Regulatory Compliance

Our operations are subject to various laws, rules and regulations including those relating to the protection of the environment and to health and safety, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for environmental damages.

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

In addition, increasing efforts to control emissions of GHG are likely to impact our operations. We operate in certain jurisdictions subject to the Paris Agreement, which mandates reduced GHG emissions in certain participating countries. The EPA’s rule establishing mandatory GHG reporting for certain activities may apply to some of our facilities if we exceed the applicable thresholds. The EPA has also issued a regulatory endangerment finding relating to GHG emissions that has led to further regulation of GHG emissions. Legislation to regulate GHG emissions has periodically been proposed in the U.S. Congress, and a growing number of states and foreign countries are taking action to require reductions in GHG emissions. Future GHG emissions limits may require us to incur additional capital and operational expenditures. EPA regulations limiting exhaust emissions also have become more restrictive, and the National Highway Traffic Safety Administration and the EPA have adopted regulations that govern fuel efficiency and GHG emissions. Compliance with these and similar regulations could increase the cost of new fleet vehicles and increase our operating expenses. Compliance with future GHG regulations may require expenditures that could materially adversely affect our business, results of operations and financial condition.

We have approximately 14,600 employees world-wide and are subject to a wide range of local, provincial and national laws and regulations governing the health and safety of workers, including, for example, OSHA in the United States. We can be subject to potential fines and civil and, in egregious cases, criminal actions if we are found to be in violation of worker health and safety laws in any of these jurisdictions. Further, as such laws and regulations change, we may sometimes be required to commit to unplanned capital expenditures in order to continue to comply with workplace safety requirements at our facilities. In addition, we operate and maintain an extensive vehicle fleet to transport products to and from customer locations in all jurisdictions where we have facilities. Our fleets and drivers are subject to federal, state, local and foreign laws and licensing requirements applicable to commercial fleets, their cargo and their hours and methods of operation. Failure to comply with these laws and regulations in any location could materially adversely affect our business, results of operations, financial condition and reputation.

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

Other diseases that are highly contagious within a species, but do not affect other animals and are not transmissible to humans, such as porcine epidemic diarrhea (“PED”) virus, may significantly impact production of the susceptible livestock or poultry species in a country or region. African Swine Fever (“ASF”) is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report. In the past few years, ASF has become widespread in multiple Chinese, Vietnamese and Philippine provinces and has been reported in Cambodia, Laos, Myanmar, Timor-Leste, Indonesia, Malaysia, and Thailand in South East Asia and the People's Democratic Republic of Korea, the Republic of Korea, Mongolia, Bhutan and India. In April 2021, the Chinese Ministry of Agriculture and Rural Affairs (“MARA”) issued the “Work plan for Regional Prevention and Control of African Swine Fever and Other Major Animal Diseases (Trial)”, which divided the entire country into five regions (South-Central, Eastern, Northern, South-West, and North-west). Pig movement is restricted and ASF-free zones were created within a region. Only pigs from ASF-free zones, breeding pigs and piglets are allowed to move beyond their respective region. Such restrictions on the movement of pigs from one region to another may affect slaughter numbers within certain regions and thereby reduce volumes of raw material supplied to our locations that, within the same region, process blood and makes collagen from pork skins. Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, resulted in a temporary ban on the use of porcine plasma in pork feed which negatively affected demand for our products as ingredients in porcine animal feed in China. This ban has now been lifted and porcine plasma is once again allowed to be used in pork feed provided that certain newly established guidelines are met. ASF has also been reported in Eastern Europe since 2007. The disease has been detected in both domestic and feral pigs in several EU (primarily Eastern European) Member States in the past years, and the European Union has taken measures to address the “unprecedented spread” of ASF. In particular, based on the epidemiological situation of ASF, the areas affected by ASF in relevant Member States have been listed as restricted zones I, II and III in Annex I to the Commission Implementing Regulation (EU) 2021/605 – as last amended by Commission Implementing Regulation (EU) 2022/2568 – which provides special control measures for ASF based on the new legal framework of Regulation (EU) 2016/429 (“Animal Health Law”). On July 28, 2021, ASF was confirmed in the Dominican Republic and subsequently in Haiti on September 30, 2021. As a result of the occurrence of ASF in North America, the Animal and Plant Health Inspection Service (“APHIS”), on September 24, 2021, submitted plans to the World Organization for Animal Health (OIE) for the declaration of a new ASF protection zone in Puerto Rico and the U.S. Virgin Islands. Although ASF has not been detected in Puerto Rico or the U.S. Virgin Islands, establishing such an ASF protection zone will add to existing efforts to prevent ASF from spreading into the United States and protect exports of pork related products. Because Puerto Rico and the U.S. Virgin Islands are territories of the U.S., export markets will close to all live pigs, pork meat and pork byproducts produced in the U.S. if ASF finds its way into Puerto Rico or the U.S. Virgin islands. Fortunately, the OIE has established procedures for countries to recognize protection zones and limit bans of affected products to the protection zone and allow trade to continue with regions of the country outside of the protection zone. As of the date of this report, ASF has not been reported in the United States, Canada or South America. ASF does not infect humans and is not considered a food safety hazard. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal by-products, as contributing to the spread of a contagious disease could negatively affect demand for our products as ingredients in animal feeds in the affected country or region.

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

The FDA has put in place restrictions to prevent the spread of BSE, and certain foreign governments have also restricted exports of beef and beef products from the United States following the detection of BSE in the United States in December 2003. The sixth and most recent case of BSE was reported in a six-year-old mixed-breed beef cow in August, 2018, which was the second case of BSE since the OIE characterized the United States’ BSE status as one of “negligible risk” in 2013. Subsequently on May 24, 2022, the OIE characterized Canada's BSE status as one of “negligible risk”. On December 17, 2021 the Canadian Food Inspection Agency confirmed a case of atypical BSE in an 8.5 year old cow in Alberta. However, the Canadian Food Inspection Agency reported zero cases of BSE in 2022. While these latest cases in the United States and Canada and previous cases were the atypical or sporadic form of BSE, which is not spread via feed and, therefore, did not affect the “negligible BSE risk” status of either country, continued concern about BSE in countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

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

As a result of our international operations, we could be adversely affected by additional non-U.S. regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals is in place in Australia as part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia and inspections and audits are undertaken to ensure compliance. In addition, in the EU, harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation (EC) No 999/2001, as amended (“TSE Regulation”) and in other instruments such as Regulation (EC) No 1069/2009 on animal by-products, as amended (“Animal By-Products Regulation”) and other food and feed hygiene regulations. The TSE Regulation establishes a “feed ban” consisting of a ban on the use of processed animal protein (“PAP”), in feed for ruminants. Only certain animal proteins considered to be safe (such as fishmeal) can be used, but under very strict conditions. A ban on feeding MBM to ruminants has been in place in the EU since 1994. The ban was expanded in 2001 with the prohibition of feeding all PAP to all farmed animals, subject to certain limited exceptions. In 2009, the BSE-related feed ban was supplemented with provisions prohibiting intra-species recycling applicable to all food-producing animals. Other animal-derived products besides PAP, such as collagen derived from non-ruminants and hydrolyzed protein derived from parts of non-ruminants or from ruminant hides and skins, are not subject to the “feed ban.” The “feed ban” has been lifted for pig and poultry PAP in the feed of aquaculture animals, and insect PAP (a new source of animal protein) in the feed of aquaculture animals. In September 2021, the European Commission relaxed the “feed ban” to allow the feeding of non-ruminant farmed animals with insect PAP, reauthorize the feeding of poultry with pig PAP, the feeding of pigs with poultry PAP and allow the use of ruminant derived gelatin in feeds for non-ruminant farmed animals.

Although Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, changes to the “feed ban” may also adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin on the EU market. For that purpose, the BSE status of EU Member States, non-EU members of the European Economic Area and other countries or regions (“Third Countries”) is to be determined by classification into one of three categories depending on the BSE risk involved: a negligible risk, a controlled risk or an undetermined risk. This classification is made by the OIE. The determination of BSE status is based on a risk assessment and the implementation of a surveillance program. For each risk category there are trade rules to provide the necessary guarantees for protecting public and animal health. Currently, according to the Commission Decision of June 29, 2007, as amended, Greece is the only EU Member State classified as having a controlled BSE risk. The other EU Member States are classified as having a negligible BSE risk. However, the United Kingdom (with the exception of Northern Ireland), formerly a member of the EU, continues to be classified as controlled BSE risk. Classical BSE is the form that can be transmitted by feeding contaminated feed or food. A change in the BSE status of one or more EU Member States may have a negative impact on Darling Ingredients International. Under EU legislation, imported products from outside the EU must meet the same safety standards as products produced in EU Member States. Therefore, the TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, such as full traceability of imported animals and animal by-products, a ban on the use of MBM in feed for ruminants and the prohibition of the import of specified risk material or mechanically recovered meat. The detailed import requirements depend on the BSE status of Third Countries. The Animal By-Products Regulation establishes rules intended to prevent the outbreak of certain diseases such as BSE. It imposes, for example, rules for the use and disposal of specified risk material and other high risk material. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

In addition, the introduction of new EU legislation applicable to the agri-food sector could create additional compliance requirements and enforcement risks for us. Regulation (EU) 2019/1381, as amended (“Food Transparency Regulation”) has applied since March 27, 2021. The Food Transparency Regulation strengthens transparency requirements in EU food law. Among other things, the European Food Safety Authority (“EFSA”) shall disclose scientific data, studies and other information supporting applications, including supplementary information supplied by applicants, taking into account the protection of confidential information and of personal data. EFSA is tasked with establishing and managing a publicly accessible database of studies commissioned or carried out by business operators to support an application or notification in relation to which EU law contains provisions for EFSA to provide a scientific output, including a scientific opinion. Business operators must notify EFSA of the title and the scope of any study commissioned or carried out by them to support an application or a notification, as well as the laboratory or testing facility carrying out that study, and its starting and planned completion dates. Any potential disclosure of unfavorable studies and data as well as EFSA’s ultimate decision-making power to determine what constitutes confidential information (and therefore subject or not to transparency obligations) may result in adverse publicity, negatively impact our reputation and/or require us to disclose commercially sensitive information and data. Related, Regulation (EC) 2017/625, as amended (“Official Controls Regulation”) requires that the EU Member States verify compliance with agri-food chain rules through official controls. The scope of the Official Controls Regulation has been extended and will now cover official controls to verify compliance with food and feed law, animal health and welfare, plant health and animal-by products rules. To deter fraudulent practices, the Official Controls Regulation introduces more stringent rules for financial penalties, imposed by EU Member States. Those penalties must reflect the economic advantage of the operator or a percentage of the operator’s turnover. The Regulation also introduces new provisions to protect whistle-blowers to encourage and facilitate the reporting of non-compliance. More stringent and higher financial penalties may potentially result in significant and unexpected costs and enhanced provisions regarding whistle-blowers may result in more regulatory investigations and enforcement actions, both of which could have a material adverse effect on our business.

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

While we currently have no international, national or multi-plant union contracts, as of December 31, 2022 approximately 13% of Darling’s U.S. employees, 48% of Canadian employees and 30% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms, while Canadian agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

Certain U.S. multiemployer defined benefit pension plans to which we contribute are underfunded and these plans may require minimum funding contributions.

We participate in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. Based upon the most currently available information, certain of these multiemployer plans are underfunded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required and the level of benefits provided by the plans. In addition, the U.S. Pension Protection Act, which went into effect in January 2008, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, our required contributions to these plans may increase in the future. Furthermore, under current law, a termination of, our voluntary withdrawal from or a mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan to which we contribute would require us to make payments to the plan for our proportionate share of such multiemployer plan’s unfunded vested liabilities, which could be significant and have an adverse effect on our financial condition. Also, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (“IRS”) may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers not contributing their allocable share of the minimum funding to the plan. Requirements to pay increased contributions, withdrawal liability and excise taxes could negatively impact our liquidity and results of operations.

Risks Related to our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition.

As of December 31, 2022, our total indebtedness, including trade debt, was approximately $3.4 billion and we had undrawn commitments available for additional borrowings under the revolving loan facility included as part of our senior secured credit facilities of up to approximately $1.3 billion and under delayed draw term A loans of $800.0 million (after giving effect to approximately $135.0 million of revolver borrowing, $3.9 million of outstanding letters of credit and $48.1 million of ancillary facilities). Our high level of indebtedness could have important consequences, including the following:

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

•placing us at a competitive disadvantage compared to other, less leveraged competitors; and

•increasing our cost of borrowing.

In addition, the indentures that govern our senior notes and the credit agreement governing our senior secured credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our funded indebtedness. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “6% Senior Notes due 2030,” “5.25% Senior Notes due 2027” and “3.625% Senior Notes due 2026.”

Despite our existing level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness, which could further exacerbate the risks to our financial condition described above.

Although the indentures that govern the senior notes and the credit agreement governing the senior secured credit facilities contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the additional indebtedness that we and our subsidiaries could incur in compliance with these restrictions could be substantial. To the extent that we or our subsidiaries incur additional indebtedness, the risks associated with our indebtedness, including our possible inability to service our indebtedness, could intensify. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “6% Senior Notes due 2030,” “5.25% Senior Notes due 2027” and “3.625% Senior Notes due 2026.”

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

•currency and exchange rate fluctuations that impact our earnings and balance sheet; and

•general economic and market conditions, such as U.S. or global reactions to economic developments, including regional recessions, inflation, currency devaluations or political unrest.

Our ability to pay any dividends on our common stock may be limited and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not paid any dividends on our common stock since January 3, 1989 and we have no current plans to do so. Our current financing arrangements permit us to pay cash dividends on our common stock within limitations defined by the terms of our existing indebtedness, including our senior secured credit facility, 6% senior notes due 2030, 5.25% senior notes due 2027 and 3.625% senior notes due 2026 and any other indentures or other financing arrangements that we enter into in the future. For example, our senior secured credit facility restricts our ability to make payments of dividends in cash if certain coverage ratios are not met. Even if such coverage ratios are met in the future, any determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, business opportunities, restrictions imposed by any of our financing arrangements, provisions of applicable law and any other factors that our board of directors determines are relevant at that point in time.

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

In addition, our rights to participate in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors (except to the extent we may ourselves be a creditor of that subsidiary), including that subsidiary’s trade creditors and our creditors who have obtained or may obtain guarantees from the subsidiaries. As a result, our common stock will be subordinated to our and our subsidiaries’ obligations and liabilities, which currently include borrowings and guarantees. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “6% Senior Notes due 2030,” “5.25% Senior Notes due 2027” and “3.625% Senior Notes due 2026.”

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

Our results of operations are materially affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, we may be adversely impacted if our domestic and international customers and suppliers are not able to access sufficient capital to continue to operate their businesses or to operate them at prior levels. High inflation, adverse changes in interest rates, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect both our suppliers and customers. Declining discretionary consumer spending or the loss or impairment of a meaningful number of our suppliers or customers could lead to declines in either raw material availability or customer demand. Any tightening in credit supply could negatively affect our customers’ ability to pay for our products on a timely basis or at all and could result in a requirement for additional bad debt reserves. Although many of our customer contracts are formula-based, continued volatility in the commodities markets could negatively impact our revenues and overall profits. Counterparty risk on finished product sales can also impact revenue and operating profits when customers either are unable to obtain credit or refuse to take delivery of finished products due to market price declines.

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

We may engage in capital projects, such as the DGD Joint Venture expansion project in Port Arthur, based on the forecasted project economics and level of return on the capital to be employed in the project. Large-scale projects take many years to complete, and market conditions can change from our forecast. As a result, we may be unable to fully realize our expected returns, which could negatively impact our financial condition, results of operations, and cash flows.

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

Furthermore, we are subject to complex and evolving laws and regulations regarding privacy, know-your-customer requirements, data protection, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices or inconsistent with one another. If personal, confidential or proprietary information of customers or employees in our possession is mishandled or misused, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations. For example, the General Data Protection Regulation (“GDPR”) which imposes stringent data protection requirements, and provides for significant penalties for noncompliance. We may face difficulty in fully complying with these regulations and any failure to do so could subject us to significant monetary penalties, liabilities, and adverse publicity. In the United States, the California Consumer Privacy Act (“CCPA”) is a far-reaching data privacy law, which has been significantly amended by the California Privacy Rights Act (“CPRA”). The impact of the CPRA on us and others in our industry is uncertain because regulations have not been finalized. Virginia’s data privacy law is now in effect and will be followed in the second half of 2023 by similar data privacy laws in Colorado, Connecticut and Utah. Additionally, other states are considering enacting laws regulating data privacy and cybersecurity, and similar topics are being considered by legislators and regulators in the U.S. and other countries. The impact of these laws on us and others in our industry is uncertain. We also may be required to expend significant resources to prepare for and comply with the evolving standards. We could be adversely affected if the CCPA, including as amended by CPRA, or other state, federal or international data privacy or security laws or regulations are interpreted in a manner that would require changes in our business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

Our success is dependent on our key personnel.

Our success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on our results of operations and prospects. We believe that our future success will depend in part on our ability to attract, motivate and retain skilled technical, managerial, marketing and sales personnel. Competition for these types of skilled personnel is intense and there can be no assurance that we will be successful in attracting, motivating and retaining key personnel. Furthermore, our ability to do so has been and may continue to be impacted by challenges in the labor market, which has experienced and may continue to experience wage inflation, labor shortages, increased employee turnover, changes in availability of our workforce and a shift toward remote work. The failure to hire and retain such personnel could materially adversely affect our business, results of operations and financial condition.

We could have a material weakness in our internal control over financial reporting that would require remediation.

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

In the UK and the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States (and the UK). The

IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements. As a result, the solvency of EU pension funds are mostly regulated on a national level. On December 23, 2016, the new IORP Directive (“IORP Directive II”) was published on the Official Journal of the European Union and entered into force on January 12, 2017, though this did not make substantive changes to the solvency requirements under the original IORP Directive. The IORP Directive II recognizes in one of its recitals that changes in this area could potentially decrease the willingness of employers to provide occupational pension schemes. EU Member States were required to implement IORP Directive II into national legislation by January 13, 2019. Article 62.2., letters (a) and (c), of the IORP Directive II states that the Commission should review and report on the application of the directive by January 13, 2023 looking at the adequacy of the directive “from a prudential and governance point of view” and the impact of the directive on the stability of IORPs. However, during the course of 2021, members of the Commission have commented that the planned review is likely to be postponed until 2024 given that many EU Member States were late in fully transposing the directive. The UK introduced legislation with effect from January 13, 2019 to implement certain parts of IORP Directive II: (i) the Occupational Pension Schemes (Governance) (Amendment) Regulations 2018, SI 2018/1103, which implemented the governance provisions; (ii) the Occupational Pension Schemes (Cross-border Activities) (Amendment) Regulations 2018, SI 2018/1102, which implemented the requirements relating to cross-border activity and cross-border transfers; and (iii) the Pension Protection Fund (Pensionable Service) and Occupational Pension Schemes (Investment and Disclosure) (Amendment and Modification) Regulations 2018, SI 2018/988, which (among other things) made amendments to the content requirements of statements of investment principles so as to require trustees to state, from October 1, 2019, their policy on ‘financially material considerations’. The UK government considered that the other aspects of IORP Directive II were already adequately covered by the existing UK law. Given that IORP Directive II had already been implemented in UK law, the European Union (Withdrawal) Act 2018 had preserved any legislation made in the UK to implement the obligations under IORP Directive II (including those carried over from the original IORP Directive). That legislation has not changed immediately following Brexit, and there is not yet indication that the UK legislation and regulation will diverge from that of the EU. The UK Pensions Regulator (“TPR”) has published a consultation on its new code of practice, and a draft of the single code (the “Code”), which will cover additional governance requirements to implement IORP Directive II in the UK. The Code will consolidate TPR’s existing codes of practice and introduce new modules to cover the requirements of IORP Directive II (and the underlying UK regulations which implemented the directive). These include the requirement for trustees to have in place remuneration policies and “own risk assessments”, and guidance on topics such as continuity planning.

The insurance coverage that we maintain may not cover, or fully cover, all operational risks, and if the number or severity of claims for which we are self-insured increases, if we are required to accrue or pay additional amounts because the claims prove to be more severe than our recorded liabilities, if our insurance premiums increase or if we are unable to obtain insurance at acceptable rates or at all, our financial condition and results of operations may be materially adversely affected.

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

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States and in certain other countries, and further acts of terrorism, bioterrorism, cyberterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this report. The potential for future terrorist attacks, the U.S. and international responses to terrorist attacks and other acts of war or hostility, including the ongoing conflicts in the Middle East, Africa, North Korea and Ukraine, may cause economic and political uncertainties and cause our business to suffer in ways that cannot currently be predicted. Events such as those referred to above could cause or contribute to a general decline in investment valuations. In addition, terrorist attacks, particularly acts of bioterrorism, that directly impact our facilities or those of our suppliers or customers could have an impact on our sales, supply chain, production capability and costs and our ability to deliver our finished products.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”), was signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our healthcare costs, including the contributions we are required to make to our benefit plans. In particular, the requirement that we either offer our full-time employees healthcare coverage that satisfies the ACA's affordability and minimum value standards or potentially be subject to a penalty became effective in calendar year 2015. In addition, beginning in 2016, we had to file information returns with the IRS regarding the health insurance coverage offered to our full-time employees in the prior calendar year and furnish to employees a statement that includes the same information provided to the IRS. While we have timely filed such returns and provided our employees with the required statements to date, failure to do so in the future could expose us to reporting penalties under applicable sections of the Internal Revenue Code. These provisions could reduce our net income and adversely affect our cash flows.

Several legislative changes to, or regulatory changes under, all or certain portions of the ACA have been made. For example, on December 20, 2019, former President Trump signed Public Law 116-94, a spending bill that included provisions repealing the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Former President Trump also signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of the ACA have been signed into law. For example, the Tax Cuts and Jobs Act, passed in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate” (although a few states have adopted individual mandate requirements that assess penalties against individuals based on their uninsured status). There have also been various judicial challenges to the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. There is uncertainty regarding any future healthcare reform that the administration or Congress may propose, if any, including whether any proposals will encompass or potentially alter the full-time employee healthcare coverage requirements and reporting obligations imposed on large employers like us. Any changes may likely take time to unfold, and we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on us. We cannot assure that healthcare coverage laws, as currently enacted or as repealed or amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

We may incur significant charges and experience disruptions or losses of customer and/or supplier relationships in the event we close or divest all or part of a manufacturing plant or facility.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges and disruptions or losses of customer and/or supplier relationships that could be significant to our business, results of operations and financial condition.

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

The United Kingdom's withdrawal from the EU could have an adverse effect on our business, investments and future operations in Europe.

The UK ceased to be a member of the EU on January 31, 2020 (“Brexit”), creating uncertainty in the global financial markets. On December 24, 2020, the EU and the UK reached an agreement in principle on certain agreements and declarations governing the ongoing relationship between the EU and the UK (the “EU-UK Trade and Cooperation Agreement”). The EU-UK Trade and Cooperation Agreement, which applied since January 1, 2021, affects Darling Ingredients International’s business in Europe with respect to goods and employees, among other things. The EU-UK Trade and Cooperation Agreement entails, inter alia, that customs checks and controls apply to all UK exports entering the EU, as well as EU exports entering the UK, as it treats the UK as a third country. As a result, UK exports of products that are derived from animal by-products entering the EU must follow third country rules, including being accompanied by an export health certificate or model declaration form, and can be subjected to veterinary checks or having to enter through designated board inspection posts. Under the UK Border Operating Model, certain additional controls on imports into the UK are being introduced in a phased manner under transitional measures. In comparison, under the terms of the Northern Ireland Protocol (the “NI Protocol”), contained within the EU (Withdrawal Agreement) Act 2020, Northern Ireland is treated for the same purposes as if it were still an EU member state, and must remain aligned to the EU single market and customs rules. The UK government has attempted to renegotiate fundamental aspects of the NI Protocol so this is an unpredictable area for companies in the near future. Failed attempts to renegotiate the NI Protocol have led to reports of the UK potentially triggering Article 16 of the NI Protocol, a safeguarding measure, that may be engaged unilaterally if the application of the NI Protocol leads to serious economic, societal or environmental difficulties that are liable to persist, or to diversion of trade. Currently, the UK government has introduced a bill ‘Northern Ireland Protocol Bill’ which if enacted into law would enable the government to unilaterally disapply parts of the NI Protocol which may lead to changes to the regulatory environment in Northern Ireland, and may trigger retaliatory measures against the UK by the EU. The EU-UK Trade and Cooperation Agreement allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on Darling Ingredient’s business. These developments and the impact of the terms of the Protocol can cause import/export delays between the EU and the UK, and can entail additional costs within the UK itself, where imports/exports are with Northern Ireland. Additionally, the EU-UK Trade and Cooperation Agreement can potentially impair the ability of Darling Ingredients International to transact business in the UK, including by restricting the free travel of employees. Freedom of movement between the UK and EU has ended, meaning neither UK nor EU citizens are able to live and work in the EU without certain visas (other than short-term visits for specific purposes (e.g., attending meetings, conducting training) in accordance with local immigration laws). Moreover, the application of the EU-UK Trade and Cooperation Agreement and any other relevant agreements that may be made between the UK and the EU, and the divergence of laws applicable in the EU and UK as the UK adopts its own legislation will continue to present legal uncertainty. For example, the Retained EU Law (Revocation and Reform) Bill (the “Bill”) was introduced to the UK Parliament on September 22, 2022, which, among other things, purports to revoke, change the interpretation and implementation of, and modify powers of certain EU laws retained by the EU (Withdrawal Agreement) Act 2020. Under the Bill, all retained EU law contained in domestic secondary legislation and retained direct EU legislation will expire on 31 December, 2023 (or at a later date prior to 23 June, 2026), unless positive action is taken by the UK Government to implement it into UK law. The Bill progressed to committee stage in the House of Commons on 8 November, 2022, with dates of the report stage to be announced. Furthermore, these developments may continue to adversely affect European and worldwide economic conditions, as uncertainties remain relating to certain aspects of the UK’s future economic, trading and legal relationships with the EU and with other countries. These effects could have an adverse effect on our business, investments and future operations in Europe.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, the Company's corporate headquarters is located at 5601 N MacArthur Boulevard, Irving, Texas, 75038.

As of December 31, 2022, the Company operates a global network of over 260 locations, including 185 production facilities, across five continents. All of the processing facilities are owned except for 10 leased facilities and the Company owns and leases a network of transfer stations. The following is a listing of a majority of the Company's operating plants as of December 31, 2022 by operating segment with a description of the plants principal process.

LOCATION	DESCRIPTION
Feed Ingredients Segment
Albertville, Alabama, United States	Bakery Residuals
Amarillo, Texas, United States	Animal By-Products
Baltimore, Maryland, United States	Used Cooking Oil
Bastrop, Texas, United States	Animal By-Products
Bellevue, Nebraska, United States	Animal By-Products
Berlin, Wisconsin, United States	Animal By-Products
Bernailillo, New Mexico, United States	Used Cooking Oil
Blue Earth, Minnesota, United States	Animal By-Products
Blue Island, Illinois, United States	Used Cooking Oil/Trap Processing
Boa Vista do Sul, Brazil	Animal By-Products
Boise, Idaho, United States	Animal By-Products
Burgum, Netherlands	Animal By-Products
Butler, Kentucky, United States	Animal By-Products
Butler, Kentucky, United States	Bakery Residuals
Cacoal, Brazil	Animal By-Products

Capela de Santana, Brazil	Animal By-Products
Carambei, Brazil	Animal By-Products
Clinton, Iowa, United States	Animal By-Products
Coldwater, Michigan, United States	Animal By-Products
Collinsville, Oklahoma, United States	Animal By-Products
Cruzeiro do Sul, Brazil	Animal By-Products
Cruzeiro do Sul, Brazil	Animal By-Products
Dallas, Texas, United States	Animal By-Products
Denver, Colorado, United States	Animal By-Products
Des Moines, Iowa, United States	Animal By-Products
Doswell, Virginia, United States	Bakery Residuals
Dundas, Ontario, Canada	Animal By-Products
Dourados, Brazil	Animal By-Products
East Dublin, Georgia, United States	Animal By-Products
E. St. Louis, Illinois, United States	Animal By-Products
Ellenwood, Georgia, United States	Animal By-Products
Fayetteville, North Carolina, United States	Animal By-Products
Fresno, California, United States	Animal By-Products
Grapeland, Texas, United States	Animal By-Products
Hamilton, Michigan, United States	Animal By-Products
Henderson, Kentucky, United States	Fertilizer
Henderson, Kentucky, United States	Bakery Residuals
Hickson, Ontario, Canada	Animal By-Products
Honey Brook, Pennsylvania, United States	Bakery Residuals
Houston, Texas, United States	Animal By-Products
Itauba, Brazil	Animal By-Products
Jackson, Mississippi, United States	Animal By-Products
Jaraguari, Brazil	Animal By-Products
Kansas City, Kansas, United States	Animal By-Products
Kansas City, Kansas, United States	Protein Refining
Knoxville, Tennessee, United States	Animal By-Products
Lewiston, North Carolina, United States	Animal By-Products
Lexington, Nebraska, United States	Animal By-Products
Lingen, Germany	Blood
Linkwood, Maryland, United States	Animal By-Products
Linville, Virginia, United States	Animal By-Products
Loenen, Netherlands	Animal By-Products
Los Angeles, California, United States	Animal By-Products
Luohe, China	Blood
Maquoketa, Iowa, United States	Blood
Marshville, North Carolina, United States	Bakery Residuals
Maryborough, Australia	Blood
Maysville, Kentucky, United States	Protein Refining
Mason City, Illinois, United States	Animal By-Products
McBride, Missouri, United States	Bakery Residuals
Mering, Germany	Blood
Mifflintown, Pennsylvania, United States	Wet Pet Food
Moorefield, Ontario, Canada	Animal By-Products
Muscatine, Iowa, United States	Bakery Residuals
Newark, New Jersey, United States	Animal By-Products
Newberry, Indiana, United States	Animal By-Products
North Baltimore, Ohio, United States	Bakery Residuals
Omaha, Nebraska, United States	Protein Refining
Omaha, Nebraska, United States	Animal By-Products
Osetnica, Poland	Animal By-Products
Paducah, Kentucky, United States	Wet Pet Food
Pocahontas, Arkansas, United States *	Animal By-Products
Ravenna, Nebraska, United States	Wet Pet Food
Rose Hill, North Carolina, United States	Animal By-Products
Rose Hill, North Carolina, United States	Fat Extraction
Russellville, Kentucky, United State	Animal By-Products
Saint-Catherine, Quebec, Canada*	Used Cooking Oil

San Angelo, Texas, United States	Blood
San Francisco, California, United States *	Animal By-Products
São Domingos do Araguaia, Brazil	Animal By-Products
Sioux City, Iowa, United States	Animal By-Products
Smyrna, Georgia, United States	Trap Processing
Springdale, Arkansas, United States	Wet Pet Food
Son, Netherlands	Animal By-Products
Starke, Florida, United States	Animal By-Products
Suzhou, China	Blood
Tacoma, Washington, United States *	Animal By-Products
Tama, Iowa, United States	Animal By-Products
Tampa, Florida, United States	Animal By-Products
Terre Hill, Pennsylvania, United States	Animal By-Products
Truro, Novia Scotia, Canada	Used Cooking Oil
Tubarão, Brazil	Animal By-Products
Turlock, California, United States	Animal By-Products
Turlock, California, United States	Fertilizer
Uberaba, Brazil	Animal By-Products
Union City, Tennessee, United States	Animal By-Products
Usnice, Poland	Animal By-Products
Veribest, Texas, United States	Animal By-Products
Wadesborro, North Carolina, United States	Animal By-Products
Wahoo, Nebraska, United States	Animal By-Products
Ward, South Carolina, United States	Animal By-Products
Watts, Oklahoma, United States	Bakery Residuals/Protein Refining
Wichita, Kansas, United States	Animal By-Products
Winchester, Virginia, United States	Animal By-Products
Winesburg, Ohio, United States *	Animal By-Products
Winnipeg, Manitoba, Canada	Animal By-Products
Xanxerê, Brazil	Animal By-Products
Xinguara, Brazil	Animal By-Products

Food Ingredients Segment
Almere, Netherlands	Casings
Amparo, Brazil	Collagen
Angouleme, France	Collagen
Da'an, China	Collagen
Dubuque, Iowa, United States	Collagen
Eindhoven, Netherlands	Fat
Elsholz, Germany	Fat
Erolzheim, Germany	Fat
Gent, Belgium	Collagen
Girona, Spain	Collagen
Harlingen, Netherlands	Fat
Ilse-Sur-La-Sorgue, France	Collagen
Kaiping, China	Collagen
Lubien, Poland	Fat
Peabody, Massachusetts, United States	Collagen
Porto, Portugal	Casings
Presidente Epitacio, Brazil	Collagen
Stoke-on Trent, United Kingdom	Bone
Versmold, Germany	Fat
Vuren, Netherlands	Bone
Wenzhou, China	Collagen

Fuel Ingredients Segment
Antwerp, Belgium	Digester
Belm-Icker, Germany	Bioenergy
Denderleeuw, Belgium	Bioenergy
Denderleeuw, Belgium	Digester
Jagel, Germany	Bioenergy
Rotenburg, Germany	Bioenergy
Son, Netherlands	Bioenergy

Son, Netherlands	Digester

* Leased

Rent expense for our leased properties was $16.6 million in the aggregate in fiscal 2022. We believe our current properties are suitable and adequate for their intended purpose.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At December 31, 2022 and January 1, 2022, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $92.1 million and $78.4 million, respectively. The Company has insurance recovery receivables of approximately $36.0 million and $31.8 million as of December 31, 2022 and January 1, 2022, related to insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Holders

The Company has been notified by its stock transfer agent that as of February 23, 2023, there were 161 holders of record of the common stock.

Dividend Policy

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2023.  The agreements underlying the Company's senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Issuer Purchases of Equity Securities

On December 9, 2021, the Company's Board of Directors approved the extension for an additional two years ending August 13, 2024 of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate amount of $500.0 million of the Company's Common Stock depending on market conditions. Under this program, we repurchased 1,916,785 shares for approximately $125.5 million including commissions in fiscal 2022 and repurchased 57,431 shares in early 2023 for approximately $3.4 million including commissions. As of the date of this report, the Company had approximately $371.1 million remaining in its share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

The following table is a summary of equity securities purchased by the Company during the fourth quarter of fiscal 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
October 2022:
October 2, 2022 through October 29, 2022	2,316		$76.90	—	$396,970,892
November 2022:
October 30, 2022 through November 26, 2022	37,621		$71.78	34,665	$394,548,677
December 2022:
November 27, 2022 through December 31, 2022	328,063		$63.53	301,328	$374,507,112
Total	368,000	(3)	$70.39	335,993	$374,507,112

(1)    All shares purchased during the fourth quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options).
(2)    The average price paid per share is calculated on a trade date basis and excludes commissions.
(3)    Includes 32,007 shares withheld for taxes on restricted stock and options.
(4)    Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced, to repurchase up to an aggregate of $500 million of the Company's common stock over the period ending August 13, 2024, unless extended or shortened by the Board of Directors.

Separate from this share repurchase program, a total of 764,119 shares were withheld from equity award recipients to cover payroll taxes on the vesting of shares of restricted stock, restricted stock units, exercised options and the strike price on exercised options during fiscal 2022 pursuant to the terms of our 2017 Omnibus Incentive Plan and 2012 Omnibus plan, as amended.

Common Stock Performance Graph

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index and the Dow Jones US Waste and Disposal Service Index for the period from December 30, 2017 to December 31, 2022, assuming the investment of $100 on December 30, 2017 and the reinvestment of dividends.

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

Fiscal Year 2022 Overview

The Company is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. In fiscal 2022, the Company completed several acquisitions including two material rendering operations, Valley Proteins in North America (the “Valley Acquisition”) and the FASA Group in South America (the “FASA Acquisition”). With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable fuel and feed ingredients and collects and processes residual bakery products into feed ingredients.  In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sells its products domestically and internationally and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 2 to the Company's Consolidated Financial Statements for the period ended December 31, 2022 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflict in Ukraine and its impact on volatility in energy and other commodity prices, inflation, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Energy Policies of U.S. and Foreign Governments

Prices for our finished products, including those of DGD, may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions (“GHG”). Programs like the National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as in the state of California) and tax credits for biofuels both in the United States and abroad are subject to revision and change which may impact the demand for our finished products. Legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing or suspension of any of these programs could have a negative impact on our business and results of operations. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

Climate Change

There is a growing global concern that carbon dioxide and other GHG in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as legal, regulatory and market responses to climate change. Certain jurisdictions in which we operate have either imposed, or are considering imposing, new or increasingly stringent legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation and reduction of GHG and potential carbon pricing programs. These new or increasingly stringent legal or regulatory requirements could result in significantly increased costs of compliance and additional investments in facilities and equipment, and reduced raw material supplies in areas where these requirements limit or eliminate livestock operations. While we assess climate related regulatory risks as part of our risk management process, we are unable to predict the scope, nature and timing of any new or increasingly stringent environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations. Furthermore, emerging legislation seeks to regulate corporate ESG practices, including practices related to the causes and impacts of climate change as well as supply chain control and compliance with human rights. These new rules, which apply to all large companies and to listed small and medium-sized enterprises, require companies to report on how sustainability issues (environmental, social, and governance) affect their business and about their own impact on people and the environment. There has also been increased focus from our stakeholders, including consumers, employees and investors, on our ESG practices. We expect that stakeholder expectations with respect to ESG expectations will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations.

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

Results of Operations

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended January 1, 2022

Operating Performance Metrics

Other operating performance metrics indicators which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen Index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. Included on the Jacobsen are reported prices for finished products such as MBM, PM and feather meal (“FM”), hides, BFT and YG and corn, which is a substitute commodity for the Company's BBP as well as a range of other branded and value-added products, which are products of the Company's Feed Ingredients segment. In the United States and South America the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because it provides a daily indication of the Company's U.S. and Brazilian revenue performance against business plan benchmarks. In Europe and South America, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During fiscal year 2022, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal year 2022, compared to average Jacobsen and Reuters prices for fiscal year 2021 are:

	Avg. Price Fiscal Year 2022	Avg. Price Fiscal Year 2021	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 370.16/ton	$ 360.73/ton	$ 9.43/ton	2.6%
Feed Grade PM (Mid-South)	$ 383.02/ton	$ 342.33/ton	$ 40.69/ton	11.9%
Pet Food PM (Mid-South)	$ 759.09/ton	$ 749.82/ton	$ 9.27/ton	1.2%
FM (Mid-South)	$ 562.73/ton	$ 482.98/ton	$ 79.75/ton	16.5%
BFT (Chicago)	$ 75.82/cwt	$ 58.98/cwt	$ 16.84/cwt	28.6%
YG (Illinois)	$ 59.28/cwt	$ 41.48/cwt	$ 17.80/cwt	42.9%
Corn (Illinois)	$ 7.24/bushel	$ 6.11/bushel	$ 1.13/bushel	18.5%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,347.00/MT	$ 1,204.00/MT	$ 143.00/MT	11.9%
Soy meal (CIF Rotterdam)	$ 552.00/MT	$ 485.00/MT	$ 67.00/MT	13.8%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal year 2022, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal year 2022.

	Avg. Price 4th Quarter 2022	Avg. Price 3rd Quarter 2022	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 392.39/ton	$ 404.41/ton	$ (12.02)/ton	(3.0)%
Feed Grade PM (Mid-South)	$ 390.37/ton	$ 388.85/ton	$ 1.52/ton	0.4%
Pet Food PM (Mid-South)	$ 711.00/ton	$ 762.30/ton	$ (51.30)/ton	(6.7)%
FM (Mid-South)	$ 579.95/ton	$ 574.07/ton	$ 5.88/ton	1.0%
BFT (Chicago)	$ 72.34/cwt	$ 80.04/cwt	$ (7.70)/cwt	(9.6)%
YG (Illinois)	$ 62.01/cwt	$ 61.09/cwt	$ 0.92/cwt	1.5%
Corn (Illinois)	$ 6.85/bushel	$ 7.01/bushel	$(0.16)/bushel	(2.3)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,043.00/MT	$ 1,130.00/MT	$ (87.00)/MT	(7.7)%
Soy meal (CIF Rotterdam)	$ 547.00/MT	$ 535.00/MT	$ 12.00/MT	2.2%

Segment Results

Segment operating income for the fiscal year ended December 31, 2022 was $1,029.1 million, which reflects an increase of $144.6 million or 16.3% as compared to the fiscal year ended January 1, 2022.

In thousands, except for percentages	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2022
Net Sales	$4,539,000	$1,459,630	$533,574	$—	$6,532,204
Cost of sales and operating expenses	3,473,506	1,102,250	426,853	—	5,002,609
Gross Margin	1,065,494	357,380	106,721	—	1,529,595

Gross Margin %	23.5%	24.5%	20.0%	—%	23.4%

Gain on sale of assets	(3,426)	(1,008)	(60)	—	(4,494)
Selling, general and administrative expenses	258,781	101,681	13,690	62,456	436,608
Restructuring and asset impairment charges	8,557	21,109	—	—	29,666
Depreciation and amortization	295,249	59,029	29,500	10,943	394,721
Acquisition and integration costs	—	—	—	16,372	16,372
Equity in net income of Diamond Green Diesel	—	—	372,346	—	372,346
Segment operating income/ (loss)	506,333	176,569	435,937	(89,771)	1,029,068

Equity in net income of other unconsolidated subsidiaries	5,102	—	—	—	5,102
Segment income/(loss)	511,435	176,569	435,937	(89,771)	1,034,170

In thousands, except for percentages	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 1, 2022
Net Sales	$3,039,500	$1,271,629	$430,240	$—	$4,741,369
Cost of sales and operating expenses	2,206,248	979,232	313,905	—	3,499,385
Gross Margin	833,252	292,397	116,335	—	1,241,984

Gross Margin %	27.4%	23.0%	27.0%	—%	26.2%

Gain on sale of assets	(550)	(88)	(320)	—	(958)
Selling, general and administrative expenses	220,078	97,555	16,999	56,906	391,538
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	218,942	60,929	25,436	11,080	316,387
Acquisition and integration costs	—	—	—	1,396	1,396
Equity in net income of Diamond Green Diesel	—	—	351,627	—	351,627
Segment operating income/(loss)	394,782	134,001	425,069	(69,382)	884,470

Equity in net income of other unconsolidated subsidiaries	5,753	—	—	—	5,753
Segment income/(loss)	400,535	134,001	425,069	(69,382)	890,223

Feed Ingredients Segment

Raw material volume. In fiscal year 2022, the raw material processed by the Company's Feed Ingredients segment totaled 11.35 million metric tons. Compared to fiscal year 2021, overall raw material volume processed in the Feed Ingredients segment increased approximately 27.2% primarily due to the Valley Acquisition and the FASA Acquisition.

Sales. The increase in net sales for Feed Ingredients was $1,499.5 million for the year ended December 31, 2022.

The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales year ended January 1, 2022	$1,198.1	$1,022.7	$173.4	$2,394.2	$319.1	$287.4	$38.8	$3,039.5
Increase in sales volumes	289.4	275.1	—	564.5	55.8	5.1	—	625.4
Increase in finished product prices	500.9	237.1	—	738.0	147.6	41.5	—	927.1
Decrease due to currency exchange rates	(37.2)	(58.3)	(1.3)	(96.8)	(3.4)	(0.6)	—	(100.8)
Other change	—	—	28.8	28.8	—	—	19.0	47.8
Total change	753.1	453.9	27.5	1,234.5	200.0	46.0	19.0	1,499.5
Net sales year ended December 31, 2022	$1,951.2	$1,476.6	$200.9	$3,628.7	$519.1	$333.4	$57.8	$4,539.0

Margins. In the Feed Ingredients segment for fiscal year 2022, the gross margin percentage was 23.5% as compared to 27.4% for fiscal year 2021. The decrease in margin is primarily due to lower overall margins from the Valley Acquisition and the FASA Acquisition and higher overall energy prices as compared to fiscal 2021.

Segment operating income. The Company's Feed Ingredients segment operating income for fiscal year 2022 was $506.3 million, an increase of $111.6 million or 28.3% as compared to fiscal year 2021. The increase is due to higher overall fat finished product prices and higher raw material volumes, offset by an asset impairment charge and an increase in selling, general and administrative expenses and depreciation and amortization from the Valley Acquisition and the FASA Acquisition as compared to fiscal year 2021.

Food Ingredients Segment

Raw material volume. In fiscal year 2022, the raw material processed by the Company's Food Ingredients segment totaled 1.10 million metric tons. Compared to fiscal year 2021, overall raw material volume processed in the Food Ingredients segment decreased approximately 0.6%.

Sales. Overall sales increased in the Food Ingredients segment due to higher sales volumes and higher sales prices in the collagen and edible fat sales markets.

Margins. In the Food Ingredients segment for fiscal year 2022, the gross margin percentage was 24.5% as compared to 23.0% for fiscal year 2021. The increase is primarily due to increased sales of higher margin hydrolyzed collagen and a slight reduction of raw material prices that more than offset higher energy prices as compared to fiscal 2021.

Segment operating income. The Company's Food Ingredients segment operating income was $176.6 million for fiscal year 2022, an increase of $42.6 million or 31.8% as compared to fiscal year 2021. The increase is primarily due to increased sales of higher margin hydrolyzed collagen and a slight reduction of raw material prices that more than offset higher energy prices, restructuring and asset impairment charges and an increase in selling, general and administrative expenses as compared to fiscal 2021.

Fuel Ingredients Segment

Raw material volume. In fiscal year 2022, the raw material processed by the Company's Fuel Ingredients segment, excluding the DGD Joint Venture, totaled 1.42 million metric tons. Compared to fiscal year 2021, overall raw material volume processed in the Fuel Ingredients segment increased approximately 11.2%. The increase is primarily due to the acquisition of Group Op de Beeck.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes and sales prices in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2022, the gross margin percentage was 20.0% as compared to 27.0% for fiscal year 2021. The decrease is primarily due to the recognition of alternative fuel mixture credits in the prior year and higher energy prices.
Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2022 was $435.9 million, an increase of $10.9 million or 2.6% as compared to fiscal year 2021. The increase in earnings is primarily due to the expansion of the DGD St. Charles Plant and the addition of the DGD Port Arthur Plant effective October 2021 and November 2022, respectively, as well as higher sales prices and volumes from acquisitions in our European market, an increase in the renewable identification number (RIN) prices and renewable diesel fuel prices in fiscal year 2022 that more than offset an unfavorable impact from commodity derivative instruments at the DGD Joint Venture associated with its price risk management activities, lower values for LCFS credits and alternative fuel mixture credits in fiscal 2021.

Foreign Currency

During fiscal year 2022, the euro and Canadian dollar weakened against the U.S. dollar as compared to fiscal year 2021. Using actual results for fiscal year 2022 and the prior year's average foreign currency rates for fiscal year 2022 would result in an increase in operating income of approximately $59.7 million. The average rates assumption used in this calculation was the actual average rate for fiscal year 2022 of €1.00:USD$1.05 and CAD$1.00:USD$0.77 as compared to the average rate for fiscal year 2021 of €1.00:USD$1.18 and CAD$1.00:USD$0.80, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $62.5 million during fiscal year 2022, a $5.6 million increase from $56.9 million during fiscal year 2021. The increase is primarily due to an increase in corporate related benefits, travel related expense, IT related expense and tax and license costs that were partially offset by a decrease in repairs and maintenance expense, rent and lease expense and overall decrease in other miscellaneous expenses.

Depreciation and Amortization.  Depreciation and amortization charges decreased slightly by $0.2 million to $10.9 million during fiscal year 2022 as compared to $11.1 million during fiscal year 2021.

Acquisition and Integration Costs. Acquisition and integration costs were approximately $16.4 million during fiscal year 2022 as compared to $1.4 million for fiscal 2021. These include costs related to the Company's acquisition of Valley

Proteins, Group Op de Beeck, the FASA Group and the recently announced Gelnex and Miropasz acquisitions as well as other immaterial acquisitions.

Interest Expense. Interest expense was $125.6 million for fiscal year 2022, compared to $62.1 million for fiscal year 2021, an increase of approximately $63.5 million. The increase in interest expense is primarily due to an increase in debt outstanding including increased interest expense from the issuance of the 6% Senior Notes due 2030, the borrowing of all amounts under the term A-1 and term A-2 facilities, higher borrowings under the revolving credit facility and higher overall interest rates as compared to fiscal year 2021.

Foreign Currency Losses.  Foreign currency losses were $11.3 million during fiscal year 2022, as compared to losses of approximately $2.2 million for fiscal year 2021. The increase in foreign currency losses is primarily due to an increase in losses on the revaluation of non-functional currency assets and liabilities, primarily in Brazil, as compared to fiscal year 2021.

Other Expense, net. Other expense was $3.6 million for fiscal year 2022, compared to $4.6 million in fiscal year 2021.  The decrease in other expense was primarily due to a decrease in pension expense. Although, we had an increase in fire and casualty losses from fires at two of our U.S. feed segment plants, that increase was offset by an increase in interest income.

Equity in Net Income of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from its foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded income tax expense of $146.6 million for fiscal year 2022, compared to $164.1 million of income tax expense recorded in fiscal year 2021, a decrease of $17.5 million, which was primarily due to an increase in the benefit from biofuel tax incentives. The effective tax rate for fiscal year 2022 and fiscal year 2021 was 16.4% and 20.0%, respectively. The effective tax rate for both fiscal years 2022 and 2021 differs from the statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates, state income taxes and excess tax benefits from stock-based compensation.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expenses, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, goodwill and long-lived asset impairment, interest expense, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiaries.  Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company's Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at December 31, 2022. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign currency exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2022 As Compared to Fiscal Year 2021

	Fiscal Year Ended
(dollars in thousands)	December 31, 2022	January 1, 2022
Net income attributable to Darling	$737,690	$650,914
Depreciation and amortization	394,721	316,387
Interest expense	125,566	62,077
Income tax expense	146,626	164,106
Restructuring and asset impairment charges	29,666	778
Acquisition and integration costs	16,372	1,396
Foreign currency losses	11,277	2,199
Other expense, net	3,609	4,551
Equity in net income of Diamond Green Diesel	(372,346)	(351,627)
Equity in net income of other unconsolidated subsidiaries	(5,102)	(5,753)
Net income attributable to noncontrolling interests	9,402	6,376
Adjusted EBITDA (Non-GAAP)	$1,097,481	$851,404

Foreign currency exchange impact (1)	59,715	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$1,157,196	$851,404

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$443,487	$383,419

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$1,540,968	$1,234,823

(1) The average rate assumption used in this calculation was the actual average rate for the fiscal year ended December 31, 2022 of €1.00:USD$1.05 and CAD$1.00:USD$0.77 as compared to the average rate for the fiscal year ended January 1, 2022 of €1.00:USD$1.18 and CAD$1.00:USD$0.80, respectively.

The discussion and analysis of our financial condition and results of operations for the year ended January 1, 2022 compared to the year ended January 2, 2021 are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results in our 2021 Form 10-K and is incorporated herein by reference.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at December 31, 2022. On December 31, 2022, debt outstanding under the Company's Amended Credit Agreement, the Company's 6% notes, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premiums	(7,228)
Carrying value of 6% Notes due 2030	$992,772

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(4,127)
Carrying value of 5.25% Notes due 2027	$495,873

3.625 % Notes due 2026 - Denominated in euros	$549,814
Less unamortized deferred loan costs	(3,728)
Carrying value of 3.625% Notes due 2026	$546,086

Amended Credit Agreement:
Term A-1 facility	$400,000
Less unamortized deferred loan costs	(722)
Carrying value of Term A-1 facility	$399,278

Term A-2 facility	$493,750
Less unamortized deferred loan costs	(1,034)
Carrying value of Term A-2 facility	$492,716

Term Loan B	200,000
Less unamortized deferred loan costs	(1,302)
Carrying value of Term Loan B	$198,698

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	48,066
Borrowings outstanding	135,028
Letters of credit issued	3,871
Availability	$1,313,035

Other Debt	$124,364

At December 31, 2022, the U.S. dollar strengthened as compared to the euro at January 1, 2022. Using the euro based debt outstanding at December 31, 2022 and comparing the closing balance sheet rates at December 31, 2022 to those at January 1, 2022, the U.S. dollar debt balances of euro based debt decreased by $35.4 million, at December 31, 2022. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at December 31, 2022 of €1.00:USD$1.067600 as compared to the closing balance sheet rate at January 1, 2022 of €1.00:USD$1.132000.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $3.725 billion comprised of (i) the Company's $525.0 million term loan B facility, (ii) the Company's $400.0 million term A-1 facility, (iii) the Company's $500.0 million term A-2 facility, (iv) the Company's $300.0 million term A-3 facility, (v) the Company's $500.0 million term A-4 facility and (vi) the Company's $1.5 billion five-year revolving credit facility (up to $150.0 million of which will be available for a letter of credit sub-limit and $50.0 million of which will be available for a swingline sub-limit) (collectively, the “Senior Secured Credit Facilities”). For more information regarding the Amended Credit Agreement see Note 10 of Notes to Consolidated Financial Statements included herein.

•As of December 31, 2022, the Company had availability of $1.313 billion under the revolving loan facility, taking into account an aggregate of $135.0 million in outstanding borrowings, $48.1 million of ancillary facilities and letters of credit issued of $3.9 million. The Company currently expects that it will use a portion of its availability under the revolving credit facility, together with the term A-3 and term A-4 facilities, to pay for the Gelnex and Miropasz acquisitions upon closing of such transactions.

•As of December 31, 2022, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has made no repayments. Amounts borrowed under the term A-1 facility that are repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of December 31, 2022, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $6.3 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of December 31, 2022, the Company had full availability under its delayed draw term A-3 facility commitment of $300.0 million. Under the terms of the delayed draw term A-3 facility, the Company can take up to twelve months or until September 6, 2023 to borrow under the term A-3 facility commitment in U.S. dollars. Amounts borrowed under the term A-3 facility that are repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of December 31, 2022, the Company had full availability under its delayed draw term A-4 facility commitment of $500.0 million. Under the terms of the delayed draw term A-4 facility, the Company can take up to twelve months or until September 6, 2023 to borrow under the term A-4 facility commitment in U.S dollars. Amounts borrowed under the term A-4 facility that are repaid by the Company cannot be reborrowed. The term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or termination date and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of December 31, 2022, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid approximately $325.0 million, which when repaid, cannot be reborrowed. As a result of early payments made by the Company under the term loan B facility only one final installment of the relevant term loan B facility then outstanding is due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•The interest rate applicable to any borrowings under the revolving loan facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.25% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-1 facility and term A-3 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio.The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

6% Senior Notes due 2030. On June 9, 2022, Darling issued and sold $750.0 million aggregate principal amount of 6% Senior Notes due 2030 (the “6% Initial Notes”). The 6% Initial Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 9, 2022 (the “6% Base Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Truist Bank, as trustee. The gross proceeds from the offering, together with cash on hand, were used to repay the Company's outstanding revolver borrowings and for general corporate purposes, including to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering. On August 17, 2022, Darling issued an additional $250.0 million in aggregate principal amount of its 6% Senior Notes due 2030 (the “add-on notes” and, together with the 6% Initial Notes, the “6% Notes”). The add-on notes and related guarantees, which were offered in a private offering, were issued as additional notes under the 6% Base Indenture, as supplemented by a supplemental indenture, dated as of August 17, 2022 (the “supplemental indenture” and, together with the 6% Base Indenture, the “6% Indenture”). The add-on notes have the same terms as the 6% Initial Notes (other than issue date and issue price) and, together with the 6% Initial Notes, constitute a single class of securities under the 6% Indenture. The add-on notes were issued at a premium resulting in the Company receiving $255.0 million upon issuance. The premium of approximately $5.0 million will be amortized over the term of the now $1.0 billion of 6% Notes. The 6% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities. For a description of the terms of the 6% Notes see Note 10 of Notes to Consolidated Financial Statements included herein.

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

Other debt consists of U.S. and European ancillary and overdraft facilities and capital lease obligations and note arrangements in Brazil, China and Europe that are not part of the Company's Amended Credit Agreement, 6% Notes, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s December 31, 2022 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in foreign currency exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

As of December 31, 2022, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On December 31, 2022, the Company had working capital of $569.7 million and its working capital ratio was 1.53 to 1 compared to working capital of $336.3 million and a working capital ratio of 1.45 to 1 on January 1, 2022.  At December 31, 2022, the Company had unrestricted cash of $127.0 million and funds available under the revolving credit facility of $1.313 billion, compared to unrestricted cash of $68.9 million and funds available under the revolving credit facility of $1.286 billion at January 1, 2022.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution and invests primarily in government-backed securities.

Net cash provided by operating activities was $813.7 million and $704.4 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively, an increase of $109.3 million due primarily to an increase in net income as well as an increase in distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries of approximately $90.9 million. Cash used by investing activities was $2,416.5 million during fiscal year 2022, compared to $490.3 million in fiscal year 2021, an increase in cash used of $1,926.2 million, primarily due to acquisitions and capital expenditures. Net cash provided by financing activities was $1,678.6 million during fiscal year 2022, compared to $221.4 million used in fiscal year 2021, an increase in cash provided of $1,900.0 million, primarily due to an increase in debt borrowings, utilized to fund the current year acquisitions.

Capital expenditures of $391.3 million were made during fiscal year 2022 as compared to $274.1 million in fiscal year 2021, an increase of $117.2 million, or 42.8%. The Company expects to incur capital expenditures of approximately $565 million in fiscal year 2023, including compliance, replacement and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $54.7 million in fiscal year 2022, $40.6 million in fiscal year 2021 and $38.7 million in fiscal year 2020.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal year 2022, the Company has accrued approximately $13.2 million as of December 31, 2022 that it expects will become due during the next twelve months in order to meet obligations related to the Company's self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 31, 2022.  The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self-insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.2 million in order to meet minimum pension funding requirements to its domestic plans in fiscal year 2023. In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in fiscal year 2023.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal year 2022 and fiscal year 2021 of approximately $2.0 million and $0.2 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal year 2022 of approximately $3.6 million, as compared to $3.7 million in contributions in fiscal year 2021.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and one plan has certified as endangered or yellow zone, as defined by the PPA. The Company has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of December 31, 2022, the Company has an aggregate accrued liability of approximately $3.9 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

DGD Joint Venture

The DGD Joint Venture currently operates two renewable diesel plants, one located adjacent to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD St. Charles Plant”) and one located adjacent to Valero’s Port Arthur Refinery in Port Arthur, Texas (the “DGD Port Arthur Plant” and, together with the DGD St. Charles Plant, the “DGD Facilities”). The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets, at a total cost, including naphtha production and improved logistics capability, of approximately $1.1 billion. Additionally, in November 2022 the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a name plate capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. The DGD Port Arthur Plant was completed at a total cost of approximately $1.43 billion. The DGD Facilities have a combined renewable diesel production capacity of approximately 1.2 billion gallons per year. Furthermore, in January 2023, the DGD Joint Venture partners approved a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to sustainable aviation fuel (SAF). Work on the project is underway, with completion expected in 2025 at a total estimated cost of approximately $315 million.

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2023, unless extended by agreement of the parties. During the fourth quarter of fiscal 2021, in September 2022 and again in December 2022, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company for the year ended December 31, 2022 and January 1, 2022 of approximately $0.6 million and $0.1 million, respectively. As of December 31, 2022 and January 1, 2022, $25.0 million was owed to Darling Green under the DGD Loan Agreement. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

On March 30, 2021, the DGD Joint Venture entered into a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The new revolving credit facility matures March 30, 2024 and is non-recourse to the joint venture partners. As of December 31, 2022, the DGD Joint Venture had borrowings outstanding of $100.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for completion of the DGD St. Charles Plant, and each partner has subsequently made $453.8 million in additional capital contributions to the DGD Joint Venture. Subsequent to December 31, 2022, each joint venture partner made a capital contribution of approximately $75.0 million. As of December 31, 2022, under the equity method of accounting the Company has an investment in the DGD Joint Venture of approximately $1.9 billion included on the consolidated balance sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how the Company operates its business. The Company traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With the Company’s significant fats ownership, this has and continues to transform how the Company operates. In 2021, a large portion of Darling’s total U.S. finished fats products were sold to the DGD St. Charles Plant and beginning in fiscal 2022 to the DGD Port Arthur Plant as feedstock for renewable diesel. In 2022, 2021 and 2020, DGD was the Company’s largest finished product customer in terms of sales, with the Company recording sales to DGD in those years of $1.1 billion, $521.7 million and $264.1 million, respectively.
From a procurement, production and distribution standpoint, DGD has become integral to the Company’s base business. DGD is integrated into the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at the Company facilities nationwide to transporting the refined fats to the DGD St. Charles Plant as feedstock. The Company supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how the Company operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to the Company’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, the Company acquired an Iowa location on the Mississippi River that further enhances the ability of the Company's Midwest network of facilities to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. The Company has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by the Company. From a production standpoint, the Company now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company includes its equity in net income of the DGD Joint Venture as operating income.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal year 2022, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the COVID-19 outbreak and the Russia-Ukraine war and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company's results of operations in fiscal year 2023 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, other than the Company's previously announced acquisition of Gelnex for approximately $1.2 billion and Miropasz for approximately €110.0 million, both of which will be financed through borrowings under the Company's Amended Credit Agreement, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture SAF project or potential investments in additional renewable diesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors approved a share repurchase program of up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2024, unless further extended or shortened by the Board of Directors. During fiscal year 2022, the Company repurchased approximately $125.5 million, including commissions, of its common stock in the open market. As of December 31, 2022, the Company had approximately $374.5 million remaining in its share repurchase program.

Each of the factors described above has the potential to adversely impact the Company's liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for the principal products that the Company sells are typically influenced by sales prices for agricultural-based ingredients, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulation (including, without limitation, China), changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company's liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors, could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Based upon the underlying purchase agreements, the Company has commitments to purchase $401.1 million of commodity products, consisting of approximately $138.0 million of finished and raw material products and approximately $243.3 million of natural gas and diesel fuel and approximately $19.8 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at December 31, 2022. These purchase agreements are entered into in the normal course of the Company’s business and are not subject to derivative accounting. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities occurs and ownership passes to the Company during the next five years, in accordance with U.S. GAAP.

The Company's off-balance sheet contractual obligations and commercial commitments as of December 31, 2022 relate to letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign bank guarantees that are not a part of the Company's Amended Credit Agreement at December 31, 2022 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,871
Standby letters of credit (ancillary facility)	25,672
Foreign bank guarantees	23,856
Total other commercial commitments:	$53,399

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements.  A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements included herein.

Certain of the policies require management to make significant and subjective estimates or assumptions regarding uncertainties, including the business and economic uncertainty resulting from the Russia-Ukraine war and the high interest rate and inflationary cost environment, and as a result, such estimates may deviate from actual results and significantly impact our financial results. In particular, management makes estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill and pension liability.  Each of these estimates is discussed in greater detail in the following discussion.

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

Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. In December 2022, the Company's management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result, the Company incurred long-lived asset impairment charges in the food segment of approximately $18.4 million. In addition, in the second quarter of fiscal 2022, the Company lost a large raw material customer at a plant location in Canada that resulted in a long-lived asset impairment charge in the feed segment of approximately $8.6 million. In fiscal year 2021, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment. In December 2020, due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. In fiscal 2021 and 2020, the Company recorded asset impairment charges related to its fuel segment biodiesel long-lived assets of approximately $0.1 million and $6.2 million, respectively.

Goodwill and Indefinite Lived Intangible Assets Valuation

Goodwill and indefinite-lived intangible assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.   When assessing the recoverability of goodwill and other indefinite lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an other indefinite lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs the quantitative approach to impairment testing by comparing the fair value of the Company's reporting units to their respective carrying amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized if any will not exceed the total amount of goodwill allocated to that reporting unit. In fiscal 2022 and fiscal 2021, the Company performed a qualitative impairment analysis for its annual goodwill and indefinite-lived intangible assets at October 29, 2022 and October 30, 2021, respectively. Based on the Company's annual impairment testing at October 29, 2022 and October 30, 2021, we concluded it is more likely than not that the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value. In December 2022, the Company's management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company incurred a goodwill impairment charge in the food segment of approximately $2.7 million.

In fiscal 2020, the Company performed its annual goodwill and indefinite-lived intangible asset impairment testing using a quantitative impairment assessment.  During the annual impairment testing at October 24, 2020 and prior to finalizing the impairment testing a triggering event occurred resulting in the Company making the decision to shut down the Company's biodiesel facilities as described above, and recording goodwill impairment charges of approximately $31.6 million. Based on the Company's annual impairment testing at October 24, 2020, the fair value of the remaining six reporting units was greater than its carrying value. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company's reporting units. Key assumptions that impacted the discounted cash flow model were raw material volumes, gross margins, terminal growth rates and discount rates.

It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these six reporting units could decrease in the future and result in an impairment to goodwill.  The Company's management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. Goodwill was approximately $2.0 billion and $1.2 billion at December 31, 2022 and January 1, 2022, respectively.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation.  The weighted average discount rate was 4.82% at December 31, 2022 and 2.40% at January 1, 2022, respectively.  The net periodic benefit cost for fiscal year 2023 would increase by approximately $0.7 million if the discount rate was 0.5% lower at a weighted average of 4.32%.  The net periodic benefit cost for fiscal year 2023 would decrease by approximately $0.7 million if the discount rate was 0.5% higher at a weighted average of 5.32%.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 25, "New Accounting Pronouncements," to the consolidated financial statements for a description of new accounting pronouncements.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company's expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices; changes to worldwide government policies relating to renewable fuels and GHG emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), SARS, BSE, PED or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the current COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions, a decline in margins on the products produced by the DGD Joint Venture and issues relating to the announced SAF upgrade project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forward contracts and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts and options are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. Some of the Company's natural gas and diesel fuel instruments qualify as normal purchases as defined in Financial Accounting Standards Board (“FASB”) authoritative guidance and therefore are not subject to fair value derivative accounting. At December 31, 2022, the Company had foreign currency option and forward contracts, soybean meal forward contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts, heating oil options, soybean meal forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2022, fiscal 2021 and fiscal 2020, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2024. At December 31, 2022, the aggregate fair value of these foreign exchange contracts was approximately $13.8 million. The amounts are included in other current assets, other noncurrent assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022, fiscal 2021 and fiscal 2020, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the second quarter of fiscal 2023. At December 31, 2022, the aggregate fair value of the corn contracts was $0.9 million. The amounts are included in other current assets on the balance sheet.

In fiscal 2022, fiscal 2021 and fiscal 2020, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the third quarter of fiscal 2023. At December 31, 2022, the aggregate fair value of the soybean meal contracts was $0.6 million and was recorded in other current assets on the balance sheet.

At December 31, 2022, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, and foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	627	Euro	110	5.7	$120
Brazilian real	3,458,502	U.S. dollar	807,739	3.35 - 6.63	807,739
Euro	33,631	U.S. dollar	35,505	1.01 - 1.08	35,505
Euro	26,798	Polish zloty	126,500	4.69 - 4.74	28,609
Euro	12,982	Japanese yen	1,859,840	140.03 - 146.23	13,860
Euro	18,827	Chinese renminbi	138,363	7.09 - 7.44	20,100
Euro	17,221	Australian dollar	26,800	1.55 - 1.59	18,386
Euro	3,398	British pound	2,972	0.87 - 0.89	3,628
Euro	34	Canadian dollar	50	1.45	37
Polish zloty	38,373	Euro	8,155	4.70 - 4.72	8,735
Polish zloty	1,212	U.S. dollar	274	4.42	274
British pound	284	Euro	325	0.87	342
British pound	446	U.S. dollar	544	1.22	544
Japanese yen	360,425	U.S. dollar	2,753	129.40 - 135.36	2,753
U.S. dollar	746	Japanese yen	101,000	135.36	746
U.S. dollar	352	Euro	330	1.07	352
Australian dollar	159	Euro	100	1.59	108
					$941,838

The above foreign currency contracts had an aggregate fair value of approximately $11.7 million and are included in other current assets, noncurrent assets, accrued expenses and noncurrent liabilities at December 31, 2022.

    The Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at December 31, 2022.  These contracts have an aggregate fair value of approximately $0.1 million and are included in current other assets and accrued expenses at December 31, 2022.

The Company had soybean meal forward contracts that are marked to market at December 31, 2022.  These contracts have an aggregate fair value of approximately $1.7 million and are included in current other assets at December 31, 2022.

Additionally, the Company had heating oil options that are marked to market at December 31, 2022.  These contracts have an aggregate fair value of less than $0.1 million and are included in current other assets at December 31, 2022.

At December 31, 2022, the Company had forward purchase agreements in place for purchases of approximately $243.3 million of natural gas and diesel fuel and approximately $19.8 million of other commitments during the next three years.  As of December 31, 2022, the Company had forward purchase agreements in place for purchases of approximately $138.0 million of finished and raw material products during the next five years.

Interest Rate Sensitivity

At December 31, 2022, the Company's fixed rate debt obligations consist of the 6% Notes, the 5.25% Notes, the 3.625% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 5.18%. As of December 31, 2022, the Company has long-term debt of approximately $1.2 billion subject to variable interest rates under the Company's Senior Secured Credit Facilities. This portion of the Company's debt is sensitive to fluctuations in interest rates. The Company estimates that a 1% increase in interest rates will increase the Company's annual interest expense by approximately $12.2 million.

Foreign Exchange

The Company has significant international operations and is subject to certain opportunities and risks, including currency fluctuations. As a result, the Company is affected by changes in foreign currency exchange rates, particularly with respect to the euro, Brazilian real, Canadian dollar, Australian dollar, Chinese renminbi, British pound and Japanese yen.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over net sales
As discussed in Note 22 to the consolidated financial statements, net sales were $6.5 billion for the year-ended December 31, 2022.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. The Company’s business operations are conducted through a global network of over 260 locations across five continents. Net sales are recognized primarily from the sale of tangible products at these Company locations around the world. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the geographical dispersion of the Company’s net sales generating activities. This included determining the Company locations at which procedures were performed and the supervision and review of procedures performed at those locations.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations at which those procedures were to be performed. At each Company location where procedures were performed, we, where applicable:

•evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales processes, including the Company’s controls over the accurate recording of amounts

•assessed the recorded net sales by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers and shipping documentation.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

Acquisition date fair value of the collection route intangible assets

As discussed in Note 1 and Note 3 to the consolidated financial statements, the Company acquired Valley Proteins on May 2, 2022 and the FASA Group on August 1, 2022. The purchase price, net of cash acquired, to purchase Valley Proteins and the FASA Group was $1,171.6 million and $715.6 million, respectively. The Company recorded intangible assets representing the generation of future income from existing collection routes using an income approach. The preliminary fair value for the collection route intangible assets was $292.1 million and $150.2 million for Valley Proteins and the FASA Group, respectively.

We identified the evaluation of the acquisition-date fair value of the collection route intangible assets as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating certain assumptions included in the income approach using a discounted cash flow model to estimate the acquisition-date fair value of the collection route intangible assets. Specifically, there was limited observable market information for the forecasted revenue growth rates, cost of sales and gross margin assumptions, and the evaluation of the discount rate assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of the collection route intangible assets, including controls over the determination of the forecasted revenue growth rates, cost of sales, gross margin, and discount rate assumptions. We evaluated the Company’s forecasted revenue growth rates, cost of sales and gross margin assumptions by comparing them to historical revenue growth rates, cost of sales and gross margins experienced by each of the acquired businesses. We performed sensitivity analyses over these assumptions to assess the impact of changes in those assumptions on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s discount rates by comparing them to an independently developed discount rate or ranges of discount rates based on publicly available market data for comparable companies

•developing an estimate of fair value of the collection route intangible assets using projected cash flows of each acquired business and an independently developed discount rate or ranges of discount rates and comparing them to the Company's fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Dallas, Texas
February 27, 2023

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darling Ingredients Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Darling Ingredients Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Valley Proteins, the FASA Group and Group Op de Beeck during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Valley Proteins, the FASA Group and Group Op de Beeck’s internal control over financial reporting associated with total assets of $2.3 billion and net sales of $805.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Valley Proteins, the FASA Group and Group Op de Beeck.

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

/s/ KPMG LLP

Dallas, Texas
February 27, 2023

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2022 and January 1, 2022
(in thousands, except share and per share data)

ASSETS	December 31, 2022	January 1, 2022
Current assets:
Cash and cash equivalents	$127,016	$68,906
Restricted cash	315	166
Accounts receivable, less allowance for bad debts of $11,889 at December 31, 2022 and $8,196 at January 1, 2022	676,573	469,092
Inventories	673,621	457,465
Prepaid expenses	85,665	53,711
Income taxes refundable	18,583	1,075
Other current assets	56,324	38,599
Total current assets	1,638,097	1,089,014

Property, plant and equipment, net	2,462,082	1,840,080
Intangible assets, net	865,122	397,801
Goodwill	1,970,377	1,219,116
Investment in unconsolidated subsidiaries	1,926,395	1,349,247
Operating lease right-of-use assets	186,141	155,464
Other assets	136,268	66,795
Deferred income taxes	17,888	16,211
	$9,202,370	$6,133,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$69,846	$24,407
Accounts payable, principally trade	472,491	307,118
Income taxes payable	44,851	32,310
Current operating lease liabilities	49,232	38,168
Accrued expenses	432,023	350,681
Total current liabilities	1,068,443	752,684

Long-term debt, net of current portion	3,314,969	1,438,974
Long-term operating lease liabilities	141,703	120,314
Other noncurrent liabilities	298,933	111,029
Deferred income taxes	481,832	362,942
Total liabilities	5,305,880	2,785,943

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized, 173,593,099 and 171,734,603 shares issued at December 31, 2022 and January 1, 2022, respectively	1,736	1,717
Additional paid-in capital	1,660,084	1,627,816
Treasury stock, at cost; 13,623,503 and 10,942,599 shares at December 31, 2022 and January 1, 2022, respectively	(554,451)	(374,721)
Accumulated other comprehensive loss	(383,874)	(321,690)
Retained earnings	3,085,528	2,347,838
Total Darling's stockholders’ equity	3,809,023	3,280,960
Noncontrolling interests	87,467	66,825
Total stockholders’ equity	3,896,490	3,347,785
	$9,202,370	$6,133,728

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 31, 2022
(in thousands, except per share data)

	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$6,532,204	$4,741,369	$3,571,923
Costs and expenses:
Cost of sales and operating expenses	5,002,609	3,499,385	2,688,815
Loss (gain) on sale of assets	(4,494)	(958)	426
Selling, general and administrative expenses	436,608	391,538	378,496
Restructuring and asset impairment charges	29,666	778	38,167
Depreciation and amortization	394,721	316,387	350,178
Acquisition and integration costs	16,372	1,396	—
Total costs and expenses	5,875,482	4,208,526	3,456,082
Equity in net income of Diamond Green Diesel	372,346	351,627	315,095
Operating income	1,029,068	884,470	430,936

Other expense:
Interest expense	(125,566)	(62,077)	(72,686)
Foreign currency losses	(11,277)	(2,199)	(2,290)
Other expense, net	(3,609)	(4,551)	(5,534)
Total other expense	(140,452)	(68,827)	(80,510)

Equity in net income of other unconsolidated subsidiaries	5,102	5,753	3,193
Income before income taxes	893,718	821,396	353,619

Income tax expense	146,626	164,106	53,289

Net income	747,092	657,290	300,330

Net income attributable to noncontrolling interests	(9,402)	(6,376)	(3,511)

Net income attributable to Darling	$737,690	$650,914	$296,819

Net income per share:
Basic	$4.58	$4.01	$1.83
Diluted	$4.49	$3.90	$1.78

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended December 31, 2022
(in thousands)

	December 31, 2022	January 1, 2022	January 2, 2021
Net income	$747,092	$657,290	$300,330
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(87,856)	(74,219)	70,320
Pension adjustments	8,966	12,669	(4,313)
Corn option derivative adjustments	3,547	1,838	(5,731)
Soybean meal derivative adjustments	339	(141)	297
Heating oil derivative adjustments	(2,458)	894	1,104
Foreign exchange derivative adjustments	12,204	(5,833)	6,621
Total other comprehensive income/(loss), net of tax	(65,258)	(64,792)	68,298
Total comprehensive income	681,834	592,498	368,628
Comprehensive income attributable to noncontrolling interests	6,328	10,841	2,395
Comprehensive income attributable to Darling	$675,506	$581,657	$366,233

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 31, 2022
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 28, 2019	163,775,111	$1,686	$1,560,897	$(75,022)	$(321,847)	$1,400,105	$2,565,819	$77,531	$2,643,350
Net income	—	—	—	—	—	296,819	296,819	3,511	300,330
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,480)	(4,480)
Additions to noncontrolling interests	—	—	3,258	—	—	—	3,258	(13,146)	(9,888)
Pension liability adjustments, net of tax	—	—	—	—	(4,313)	—	(4,313)	—	(4,313)
Heating oil derivative adjustments, net of tax	—	—	—	—	1,104		1,104	—	1,104
Corn option derivative adjustments, net of tax	—	—	—	—	(5,731)	—	(5,731)	—	(5,731)
Soybean meal derivative adjustments, net of tax	—	—	—	—	297	—	297	—	297
Foreign exchange derivative adjustments, net of tax	—	—	—	—	6,621	—	6,621	—	6,621
Foreign currency translation adjustments	—	—	—	—	71,436	—	71,436	(1,116)	70,320
Issuance of non-vested stock	11,000	—	221	—	—	—	221	—	221
Stock-based compensation	—	—	23,001	—	—	—	23,001	—	23,001
Treasury stock	(2,834,646)	—	—	(76,688)	—	—	(76,688)	—	(76,688)
Issuance of common stock	1,248,924	13	10,052	—	—	—	10,065	—	10,065
Balances at January 2, 2021	162,200,389	$1,699	$1,597,429	$(151,710)	$(252,433)	$1,696,924	$2,891,909	$62,300	$2,954,209
Net income	—	—	—	—	—	650,914	650,914	6,376	657,290
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(6,316)	(6,316)
Pension liability adjustments, net of tax	—	—	—	—	12,669	—	12,669	—	12,669
Heating oil derivative adjustments, net of tax	—	—	—	—	894	—	894	—	894
Corn option derivative adjustments, net of tax	—	—	—	—	1,838	—	1,838	—	1,838
Soybean meal derivative adjustments, net of tax	—	—	—	—	(141)	—	(141)	—	(141)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(5,833)	—	(5,833)	—	(5,833)
Foreign currency translation adjustments	—	—	—	—	(78,684)	—	(78,684)	4,465	(74,219)
Issuance of non-vested stock	—	—	171	—	—	—	171	—	171
Stock-based compensation	—	—	21,666	—	—	—	21,666	—	21,666
Treasury stock	(3,262,750)	—	—	(223,011)	—	—	(223,011)	—	(223,011)
Issuance of common stock	1,854,365	18	8,550	—	—	—	8,568	—	8,568
Balances at January 1, 2022	160,792,004	$1,717	$1,627,816	$(374,721)	$(321,690)	$2,347,838	$3,280,960	$66,825	$3,347,785
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	18,058	18,058
Net income	—	—	—	—	—	737,690	737,690	9,402	747,092
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,744)	(3,744)
Pension liability adjustments, net of tax	—	—	—	—	8,966	—	8,966	—	8,966
Heating oil derivative adjustments, net of tax	—	—	—	—	(2,458)	—	(2,458)	—	(2,458)
Corn option derivative adjustments, net of tax	—	—	—	—	3,547	—	3,547	—	3,547
Soybean meal derivative adjustments, net of tax	—	—	—	—	339	—	339	—	339
Foreign exchange derivative adjustments, net of tax	—	—	—	—	12,204	—	12,204	—	12,204
Foreign currency translation adjustments	—	—	—	—	(84,782)	—	(84,782)	(3,074)	(87,856)
Issuance of non-vested stock	8,000	—	155	—	—	—	155	—	155
Stock-based compensation	—	—	24,850	—	—	—	24,850	—	24,850
Treasury stock	(2,680,904)	—	—	(179,730)	—	—	(179,730)	—	(179,730)
Issuance of common stock	1,850,496	19	7,263	—	—	—	7,282	—	7,282
Balances at December 31, 2022	159,969,596	$1,736	$1,660,084	$(554,451)	$(383,874)	$3,085,528	$3,809,023	$87,467	$3,896,490
    The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 31, 2022
(in thousands)

	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income	$747,092	$657,290	$300,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394,721	316,387	350,178
Deferred income taxes	46,734	96,812	15,814
Loss/(gain) on sale of assets	(4,494)	(958)	426
Restructuring and asset impairment	29,666	138	37,802
Decrease in long-term pension liability	(7,037)	(4,742)	(6,555)
Stock-based compensation expense	25,005	21,837	23,222
Write-off deferred loan costs	—	1,130	3,052
Deferred loan cost amortization	4,984	4,038	5,357
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(377,448)	(357,380)	(318,288)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	95,546	4,611	207,328
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(56,543)	(79,954)	22,362
Income taxes refundable/payable	(3,495)	18,826	4,200
Inventories and prepaid expenses	(130,170)	(72,919)	(18,666)
Accounts payable and accrued expenses	65,936	84,580	11,200
Other	(16,758)	14,724	(13,111)
Net cash provided by operating activities	813,739	704,420	624,651
Cash flows from investing activities:
Capital expenditures	(391,309)	(274,126)	(280,115)
Acquisitions, net of cash acquired	(1,772,437)	(2,059)	(29,793)
Investment in Diamond Green Diesel	(264,750)	(189,000)	—
Investment in other unconsolidated subsidiaries	—	(4,449)	—
Loan to Diamond Green Diesel	(50,000)	(25,000)	—
Loan repayment from Diamond Green Diesel	50,000	—	—
Gross proceeds from sale of property, plant and equipment and other assets	13,442	4,645	2,797
Proceeds from insurance settlement	—	—	293
Payments related to routes and other intangibles	(1,492)	(274)	(3,810)
Net cash used in investing activities	(2,416,546)	(490,263)	(310,628)
Cash flows from financing activities:
Proceeds from long-term debt	1,934,885	43,824	34,569
Payments on long-term debt	(63,078)	(142,133)	(232,726)
Borrowings from revolving credit facility	1,873,795	620,601	495,691
Payments on revolving credit facility	(1,897,280)	(515,424)	(480,604)
Net cash overdraft financing	24,069	(3,845)	(37,692)
Deferred loan costs	(16,780)	(3,809)	(4,292)
Issuance of common stock	—	50	67
Repurchase of common stock	(125,531)	(167,708)	(55,044)
Minimum withholding taxes paid on stock awards	(46,944)	(46,894)	(11,918)
Acquisition of noncontrolling interest	—	—	(8,784)
Distributions to noncontrolling interests	(4,532)	(6,022)	(6,253)
Net cash provided/(used) in financing activities	1,678,604	(221,360)	(306,986)
Effect of exchange rate changes on cash flows	5,299	(5,445)	1,638
Net increase/(decrease) in cash, cash equivalents and restricted cash	81,096	(12,648)	8,675
Cash, cash equivalents and restricted cash at beginning of year	69,072	81,720	73,045
Cash, cash equivalents and restricted cash at end of year	$150,168	$69,072	$81,720

  The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries.  The Company’s business operations are conducted through a global network of over 260 locations across five continents within three business segments, Feed Ingredients, Food Ingredients and Fuel Ingredients. Comparative segment revenues and related financial information are presented in Note 21 to the consolidated financial statements.

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

(2)     Business Combinations

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

(3)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 31, 2022, the 52 weeks ended January 1, 2022, and the 53 weeks ended January 2, 2021.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(4)     Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of December 31, 2022 and January 1, 2022, primarily represented amounts set aside as collateral for foreign construction projects and U. S. environmental claims and were insignificant to the Company. Restricted cash included in other assets as of December 31, 2022, primarily represented amounts set aside in the Company's name in escrow for a portion of acquisition consideration that is expected to be paid in the future. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	December 31, 2022	January 1, 2022
Cash and cash equivalents	$127,016	$68,906
Restricted cash	315	166
Restricted cash included in other long-term assets	22,837	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$150,168	$69,072

(5)     Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience adjusted for differences in asset-specific risk characteristic, current economic conditions and forecast of future economic conditions. If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required. The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third party banks without recourse for cash less a nominal fee. For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company sold approximately $582.0 million, $443.6 million and $345.6 million, respectively of its trade receivables and incurred approximately $4.0 million, $1.1 million and $1.1 million in fees, which are recorded as interest expense, respectively.

(6)     Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is primarily determined using the first-in, first-out (FIFO) method for the Feed Ingredients and Fuel Ingredients segments. In the Food Ingredients segment cost is primarily determined based on the weighted average cost.

(7)     Long Lived Assets

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of assets:  1) Buildings and improvements, 15 to 30 years; 2) Machinery and equipment, 3 to 10 years; 3) Vehicles, 3 to 8 years; and 4) Aircraft, 7 to 10 years.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Maintenance and repairs are charged to expense as incurred, and expenditures for major renewals and improvements are capitalized.

        Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin Industries Inc. on December 17, 2010 (which was subsequently converted to a limited liability company) and its subsidiaries (“Griffin”) and trade names acquired in the acquisition of its Darling Ingredients International business.  Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products;  2) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 3) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired; 4) trade names; and 5) royalty, product development, consulting, land use rights and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 21 years for collection routes; 10 to 20 years for permits; 3 to 7 years for non-compete agreements; and 4 to 15 years for trade names.  Royalty, product development, patents, consulting, land use rights and leasehold agreements are generally amortized over the term of the agreement.

(8)     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2022, the Company recorded asset impairment charges related to its food segment long-lived assets of approximately $18.4 million and feed segment long-lived assets of approximately $8.6 million and in fiscal 2021 and 2020, the company recorded asset impairment charges related to its fuel segment biodiesel long-lived assets of approximately $0.1 million and $6.2 million, respectively. See Note 18 to the consolidated financial statements.

(9)    Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  When assessing the recoverability of goodwill and other indefinite lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an other indefinite lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs the quantitative approach to impairment testing by comparing the fair value of the Company's reporting units to their respective carrying amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized, if any, will not exceed the total amount of goodwill allocated to that reporting unit. In fiscal 2022 and 2021, the Company performed a qualitative impairment analysis for its annual goodwill and indefinite-lived intangible assets at October 29, 2022 and October 30, 2021, respectively. Based on the Company's annual impairment testing at October 29, 2022 and October 30, 2021, respectively, we concluded it is more likely than not that the fair values of the Company’s reporting units containing goodwill and indefinite lived intangible assets exceeded the related carrying value. However, in December 2022, the Company's management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company incurred goodwill impairment charges in fiscal 2022. In fiscal 2020, the Company performed its annual goodwill and indefinite-lived intangible assets impairment assessments at October 24, 2020 using a quantitative approach and prior to finalizing the impairment testing a triggering event occurred, which due to

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. As a result, the Company recorded goodwill impairment charges in fiscal 2020. In fiscal 2020, the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values.  Goodwill was approximately $2.0 billion and $1.2 billion at December 31, 2022 and January 1, 2022, respectively. See Note 7 for further information on the Company’s goodwill.

(10)    Leases

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

(11)    Environmental Expenditures

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(12)    Income Taxes

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

(13)    Earnings per Share

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

	Net Income per Common Share (in thousands, except per share data)
		December 31,			January 1,			January 2,
		2022			2022			2021
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$737,690	161,000	$4.58	$650,914	162,454	$4.01	$296,819	162,572	$1.83

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	3,831	—	—	5,468	—	—	6,526	—
Less: Pro-forma treasury shares	—	(710)	—	—	(826)	—	—	(1,890)	—
Diluted:
Net income attributable to Darling	$737,690	164,121	$4.49	$650,914	167,096	$3.90	$296,819	167,208	$1.78

There were no outstanding stock options excluded in fiscal 2022 and 2021 and in fiscal 2020 there were 24,356 outstanding stock options that were excluded from diluted income per common share as the effect was antidilutive.  For fiscal 2022, 2021 and 2020, respectively, 266,246, 195,542 and 392,909 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(14)    Stock Based Compensation

The Company recognizes compensation expense ratably over the vesting period in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees and non-employee directors or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. The

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company's policy is to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. The Company does not reclassify excess tax benefits from operating activities to financing activities in the Consolidated Statements of Cash Flows. Additionally, the Company excludes the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company's diluted earnings per share. The Company records tax benefit or expense within income tax expense for the year ended December 31, 2022, January 1, 2022 and January 2, 2021 related to the excess tax expense on stock options, nonvested stock, director restricted stock units, restricted stock units and performance units.

Total stock-based compensation recognized in the Consolidated Statements of Operations for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was approximately $25.0 million, $21.8 million and $23.2 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $1.7 million, $1.8 million and $1.9 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

(15)    Use of Estimates

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

As a result of the global coronavirus disease (“COVID-19”) pandemic, and related government imposed movement restrictions and initiatives implemented to reduce the global transmission of COVID-19, as well as the Russia-Ukraine war and the current inflationary environment, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. As of December 31, 2022, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the COVID-19 pandemic, the Russia-Ukraine war or inflation.

(16)    Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company's 6% Senior Notes due 2030, 5.25% Senior Notes due 2027, 3.625% Senior Notes due 2026, term loans and revolver borrowings outstanding at December 31, 2022, as described in Note 10 have a fair value based on market valuation from third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the fair value. See Note 17 for financial instruments' fair values.

(17)    Derivative Instruments

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

(18)    Revenue Recognition

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

(19)    Related Party Transactions

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

(20)    Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains/(losses) in determining net income. The Company incurred net foreign currency translation gains/(losses) of approximately $(84.8) million, $(78.7) million and $71.4 million in fiscal 2022, 2021 and 2020, respectively.

(21)    Reclassification

Certain immaterial prior year amounts have been reclassified to conform to current year presentation.

(22)    Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 2.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Assets:
Total current assets	$1,304,805	$686,294
Property, plant and equipment, net	3,866,854	2,710,747
Other assets	61,665	51,514
Total assets	$5,233,324	$3,448,555
Liabilities and members' equity:
Total current portion of long term debt	$217,066	$165,092
Total other current liabilities	515,023	295,860
Total long term debt	774,783	344,309
Total other long term liabilities	17,249	17,531
Total members' equity	3,709,203	2,625,763
Total liabilities and member's equity	$5,233,324	$3,448,555

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenues:
Operating revenues	$5,501,166	$2,342,332	$1,267,477
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	4,614,192	1,575,494	592,781
Depreciation, amortization and accretion expense	125,656	58,326	44,882
Operating income	761,318	708,512	629,814
Other income	3,170	678	1,636
Interest and debt expense, net	(19,796)	(5,936)	(1,260)
Net income	$744,692	$703,254	$630,190

As of December 31, 2022, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $1.9 billion on the consolidated balance sheet. The Company has recorded approximately $372.3 million, $351.6 million and $315.1 million in equity in net income of Diamond Green Diesel for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. In December 2019, the blender tax credits were extended for calendar years 2020, 2021 and 2022. Biodiesel blenders registered with the Internal Revenue Service are currently eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing at least 0.1% diesel fuel. In fiscal 2022, fiscal 2021 and fiscal 2020, the DGD Joint Venture recorded approximately $761.1 million, $371.2 million and $287.9 million, respectively in blenders tax credits. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blender tax credits were extended as is until December 31, 2024. After 2024, the Clean Fuels Production Credit (the “CFPC”) becomes effective for 2025 through 2027. Under the CFPC, on-road transportation fuel receives a base credit of $1.00 per gallon of renewable diesel multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. In contrast to the blenders tax credits, the CFPC requires that production must take place in the United States. The Company received approximately $90.5 million, zero and $205.2 million for each of the years ended December 31, 2022, January 1, 2022 and January 2, 2021, in dividend distributions from the DGD Joint Venture. In addition, during fiscal year 2022 and 2021, the Company made capital contributions to the DGD Joint Venture of approximately $264.8 million and $189.0 million, respectively. Subsequent to December 31, 2022, each joint venture partner made a capital contribution of approximately $75.0 million.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 3.    ACQUISITIONS AND DISPOSITIONS

On August 1, 2022, the Company acquired all of the shares of the FASA Group, the largest independent rendering company in Brazil, pursuant to a stock purchase agreement dated May 5, 2022 (the “FASA Acquisition”). The FASA Group, with its 14 rendering plants and an additional two plants under construction, will supplement the Company's global supply of waste fats, enhancing it as a leader in the supply of low-carbon waste fats and oils.

The Company initially paid approximately R$2.9 billion Brazilian Real in cash (approximately $562.6 million USD at the exchange rate in effect on the closing date of the acquisition) for all the shares of the FASA Group, subject to certain post closing adjustments and a contingent payment based on future earnings growth in accordance with the terms set forth in the stock purchase agreement. Under the stock purchase agreement, such contingent payment could range from R$0 to a maximum of R$1.0 billion if future earnings growth reaches certain levels over a three year period. The Company has completed an analysis for this contingency and has recorded a liability of approximately R$867.5 million (approximately $168.1 million USD at the exchange rate in effect on the closing date of the acquisition) representing the present value of the maximum contingency under the income approach. The Company will analyze the contingency each quarter and any change will be booked through operating income including the accretion of the change in the long-term liability. At December 31, 2022, the current forecast is showing no change to the initial contingency that was recorded. The Company initially financed the FASA Acquisition by borrowing approximately $515.0 million of revolver borrowings under the Company's Amended Credit Agreement, with the remainder coming from cash on hand. During the fourth quarter of fiscal 2022, the Company made immaterial working capital adjustments and made a cash payment for a working capital purchase price adjustment per the stock purchase agreement of approximately $7.1 million with an offset to goodwill.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in the FASA Acquisition as of August 1, 2022 at the exchange rate of R$5.16:USD$1.00 (in thousands):

Accounts receivable	$76,640
Inventories	43,058
Other current assets	33,327
Property, plant and equipment	142,931
Identifiable intangible assets	161,182
Goodwill	408,589
Operating lease right-of-use assets	583
Other assets	55,191
Deferred tax asset	8,144
Accounts payable	(15,920)
Current portion of long-term debt	(18,680)
Accrued expenses	(38,708)
Long-term debt, net of current portion	(41,926)
Long-term operating lease liabilities	(583)
Deferred tax liability	(79,691)
Other noncurrent liabilities	(503)
Non-controlling interests	(18,058)
Purchase price, net of cash acquired	$715,576
Less hold-back	21,705
Less contingent consideration	168,128
Cash paid for acquisition, net of cash acquired	$525,743

The $408.6 million of goodwill from the FASA Acquisition, which is expected to strengthen the Company's base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment and is nondeductible for tax purposes. The identifiable intangible assets include $150.2 million in collection routes with a life of 12 years and $11.0 million in trade name with a life of 5 years for a total weighted average life of approximately 11.5 years. The Company is still assessing the provisional amounts recorded for assets acquired and liabilities assumed including possible future adjustments related to amounts recorded for income taxes. Due to the complexity of acquiring multiple entities in Brazil, the Company is continuing its procedures to identify information pertaining to income tax matters during the measurement period. If new information is obtained about facts and circumstances that existed at the closing date, the Company will adjust its measurement of provisional income tax amounts, thus the final determination of the values presented in the above table of assets acquired and liabilities assumed may result in retrospective

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

adjustments to the values presented with a corresponding adjustment to goodwill. The Company does not expect the impact of any adjustments to these amounts during the measurement period to be material.

The amount of net sales and net loss from the FASA Acquisition included in the Company's consolidated statement of operations for the twelve months ended December 31, 2022 were $146.7 million and $(3.6) million, respectively. In addition, the Company incurred acquisition costs related to the FASA Acquisition for the twelve months ended December 31, 2022 of approximately $3.2 million.

On May 2, 2022, the Company acquired all of the shares of Valley Proteins, pursuant to a stock purchase agreement dated December 28, 2021 (the “Valley Acquisition”). The Valley Acquisition includes a network of 18 major rendering plants and used cooking oil facilities throughout the southern, southeast and mid-Atlantic regions of the U.S. The Company initially paid approximately $1.177 billion in cash for the Valley Acquisition, which is subject to various post-closing adjustments in accordance with the stock purchase agreement. During the third and fourth quarters of fiscal 2022, the Company made immaterial working capital adjustments and made a cash payment for a working capital purchase price adjustment per the stock purchase agreement of approximately $6.0 million with an offset to goodwill. The Company initially financed the Valley Acquisition by borrowing all of the Company's delayed draw term A-1 facility of $400.0 million and delayed draw term A-2 facility of $500.0 million, with the remainder coming through revolver borrowings under the Company's Amended Credit Agreement.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in the Valley Acquisition as of May 2, 2022 (in thousands):

Accounts receivable	$68,558
Inventories	58,246
Other current assets	13,825
Property, plant and equipment	409,405
Identifiable intangible assets	389,200
Goodwill	358,298
Operating lease right-of-use assets	16,380
Other assets	14,164
Deferred tax asset	1,075
Accounts payable	(47,615)
Current portion of long-term debt	(2,043)
Current operating lease liabilities	(4,779)
Accrued expenses	(66,034)
Long-term debt, net of current portion	(5,995)
Long-term operating lease liabilities	(11,601)
Other noncurrent liabilities	(19,436)
Purchase price, net of cash acquired	$1,171,648

The $358.3 million of goodwill from the Valley Acquisition, which is expected to strengthen the Company's base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment. For U.S. income tax purposes, the Valley Acquisition is treated as a purchase of substantially all the assets of Valley Proteins; therefore, almost all of the goodwill is expected to be deductible for tax purposes. The identifiable intangible assets include $292.1 million in collection routes with a life of 15 years and $97.1 million in permits with a life of 15 years for a total weighted average life of approximately 15 years. The Company is still assessing the provisional amounts recorded for assets acquired and liabilities assumed including possible purchase price adjustment in accordance with the stock purchase agreement, thus the final determination of the values presented in the above table of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented in the above table with a corresponding adjustment to goodwill. The Company does not expect the impact of any adjustments to these amounts during the measurement period to be material.

The amount of net sales and net loss from the Valley Acquisition included in the Company's consolidated statement of operations for the twelve months ended December 31, 2022 were $624.9 million and $(38.3) million, respectively. In addition, the Company incurred acquisition costs related to the Valley Acquisition for the twelve months ended December 31, 2022 of approximately $5.6 million.

As a result of the Valley Acquisition and the FASA Acquisition, effective May 2, 2022 and August 1, 2022, respectively, the Company began including the operations of the Valley Acquisition and the FASA Acquisition in

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

the Company's consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Valley Acquisition and FASA Acquisition had occurred on January 3, 2021 for the periods presented (unaudited) (in thousands):

	Twelve Months Ended
	December 31, 2022	January 1, 2022
Net sales	$7,059,871	$5,826,297
Net income	724,064	625,834
The Company notes that pro forma results of operations for the acquisitions discussed below have not been presented because the effect of each acquisition individually or in the aggregate is not deemed material to revenues, total assets and net income of the Company for any period presented.

On February 25, 2022, a wholly-owned international subsidiary of the Company acquired all of the shares of Group Op de Beeck, a Belgium digester, organic and industrial waste processing company, that is now included in our Fuel Ingredients segment, for an initially estimated purchase price of approximately $91.7 million, plus or minus various closing adjustments in accordance with the stock purchase agreement. Initially, the Company paid approximately $71.3 million in cash consideration. In the second quarter of fiscal 2022, the Company paid an additional $4.2 million for purchase price adjustments related to working capital and estimated future construction costs for a total purchase price of approximately $75.5 million. The Company recorded assets and liabilities consisting of property, plant and equipment of approximately $28.1 million, intangible assets of approximately $27.2 million, goodwill of approximately $29.6 million and other net liabilities of approximately $(9.4) million including working capital and net debt. The identifiable intangibles have a weighted average life of 15 years.

On October 18, 2022, the Company announced that we entered into a stock purchase agreement to acquire all the shares of Gelnex, a leading global producer of collagen products (including gelatin and collagen peptides), for approximately $1.2 billion in cash, plus or minus various closing adjustments in accordance with the stock purchase agreement. The transaction is subject to customary approvals, including the receipt of regulatory approval and is anticipated to close in the first half of 2023.

On November 2, 2022, the Company announced that we entered into a definitive agreement to purchase Polish rendering company, Miropasz Group for approximately €110.0 million, subject to post-closing adjustments. The transaction is subject to customary approvals, including the receipt of regulatory approval and is anticipated to close in the third quarter of 2023.

The Company incurred acquisition costs of approximately $16.4 million for the twelve months ended December 31, 2022, respectively related to the above disclosed acquisitions, including the Valley Acquisition, the FASA Acquisition, Group Op de Beeck, the previously announced Gelnex and Miropasz acquisitions as well as other immaterial acquisitions.

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
Additionally, the Company made other immaterial acquisitions and dispositions in fiscal 2022 and 2020.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 4.    INVENTORIES

A summary of inventories follows (in thousands):

	December 31, 2022	January 1, 2022
Finished product	$384,289	$272,995
Work in process	100,790	81,158
Raw material	69,164	48,186
Supplies and other	119,378	55,126
	$673,621	$457,465

The Company's work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

NOTE 5.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 31, 2022	January 1, 2022
Land	$201,572	$161,244
Buildings and improvements	873,080	701,594
Machinery and equipment	2,683,991	2,299,417
Vehicles	433,183	328,768
Aircraft	15,004	9,708
Construction in process	310,180	194,769
	4,517,010	3,695,500
Accumulated depreciation	(2,054,928)	(1,855,420)
	$2,462,082	$1,840,080
Depreciation expense for the three years ended December 31, 2022, January 1, 2022 and January 2, 2021, was approximately $306.0 million, $249.0 million and $276.2 million, respectively.

NOTE 6.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2022	January 1, 2022
Indefinite Lived Intangible Assets
Trade names	$51,639	$53,133
	51,639	53,133
Finite Lived Intangible Assets:
Collection routes	781,286	337,399
Permits	557,083	475,520
Non-compete agreements	695	645
Trade names	76,549	65,675
Royalty, product development, patents, consulting, land use rights and leasehold	20,971	25,899
	1,436,584	905,138
Accumulated Amortization:
Collection routes	(196,108)	(169,984)
Permits	(368,005)	(336,020)
Non-compete agreements	(563)	(441)
Trade names	(53,486)	(46,028)
Royalty, product development, patents, consulting, land use rights and leasehold	(4,939)	(7,997)
	(623,101)	(560,470)
Total Intangible assets, less accumulated amortization	$865,122	$397,801

Gross intangible collection routes, permits, trade names, non-compete agreements and other intangibles changed due to acquisitions and additions of approximately $588.1 million and the remaining change is due to foreign exchange impact, impairments and retirements. Amortization expense for the three years ended December 31, 2022, January 1, 2022 and January 2, 2021, was approximately $88.7 million, $67.4 million and $74.0 million, respectively. Amortization expense for the next five fiscal years is estimated to be $103.5 million, $84.1 million, $76.4 million, $66.6 million and $63.9 million.

NOTE 7.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 2, 2021
Goodwill	$830,321	$351,296	$126,578	$1,308,195
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	814,407	350,835	94,998	1,260,240
Goodwill acquired during year	40	—	161	201
Foreign currency translation	(15,498)	(18,430)	(7,397)	(41,325)
Balance at January 1, 2022
Goodwill	814,863	332,866	119,342	1,267,071
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	798,949	332,405	87,762	1,219,116
Goodwill acquired during year	767,382	399	30,355	798,136
Goodwill impairment during year	—	(2,709)	—	(2,709)
Foreign currency translation	(25,390)	(12,458)	(6,318)	(44,166)
Balance at December 31, 2022
Goodwill	1,556,855	320,807	143,379	2,021,041
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,540,941	$317,637	$111,799	$1,970,377

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units.  In fiscal 2022 and fiscal 2021, the Company concluded it is more likely than not that the fair values of the reporting units containing goodwill exceeded the related carrying value pursuant to a qualitative

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

assessment completed as of October 29, 2022 and October 30, 2021, respectively. Prior to finalizing the impairment testing, in December 2022, the Company's management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company recorded goodwill impairment charges in fiscal 2022 of approximately $2.7 million based on the relative fair value of the Peabody plant. In fiscal 2020, the Company performed its annual goodwill and indefinite-lived intangible assets impairment assessments at October 24, 2020 pursuant to a quantitative assessment and prior to finalizing the impairment testing a triggering event occurred, which due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. As a result, the Company recorded goodwill impairment charges in fiscal 2020 of approximately $31.6 million, which represented all of our reporting units' goodwill. See Note 18 to the consolidated financial statements for further discussion on asset impairment. Based on the Company's annual impairment testing at October 24, 2020, the remaining reporting units fair value exceeded their carrying value.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2022	January 1, 2022
Compensation and benefits	$145,048	$123,180
Accrued operating expenses	97,128	81,200
Other accrued expense	189,847	146,301
	$432,023	$350,681

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

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Operating lease expense	$49,377	$48,049	$45,362
Short-term lease costs	31,133	25,141	25,868
Total lease cost	$80,510	$73,190	$71,230

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Other information (in thousands, except lease terms and discount rates):

	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$53,359	$50,258	$52,055

Operating right-of-use assets, net	$186,141	$155,464

Operating lease liabilities, current	$49,232	$38,168
Operating lease liabilities, non-current	141,703	120,314
Total operating lease liabilities	$190,935	$158,482

Weighted average remaining lease term - operating leases	6.34 years	6.20 years
Weighted average discount rate - operating leases	3.89%	3.57%

Future annual minimum lease payments and finance lease commitments as of December 31, 2022 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Finance Leases
2023	$54,171	$3,839
2024	45,047	3,276
2025	35,184	3,215
2026	23,123	1,788
2027	15,846	1,318
Thereafter	31,629	1,806
	205,000	15,242
Less amounts representing interest	(14,065)	(804)
Lease obligations included in current and long-term liabilities	190,935	14,438

As of December 31, 2022, the Company also has additional operating leases that have not yet commenced, primarily for machinery and equipment and storage, with fixed payments over their noncancellable terms of approximately $1.6 million. These operating leases will commence in 2023 with noncancellable terms of 7 years.

The Company's finance lease assets are included in property, plant and equipment and the finance lease obligations are included in the Company's current and long-term debt obligations on the consolidated balance sheet.

NOTE 10. DEBT

Debt consists of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2022	January 1, 2022
Amended Credit Agreement:
Revolving Credit Facility ($32.0 million denominated in € at December 31, 2022)	$135,028	$160,000

Term A-1 facility	400,000	—
Less unamortized deferred loan costs	(722)	—
Carrying value Term A-1 facility	399,278	—

Term A-2 facility	493,750	—
Less unamortized deferred loan costs	(1,034)	—
Carrying value Term A-2 facility	492,716	—

Term Loan B	200,000	200,000
Less unamortized deferred loan costs	(1,302)	(1,928)
Carrying value Term Loan B	198,698	198,072

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	—
Less unamortized deferred loan costs net of bond premiums	(7,228)	—
Carrying value 6% Senior Notes due 2030	992,772	—

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(4,127)	(4,959)
Carrying value 5.25% Senior Notes due 2027	495,873	495,041

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	549,814	582,980
Less unamortized deferred loan costs - Denominated in euro	(3,728)	(5,031)
Carrying value 3.625% Senior Notes due 2026	546,086	577,949

Other Notes and Obligations	124,364	32,319
	3,384,815	1,463,381
Less Current Maturities	69,846	24,407
	$3,314,969	$1,438,974

As of December 31, 2022, the Company had outstanding debt under the revolving credit facility denominated in euros of €30.0 million and outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company's debt agreements. In addition, at December 31, 2022, the Company had finance lease obligations denominated in euros of approximately €8.6 million.

As of December 31, 2022, the Company had other notes and obligations of approximately $124.4 million that consist of various overdraft facilities of approximately $24.2 million, a China working capital line of credit of approximately $9.8 million, Brazilian notes of approximately $51.0 million and other debt of approximately $39.4 million, including U.S. finance lease obligations of approximately $5.3 million.

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

Effective December 9, 2021, the Company, and certain of its subsidiaries entered into an amendment (the "Seventh Amendment") with its lenders to the Amended Credit Agreement. Among other things, the Seventh Amendment (a) increased the maximum aggregate principal amount of the revolving credit facility from $1.0 billion to $1.5 billion, under which loans will or will continue to be made, as applicable, in U.S. dollars or alternative currencies, to the Company and certain of the Company’s subsidiaries as borrowers under the Amended Credit Agreement, (b) extended the stated maturity date of the revolving credit facility from September 18, 2025 to December 9, 2026, (c) obtained a delayed draw term loan commitment, and incurred new term loans pursuant thereto, in an aggregate principal amount of up to $400.0 million and has a term of five years, (d) joined Darling Ingredients Germany

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Holding GmbH (“Darling GmbH”) and Darling Ingredients Belgium Holding B.V. (“Darling Belgium”), each of which are indirect subsidiaries of the Company, and Guarantors under the Amended Credit Agreement, as “Borrowers” under the Amended Credit Agreement and (e) updated and modified certain other terms and provisions of the Amended Credit Agreement, including to reflect alternative reference rates based on the secured overnight financing rate for U.S. dollar loans, the sterling overnight index average for pound sterling loans and the euro short term rate for euro swingline loans.

Effective March 2, 2022, the Company and certain of its subsidiaries entered into an amendment (the "Eighth Amendment") with its lenders to the Amended Credit Agreement. Among other things, the Eighth Amendment (a) added a new delayed draw incremental term facility (the “term A-2 facility”) and incurred new incremental Term Loans pursuant thereto, in an aggregate principal amount of up to $500.0 million, and will mature on December 9, 2026 and (b) updated and modified certain other terms and provisions of the Amended Credit Agreement to reflect the addition of the term A-2 facility to the Amended Credit Agreement.

Effective September 6, 2022, the Company and certain of its subsidiaries entered into an amendment (the “Ninth Amendment”) with its lenders to the Amended Credit Agreement. Among other things, the Ninth Amendment (a) added (i) a new delayed draw incremental term facility (the “term A-3 facility”) and new Incremental Term Loans pursuant thereto, in an aggregate principal amount of up to $300.0 million, and (ii) a new delayed draw incremental term facility (the “term A-4 facility”) and new Incremental Term Loans pursuant thereto, in an aggregate principal amount of up to $500.0 million which, in each case, will be made available to the Company and have maturity dates co-terminous with the Company’s previously existing delayed draw term A-1 facility and term A-2 facility, and (b) updated and modified certain other terms and provisions of the Amended Credit Agreement to reflect the addition of the term A-3 facility and term A-4 facility to the Amended Credit Agreement.

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $3.725 billion comprised of (i) the Company's $525.0 million term loan B facility, (ii) the Company's $400.0 million term A-1 facility, (iii) the Company's $500.0 million term A-2 facility, (iv) the Company's $300.0 million term A-3 facility, (v) the Company's $500.0 million term A-4 facility and (vi) the Company's $1.5 billion five-year revolving credit facility (up to $150.0 million of which will be available for a letter of credit sub-limit and $50.0 million of which will be available for a swingline sub-limit) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving loan facility is available to be borrowed by Darling, Darling Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving loan facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the revolving loan facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.25% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-1 facility and term A-3 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.25% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio.The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

As of December 31, 2022, the Company had (i) $83.0 million outstanding under the revolver at base rate plus a margin of 0.25% per annum for a total of 7.75% per annum, (ii) $20.0 million outstanding under the revolver at SOFR plus a margin of 1.25% per annum for a total of 5.6725% per annum, (iii) $400.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.50% per annum for a total of 5.923% per annum, (iv) $493.8 million outstanding under the term A-2 facility at SOFR plus a margin of 1.25% per annum for a total of 5.673% per annum, (v) $200.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 6.30% per annum and (vi) €30.0 million outstanding under the revolving credit facility at

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

EURIBOR plus a margin of 1.25% per annum for a total of 3.148% per annum. As of December 31, 2022, the Company had revolving loan facility availability of $1.313 billion, availability on a delayed draw term A-3 facility of $300.0 million and availability on a delayed draw term A-4 facility of $500.0 million under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $48.1 million and letters of credit issued of $3.9 million. The Company also has foreign bank guarantees of approximately $13.0 million and U.S. bank guarantees of approximately $10.9 million that are not part of the Company's Amended Credit Agreement at December 31, 2022. The Company capitalized approximately $3.8 million of deferred loan costs in the year ended December 31, 2022 in connection with the Eighth and Ninth Amendments.
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

The 6% Notes will mature on June 15, 2030. Darling will pay interest on the 6% Notes on June 15 and December 15 of each year, commencing on December 15, 2022. Interest on the 6% Notes accrues from June 9, 2022 at a rate of 6% per annum and is payable in cash. The 6% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities (collectively, the “6% Guarantors”). The 6% Notes and the guarantees thereof are senior unsecured obligations of Darling and the 6% Guarantors and rank equally in right of payment to all of Darling's and the 6% Guarantors' existing and future senior unsecured indebtedness. The 6% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to grant liens to secure indebtedness and merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets. The Company capitalized approximately $12.7 million of deferred loan costs as of December 31, 2022 in connection with the 6% Notes.

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

The 3.625% Notes will mature on May 15, 2026. The 3.625% Issuer will pay interest on the 3.625% Notes on May 15 and November 15 of each year, commencing on November 15, 2018. Interest on the 3.625% Notes accrues from May 2, 2018 at a rate of 3.625% per annum and is payable in cash. The 3.625% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that guarantee the Senior Secured Credit Facilities (collectively, the “3.625% Guarantors”). The 3.625% Notes and the guarantees thereof are senior unsecured obligations of the 3.625% Issuer and the 3.625% Guarantors and rank equally in right of payment to all of the 3.625% Issuer's and the 3.625% Guarantors' existing and future senior unsecured indebtedness. The 3.625% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries (including the 3.625% Issuer) to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchases of Darling's capital stock or make other restricted payments; create restrictions on the payment of dividends or certain other amounts from Darling's restricted subsidiaries to Darling or Darling's other restricted subsidiaries; make loans or investments; enter into certain transactions with affiliates; create liens; designate Darling's subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of substantially all of Darling's assets.

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

As of December 31, 2022, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Maturities of long-term debt at December 31, 2022 follow (in thousands):

Contractual Debt Payment
2023	$70,108
2024	242,613
2025	52,021
2026	1,527,179
2027	503,038
thereafter	1,007,997
$3,402,956

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2022	January 1, 2022
Accrued pension liability (Note 15)	$22,538	$36,268
Reserve for self-insurance, litigation, environmental and tax matters (Note 20)	76,685	67,435
Long-term acquisition hold backs (Note 3)	26,113	3,705
Long-term contingent consideration (Note 3)	169,903	—
Other	3,694	3,621
	$298,933	$111,029

NOTE 12.    INCOME TAXES

U.S. and foreign income before income taxes are as follows (in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
United States	$551,521	$545,861	$265,950
Foreign	342,197	275,535	87,669
Income before income taxes	$893,718	$821,396	$353,619

Income tax expense attributable to income before income taxes consists of the following (in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
Current:
Federal	$(206)	$(31)	$(72)
State	2,288	8,442	1,595
Foreign	105,368	60,730	36,453
Total current	107,450	69,141	37,976
Deferred:
Federal	35,290	66,883	20,827
State	18,150	19,495	840
Foreign	(14,264)	8,587	(6,354)
Total deferred	39,176	94,965	15,313
	$146,626	$164,106	$53,289

Income tax expense for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 31, 2022	January 1, 2022	January 2, 2021
Computed "expected" tax expense	$187,681	$172,493	$74,260
Change in valuation allowance	(3,241)	(4,996)	(522)
Non-deductible compensation expenses	5,320	4,324	4,723
Deferred tax on unremitted foreign earnings	4,939	3,415	(548)
Foreign rate differential	17,628	14,748	7,077
Change in uncertain tax positions	8,167	6,809	(4,650)
State income taxes, net of federal benefit	10,738	18,205	2,702
Biofuel tax incentives	(77,189)	(38,778)	(31,725)
Change in tax law	(13)	1,869	3,699
Equity compensation windfall	(13,441)	(11,046)	(2,897)
Other, net	6,037	(2,937)	1,170
	$146,626	$164,106	$53,289

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and January 1, 2022 are presented below (in thousands):

	December 31, 2022	January 1, 2022
Deferred tax assets:
Loss contingency reserves	$11,775	$11,169
Employee benefits	14,480	13,059
Pension liability	3,505	8,208
Interest expense carryforwards	28,769	46
Tax loss carryforwards	275,675	123,194
Tax credit carryforwards	2,432	4,267
Operating lease liabilities	53,765	41,949
Inventory	15,002	8,533
Accrued liabilities and other	18,408	16,271
Total gross deferred tax assets	423,811	226,696
Less valuation allowance	(12,788)	(17,685)
Net deferred tax assets	411,023	209,011

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(238,347)	(172,575)
Property, plant and equipment depreciation	(218,316)	(140,158)
Investment in DGD Joint Venture	(344,633)	(188,154)
Operating lease assets	(52,330)	(40,965)
Tax on unremitted foreign earnings	(12,890)	(10,379)
Other	(8,451)	(3,511)
Total gross deferred tax liabilities	(874,967)	(555,742)
Net deferred tax liability	$(463,944)	$(346,731)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$17,888	$16,211
Non-current deferred tax liability	(481,832)	(362,942)
Net deferred tax liability	$(463,944)	$(346,731)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

At December 31, 2022, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,054.0 million, $14.5 million of which expire in 2036 and $1,039.5 million of which can be carried forward indefinitely. The Company had a capital loss carry forward for federal income tax purposes of approximately $21.1 million, which expires in 2023 and can only be used in future years in which the Company recognizes capital gains. The Company had interest expense carryforwards of approximately $100.5 million and $63.2 million for federal and state income tax purposes, which may be carried forward indefinitely. The Company had approximately $319.8 million of net operating loss carryforwards for state income tax purposes, $215.9 million of which expire in 2023 through 2042 and $103.9 million of which can be carried forward indefinitely. The Company had foreign net operating loss carryforwards of approximately $122.9 million, $20.4 million of which expire in 2023 through 2038 and $102.5 million of which can be carried forward indefinitely. Also at December 31, 2022, the Company had U.S. federal and state tax credit carryforwards of approximately $0.8 million, and tax credit carryforwards with respect to its foreign tax jurisdictions of approximately $1.6 million. As of December 31, 2022, the Company had a valuation allowance of $4.8 million due to uncertainties in respect to its ability to utilize its U.S. (federal and state) net operating loss, capital loss and tax credit carryforwards. The Company also had a valuation allowance of $8.0 million due to uncertainties in its ability to utilize foreign net operating loss carryforwards and other foreign deferred tax assets.

At December 31, 2022, the Company had unrecognized tax benefits of approximately $17.8 million. All of the unrecognized tax benefits would favorably impact the Company's effective tax rate if recognized. The Company believes it is reasonably possible that unrecognized tax benefits could change by $0.1 million in the next twelve months. The possible change in unrecognized tax benefits relates to expiration of certain statutes of limitation. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2022, interest and penalties related to unrecognized tax benefits were $1.3 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31, 2022	January 1, 2022
Balance at beginning of Year	$10,508	$5,039
Change in tax positions related to current year	7,904	5,940
Change in tax positions related to prior years	(38)	(471)
Change in tax positions due to settlement with tax authorities	—	—
Expiration of the Statute of Limitations	(532)	—
Balance at end of year	$17,842	$10,508

In fiscal 2022, the Company's major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany and the Netherlands. The Company is subject to regular examination by various tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company's results of operations or financial position. The statute of limitations for the Company's major jurisdictions is open for varying periods, but is generally closed through the 2013 tax year.

The Company expects to have access to its offshore earnings with minimal to no additional U.S. tax impact. Therefore, the Company does not consider these earnings to be permanently reinvested offshore. As of December 31, 2022, a deferred tax liability of approximately $12.9 million has been recorded for any incremental taxes, including foreign withholding taxes, that are estimated to be incurred when those earnings are distributed to the U.S. in future years.

On August 16, 2022 the U.S. government enacted the IR Act that includes a new 15% alternative minimum tax based upon financial statement income (“book minimum tax”), a 1% excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The provisions of the IR Act are generally effective for periods after December 31, 2022 with no immediate impact to our income tax provision or net deferred tax assets. We do not currently expect the new book minimum tax and/or excise tax on stock buybacks will have a material impact on our financial results. The blender tax credits, which are refundable excise tax credits,

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

have been extended 2 years through December 31, 2024. After 2024, the CFPC, a non-refundable income tax credit, becomes effective from 2025 through 2027. We are currently assessing these tax incentives, which could materially change our pre-tax or after-tax amounts and impact our tax rate in future years. We will continue to evaluate the applicability and effect of the IR Act as more guidance is issued.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. During fiscal 2022, fiscal 2021 and fiscal 2020, the Company repurchased approximately $125.5 million, $167.7 million and $55.0 million, including commissions, of its common stock in the open market, respectively. As of December 31, 2022, the Company has approximately $374.5 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

On May 9, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”).  The 2017 Omnibus Plan replaced the Company's 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) for future grants. Under the 2017 Omnibus Plan, the Company can grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 20,166,500 common shares available under the 2017 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2017 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2017 Omnibus Plan.  The 2017 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2017 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2017 Omnibus Plan.  For each of fiscal 2022, 2021 and 2020, the Committee adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company's key employees, as a subplan under the terms of the 2017 Omnibus Plan. For each of the fiscal 2022 and fiscal 2021 LTIPs, participants received (i) performance share units (“PSUs”) tied to a three-year, forward looking performance metric and (ii) restricted stock units (“RSUs”) that vest 33.33% on the first, second and third anniversaries of grant. For the fiscal 2020 LTIP, participants received (i) PSUs tied to a three-year, forward looking performance metric and (ii) stock options that vest 33.33% on the first, second and third anniversaries of grant. The principal purpose of the LTIP is to encourage the participants to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by participants. See “Stock Option Awards”, “Fiscal 2022 LTIP PSU and RSU Awards”, “Fiscal 2021 LTIP PSU and RSU Awards” and “Fiscal 2020 LTIP PSU Awards” below for more information regarding the stock option, PSU and RSU awards under the 2022 LTIP, 2021 LTIP and 2020 LTIP. At December 31, 2022, the number of common shares available for issuance under the 2017 Omnibus Plan was 9,193,135.

At December 31, 2022, $10.2 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.3 years.

The following is a summary of stock-based compensation awards granted during the years ended December 31, 2022, January 1, 2022 and January 2, 2021.

Stock Option Awards. Stock options to purchase shares of Darling common stock were granted by the Committee to certain of the Company's employees as part of the Company's LTIP in effect for fiscal 2020. For the options granted under the fiscal 2020 LTIP, the exercise price was equal to the closing price of Darling common stock on the date of grant, which was January 6, 2020, and such options vest 33.33% on the first, second and third anniversaries of the grant date. The Company granted 550,941 stock options under the 2020 LTIP.

During 2020, only nonqualified stock options were issued and none of the options were incentive stock options. The Company’s stock options granted under the LTIPs generally terminate 10 years after the date of grant.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

A summary of all stock option activity as of December 31, 2022 and changes during the year ended is as follows:

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 28, 2019	3,978,485	$14.59	6.5 years
Granted	550,941	28.89
Exercised	(837,911)	12.01
Forfeited	—	—
Expired	—	—
Options outstanding at January 2, 2021	3,691,515	17.31	6.2 years
Granted	—	—
Exercised	(521,177)	16.44
Forfeited	(22,524)	20.12
Expired	—	—
Options outstanding at January 1, 2022	3,147,814	17.43	5.2 years
Granted	—	—
Exercised	(386,460)	18.84
Forfeited	(4,767)	20.32
Expired	—	—
Options outstanding at December 31, 2022	2,756,587	$17.23	4.3 years
Options exercisable at December 31, 2022	2,597,354	$16.51	4.1 years

The fair value of each stock option grant under the LTIPs was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions and results for fiscal 2020.

Weighted Average	2020
Expected dividend yield	0.0%
Risk-free interest rate	1.65%
Expected term	5.94 years
Expected volatility	27.4%
Fair value of options granted	$8.64

The expected life of options granted in fiscal 2020 were computed using the Company's historical data based on exercised and cancelled options. The expected lives for options granted during fiscal 2020 were computed using the simplified method since the option plans historical exercise data did not provided a reasonable basis for estimating the expected term for the option grants.

For the year ended December 31, 2022, the amount of cash received from the exercise of options was less than approximately $0.1 million and the related tax benefit was $3.7 million. For the years ended January 1, 2022 and January 2, 2021, the amount of cash received from the exercise of options was approximately $0.1 million and the related tax benefit was approximately $4.5 million and $2.4 million, respectively. The total intrinsic value of options exercised for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was approximately $21.7 million, $29.5 million and $19.5 million, respectively.  The fair value of shares vested for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was approximately $24.8 million, $19.9 million and $17.4 million, respectively.  At December 31, 2022, the aggregate intrinsic value of options outstanding was approximately $125.0 million and the aggregate intrinsic value of options exercisable was approximately $119.7 million.

Non-Vested Stock and Restricted Stock Unit Awards. Prior to fiscal 2016, the Company granted non-vested stock and RSUs to participants in the LTIP. Starting in fiscal 2016, the Committee made changes to the LTIP and instead of non-vested stock and RSUs, the Company began to grant PSUs and stock options as part of the LTIP. In fiscal 2021, the Committee replaced the stock option component of the LTIP with RSUs and granted 90,689 RSU's on

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

January 4, 2021 under the Company's 2021 LTIP. In fiscal 2022, the Committee granted 82,791 RSU's on January 3, 2022 under the Company's 2022 LTIP. In addition, the Company grants individual non-vested stock and RSU awards to key employees from time to time at the discretion of the Committee, which included 41,625 awards in fiscal 2022. In such cases, non-vested stock is generally granted to U.S. based employees, while RSUs are generally granted to foreign based employees, with each RSU equivalent to one share of common stock and payable upon vesting in an equivalent number of shares of Darling common stock. For grants made under the 2017 Omnibus Plan, all non-vested stock and RSU awards generally vest ratably on the first three anniversary dates of the grant. Generally, upon voluntary termination of employment or termination for cause, non-vested stock and RSU awards that have not vested are forfeited; whereas, upon, death, disability, qualifying retirement or termination without cause, a pro-rata portion of the unvested non-vested stock and RSU awards will vest and be payable.

A summary of the Company’s non-vested stock and RSU awards as of December 31, 2022, and changes during the year ended is as follows:

	Non-Vested, and RSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 28, 2019	750	$15.50
Shares granted	11,000	35.66
Shares vested	(375)	15.50
Shares forfeited	—	—
Stock awards outstanding January 2, 2021	11,375	35.00
Shares granted	90,689	56.93
Shares vested	(11,545)	35.32
Shares forfeited	(2,585)	56.93
Stock awards outstanding January 1, 2022	87,934	56.93
Shares granted	124,416	70.67
Shares vested	(35,337)	58.23
Shares forfeited	(6,764)	66.67
Stock awards outstanding December 31, 2022	170,249	$66.31

Fiscal 2022 LTIP PSU Awards. On January 3, 2022, the Committee granted 115,615 PSUs under the Company's 2022 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on gross investment (ROGI), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2025, after the final results for the relevant performance period are determined.

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

Under the 2022 LTIP, 2021 LTIP and 2020 LTIP, PSUs were granted at target level; however, actual awards may vary between 0% and 225% of the target number of PSUs, depending on the performance level achieved. In

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

addition, the number of PSUs earned may be reduced (up to 30%) or increased (capped at the maximum payout) based on the Company's total shareholder return (TSR) over the performance period.

The fair value of each PSU award under the Company's 2022 LTIP, 2021 LTIP and 2020 LTIP was estimated on the date of grant using a Monte Carlo model with the following weighted average assumptions for fiscal 2022, fiscal 2021 and fiscal 2020.

Weighted Average	2022	2021	2020
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.04%	0.16%	1.55%
Expected term	3.00 years	3.00 years	2.99 years
Expected volatility	44.1%	39.9%	25.8%

A summary of the Company’s 2022, 2021 and 2020 LTIP PSU awards as of December 31, 2022, and changes during the year ended is as follows:

	LTIP PSU Shares	Weighted Average Grant Date Fair Value
LTIP PSU awards outstanding December 28, 2019	1,893,473	$12.54
Granted	224,481	31.80
Additional PSU awards vested from performance	434,666	11.14
Stock issued for PSUs	(349,210)	8.91
Forfeited	(332)	26.88
LTIP PSU awards outstanding January 2, 2021	2,203,078	$14.80
Granted	126,711	61.12
Additional PSU awards vested from performance	367,109	20.60
Stock issued for PSUs	(1,276,120)	14.17
Forfeited	(21,600)	32.45
LTIP PSU awards outstanding January 1, 2022	1,399,178	$20.82
Granted	115,615	75.13
Additional PSU awards vested from performance	367,746	21.50
Stock issued for PSUs	(1,429,198)	15.87
Forfeited	(14,035)	57.54
LTIP PSU awards outstanding December 31, 2022	439,306	$50.58

Nonemployee Director Restricted Stock, Restricted Stock Unit and Deferred Stock Unit Awards.  The Company has historically paid a portion of the annual compensation package provided to its non-employee directors in equity, which since fiscal 2014 has been in the form of restricted stock units. During fiscal 2022 and fiscal 2021, each non-employee director received $135,000 of restricted stock units, with directors appointed after the annual meeting receiving a prorated portion of such amount. The number of restricted stock units issued is calculated using the closing price of the Company’s stock on the date of grant. The award vests (and is no longer subject to forfeiture) on the first to occur of (i) the first anniversary of the grant date, (ii) the grantee’s separation from service as a result of death or disability, or (iii) a change of control. The award will become “payable” in shares of the Company’s stock in a single lump sum payment as soon as possible following a grantee’s separation from service, subject to a grantee’s right to elect earlier distributions under certain circumstances. If a grantee ceases to be a director for any reason other than death or disability prior to vesting, the grantee will receive a prorated amount of the award up to the date of separation. Beginning in fiscal 2022, non-employee directors may also elect to receive all or a portion of their cash fees in the form of deferred stock units (“DSUs”), which are payable in shares of the Company's common stock.

A summary of the Company’s non-employee director RSU and DSU awards as of December 31, 2022, and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Restricted stock and Director RSUs and Director DSUs Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 28, 2019	261,364	$16.89
Shares granted	48,267	20.51
Shares where the restriction lapsed	(73,354)	16.33
Shares forfeited	—	—
Stock awards outstanding January 2, 2021	236,277	17.79
Shares granted	18,098	70.86
Shares where the restriction lapsed	(68,200)	19.21
Shares forfeited	—	—
Stock awards outstanding January 1, 2022	186,175	22.43
Shares granted	22,759	73.03
Shares where the restriction lapsed	—	—
Shares forfeited	—	—
Stock awards outstanding December 31, 2022	208,934	$27.94

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

In fiscal 2022, fiscal 2021 and fiscal 2020, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 are as follows (in thousands):

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended January 2, 2021
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$(9,470)	$2,547	$(6,923)
Amortization of actuarial gain/(loss)	3,405	(862)	2,543
Amortization of prior service costs	33	(8)	25
Amortization of curtailment	69	(15)	54
Amortization of settlement	(30)	7	(23)
Other	11	—	11
Total defined benefit pension plans	(5,982)	1,669	(4,313)
Soybean meal option derivatives
Reclassified to earnings	49	(12)	37
Activity recognized in other comprehensive income (loss)	349	(89)	260
Total soybean meal derivatives	398	(101)	297
Heating oil swap derivatives
Activity recognized in other comprehensive income (loss)	1,457	(353)	1,104
Total heating oil derivatives	1,457	(353)	1,104
Corn option derivatives
Reclassified to earnings	123	(31)	92
Activity recognized in other comprehensive income (loss)	(7,803)	1,980	(5,823)
Total corn options	(7,680)	1,949	(5,731)
Foreign exchange derivatives
Reclassified to earnings	(13,809)	5,114	(8,695)
Activity recognized in other comprehensive income (loss)	24,325	(9,009)	15,316
Total foreign exchange derivatives	10,516	(3,895)	6,621

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Foreign currency translation	73,845	(3,525)	70,320
Other comprehensive income/(loss)	$72,554	$(4,256)	$68,298
Year Ended January 1, 2022
Defined Benefit Pension Plans
Actuarial (loss)/gain recognized	$12,415	$(3,185)	$9,230
Amortization of actuarial gain/(loss)	4,228	(978)	3,250
Amortization of prior service costs	25	(3)	22
Amortization of settlement	210	(27)	183
Other	(16)	—	(16)
Total defined benefit pension plans	16,862	(4,193)	12,669
Soybean meal option derivatives
Reclassified to earnings	(274)	70	(204)
Activity recognized in other comprehensive income (loss)	85	(22)	63
Total soybean meal derivatives	(189)	48	(141)
Heating oil swap derivatives
Activity recognized in other comprehensive income (loss)	1,199	(305)	894
Total heating oil derivatives	1,199	(305)	894
Corn option derivatives
Reclassified to earnings	17,005	(4,319)	12,686
Activity recognized in other comprehensive income (loss)	(14,541)	3,693	(10,848)
Total corn options	2,464	(626)	1,838
Foreign exchange derivatives
Reclassified to earnings	(2,333)	826	(1,507)
Activity recognized in other comprehensive income (loss)	(6,694)	2,368	(4,326)
Total foreign exchange derivatives	(9,027)	3,194	(5,833)
Foreign currency translation	(77,287)	3,068	(74,219)
Other comprehensive income/(loss)	$(65,978)	$1,186	$(64,792)
Year Ended December 31, 2022
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$9,884	$(2,645)	$7,239
Amortization of actuarial gain/(loss)	2,235	(584)	1,651
Amortization of prior service costs	22	(5)	17
Amortization of settlement	(22)	5	(17)
Special termination benefits recognized	38	(10)	28
Other	48	—	48
Total defined benefit pension plans	12,205	(3,239)	8,966
Soybean meal option derivatives
Reclassified to earnings	(521)	132	(389)
Activity recognized in other comprehensive income (loss)	975	(247)	728
Total soybean meal derivatives	454	(115)	339
Heating oil swap derivatives
Activity recognized in other comprehensive income (loss)	(3,294)	836	(2,458)
Total heating oil derivatives	(3,294)	836	(2,458)
Corn option derivatives
Reclassified to earnings	15,408	(3,914)	11,494
Activity recognized in other comprehensive income (loss)	(10,653)	2,706	(7,947)
Total corn options	4,755	(1,208)	3,547
Foreign exchange derivatives
Reclassified to earnings	(14,549)	4,737	(9,812)
Activity recognized in other comprehensive income (loss)	32,644	(10,628)	22,016
Total foreign exchange derivatives	18,095	(5,891)	12,204
Foreign currency translation	(89,686)	1,830	(87,856)
Other comprehensive income/(loss)	$(57,471)	$(7,787)	$(65,258)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$521	$274	$(49)	Net sales
Foreign Exchange derivatives	14,549	2,333	13,809	Net sales
Corn option derivatives	(15,408)	(17,005)	(123)	Cost of sales and operating expenses
	(338)	(14,398)	13,637	Total before tax
	(955)	3,423	(5,071)	Income taxes
	(1,293)	(10,975)	8,566	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(22)	$(25)	$(33)	(a)
Amortization of actuarial loss	(2,235)	(4,228)	(3,405)	(a)
Amortization of curtailment	—	—	(69)	(a)
Amortization of settlement	22	(210)	30	(a)
Special termination benefits recognized	(38)	—	—	(a)
	(2,273)	(4,463)	(3,477)	Total before tax
	594	1,008	878	Income taxes
	(1,679)	(3,455)	(2,599)	Net of tax
Total reclassifications	$(2,972)	$(14,430)	$5,967	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive loss as of December 31, 2022 as follows (in thousands):

	Fiscal Year Ended December 31, 2022
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss January 1, 2022, attributable to Darling, net of tax	$(289,586)	$(6,456)	$(25,648)	$(321,690)
Other comprehensive loss before reclassifications	(87,856)	12,339	7,287	(68,230)
Amounts reclassified from accumulated other comprehensive income	—	1,293	1,679	2,972
Net current-period other comprehensive income/(loss)	(87,856)	13,632	8,966	(65,258)
Noncontrolling interest	(3,074)	—	—	(3,074)
Accumulated Other Comprehensive loss December 31, 2022, attributable to Darling, net of tax	$(374,368)	$7,176	$(16,682)	$(383,874)
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

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company's matching portion and annual employer contributions to the Company's domestic defined contribution plans for fiscal 2022, 2021 and 2020 were approximately $10.1 million, $10.9 million and $11.3 million, respectively. The

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company's matching portion and annual employer contributions to the Company's foreign defined contribution plans for fiscal 2022, 2021 and 2020 were approximately $8.6 million, $9.6 million and $8.5 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company's defined benefit post-retirement plans as an asset or liability in the Company's balance sheet, with changes in the funded status recognized through comprehensive income/(loss) in the year in which they occur. The Company uses the month-end date of December 31 as the measurement date for all of the Company's defined benefit plans, which is the closest month-end to the Company's fiscal year-end. The following table sets forth the plans’ funded status for the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's Consolidated Balance Sheets based on the measurement date (December 31, 2022 and December 31, 2021) (in thousands):

	December 31, 2022	January 1, 2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$225,808	$235,977
Service cost	3,149	3,127
Interest cost	5,231	4,816
Employee contributions	353	335
Plan combinations	—	5,783
Plan amendments	—	40
Actuarial gain	(52,490)	(9,031)
Benefits paid	(9,919)	(9,801)
Effect of settlement	(476)	(1,572)
Special termination benefit recognized	38	—
Other	(4,148)	(3,866)
Projected benefit obligation at end of period	167,546	225,808

Change in plan assets:
Fair value of plan assets at beginning of period	188,718	178,978
Actual return on plan assets	(33,841)	13,139
Employer contributions	5,570	3,878
Employee contributions	353	335
Plan combinations	—	5,510
Benefits paid	(9,919)	(9,801)
Effect of settlement	(476)	(1,572)
Other	(2,639)	(1,749)
Fair value of plan assets at end of period	147,766	188,718

Funded status	(19,780)	(37,090)
Net amount recognized	$(19,780)	$(37,090)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$3,910	$114
Current liability	(1,152)	(936)
Noncurrent liability	(22,538)	(36,268)
Net amount recognized	$(19,780)	$(37,090)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$22,176	$34,304
Prior service cost	101	176
Net amount recognized (a)	$22,277	$34,480

(a)    Amounts do not include deferred taxes of $5.6 million and $8.8 million at December 31, 2022 and January 1, 2022, respectively.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The amounts included in “Other” in the above table reflect the impact of foreign exchange translation for plans in Brazil, Belgium, Canada, France, Germany, Japan, Netherlands, Poland and United Kingdom. The Company's domestic pension plan benefits comprise approximately 71% and 70% of the projected benefit obligation for fiscal 2022 and fiscal 2021, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2022 and fiscal 2021 of approximately $2.0 million and $0.2 million, respectively. The Company made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2022 and fiscal 2021 of approximately $3.6 million and $3.7 million, respectively.

A significant component of the overall decrease in the Company's benefit obligation for the fiscal year ended December 31, 2022 was from the change in the weighted-average discount rates at the measurement dates, which increased from 2.40% at December 31, 2021 to 4.82% at December 31, 2022.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows (in thousands):

	December 31, 2022	January 1, 2022
Projected benefit obligation	$110,039	$182,644
Accumulated benefit obligation	107,807	180,303
Fair value of plan assets	86,441	147,663

The Company's service cost component of net periodic pension cost is included in compensation costs while all components of net periodic pension cost other than the service cost component are included in the line item “Other expense, net” in the Company's Consolidated Statements of Operations.

Net pension cost includes the following components (in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
Service cost	$3,149	$3,127	$3,060
Interest cost	5,231	4,816	5,721
Expected return on plan assets	(8,604)	(9,287)	(8,161)
Net amortization and deferral	2,257	4,253	3,438
Curtailment	—	—	(678)
Settlement	(22)	210	(22)
Special termination benefit recognized	38	—	—
Net pension cost	$2,049	$3,119	$3,358
Weighted average assumptions used to determine benefit obligations were:

	December 31, 2022	January 1, 2022	January 2, 2021
Discount rate	4.82%	2.40%	2.10%
Rate of compensation increase	0.55%	0.50%	0.45%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 31, 2022	January 1, 2022	January 2, 2021
Discount rate	0.68%	1.32%	2.13%
Rate of increase in future compensation levels	0.51%	0.52%	0.41%
Expected long-term rate of return on assets	4.75%	5.40%	5.92%

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Consideration was made to the long-term time horizon for the (U.S. and Canada's) plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 50% equity and 50% fixed income with equity exposure on a declining trend since the implementation of the glide path for the U.S. plans, the Company believes it is reasonable to expect a long-term rate of return of 5.2% for the (U.S. and Canada's) plans' investments as a whole. The remaining foreign plans' assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 1.9%.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The following table presents fair value measurements for the Company's defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as of January 1, 2022
Fixed Income:
Long Term	$29,180	$29,180	$—	$—
Short Term	3,951	3,951	—	—
Equity Securities:
Domestic equities	45,783	45,783	—	—
International equities	31,549	31,549	—	—
Insurance contracts	17,919	—	14,937	2,982
Total categorized in fair value hierarchy	128,382	110,463	14,937	2,982
Other investments measured at NAV	60,336
Totals	$188,718	$110,463	$14,937	$2,982

Balances as of December 31, 2022
Fixed Income:
Long Term	$23,028	$23,028	$—	$—
Short Term	4,539	4,539	—	—
Equity Securities:
Domestic equities	33,369	33,369	—	—
International equities	23,465	23,465	—	—
Insurance contracts	16,713	—	14,970	1,743
Total categorized in fair value hierarchy	101,114	84,401	14,970	1,743
Other investments measured at NAV	46,652
Totals	$147,766	$84,401	$14,970	$1,743

The majority of the U.S. and Canada plan pension assets are invested in mutual funds; however, some assets are invested in pooled separate accounts (“PSA”) which have similar mutual fund counterparts. PSA accounts are generally used to access lower fund management expenses when compared to their mutual fund counterparts. The mutual funds are generally invested in institutional shares, retirement shares, or A-shares with no loads. The fair value of each mutual fund and PSA is based on the market value of the underlying investments. The U.S. pension plans PSA for fiscal 2022 and fiscal 2021 utilized net asset value (“NAV”) per share (or its equivalent) to measure its investments, as a practical expedient in accordance with ASC Topic 820, Fair Value Measurements and have not been classified in the fair value hierarchy in the above table. The majority of the foreign pension assets are held under insurance contracts where the investment risk for the accumulated benefit obligation rests with the insurer, which the Company has no specific detailed asset information.

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of January 2, 2021	$3,249
Unrealized gains (losses) relating to instruments still held in the reporting period.	(16)
Purchases, sales, and settlements	—
Exchange rate changes	(251)
Balance as of January 1, 2022	2,982
Unrealized gains (losses) relating to instruments still held in the reporting period.	(1,055)
Purchases, sales, and settlements	—
Exchange rate changes	(184)
Balance as of December 31, 2022	$1,743

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

Based on current actuarial estimates, the Company expects to make payments of approximately $3.6 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2023.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2023	$11,017
2024	11,489
2025	11,904
2026	12,162
2027	12,995
Years 2028 – 2032	64,486

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

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2022	2021	Implemented	2022	2021	2020	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,516	$1,294	$1,429	May 2025 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	899	811	886	April 2026 (c)
All other multiemployer plans					1,035	1,107	914
		Total Company Contributions			$3,450	$3,212	$3,229

(a)     In July 2005 this plan received a 10 year extension from the IRS for amortizing unfunded liabilities. In April 2016 the IRS approved a modification of the amortization extension.

(b)     The Company has several plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being renegotiated with others having expiration dates through May 31, 2025.

(c)     The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. The agreements have expiration dates through April 2, 2026.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and one plan has certified as endangered or yellow zone, as defined by the Pension Protection Act of 2006. The Company's portion of contributions to all plans amounted to $3.5 million, $3.2 million and $3.2 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

The Company has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of December 31, 2022, the Company has an aggregate accrued liability of approximately $3.9 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At December 31, 2022, the Company had foreign currency option and forward contracts, soybean meal forward contracts and corn option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts, soybean meal forward contracts, heating oil options and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Cash Flow Hedges

In fiscal 2022, fiscal 2021 and fiscal 2020, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2024. At December 31, 2022 and January 1, 2022, the aggregate fair value of these foreign exchange contracts was approximately $13.8 million and $0.6 million, respectively. The amounts are included in other current assets, other noncurrent assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022, fiscal 2021 and fiscal 2020, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the second quarter of fiscal 2023. At December 31, 2022 and January 1, 2022, the aggregate fair value of the corn contracts was $0.9 million and $2.8 million, respectively. The amounts are included in other current assets and accrued expenses on the balance sheet.

In fiscal 2022, fiscal 2021 and fiscal 2020, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the third quarter of fiscal 2023. At December 31, 2022 and January 1, 2022, the aggregate fair value of the soybean meal contracts was $0.6 million and $0.1 million, respectively. The amounts are included in other current assets on the balance sheet.

At December 31, 2022, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	627	Euro	110
Brazilian real	3,458,502	U.S. Dollar	807,739
Euro	33,631	U.S. Dollar	35,505
Euro	26,798	Polish zloty	126,500
Euro	12,982	Japanese yen	1,859,840
Euro	18,827	Chinese renminbi	138,363
Euro	17,221	Australian dollar	26,800
Euro	3,398	British pound	2,972
Euro	34	Canadian dollar	50
Polish zloty	38,373	Euro	8,155
Polish zloty	1,212	U.S. dollar	274
British pound	284	Euro	325
British pound	446	U.S. dollar	544
Japanese yen	360,425	U.S. dollar	2,753
U.S. dollar	746	Japanese yen	101,000
U.S. dollar	352	Euro	330
Australian dollar	159	Euro	100

The above foreign currency contracts had an aggregate fair value of approximately $11.7 million and are included in other current assets, noncurrent assets, accrued expenses and noncurrent liabilities at December 31, 2022.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at December 31, 2022 into earnings over the next 12 months will be approximately $12.2 million.  As of December 31, 2022, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the year ended December 31, 2022, January 1, 2022 and January 2, 2021 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	December 31, 2022	January 1, 2022	January 2, 2021
Foreign exchange	Foreign currency loss/(gain)	$42,690	$21,698	$(3,840)
Foreign exchange	Net sales	(1,108)	1,178	(778)
Foreign exchange	Cost of sales and operating expenses	(949)	(844)	(664)
Foreign exchange	Selling, general and administrative expense	(4,200)	3,405	4,976
Corn options and futures	Net sales	(2,092)	(3,564)	(1,091)
Corn options and futures	Cost of sales and operating expenses	5,447	5,669	(50)
Heating oil swaps and options	Net sales	—	—	(38)
Heating oil swaps and options	Selling, general and administrative expense	122	—	—
Soybean meal	Net sales	(1,730)	—	—
Total		$38,180	$27,542	$(1,485)

At December 31, 2022, the Company had forward purchase agreements in place for purchases of approximately $243.3 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables presents the Company's financial instruments that are measured at fair value on a recurring and nonrecurring basis as of December 31, 2022 and January 1, 2022 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$20,324	$—	$20,324	$—
Total Assets	20,324	—	20,324	—

Liabilities
Derivative liabilities	5,406	—	5,406	—
Contingent consideration	169,903	—	—	169,903
6% Senior Notes	977,200	—	977,200	—
5.25% Senior Notes	485,700	—	485,700	—
3.625% Senior Notes	533,155	—	533,155	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	488,813	—	488,813	—
Term loan B	199,000	—	199,000	—
Revolver	133,003	—	133,003	—
Total Liabilities	$3,390,180	$—	$3,220,277	$169,903

		Fair Value Measurements at January 1, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$5,031	$—	$5,031	$—
Total Assets	5,031	—	5,031	—

Liabilities
Derivative liabilities	7,173	—	7,173	—
5.25% Senior Notes	515,600	—	515,600	—
3.625% Senior Notes	591,200	—	591,200	—
Term Loan B	200,000	—	200,000	—
Revolver	158,400	—	158,400	—
Total Liabilities	$1,472,373	$—	$1,472,373	$—

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

The fair value measurement of the FASA contingent liability consideration uses significant unobservable inputs (level 3). The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of January 1, 2022	$—
Initial measurement	168,128
Total expense included in earnings during period	3,506
Exchange rate changes	(1,731)
Balance as of December 31, 2022	$169,903

NOTE 18.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In December 2022, the Company's management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company incurred asset impairment charges of approximately $21.1 million. In addition, in the second quarter of fiscal 2022, the Company lost a large raw material customer at a plant location in Canada that resulted in an asset impairment charge to the Company's intangible assets of approximately $8.6 million. The Company has recorded these impairments in the restructuring and asset impairment charges line on the consolidated statement of operations.

In December 2020, due to unfavorable economics in the biodiesel industry, the Company made the decision to shut down processing operations at its biodiesel facilities located in the United States and Canada, and there are no current plans to resume biodiesel production at these facilities in the future. In fiscal 2020, the Company incurred restructuring and asset impairment charges of approximately $38.2 million, which included asset impairment charges of approximately $37.8 million and other factory and operational restructuring charges of approximately $0.4 million. Employee termination costs were not incurred for the year ended January 2, 2021 due to all U.S. employees being transferred to other U.S. plants and the employees in Canada were not given their notifications until after January 2, 2021. In addition to charges incurred in fiscal 2020, the Company incurred additional restructuring and asset impairment charges in fiscal 2021 related to the biodiesel facilities of approximately $0.8 million, with approximately $0.4 million of this amount being employee termination costs in Canada and the remainder representing charges to long-lived assets and other charges.

NOTE 19.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is generally limited due to the Company's diversified customer base and the fact that the Company sells commodities.  During fiscal year 2022 and fiscal year 2021, approximately 17% and 11% of our total net sales were to the DGD Joint Venture. No single customer accounted for more than 10% of the Company’s net sales in fiscal year 2020. In addition, at December 31, 2022, approximately 17% of our accounts receivable were due from the DGD Joint Venture and at January 1, 2022, no single customer accounted for more than 10% of the Company's accounts receivable. See Note 23 for additional discussion of the Company's transactions with the DGD Joint Venture.

NOTE 20.    CONTINGENCIES

The Company is a party to various lawsuits, claims and loss contingencies arising in the ordinary course of its business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and environmental matters, including air,

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies.  At December 31, 2022 and January 1, 2022, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities were approximately $92.1 million and $78.4 million, respectively.  The Company has insurance recovery receivables of approximately $36.0 million and $31.8 million, as of December 31, 2022 and January 1, 2022, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River (the “Lower Passaic River”) which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In March 2016, the Company received another letter from EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter makes no demand on the Company and laid out a framework for remedial design/remedial action implementation in which the EPA will first seek funding from major PRPs. The letter indicates that the EPA has sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The Company asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, the Standard Tallow Corporation did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”). Subsequently, the EPA conducted a settlement analysis using a third-party allocator and offered early cash out settlements to those PRPs for whom the third-party allocator determined did not discharge any of the COCs. The Company participated in this allocation process, and in November 2019, received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the Lower Passaic River area. The Company accepted this settlement offer, and the settlement became effective on April 16, 2021 following the completion of the EPA's administrative approval process. In September 2021, the EPA released a ROD selecting an interim remedy for the upper nine miles of the Lower Passaic River at an expected additional cost of $441 million. In October 2022, the Company, along with other settling defendants, entered into a Consent Decree with the EPA pursuant to which the Company paid $0.3 million to settle liabilities for both of the former plant sites in question related to the upper nine miles of the Lower Passaic River. The Company paid this amount into escrow, as the settlement is subject to the EPA’s administrative approval process, which includes publication, a public comment period and court approval. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Lower Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Lower Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Lower Passaic River.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Business Segments (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2022
Net Sales	$4,539,000	$1,459,630	$533,574	$—	$6,532,204
Cost of sales and operating expenses	3,473,506	1,102,250	426,853	—	5,002,609
Gross Margin	1,065,494	357,380	106,721	—	1,529,595

Gain on sale of assets	(3,426)	(1,008)	(60)	—	(4,494)
Selling, general and administrative expenses	258,781	101,681	13,690	62,456	436,608
Restructuring and asset impairment charges	8,557	21,109	—	—	29,666
Depreciation and amortization	295,249	59,029	29,500	10,943	394,721
Acquisition and integration costs	—	—	—	16,372	16,372
Equity in net income of Diamond Green Diesel	—	—	372,346	—	372,346
Segment operating income/(loss)	506,333	176,569	435,937	(89,771)	1,029,068

Equity in net income of other unconsolidated subsidiaries	5,102	—	—	—	5,102
Segment income/(loss)	511,435	176,569	435,937	(89,771)	1,034,170

Total other expense					(140,452)
Income before income taxes					$893,718

Segment assets at December 31, 2022	$4,866,351	$1,251,473	$2,307,199	$777,347	$9,202,370

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 1, 2022
Net Sales	$3,039,500	$1,271,629	$430,240	$—	$4,741,369
Cost of sales and operating expenses	2,206,248	979,232	313,905	—	3,499,385
Gross Margin	833,252	292,397	116,335	—	1,241,984

Gain on sale of assets	(550)	(88)	(320)	—	(958)
Selling, general and administrative expenses	220,078	97,555	16,999	56,906	391,538
Restructuring and asset impairment charges	—	—	778	—	778
Depreciation and amortization	218,942	60,929	25,436	11,080	316,387
Acquisition and integration costs	—	—	—	1,396	1,396
Equity in net income of Diamond Green Diesel	—	—	351,627	—	351,627
Segment operating income/(loss)	394,782	134,001	425,069	(69,382)	884,470

Equity in net income of other unconsolidated subsidiaries	5,753	—	—	—	5,753
Segment income/(loss)	400,535	134,001	425,069	(69,382)	890,223

Total other expense					(68,827)
Income before income taxes					$821,396

Segment assets at January 1, 2022	$2,714,528	$1,205,217	$1,658,892	$555,091	$6,133,728

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 2, 2021
Net Sales	$2,072,104	$1,185,701	$314,118	$—	$3,571,923
Cost of sales and operating expenses	1,544,524	920,682	223,609	—	2,688,815
Gross Margin	527,580	265,019	90,509	—	883,108

Loss/(gain) on sale of assets	19	482	(75)	—	426
Selling, general and administrative expenses	209,748	97,406	16,014	55,328	378,496
Restructuring and asset impairment charges	—	—	38,167	—	38,167
Depreciation and amortization	221,187	83,752	34,218	11,021	350,178
Equity in net income of Diamond Green Diesel	—	—	315,095	—	315,095
Segment operating income/(loss)	96,626	83,379	317,280	(66,349)	430,936

Equity in net income of other unconsolidated subsidiaries	3,193	—	—	—	3,193
Segment income/(loss)	99,819	83,379	317,280	(66,349)	434,129

Total other expense					(80,510)
Income before income taxes					$353,619

Business Segment Property, Plant and Equipment (in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
Capital expenditures for the year ended:
Feed Ingredients	$270,157	$187,445	$176,530
Food Ingredients	72,301	54,799	68,250
Fuel Ingredients	37,568	26,078	30,638
Corporate Activities	11,283	5,804	4,697
Total (a)	$391,309	$274,126	$280,115

(a)    Excludes capital assets acquired by acquisition in fiscal 2022 and fiscal 2020 of approximately $588.8 million and $18.4 million, respectively.

Long-lived assets related to the Company's operations in North America, Europe, China, South American and other were as follows (in thousands):

	FY 2022	FY 2021
	Long-Lived Assets	Long-Lived Assets
North America	$5,229,906	$3,564,765
Europe	1,276,333	1,259,018
China	120,801	129,767
South America	920,827	77,758
Other	16,406	13,406
Total	$7,564,273	$5,044,714

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 (in thousands):

	Year Ended December 31, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$3,852,559	$369,499	$—	$4,222,058
Europe	502,432	733,967	533,574	1,769,973
China	25,100	259,584	—	284,684
South America	146,682	40,661	—	187,343
Other	12,227	55,919	—	68,146
Net sales	$4,539,000	$1,459,630	$533,574	$6,532,204

Major product types
Fats	$1,951,183	$205,674	$—	$2,156,857
Used cooking oil	519,119	—	—	519,119
Proteins	1,476,553	—	—	1,476,553
Bakery	333,442	—	—	333,442
Other rendering	200,945	—	—	200,945
Food ingredients	—	1,121,995	—	1,121,995
Bioenergy	—	—	533,574	533,574
Other	57,758	131,961	—	189,719
Net sales	$4,539,000	$1,459,630	$533,574	$6,532,204

	Year Ended January 1, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,577,705	$286,852	$3,377	$2,867,934
Europe	430,549	663,619	426,863	1,521,031
China	19,446	233,766	—	253,212
South America	—	31,446	—	31,446
Other	11,800	55,946	—	67,746
Net sales	$3,039,500	$1,271,629	$430,240	$4,741,369

Major product types
Fats	$1,198,122	$182,674	$—	$1,380,796
Used cooking oil	319,145	—	—	319,145
Proteins	1,022,694	—	—	1,022,694
Bakery	287,424	—	—	287,424
Other rendering	173,405	—	—	173,405
Food ingredients	—	961,617	—	961,617
Bioenergy	—	—	426,863	426,863
Biofuels	—	—	3,377	3,377
Other	38,710	127,338	—	166,048
Net sales	$3,039,500	$1,271,629	$430,240	$4,741,369

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended January 2, 2021
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,694,705	$244,929	$20,869	$1,960,503
Europe	352,748	650,671	293,249	1,296,668
China	13,676	188,417	—	202,093
South America	—	38,238	—	38,238
Other	10,975	63,446	—	74,421
Net sales	$2,072,104	$1,185,701	$314,118	$3,571,923

Major product types
Fats	$661,774	$142,963	$—	$804,737
Used cooking oil	176,691	—	—	176,691
Proteins	830,195	—	—	830,195
Bakery	183,759	—	—	183,759
Other rendering	178,601	—	—	178,601
Food ingredients	—	947,928	—	947,928
Bioenergy	—	—	293,249	293,249
Biofuels	—	—	20,869	20,869
Other	41,084	94,810	—	135,894
Net sales	$2,072,104	$1,185,701	$314,118	$3,571,923

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized in fiscal 2022, 2021 and 2020 under these long-term supply contracts was approximately $168.4 million, $95.3 million and $54.0 million, respectively, with the remaining performance obligations to be recognized in future periods (generally 4 years) of approximately $1.05 billion.

NOTE 23.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company has recorded sales to the DGD Joint Venture of approximately $1.1 billion, $521.7 million and $264.1 million, respectively. At December 31, 2022 and January 1, 2022, the Company has approximately $116.9 million and $43.8 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $62.8 million, $24.0 million and $7.4 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively to the DGD Joint Venture and deferred the Company's portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at December 31, 2022, January 1, 2022 and January 2, 2021 of approximately $15.8 million, $6.0 million and $1.4 million, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and a third party Diamond Alternative Energy, LLC (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement matures on April 29, 2023, unless extended by agreement of the parties. During the fourth quarter of fiscal 2021, in September 2022 and again in December 2022, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company for the year ended December 31, 2022 and January 1, 2022 of approximately $0.6 million and $0.1 million, respectively. As of December 31, 2022 and January 1, 2022, $25.0 million was owed to Darling Green under the DGD Loan Agreement. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

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

NOTE 24.    CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Twelve Months Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$9,558	$6,585	$(4,967)
Cash paid during the year for:
Interest, net of capitalized interest	$113,362	$58,449	$66,216
Income taxes, net of refunds	$113,013	$46,399	$36,779
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$70,269	$56,642	$58,052
Non-cash financing activities
Debt issued for assets	$6,103	$126	$8,123

NOTE 25.    NEW ACCOUNTING PRONOUNCEMENTS

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

During 2022, the Company acquired Valley Proteins, the FASA Group and Group Op de Beeck. The Company is currently in the process of integrating these three acquisitions pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of the ongoing integration activities, and as a result, certain controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout the integration process. Because of the volume of acquisitions and the timing, the internal control over financial reporting of these three acquisitions will be excluded from management's assessment of the Company's internal control over financial reporting for fiscal 2022, as permitted under SEC regulations. Valley Proteins, the FASA Group and Group Op de Beeck represented approximately $2.3 billion of the Company's consolidated total assets as of December 31, 2022 and attributed approximately $805.6 million in net sales for the year ended December 31, 2022.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,”  “Our Management - Executive Officers and Directors,” “Delinquent Section 16 (a) Reports” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022, and such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 31, 2022, with respect to the Company's equity compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company's security holders, and (ii) all compensation plans not previously approved by the Company's security holders.  The table includes:

•the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;
•the weighted-average exercise price of the outstanding options and granted non-vested stock; and
•the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,575,076	(1)	$24.29	—
Equity compensation plans not approved by security holders	—		—	—
Total	3,575,076		$24.29	—

(1)    Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2012 Omnibus Incentive Plan and 2017 Omnibus Incentive Plan, each as approved by the Company’s stockholders.  See Note 13 of Notes to Consolidated Financial Statements included herein for information regarding the material features of the 2017 Omnibus Incentive Plan.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance - Independent Directors” included in the Company's definitive Proxy Statement relating to the 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022, and such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31 2022, and such information is incorporated herein by reference.

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

4.3
First Supplemental Indenture, dated as of September 2, 2022, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Citibank, N.A., London Branch, as trustee (filed herewith).

4.4
Senior Notes Indenture, dated as of April 3, 2019, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Regions Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 3, 2019 and incorporated herein by reference).

4.5	First Supplemental Indenture, dated as of September 2, 2022, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Regions Bank, as trustee (filed herewith).

4.6
Senior Notes Indenture, dated as of June 9, 2022, by and among Darling Ingredients Inc., as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 9, 2022 and incorporated herein by reference).

4.7
First Supplemental Indenture, dated as of August 17, 2022, by and among Darling Ingredients Inc., as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 17, 2022 and incorporated herein by reference).

4.8
Second Supplemental Indenture, dated as of September 2, 2022, by and among Darling Ingredients Inc., as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed herewith).

4.9	Description of Registered Securities (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K filed March 2, 2021 and incorporated by reference).

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

10.9
Eighth Amendment to Second Amended and Restated Credit Agreement, dated as of March 2, 2022, by and among Darling Ingredients Inc., as the parent borrower, the other subsidiary borrowers party thereto, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2022 and incorporated herein by reference).

10.10
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

10.11
Third Amended and Restated Security Agreement, dated as of September 18, 2020, by and among Darling Ingredients Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A, as administrative agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 23, 2020 and incorporated herein by reference).

10.12
Third Amended and Restated Guaranty Agreement, dated as of September 18, 2020, by and among Darling Ingredients Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 23, 2020 and incorporated herein by reference).

10.13
Third Amended and Restated Limited Liability Company Agreement, dated as of November 1, 2022, by and among Diamond Green Diesel Holdings LLC, Darling Green Energy LLC and Diamond Alternative Energy, LLC. (filed herewith).

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

10.21 *
Form of Global Performance Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2021 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 11, 2021 and incorporated herein by reference).

10.22 *
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

10.25 *
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

10.27 *	Non-Employee Director Compensation Program effective December 2021 (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 1, 2022 and incorporated herein by reference).

10.28 *
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

10.30 *
Employment Agreement, dated August 21, 2014, between Darling International Netherlands BV and J.M.I.M. (Jan) van der Velden (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

10.31 *
Employment Agreement, dated February 9, 2016, between Darling International Netherlands BV and Jos Vervoort (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 8, 2019 and incorporated herein by reference).

10.32 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2007 and incorporated herein by reference).

10.33 *	Form of Addendum to Senior Executive Termination Benefits Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.34 *
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

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2022 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, January 1, 2022 and January 2, 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, January 1, 2022 and January 2, 2021; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, January 1, 2022 and January 2, 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, January 1, 2022 and January 2, 2021; (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 27, 2023

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 27, 2023
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Brad Phillips	Chief Financial Officer	February 27, 2023
Brad Phillips	(Principal Financial Officer)

/s/ Joseph Manzi	Chief Accounting Officer	February 27, 2023
Joseph Manzi	(Principal Accounting Officer)

/s/ Charles Adair	Director	February 27, 2023
Charles Adair

/s/ Beth Albright	Director	February 27, 2023
Beth Albright

/s/ Larry A. Barden	Director	February 27, 2023
Larry A. Barden

/s/ Celeste A. Clark	Director	February 27, 2023
Celeste A. Clark

/s/ Linda Goodspeed	Director	February 27, 2023
Linda Goodspeed

/s/ Enderson Guimaraes	Director	February 27, 2023
Enderson Guimaraes

/s/ Dirk Kloosterboer	Director	February 27, 2023
Dirk Kloosterboer

/s/ Mary R. Korby	Director	February 27, 2023
Mary R. Korby

/s/ Gary W. Mize	Director	February 27, 2023
Gary W. Mize

/s/ Michael E. Rescoe	Director	February 27, 2023
Michael E. Rescoe