Form 10-Q
period 2023-04-01
DARLING INGREDIENTS INC.
filed 2023-05-09
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 1, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 159,564,168 shares of common stock, $0.01 par value, outstanding at May 4, 2023.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2023

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 1, 2023 and December 31, 2022
(in thousands, except share data)

	April 1, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$132,572	$127,016
Restricted cash	299	315
Accounts receivable, less allowance for bad debts of $12,721 at April 1, 2023 and $11,889 at December 31, 2022	750,990	676,573
Inventories	828,789	673,621
Prepaid expenses	108,719	85,665
Income taxes refundable	19,903	18,583
Other current assets	61,234	56,324
Total current assets	1,902,506	1,638,097
Property, plant and equipment, less accumulated depreciation of $2,135,379 at April 1, 2023 and $2,054,928 at December 31, 2022	2,712,823	2,462,082
Intangible assets, less accumulated amortization of $649,335 at April 1, 2023 and $623,101 at December 31, 2022	1,091,137	865,122
Goodwill	2,587,587	1,970,377
Investment in unconsolidated subsidiaries	2,125,126	1,926,395
Operating lease right-of-use assets	189,026	186,141
Other assets	231,960	136,268
Deferred income taxes	20,967	17,888
	$10,861,132	$9,202,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$118,804	$69,846
Accounts payable, principally trade	433,845	472,491
Income taxes payable	38,425	44,851
Current operating lease liabilities	45,356	49,232
Accrued expenses	462,594	432,023
Total current liabilities	1,099,024	1,068,443
Long-term debt, net of current portion	4,558,632	3,314,969
Long-term operating lease liabilities	144,604	141,703
Other non-current liabilities	414,542	298,933
Deferred income taxes	522,731	481,832
Total liabilities	6,739,533	5,305,880
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 174,227,071 and 173,593,099 shares issued at April 1, 2023 and December 31, 2022, respectively	1,742	1,736
Additional paid-in capital	1,673,632	1,660,084
Treasury stock, at cost; 14,662,965 and 13,623,503 shares at April 1, 2023 and December 31, 2022, respectively	(614,961)	(554,451)
Accumulated other comprehensive loss	(299,208)	(383,874)
Retained earnings	3,271,329	3,085,528
Total Darling's stockholders’ equity	4,032,534	3,809,023
Noncontrolling interests	89,065	87,467
Total stockholders' equity	4,121,599	3,896,490
	$10,861,132	$9,202,370
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended April 1, 2023 and April 2, 2022
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$1,791,172	$1,366,334
Costs and expenses:
Cost of sales and operating expenses	1,366,973	1,020,577
Gain on sale of assets	(327)	(389)
Selling, general and administrative expenses	135,466	102,032
Restructuring and asset impairment charges	4,524	—
Acquisition and integration costs	7,022	3,773
Depreciation and amortization	116,006	79,246
Total costs and expenses	1,629,664	1,205,239
Equity in net income of Diamond Green Diesel	94,337	71,804
Operating income	255,845	232,899

Other expense:
Interest expense	(50,299)	(15,603)
Foreign currency gain/(loss)	5,004	(1,100)
Other income/(expense), net	6,159	(742)
Total other expense	(39,136)	(17,445)

Equity in net income of other unconsolidated subsidiaries	120	1,360
Income before income taxes	216,829	216,814

Income tax expense	26,974	26,083

Net income	189,855	190,731

Net income attributable to noncontrolling interests	(4,054)	(2,678)

Net income attributable to Darling	$185,801	$188,053

Basic income per share	$1.16	$1.17
Diluted income per share	$1.14	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three months ended April 1, 2023 and April 2, 2022
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$189,855	$190,731
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	56,217	3,382
Pension adjustments	327	429
Commodities derivative adjustments	21,124	(22,058)
Interest rate swap adjustments	720	—
Foreign exchange derivative adjustments	5,620	29,435
Total other comprehensive income, net of tax	84,008	11,188
Total comprehensive income	$273,863	$201,919
Comprehensive income attributable to noncontrolling interests	3,396	3,545
Comprehensive income attributable to Darling	$270,467	$198,374

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended April 1, 2023 and April 2, 2022
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 31, 2022	159,969,596	$1,736	$1,660,084	$(554,451)	$(383,874)	$3,085,528	$3,809,023	$87,467	$3,896,490
Net income	—	—	—	—	—	185,801	185,801	4,054	189,855
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(3,441)	(3,441)
Addition to noncontrolling interests	—	—	—	—	—	—	—	1,643	1,643
Pension adjustments, net of tax	—	—	—	—	327	—	327	—	327
Commodities derivative adjustments, net of tax	—	—	—	—	21,124	—	21,124	—	21,124
Interest rate swap adjustments, net of tax	—	—	—	—	720	—	720	—	720
Foreign exchange derivative adjustments, net of tax	—	—	—	—	5,620	—	5,620	—	5,620
Foreign currency translation adjustments	—	—	—	—	56,875	—	56,875	(658)	56,217
Issuance of non-vested stock	—	—	47	—	—	—	47	—	47
Stock-based compensation	—	—	11,806	—	—	—	11,806	—	11,806
Treasury stock	(1,039,462)	—	—	(60,510)	—	—	(60,510)	—	(60,510)
Issuance of common stock	633,972	6	1,695	—	—	—	1,701	—	1,701
Balances at April 1, 2023	159,564,106	$1,742	$1,673,632	$(614,961)	$(299,208)	$3,271,329	$4,032,534	$89,065	$4,121,599

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 1, 2022	160,792,004	$1,717	$1,627,816	$(374,721)	$(321,690)	$2,347,838	$3,280,960	$66,825	$3,347,785
Net income	—	—	—	—	—	188,053	188,053	2,678	190,731
Pension adjustments, net of tax	—	—	—	—	429	—	429	—	429
Commodities derivative adjustments, net of tax	—	—	—	—	(22,058)	—	(22,058)	—	(22,058)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	29,435	—	29,435	—	29,435
Foreign currency translation adjustments	—	—	—	—	2,515	—	2,515	867	3,382
Issuance of non-vested stock	5,000	—	18	—	—	—	18	—	18
Stock-based compensation	—	—	6,305	—	—	—	6,305	—	6,305
Treasury stock	(938,113)	—	—	(64,185)	—	—	(64,185)	—	(64,185)
Issuance of common stock	1,644,866	17	3,791	—	—	—	3,808	—	3,808
Balances at April 2, 2022	161,503,757	$1,734	$1,637,930	$(438,906)	$(311,369)	$2,535,891	$3,425,280	$70,370	$3,495,650

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 1, 2023 and April 2, 2022
(in thousands)
(unaudited)

	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net Income	$189,855	$190,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,006	79,246
Gain on sale of assets	(327)	(389)
Gain on insurance proceeds from insurance settlements	(8,836)	—
Deferred taxes	14,956	23,826
Increase/(decrease) in long-term pension liability	236	(269)
Stock-based compensation expense	11,853	6,323
Deferred loan cost amortization	1,621	1,131
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(94,457)	(73,164)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	14,733	(41,317)
Income taxes refundable/payable	(13,030)	(31,224)
Inventories and prepaid expenses	(25,726)	(42,891)
Accounts payable and accrued expenses	(35,254)	58,964
Other	16,796	(18,775)
Net cash provided by operating activities	188,426	152,192
Cash flows from investing activities:
Capital expenditures	(111,327)	(71,618)
Acquisitions, net of cash acquired	(1,079,083)	(59,003)
Investment in Diamond Green Diesel	(75,000)	(164,750)
Gross proceeds from disposal of property, plant and equipment and other assets	1,302	974
Proceeds from insurance settlement	8,836	—
Payments related to routes and other intangibles	(1,517)	(100)
Net cash used in investing activities	(1,256,789)	(294,497)
Cash flows from financing activities:
Proceeds from long-term debt	807,363	9,657
Payments on long-term debt	(19,259)	(12,128)
Borrowings from revolving credit facility	687,452	369,902
Payments on revolving credit facility	(243,829)	(134,000)
Net cash overdraft financing	148	9,830
Deferred loan costs	(31)	(1,810)
Repurchase of common stock	(43,794)	(17,189)
Minimum withholding taxes paid on stock awards	(15,297)	(43,351)
Net cash provided by financing activities	1,172,753	180,911
Effect of exchange rate changes on cash	7,281	(8,118)
Net increase in cash, cash equivalents and restricted cash	111,671	30,488
Cash, cash equivalents and restricted cash at beginning of period	150,168	69,072
Cash, cash equivalents and restricted cash at end of period	$261,839	$99,560

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 1, 2023
(unaudited)

(1)General

The accompanying consolidated financial statements for the three month periods ended April 1, 2023 and April 2, 2022, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2022.

(2)Summary of Significant Accounting Policies

(a)Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represent the outstanding ownership interest in the Company's consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income of the consolidated subsidiaries is shown as an allocation of the Company's net income and is presented separately as “Net income attributable to noncontrolling interests.” In the Company's Consolidated Balance Sheets, noncontrolling interests represent the ownership interests in the Company's consolidated subsidiaries' net assets held by parties other than the Company. These ownership interests are presented separately as “Noncontrolling interests” within “Stockholders' Equity.” All intercompany balances and transactions have been eliminated in consolidation.

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of April 1, 2023, and include the 13 weeks ended April 1, 2023, and the 13 weeks ended April 2, 2022.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of April 1, 2023 and December 31, 2022, primarily represented amounts set aside as collateral for foreign construction projects and U.S. environmental claims and were insignificant to the Company. Restricted cash included in other long term assets on the Consolidated Balance Sheet as of April 1, 2023 and December 31, 2022, primarily represents acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company's name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	April 1, 2023	December 31, 2022
Cash and cash equivalents	$132,572	$127,016
Restricted cash	299	315
Restricted cash included in other long-term assets	128,968	22,837
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$261,839	$150,168

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended April 1, 2023 and April 2, 2022, the Company sold approximately $161.4 million and $126.3 million of its trade receivables and incurred approximately $2.0 million and $0.4 million in fees, respectively, which are recorded as interest expense.

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

As a result of the Russia-Ukraine war and the current inflationary environment, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the three months ended April 1, 2023, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the Russia-Ukraine war or inflation.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		April 1, 2023			April 2, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$185,801	160,145	$1.16	$188,053	161,396	$1.17
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,419			3,976
Less: Pro forma treasury shares		(747)			(771)
Diluted:
Net income attributable to Darling	$185,801	162,817	$1.14	$188,053	164,601	$1.14

For the three months ended April 1, 2023 and April 2, 2022, respectively, no outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the three months ended April 1, 2023 and April 2, 2022, respectively, 333,085 and 194,546 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company's DGD Joint Venture is as follows (in thousands):

(in thousands)	March 31, 2023	December 31, 2022
Assets:
Total current assets	$1,485,372	$1,304,805
Property, plant and equipment, net	3,840,139	3,866,854
Other assets	80,310	61,665
Total assets	$5,405,821	$5,233,324
Liabilities and members' equity:
Total current portion of long term debt	$217,282	$217,066
Total other current liabilities	298,893	515,023
Total long term debt	767,802	774,783
Total other long term liabilities	17,103	17,249
Total members' equity	4,104,741	3,709,203
Total liabilities and members' equity	$5,405,821	$5,233,324

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Revenues:
Operating revenues	$1,680,050	$980,692
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	1,421,404	807,572
Depreciation, amortization and accretion expense	58,607	26,492
Total costs and expenses	1,480,011	834,064
Operating income	200,039	146,628
Other income/(expense)	2,041	(11)
Interest and debt expense, net	(13,406)	(3,009)
Net income	$188,674	$143,608

As of April 1, 2023, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,055.7 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $94.3 million and $71.8 million for the three months ended April 1, 2023 and April 2, 2022, respectively. In December 2019, the blender tax credits were extended for calendar years 2020, 2021 and 2022. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blender tax credits were extended as is until December 31, 2024. After 2024, the Clean Fuels Production Credit (the “CFPC”) becomes effective from 2025 through 2027. Under the CFPC, on-road transportation fuel receives a base credit of $1.00 per gallon of renewable diesel multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. In contrast to the blenders tax credits, the CFPC requires that production must take place in the United States. For the three months ended March 31, 2023 and March 31, 2022, the DGD Joint Venture recorded approximately $246.0 million and $155.8 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the three months ended April 1, 2023 and April 2, 2022, respectively, the Company made $75.0 million and $164.75 million capital contributions to the DGD Joint Venture. In the three months ended April 1, 2023 and April 2, 2022, the Company received no dividend distributions from the DGD Joint Venture, respectively. As of April 1, 2023, the DGD Joint Venture has borrowings outstanding of $100.0 million under their unsecured revolving credit facility.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

On March 31, 2023, the Company acquired all of the shares of Gelnex, a leading global producer of collagen products (the “Gelnex Acquisition”). The Gelnex Acquisition includes a network of five processing facilities in South America and one in the United States. The initial purchase price of approximately $1.2 billion was comprised of an initial cash payment of approximately $1.1 billion, which consisted of a payment of approximately R$4.3 billion Brazilian real (approximately $855.1 million USD at the exchange rate of R$5.0812:USD$1.00 on the closing date) and a payment of approximately $243.5 million in USD, and is subject to various post-closing adjustments in accordance with the stock purchase agreement. In addition, the Company incurred a liability of approximately $104.1 million for acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company's name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. The Gelnex Acquisition gives us immediate capacity to serve the growing needs of our collagen customers and the growing gelatin market. The initial purchase price was financed by borrowing all of the Company's term A-3 facility of $300.0 million and term A-4 facility of $500.0 million, with the remainder coming through revolver borrowings under the Company's Amended Credit Agreement.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in the Gelnex Acquisition as of March 31, 2023 (in thousands):

Accounts receivable	$66,395
Inventories	141,066
Other current assets	18,107
Property, plant and equipment	127,769
Identifiable intangible assets	283,951
Goodwill	626,202
Operating lease right-of-use assets	134
Other assets	2,703
Deferred tax asset	775
Accounts payable	(15,059)
Current operating lease liabilities	(26)
Current portion of long-term debt	(44,692)
Accrued expenses	(18,584)
Long-term debt, net of current portion	(1,407)
Long-term operating lease liabilities	(123)
Deferred tax liability	(4,065)
Other noncurrent liabilities	(19)
Purchase price, net of cash acquired	$1,183,127
Less hold-back	104,145
Cash paid for acquisition, net of cash acquired	$1,078,982

As the Gelnex Acquisition occurred on the last business day of the quarter, the Company preliminarily allocated the purchase price of the acquisition to the assets acquired and liabilities assumed based on their estimated fair values on a provisional basis using methods based on historical experience, with the excess of the purchase price over the aggregate provisional fair values recorded as goodwill.

The above amounts are provisional in nature and are subject to change during the measurement period if additional information about the facts and circumstances that existed at the acquisition date becomes available. The Company is in the ongoing process of conducting a valuation of all the assets acquired and liabilities assumed related to the acquisition including identifiable intangible assets, personal and real property, deferred taxes and others, including possible future purchase price adjustments related to working capital and taxes. The Company has engaged third party valuation experts to assist in the determination of the fair value of assets acquired and liabilities assumed using the income, market or cost approaches (or a combination thereof).

The $626.2 million of goodwill from the Gelnex Acquisition, which is expected to strengthen the Company's gelatin business and expand it ability to service increased demand of its collagen customer base, is assigned to the Food Ingredients segment. Of the preliminary goodwill booked in the Gelnex Acquisition approximately $506.3 million is expected to be deductible for tax purposes. The identifiable intangibles of $284.0 million have preliminarily been recorded as other. Due to the timing of the transaction, certain other disclosures regarding the type and weighted average life of intangibles is not known at this time and will be updated when the information becomes available.

The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill, which may be significant. If new information is obtained about facts and circumstances that existed at the acquisition date, the Company will adjust its measurement of provisional amounts recorded, thus the final determination of the values presented in the above table of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented with a corresponding adjustment to goodwill.

As the Gelnex Acquisition occurred on the last business day of the quarter, there are no operations included in the Company's consolidated statement of operations for the three months ended April 1, 2023. The Company incurred acquisition costs related to the Gelnex Acquisition for the three months ended April 1, 2023 of approximately $5.8 million.

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

The Company initially paid approximately R$2.9 billion Brazilian real in cash (approximately $562.6 million USD at the exchange rate in effect on the closing date of the acquisition) for all the shares of the FASA Group, subject to certain post closing adjustments and a contingent payment based on future earnings growth in accordance with the terms set forth in the stock purchase agreement. Under the stock purchase agreement, such contingent payment could range from R$0 to a maximum of R$1.0 billion if future earnings growth reaches certain levels over a three-year period. The Company completed an analysis as of the acquisition date for this contingency and has recorded a liability of approximately R$867.5 million (approximately $168.1 million USD at the exchange rate in effect on the closing date of the acquisition) representing the present value of the maximum contingency under the income approach. The Company will analyze the contingency each quarter and any change will be booked through operating income including the accretion of the change in the long-term liability. At April 1, 2023, the current forecast is showing no change to the initial contingency that was recorded. The hold-back and contingent consideration amounts represent a noncash investing activity during the period of acquisition. The Company initially financed the FASA Acquisition by borrowing approximately $515.0 million of revolver borrowings under the Company's Amended Credit Agreement, with the remainder coming from cash on hand. During the fourth quarter of fiscal 2022, the Company made immaterial working capital adjustments and made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $7.1 million with an offset to goodwill. The Company obtained new information about facts and circumstances that existed at the acquisition date during the first quarter of 2023 that resulted in adjustments to increase property, plant and equipment by approximately $80.4 million, decrease intangible assets by approximately $38.9 million, decrease goodwill by approximately $30.8 million, increase deferred tax liabilities by approximately $16.7 million and an increase in other assets and liabilities of approximately $6.0 million with the net impact of the adjustments to the consolidated statement of operations being immaterial.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in the FASA Acquisition as of August 1, 2022 at the exchange rate of R$5.16:USD$1.00 (in thousands):

Accounts receivable	$76,640
Inventories	43,058
Other current assets	33,327
Property, plant and equipment	223,329
Identifiable intangible assets	122,267
Goodwill	377,789
Operating lease right-of-use assets	583
Other assets	62,865
Deferred tax asset	8,144
Accounts payable	(15,920)
Current portion of long-term debt	(18,680)
Accrued expenses	(38,708)
Long-term debt, net of current portion	(41,926)
Long-term operating lease liabilities	(583)
Deferred tax liability	(96,405)
Other noncurrent liabilities	(503)
Non-controlling interests	(19,701)
Purchase price, net of cash acquired	$715,576
Less hold-back	21,705
Less contingent consideration	168,128
Cash paid for acquisition, net of cash acquired	$525,743

The $377.8 million of goodwill from the FASA Acquisition, which is expected to strengthen the Company's base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment and is nondeductible for tax purposes. The identifiable intangible assets include $111.5 million in routes with a life of 12 years and $10.8 million in trade name with a life of 5 years for a total weighted average life of approximately 11.4 years. The Company is still assessing the provisional amounts recorded for assets acquired and liabilities assumed including possible future adjustments related to amounts recorded for income taxes. Due to the complexity of acquiring multiple entities in Brazil, the Company is continuing its procedures to identify information pertaining to property, plant and equipment, intangibles and income tax matters during the measurement period. If new information is obtained about facts and circumstances that existed at the closing date, the Company will adjust its measurement of provisional income tax amounts, thus the final determination of the values presented in the above table of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented with a corresponding adjustment to goodwill. The Company does not expect the impact of any adjustments to these amounts during the remaining measurement period to be material.

The amount of net sales and net income from the FASA Acquisition included in the Company's consolidated statement of operations for the three months ended April 1, 2023 were $93.5 million and $4.5 million, respectively.

On May 2, 2022, the Company acquired all of the shares of Valley Proteins, pursuant to a stock purchase agreement dated December 28, 2021 (the “Valley Acquisition”). The Valley Acquisition includes a network of 18 major rendering plants and used cooking oil facilities throughout the southern, southeast and mid-Atlantic regions of the U.S. The Company initially paid approximately $1.177 billion in cash for the Valley Acquisition, which is subject to various post-closing adjustments in accordance with the stock purchase agreement. During the third quarter of fiscal 2022, the Company made immaterial working capital adjustments and made a cash payment for a working capital purchase price adjustment per the stock purchase agreement of approximately $6.0 million with an offset to goodwill. The initial purchase price was financed by borrowing all of the Company's term A-1 facility of $400.0 million and term A-2 facility of $500.0 million, with the remainder coming through revolver borrowings under the Company's Amended Credit Agreement.

The following table summarizes the final fair value of the assets acquired and the liabilities assumed in the Valley Acquisition as of May 2, 2022 (in thousands):

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

The amount of net sales and net loss from the Valley Acquisition included in the Company's consolidated statement of operations for the three months ended April 1, 2023 were $226.4 million and $(0.5) million, respectively.

As a result of the Gelnex Acquisition, the FASA Acquisition and the Valley Acquisition, effective March 31, 2023, August 1, 2022 and May 2, 2022, respectively, the Company began including the operations of these acquisitions in the Company's consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Gelnex Acquisition, the FASA Acquisition and the Valley Acquisition had occurred on January 2, 2022 for the periods presented (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$1,889,439	$1,778,841
Net income	192,822	172,444
The Company notes that pro forma results of operations for the additional acquisitions discussed below have not been presented because the effect of each acquisition individually or in the aggregate is not deemed material to net sales, total assets and net income of the Company for any period presented.

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

Additionally, the Company completed other immaterial acquisitions in the first three months of fiscal 2023 and 2022.

On November 2, 2022, the Company announced that we entered into a definitive agreement to purchase Polish rendering company, Miropasz Group for approximately €110.0 million, subject to post-closing adjustments. The transaction is subject to customary approvals, including the receipt of regulatory approval and is anticipated to close in the third quarter of 2023.

The Company incurred acquisition costs and integration costs of approximately $7.0 million and $3.8 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	April 1, 2023	December 31, 2022
Finished product	$514,408	$384,289
Work in process	111,915	100,790
Raw material	68,019	69,164
Supplies and other	134,447	119,378
	$828,789	$673,621

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	April 1, 2023	December 31, 2022
Indefinite Lived Intangible Assets:
Trade names	$52,082	$51,639
	52,082	51,639
Finite Lived Intangible Assets:
Routes	746,492	781,286
Permits	559,367	557,083
Non-compete agreements	695	695
Trade names	76,834	76,549
Royalty, consulting, land use rights and leasehold	21,051	20,971
Other	283,951	—
	1,688,390	1,436,584
Accumulated Amortization:
Routes	(208,662)	(196,108)
Permits	(379,208)	(368,005)
Non-compete agreements	(594)	(563)
Trade names	(55,702)	(53,486)
Royalty, consulting, land use rights and leasehold	(5,169)	(4,939)
	(649,335)	(623,101)
Total Intangible assets, less accumulated amortization	$1,091,137	$865,122

Gross intangible assets changed due to net acquisition activity in the first three months of fiscal 2023 by approximately $245.0 million and the remaining change is due to foreign currency translation and retirements. Other intangibles represent the preliminary amounts recorded in the Gelnex Acquisition. Amortization expense for the three months ended April 1, 2023 and April 2, 2022, was approximately $26.1 million and $16.5 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 31, 2022
Goodwill	$1,556,855	$320,807	$143,379	$2,021,041
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,540,941	317,637	111,799	1,970,377
Goodwill acquired during year	(27,554)	626,202	(66)	598,582
Foreign currency translation	12,928	3,705	1,995	18,628
Balance at April 1, 2023
Goodwill	1,542,229	950,714	145,308	2,638,251
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,526,315	$947,544	$113,728	$2,587,587

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	April 1, 2023	December 31, 2022
Compensation and benefits	$124,759	$145,048
Accrued operating expenses	101,057	97,128
Other accrued expense	236,778	189,847
	$462,594	$432,023

(9)    Debt

Debt consists of the following (in thousands):

	April 1, 2023	December 31, 2022
Amended Credit Agreement:
Revolving Credit Facility ($213.0 million and $32.0 million denominated in € at April 1, 2023 and December 31, 2022, respectively)	$581,993	$135,028

Term A-1 facility	400,000	400,000
Less unamortized deferred loan costs	(679)	(722)
Carrying value Term A-1 facility	399,321	399,278

Term A-2 facility	490,625	493,750
Less unamortized deferred loan costs	(969)	(1,034)
Carrying value Term A-2 facility	489,656	492,716

Term A-3 facility	300,000	—
Less unamortized deferred loan costs	(1,028)	—
Carrying value Term A-3 facility	298,972	—

Term A-4 facility	500,000	—
Less unamortized deferred loan costs	(1,251)	—
Carrying value Term A-4 facility	498,749	—

Term Loan B	200,000	200,000
Less unamortized deferred loan costs	(1,142)	(1,302)
Carrying value Term Loan B	198,858	198,698

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premium	(7,035)	(7,228)
Carrying value 6% Senior Notes due 2030	992,965	992,772

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(3,910)	(4,127)
Carrying value 5.25% Senior Notes due 2027	496,090	495,873

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	559,651	549,814
Less unamortized deferred loan costs - Denominated in euro	(3,526)	(3,728)
Carrying value 3.625% Senior Notes due 2026	556,125	546,086

Other Notes and Obligations	164,707	124,364
	4,677,436	3,384,815
Less Current Maturities	118,804	69,846
	$4,558,632	$3,314,969

As of April 1, 2023, the Company had outstanding debt under the revolving credit facility denominated in euros of €196.0 million and outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. In addition, at April 1, 2023, the Company had finance lease obligations denominated in euros of approximately €8.2 million.

As of April 1, 2023, the Company had other notes and obligations of $164.7 million that consist of various overdraft facilities of approximately $24.6 million, Brazilian notes of approximately $96.4 million, a China working capital line of credit of approximately $8.2 million and other debt of approximately $35.5 million, including U.S. finance lease obligations of approximately $4.6 million.

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

The interest rate applicable to any borrowings under the revolving credit facility equals the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.375% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.375% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and term A-3 facility equals the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility equals the adjusted term SOFR plus 1.375% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility equals the base rate plus 1.00% or LIBOR plus 2.00%.

As of April 1, 2023, the Company had (i) $50.0 million outstanding under the revolving credit facility at base rate plus a margin of 0.375% per annum for a total of 8.375% per annum, (ii) $319.0 million outstanding under the revolver at SOFR plus a margin of 1.375% per annum for a total of 6.2815% per annum, (iii) $400.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.50% per annum for a total of 6.4070% per annum, (iv) $490.6 million outstanding under the term A-2 facility at SOFR plus a margin of 1.375% per annum for a total of 6.282% per annum, (v) $300.0 million outstanding under the term A-3 facility at SOFR plus a margin 1.50% per annum for a total of 6.4088% per annum, (vi) $500.0 million outstanding under the term A-4 facility at SOFR plus a margin 1.375% per annum for a total of 6.2838% per annum, (vii) $200.0 million outstanding under the term loan B facility at LIBOR plus a margin of 2.00% per annum for a total of 6.71% per annum and (viii) €196.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.375% per annum for a total of 4.279% per annum. As of April 1, 2023, the Company had revolving credit facility availability of $866.1 million, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $48.1 million and letters of credit issued of $3.9 million. The Company also had foreign bank guarantees of approximately $12.5 million and U.S. bank guarantees of approximately $10.9 million that are not part of the Company's Amended Credit Agreement at April 1, 2023.

As of April 1, 2023, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(10)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	April 1, 2023	December 31, 2022
Accrued pension liability	$22,643	$22,538
Reserve for self-insurance, litigation, environmental and tax matters	79,896	76,685
Long-term acquisition hold-backs	131,852	26,113
Long-term contingent consideration	176,482	169,903
Other	3,669	3,694
	$414,542	$298,933

(11)    Income Taxes

The Company has provided income taxes for the three month periods ended April 1, 2023 and April 2, 2022, based on its estimate of the effective tax rate for the entire 2023 and 2022 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of April 1, 2023 and April 2, 2022, the Company had $18.3 million and $11.3 million, respectively of gross unrecognized tax benefits and $1.3 million and $1.2 million, respectively of related accrued interest and penalties. The Company's gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

On August 16, 2022 the U.S. government enacted the IR Act that includes tax incentives for energy and climate initiatives, among other provisions. The blender tax credits, which are refundable excise tax credits, have been extended two years through December 31, 2024. After 2024, the CFPC, a non-refundable income tax credit, becomes effective from 2025 through 2027. We are assessing these tax incentives, which could materially change our pre-tax or after-tax amounts and impact our tax rate in future years. We will continue to evaluate the applicability and effect of the IR Act as more guidance is issued.

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

(12)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three months ended April 1, 2023 and April 2, 2022 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Defined benefit pension plans
Amortization of prior service (cost)/benefit	—	5	—	(1)	—	4
Amortization of actuarial loss	434	570	(107)	(145)	327	425
Total defined benefit pension plans	434	575	(107)	(146)	327	429
Soybean meal option derivatives
Reclassified to earnings	(338)	(441)	86	112	(252)	(329)
Activity recognized in other comprehensive income/(loss)	76	120	(19)	(31)	57	89
Total soybean meal option derivatives	(262)	(321)	67	81	(195)	(240)
Corn option derivatives
Reclassified to earnings	(884)	4,107	225	(1,043)	(659)	3,064
Activity recognized in other comprehensive income/(loss)	1,030	(10,885)	(262)	2,765	768	(8,120)
Total corn option derivatives	146	(6,778)	(37)	1,722	109	(5,056)
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	28,432	(22,470)	(7,222)	5,708	21,210	(16,762)
Total heating oil derivatives	28,432	(22,470)	(7,222)	5,708	21,210	(16,762)
Interest swap derivatives
Reclassified to earnings	1,856	—	(471)	—	1,385	—
Activity recognized in other comprehensive income/(loss)	(891)	—	226	—	(665)	—
Total interest swap derivatives	965	—	(245)	—	720	—
Foreign exchange derivatives
Reclassified to earnings	(4,814)	(1,071)	1,637	360	(3,177)	(711)
Activity recognized in other comprehensive income/(loss)	13,329	45,422	(4,532)	(15,276)	8,797	30,146
Total foreign exchange derivatives	8,515	44,351	(2,895)	(14,916)	5,620	29,435

Foreign currency translation	56,859	2,661	(642)	721	56,217	3,382

Other comprehensive income/(loss)	$95,089	$18,018	$(11,081)	$(6,830)	$84,008	$11,188

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three months ended April 1, 2023 and April 2, 2022 as follows (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022	Statement of Operations Classification
Derivative instruments
Soybean meal derivatives	$338	$441	Net sales
Foreign exchange contracts	4,814	1,071	Net sales
Corn option derivatives	884	(4,107)	Cost of sales and operating expenses
Interest swaps	(1,856)	—	Foreign currency Gain/(loss)
	4,180	(2,595)	Total before tax
	(1,477)	571	Income taxes
	2,703	(2,024)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$—	$(5)	(a)
Amortization of actuarial loss	(434)	(570)	(a)
	(434)	(575)	Total before tax
	107	146	Income taxes
	(327)	(429)	Net of tax
Total reclassifications	$2,376	$(2,453)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of April 1, 2023 as follows (in thousands):

	Three Months Ended April 1, 2023
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss December 31, 2022, attributable to Darling, net of tax	$(374,368)	$7,176	$(16,682)	$(383,874)
Other comprehensive loss before reclassifications	56,217	30,167	—	86,384
Amounts reclassified from accumulated other comprehensive loss	—	(2,703)	327	(2,376)
Net current-period other comprehensive income	56,217	27,464	327	84,008
Noncontrolling interest	(658)	—	—	(658)
Accumulated Other Comprehensive loss April 1, 2023, attributable to Darling, net of tax	$(317,493)	$34,640	$(16,355)	$(299,208)

(13)    Stockholders' Equity

Fiscal 2023 Long-Term Incentive Opportunity Awards (2023 LTIP). On January 3, 2023, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2023 LTIP pursuant to which they awarded certain of the Company's key employees, 118,208 restricted stock units and 177,299 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2026, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase (up to 225%) depending on the Company's ROGI relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies.

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. During the first three months of fiscal 2023, $43.8 million of common stock was repurchased under the repurchase program. As of April 1, 2023, the Company had approximately $330.7 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

(14)    Employee Benefit Plans

Net pension cost for the three months ended April 1, 2023 and April 2, 2022 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	April 1, 2023	April 2, 2022
Service cost	$675	$828
Interest cost	1,956	1,320
Expected return on plan assets	(1,803)	(2,165)
Amortization of prior service cost	—	5
Amortization of actuarial loss	434	570
Net pension cost	$1,262	$558

Based on actuarial estimates at April 1, 2023, the Company expects to contribute approximately $3.7 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended April 1, 2023 and April 2, 2022 of approximately $0.8 million and $0.8 million, respectively.

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

The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of April 1, 2023, the Company has an aggregate accrued liability of approximately $3.8 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(15)    Derivatives

The Company’s operations are exposed to market risks relating to commodity prices that affect the Company’s cost of raw materials, finished product prices, energy costs and the risk of changes in interest rates and foreign currency exchange rates.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices.  Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of bakery by-products (“BBP”) by reducing the impact of changing prices.  Foreign currency forward and option contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency.

At April 1, 2023, the Company had corn option contracts, soybean meal forward contracts, foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts, soybean meal forwards and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first quarter of fiscal 2023 and 2022, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

Cash Flow Hedges

In the first quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $600.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.774% while receiving the 1-month SOFR rate, which excludes margin. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At April 1, 2023, the aggregate fair value of these interest rate swaps was approximately $0.5 million. These amounts are included in noncurrent assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income/(loss) associated with the interest rate differential between the U.S. dollar and a Euro denominated intercompany loan to interest expense. At April 1, 2023, the aggregate fair value of these cross currency swaps was approximately $1.4 million. These amounts are included in noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2023. At April 1, 2023 and December 31, 2022, the aggregate fair value of these corn option contracts was approximately $1.0 million and $0.9 million, respectively. These amounts are included in current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022 and the first quarter of fiscal 2023, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2024. At April 1, 2023 and December 31, 2022, the aggregate fair value of these foreign exchange contracts was approximately $22.1 million and $13.8 million, respectively. These amounts are included in other current assets, noncurrent assets, accrued expense and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022 and fiscal 2023, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the third quarter of fiscal 2023. At April 1, 2023 and December 31, 2022, the aggregate fair value of the soybean meal contracts was approximately $0.3 million and $0.6 million, respectively. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of April 1, 2023, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	30,298	Euro	5,224
Brazilian real	3,402,802	U.S. dollar	798,104
Euro	24,362	U.S. dollar	26,447
Euro	30,074	Polish zloty	141,500
Euro	14,101	Japanese yen	1,999,700
Euro	22,410	Chinese renminbi	165,442
Euro	17,042	Australian dollar	26,950
Euro	3,127	British pound	2,750
Euro	34	Canadian dollar	50
Polish zloty	2,218	U.S. dollar	509
Polish zloty	38,254	Euro	8,143
British pound	313	U.S. dollar	384
Japanese yen	275,514	U.S. dollar	2,113
U.S. dollar	1,069	Japanese yen	140,000
U.S. dollar	562,502	Euro	519,332
Australian dollar	259	Euro	160
Australian dollar	165	U.S. dollar	110

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at April 1, 2023 into earnings over the next 12 months will be approximately $47.1 million. As of April 1, 2023, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	April 1, 2023	April 2, 2022

Foreign exchange	Foreign currency loss	$800	$7,466
Foreign exchange	Net sales	(671)	158
Foreign exchange	Cost of sales and operating expenses	(17)	(256)
Foreign exchange	Selling, general and administrative expenses	(1,385)	(6,524)
Corn options and futures	Net sales	271	(2,136)
Corn options and futures	Cost of sales and operating expenses	(417)	5,553
Heating Oil swaps and options	Selling, general and administrative expenses	49	—
Soybean meal	Net sales	(217)	—
Total		$(1,587)	$4,261

At April 1, 2023, the Company had forward purchase agreements in place for purchases of approximately $210.6 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of April 1, 2023 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at April 1, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments	$28,505	$—	$28,505	$—
Total Assets	$28,505	$—	$28,505	$—

Liabilities
Derivative instruments	$5,152	$—	$5,152	$—
Contingent consideration	176,482	—	—	176,482
6% Senior notes	993,700	—	993,700	—
5.25% Senior notes	488,300	—	488,300	—
3.625% Senior notes	542,189	—	542,189	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	486,945	—	486,945	—
Term loan A-3	298,500	—	298,500	—
Term loan A-4	496,250	—	496,250	—
Term loan B	199,500	—	199,500	—
Revolver debt	573,263	—	573,263	—
Total Liabilities	$4,658,281	$—	$4,481,799	$176,482

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments	$20,324	$—	$20,324	$—
Total Assets	$20,324	$—	$20,324	$—

Liabilities
Derivative instruments	$5,406	$—	$5,406	$—
Contingent consideration	169,903	—	—	169,903
6% Senior notes	977,200	—	977,200	—
5.25% Senior notes	485,700	—	485,700	—
3.625% Senior notes	533,155	—	533,155	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	488,813	—	488,813	—
Term loan B	199,000	—	199,000	—
Revolver debt	133,003	—	133,003	—
Total Liabilities	$3,390,180	$—	$3,220,277	$169,903

Derivative assets and liabilities consist of the Company’s corn option and future contracts, foreign currency forward and option contracts, soybean meal forward contracts and interest rate swap contracts which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 15 (Derivatives) to the Company's Consolidated Financial Statements included herein for discussion on the Company's derivatives.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments and as such have been excluded from the table above.

The fair value of the senior notes, term loan A-1, term loan A-2, term loan A-3, term loan A-4, term loan B and revolver debt is based on market quotation from third-party banks. The carrying amount of the Company's other debt is not deemed to be significantly different from the fair value and all other instruments have been recorded at fair value.

The fair value measurement of the contingent consideration uses significant unobservable inputs (level 3). The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 31, 2022	$169,903
Total expense included in earnings during period	2,088
Exchange rate changes	4,491
Balance as of April 1, 2023	$176,482

(17)    Restructuring and Asset Impairment Charges

In December 2022, the Company's management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts plant in 2023. In addition to charges incurred in fiscal 2022, the Company incurred additional restructuring charges in the first quarter of fiscal 2023 in the Food Segment for employee termination costs of approximately $4.4 million. In addition, the Company incurred approximately $0.1 million of employee termination costs in the Feed Segment related to closing down of a processing location in Europe and transferring the material to another processing location in Europe.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At April 1, 2023 and December 31, 2022, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $92.1 million, respectively.  The Company has insurance recovery receivables of approximately $36.0 million as of April 1, 2023 and December 31, 2022, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

(19)    Business Segments

The Company sells its products domestically and internationally, operating within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. The measure of segment income/(loss) includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes corporate activities.

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

Food Ingredients
Food Ingredients consists principally of (i) the collagen business conducted by Darling Ingredients International under the Rousselot and Gelnex names, (ii) the natural casings and meat-by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.

Fuel Ingredients
The Company's Fuel Ingredients segment consists of (i) the Company's investment in the DGD Joint Venture and (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 1, 2023
Net Sales	$1,237,494	$396,392	$157,286	$—	$1,791,172
Cost of sales and operating expenses	950,072	290,115	126,786	—	1,366,973
Gross Margin	287,422	106,277	30,500	—	424,199

Loss/(gain) on sale of assets	(342)	(21)	36	—	(327)
Selling, general and administrative expenses	74,691	33,122	6,192	21,461	135,466
Restructuring and asset impairment charges	92	4,432	—	—	4,524
Acquisition and integration costs	—	—	—	7,022	7,022
Depreciation and amortization	90,320	14,473	8,393	2,820	116,006
Equity in net income of Diamond Green Diesel	—	—	94,337	—	94,337
Segment operating income/(loss)	122,661	54,271	110,216	(31,303)	255,845

Equity in net income of other unconsolidated subsidiaries	120	—	—	—	120
Segment income/(loss)	122,781	54,271	110,216	(31,303)	255,965

Total other expense					(39,136)
Income before income taxes					$216,829

Segment assets at April 1, 2023	$4,807,542	$2,593,490	$2,505,583	$954,517	$10,861,132

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 2, 2022
Net Sales	$879,438	$354,814	$132,082	$—	$1,366,334
Cost of sales and operating expenses	645,523	270,312	104,742	—	1,020,577
Gross Margin	233,915	84,502	27,340	—	345,757

Gain on sale of assets	(341)	(9)	(39)	—	(389)
Selling, general and administrative expenses	56,209	26,844	3,920	15,059	102,032
Acquisition and integration costs	—	—	—	3,773	3,773
Depreciation and amortization	54,350	15,450	6,674	2,772	79,246
Equity in net income of Diamond Green Diesel	—	—	71,804	—	71,804
Segment operating income/(loss)	123,697	42,217	88,589	(21,604)	232,899

Equity in net income of other unconsolidated subsidiaries	1,360	—	—	—	1,360
Segment income/(loss)	125,057	42,217	88,589	(21,604)	234,259

Total other expense					(17,445)
Income before income taxes					$216,814

Segment assets at December 31, 2022	$4,866,351	$1,251,473	$2,307,199	$777,347	$9,202,370

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

	Three Months Ended April 1, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,025,757	$99,351	$—	$1,125,108
Europe	110,252	190,273	157,286	457,811
China	5,343	77,371	—	82,714
South America	93,539	10,784	—	104,323
Other	2,603	18,613	—	21,216
Net sales	$1,237,494	$396,392	$157,286	$1,791,172

Major product types
Fats	$490,318	$44,988	$—	$535,306
Used cooking oil	137,693	—	—	137,693
Proteins	447,147	—	—	447,147
Bakery	74,933	—	—	74,933
Other rendering	69,814	—	—	69,814
Food ingredients	—	319,141	—	319,141
Bioenergy	—	—	157,286	157,286
Other	17,589	32,263	—	49,852
Net sales	$1,237,494	$396,392	$157,286	$1,791,172

	Three Months Ended April 2, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$755,838	$83,900	$—	$839,738
Europe	114,463	182,010	132,082	428,555
China	6,636	66,307	—	72,943
South America	—	8,496	—	8,496
Other	2,501	14,101	—	16,602
Net sales	$879,438	$354,814	$132,082	$1,366,334

Major product types
Fats	$368,394	$52,264	$—	$420,658
Used cooking oil	94,896	—	—	94,896
Proteins	270,187	—	—	270,187
Bakery	78,511	—	—	78,511
Other rendering	57,544	—	—	57,544
Food ingredients	—	270,516	—	270,516
Bioenergy	—	—	132,082	132,082
Other	9,906	32,034	—	41,940
Net sales	$879,438	$354,814	$132,082	$1,366,334

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2023 under these long-term supply contracts was approximately $46.7 million, with the remaining performance obligations to be recognized in future periods (generally four years) of approximately $1.0 billion.

(21)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended April 1, 2023 and April 2, 2022, the Company recorded sales to the DGD Joint Venture of approximately $338.6 million and $214.4 million, respectively. At April 1, 2023 and December 31, 2022, the Company has $62.8 million and $116.9 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $63.4 million and $29.8 million of additional sales for the three months ended April 1, 2023 and April 2, 2022, respectively to defer the Company's portion of profit of approximately $15.6 million and $8.4 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at April 1, 2023 and April 2, 2022, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD Joint Venture. The DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement was set to expire on April 29, 2023; however, the parties have agreed to extend the agreement to June 30, 2023. During the fourth quarter of fiscal 2021, in September 2022 and again in December 2022, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company for the three months ended April 1, 2023 and April 2, 2022 of approximately $0.4 million and $0.2 million, respectively. As of April 1, 2023 and December 31, 2022, $25.0 million was owed to Darling Green under the DGD Loan Agreement. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement. On April 28, 2023, the

DGD Joint Venture repaid all $50.0 million outstanding under the DGD Loan Agreement, including the Company's full $25.0 million commitment together with interest.

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

(22)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(7,086)	$(7,324)
Cash paid during the period for:
Interest, net of capitalized interest	$21,347	$2,124
Income taxes, net of refunds	$38,960	$41,423
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$24,332	$33,072
Non-cash financing activities
Debt issued for assets	$(47)	$635

(23)    New Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023 and in the Company's other public filings with the SEC.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto contained in this report.

Overview

Darling Ingredients Inc. (“Darling”, and together with its subsidiaries, the “Company” or “we,” “us” or “our”) is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed and feedstock and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sells its products domestically and internationally and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements for the period ended April 1, 2023 included herein, (ii) the conversion of organic sludge and food waste into biogas in

Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflict in Ukraine and its impact on volatility in energy and other commodity prices, inflation, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions and an increase in the recent turmoil in the world banking markets, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 27, 2023.

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

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Operating Performance Indicators

    The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency translation, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in commodity prices and energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company, forward-looking financial or operational estimates are not provided. The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 31, 2022.

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

Results of Operations

Three Months Ended April 1, 2023 Compared to Three Months Ended April 2, 2022

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the first quarter of fiscal 2023, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2023, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2022 are as follows:

	Avg. Price 1st Quarter 2023	Avg. Price 1st Quarter 2022	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 435.85/ton	$ 317.22/ton	$ 118.63/ton	37.4%
Feed Grade PM (Mid-South)	$ 406.94/ton	$ 367.03/ton	$ 39.91/ton	10.9%
Pet Food PM (Mid-South)	$ 743.75/ton	$ 761.69/ton	$ (17.94)/ton	(2.4)%
Feather meal (Mid-South)	$ 596.73/ton	$ 525.32/ton	$ 71.41/ton	13.6%
BFT (Chicago)	$ 61.39/cwt	$ 71.39/cwt	$ (10.00)/cwt	(14.0)%
YG (Illinois)	$ 51.10/cwt	$ 53.91/cwt	$ (2.81)/cwt	(5.2)%
Corn (Illinois)	$ 6.84/bushel	$ 6.90/bushel	$ (0.06)/bushel	(0.9)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 993.00/MT	$ 1,555.00/MT	$ (562.00)/MT	(36.1)%
Soy meal (CIF Rotterdam)	$ 595.00/MT	$ 576.00/MT	$ 19.00/MT	3.3%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2023, compared to average Jacobsen and Reuters prices for the fourth quarter of fiscal 2022.

	Avg. Price 1st Quarter 2023	Avg. Price 4th Quarter 2022	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 435.85/ton	$ 392.39/ton	$ 43.46/ton	11.1%
Feed Grade PM (Mid-South)	$ 406.94/ton	$ 390.37/ton	$ 16.57/ton	4.2%
Pet Food PM (Mid-South)	$ 743.75/ton	$ 711.00/ton	$ 32.75/ton	4.6%
Feather meal (Mid-South)	$ 596.73/ton	$ 579.95/ton	$ 16.78/ton	2.9%
BFT (Chicago)	$ 61.39/cwt	$ 72.34/cwt	$ (10.95)/cwt	(15.1)%
YG (Illinois)	$ 51.10/cwt	$ 62.01/cwt	$ (10.91)/cwt	(17.7)%
Corn (Illinois)	$ 6.84/bushel	$ 6.85/bushel	$ (0.01)/bushel	(0.1)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 993.00/MT	$ 1,043.00/MT	$ (50.00)/MT	(4.8)%
Soy meal (CIF Rotterdam)	$ 595.00/MT	$ 547.00/MT	$ 48.00/MT	8.8%

Segment Results

Segment operating income for the three months ended April 1, 2023 was $255.8 million, which reflects an increase of $22.9 million or 9.8% as compared to the three months ended April 2, 2022.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 1, 2023
Net Sales	$1,237,494	$396,392	$157,286	$—	$1,791,172
Cost of sales and operating expenses	950,072	290,115	126,786	—	1,366,973
Gross Margin	287,422	106,277	30,500	—	424,199

Gross Margin %	23.2%	26.8%	19.4%	—%	23.7%

Loss/(gain) on sale of assets	(342)	(21)	36	—	(327)
Selling, general and administrative expenses	74,691	33,122	6,192	21,461	135,466
Restructuring and asset impairment charges	92	4,432	—	—	4,524
Acquisition and integration costs	—	—	—	7,022	7,022
Depreciation and amortization	90,320	14,473	8,393	2,820	116,006
Equity in net income of Diamond Green Diesel	—	—	94,337	—	94,337
Segment operating income/(loss)	122,661	54,271	110,216	(31,303)	255,845

Equity in net income of other unconsolidated subsidiaries	120	—	—	—	120
Segment income/(loss)	122,781	54,271	110,216	(31,303)	255,965

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 2, 2022
Net Sales	$879,438	$354,814	$132,082	$—	$1,366,334
Cost of sales and operating expenses	645,523	270,312	104,742	—	1,020,577
Gross Margin	233,915	84,502	27,340	—	345,757

Gross Margin %	26.6%	23.8%	20.7%	—%	25.3%

Gain on sale of assets	(341)	(9)	(39)	—	(389)
Selling, general and administrative expenses	56,209	26,844	3,920	15,059	102,032
Acquisition and integration costs	—	—	—	3,773	3,773
Depreciation and amortization	54,350	15,450	6,674	2,772	79,246
Equity in net income of Diamond Green Diesel	—	—	71,804	—	71,804
Segment operating income/(loss)	123,697	42,217	88,589	(21,604)	232,899

Equity in net income of other unconsolidated subsidiaries	1,360	—	—	—	1,360
Segment income/(loss)	125,057	42,217	88,589	(21,604)	234,259

Feed Ingredients Segment

Raw material volume. In the three months ended April 1, 2023, the raw material processed by the Company's Feed Ingredients segment totaled approximately 3.2 million metric tons. Compared to the three months ended April 2, 2022, overall raw material volume processed in the Feed Ingredients segment increased approximately 38.5%. The increase was primarily due to the Valley Acquisition and the FASA Acquisition.

Sales. The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended April 2, 2022	$368.4	$270.2	$57.5	$696.1	$94.9	$78.5	$9.9	$879.4
Increase (decrease) in sales volumes	109.5	117.7	—	227.2	22.3	(6.9)	—	242.6
Increase in finished product prices	18.2	67.0	—	85.2	21.4	3.3	—	109.9
Decrease due to currency exchange rates	(5.8)	(7.7)	(0.7)	(14.2)	(0.9)	—	—	(15.1)
Other change	—	—	13.0	13.0	—	—	7.7	20.7
Total change	121.9	177.0	12.3	311.2	42.8	(3.6)	7.7	358.1
Net sales three months ended April 1, 2023	$490.3	$447.2	$69.8	$1,007.3	$137.7	$74.9	$17.6	$1,237.5

Margins. In the Feed Ingredients segment for the three months ended April 1, 2023, the gross margin percentage decreased to 23.2% as compared to 26.6% for the comparable period of fiscal 2022. The decrease in margin is primarily due to lower overall margins from the Valley Acquisition and the FASA Acquisition and higher overall energy prices as compared to fiscal 2022.

Segment operating income. Feed Ingredients operating income for the three months ended April 1, 2023 was $122.7 million, a decrease of $1.0 million or (0.8)% as compared to the three months ended April 2, 2022. The increased raw material volumes and overall finished product prices were more than offset by an increase in selling, general and administrative expenses and depreciation and amortization as compared to fiscal 2022.

Food Ingredients Segment

Raw material volume. In the three months ended April 1, 2023, the raw material processed by the Company's Food Ingredients segment totaled approximately 264,000 metric tons. Compared to the three months ended April 2, 2022, overall raw material volume processed in the Food Ingredients segment decreased approximately 5.0%.

Sales. Net sales increased in the Food Ingredients segment primarily due to increased sales of higher priced hydrolyzed collagen and higher sales volumes.

Margins. In the Food Ingredients segment for the three months ended April 1, 2023, the gross margin percentage increased to 26.8% as compared to 23.8% for the comparable period of fiscal 2022. The increase is primarily due to increased sales of higher margin hydrolyzed collagen as compared to fiscal 2022.

Segment operating income. Food Ingredients operating income was $54.3 million for the three months ended April 1, 2023, an increase of $12.1 million or 28.7% as compared to the three months ended April 2, 2022. The increase is primarily due to increased sales of higher margin hydrolyzed collagen that more than offset an increase in selling, general and administrative expenses and restructuring and asset impairment costs as compared to fiscal 2022.

Fuel Ingredients Segment

Raw material volume. In the three months ended April 1, 2023, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 350,000 metric tons. Compared to the three months ended April 2, 2022, overall raw material volume processed in the Fuel Ingredients segment increased approximately 2.9%.

Sales. Net sales increased in the Fuel Ingredients segment primarily due to higher sales volumes in Europe, which were offset by foreign currency impacts.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended April 1, 2023, the gross margin percentage decreased to 19.4% as compared to 20.7% for the comparable period of fiscal 2022. The decrease is primarily due to the impact of decreases in sales prices for our products sold into the energy markets that negatively impacted margins.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended April 1, 2023 was $110.2 million, an increase of $21.6 million or 24.4% as compared to the same period in fiscal 2022. The increase is primarily due to higher blenders tax credits and higher Renewable Identification Number prices, that more than offset higher raw material costs at DGD and lower fuel prices and production down time at DGD's St. Charles plant from a catalyst turnaround.

Foreign Currency Exchange

    During the first quarter of fiscal 2023, overall the euro, Brazilian real and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2022. Using actual results for the three months ended April 1, 2023 and using the prior year's average currency rate for the three months ended April 2, 2022, foreign currency translation would result in an increase in operating income of approximately $7.3 million. The average rate for the three months ended April 1, 2023 were €1.00:$1.07, R$1.00:$0.19 and C$1.00:$0.74 as compared to the average rates for the three months ended April 2, 2022 of €1.00:$1.12, R$1.00:$0.19 and C$1.00:$0.79, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $21.5 million during the three months ended April 1, 2023, compared to approximately $15.1 million during the three months ended April 2, 2022, an increase of $6.4 million.  The increase is primarily due to higher costs for corporate related compensation and benefits.

Acquisition and Integration costs. Acquisition and integration costs were approximately $7.0 million during the three months ended April 1, 2023 as compared to $3.8 million for the same period in fiscal 2022. These increased costs primarily relate to the Gelnex Acquisition and FASA Acquisition for the three months ended April 1, 2023 as compared to the prior year acquisition costs primarily related to the Valley Proteins and Op de Beeck acquisitions.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $2.8 million during both the three months ended April 1, 2023 and April 2, 2022.

Interest Expense. Interest expense was $50.3 million during the three months ended April 1, 2023, compared to $15.6 million during the three months ended April 2, 2022, an increase of $34.7 million. The increase in interest expense is primarily due to an increase in debt outstanding, including increased interest expense from the issuance of the 6% Senior Notes due 2030, the borrowing of all amounts under the term A-1, term A-2, term A-3 and term A-4 facilities, all of which were borrowed to fund acquisitions, and higher borrowings under the revolving credit facility as compared to the same period in fiscal 2022.

Foreign Currency Gain/(Loss).  Foreign currency gains were $5.0 million for the three months ended April 1, 2023 as compared to foreign currency losses of $1.1 million for the three months ended April 2, 2022. The increase in currency gains is due primarily to an increase in gains on the revaluation of an intercompany note as compared to losses from non-functional currency assets and liabilities in the same period of fiscal 2022.

Other Income/(Expense), net. Other income was $6.2 million in the three months ended April 1, 2023, compared to other expense of $0.7 million for the three months ended April 2, 2022. The increase in other income was primarily due to casualty loss insurance proceeds received for the prior year Tacoma plant fire as compared to the same period in fiscal 2022.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $27.0 million for the three months ended April 1, 2023, compared to $26.1 million recorded in the three months ended April 2, 2022, an increase of $0.9 million. The effective tax rate for the three months ended April 1, 2023 and April 2, 2022 is 12.4% and 12.0%, respectively. The effective tax rate for the three months ended April 1, 2023 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and biofuel tax incentives. The effective tax rate for the three months ended April 2, 2022 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and discrete items, including excess tax benefits from stock compensation. The Company's effective tax rate excluding biofuel tax incentives and discrete items is 25.6% for the three months ended April 1, 2023, compared to 25.7% for the three months ended April 2, 2022.

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

Pro forma Adjusted EBITDA to Foreign Currency is not a recognized accounting measurement under GAAP. The Company evaluates the impact of foreign currency on its adjusted EBITDA. DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP).

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at April 1, 2023.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

DGD Joint Venture Adjusted EBITDA (Darling's share) is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income or equity in net income of Diamond Green Diesel, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity and is not intended to be a presentation in accordance with GAAP. The Company calculates DGD Joint Venture Adjusted EBITDA (Darling's share) by taking DGD's operating income plus DGD's depreciation, amortization and accretion expense and then multiplying by 50% to get Darling's share of DGD's EBITDA.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2023 As Compared to First Quarter 2022

	Three Months Ended
(dollars in thousands)	April 1, 2023	April 2, 2022
Net income attributable to Darling	$185,801	$188,053
Depreciation and amortization	116,006	79,246
Interest expense	50,299	15,603
Income tax expense	26,974	26,083
Restructuring and asset impairment charges	4,524	—
Acquisition and integration costs	7,022	3,773
Foreign currency loss/(gain)	(5,004)	1,100
Other expense/(income), net	(6,159)	742
Equity in net income of Diamond Green Diesel	(94,337)	(71,804)
Equity in net income of other unconsolidated subsidiaries	(120)	(1,360)
Net income attributable to non-controlling interests	4,054	2,678
Darling's Adjusted EBITDA	$289,060	$244,114

Foreign currency exchange impact (1)	7,329	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$296,389	$244,114

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$129,323	$86,560

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$418,383	$330,674

(1) The average rates for the three months ended April 1, 2023 were €1.00:$1.07, R$1.00:$0.19 and C$1.00:$0.74 as compared to the average rate for the three months ended April 2, 2022 of €1.00:$1.12, R$1.00:$0.19 and C$1.00:$0.79, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at April 1, 2023. On April 1, 2023, debt outstanding under the Company's Amended Credit Agreement, the Company's 6% Notes, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premium	(7,035)
Carrying value of 6% Notes due 2030	$992,965

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(3,910)
Carrying value of 5.25% Notes due 2027	$496,090

3.625 % Notes due 2026 - Denominated in euros	$559,651
Less unamortized deferred loan costs	(3,526)
Carrying value of 3.625% Notes due 2026	$556,125

Amended Credit Agreement:
Term A-1 facility	$400,000
Less unamortized deferred loan costs	(679)
Carrying value of Term A-1 facility	$399,321

Term A-2 facility	$490,625
Less unamortized deferred loan costs	(969)
Carrying value of Term A-2 facility	$489,656

Term A-3 facility	$300,000
Less unamortized deferred loan costs	(1,028)
Carrying value of Term A-3 facility	$298,972

Term A-4 facility	$500,000
Less unamortized deferred loan costs	(1,251)
Carrying value of Term A-4 facility	$498,749

Term Loan B	$200,000
Less unamortized deferred loan costs	(1,142)
Carrying value of Term Loan B	$198,858

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	48,052
Borrowings outstanding	581,993
Letters of credit issued	3,871
Availability	$866,084

Other Debt	$164,707

During the first three months of fiscal 2023, the U.S. dollar weakened as compared to the euro at December 31, 2022. Using the euro based debt outstanding at April 1, 2023 and comparing the closing balance sheet rate at April 1, 2023 to the balance sheet rate at December 31, 2022, the U.S. dollar debt balances of euro based debt increased by approximately $13.7 million at April 1, 2023. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at April 1, 2023 of €1.00:$1.0867 as compared to the closing balance sheet rate at December 31, 2022 of €1.00:$1.0676.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $3.725 billion comprised of (i) the Company's $525.0 million term loan B facility, (ii) the Company's $400.0 million term A-1 facility, (iii) the Company's $500.0 million term A-2 facility, (iv) the Company's $300.0 million Term A-3 facility, (v) the Company's $500.0 million Term A-4 facility and (vi) the Company's $1.5 billion five-year revolving loan facility (up to $150.0 million of which will be available for a letter of credit subfacility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving loan facility is available to be borrowed by Darling, Darling Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving loan facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

•As of April 1, 2023, the Company had availability of $866.1 million under the revolving credit facility, taking into account that the Company had $582.0 million outstanding borrowings, $48.1 million in ancillary facilities and letters of credit issued of $3.9 million.

•As of April 1, 2023, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has made no repayments. Amounts borrowed under the term A-1 facility that are repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of April 1, 2023, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $9.4 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of April 1, 2023, the Company has borrowed all $300.0 million under the terms of the term A-3 facility and has made no repayments. Amounts borrowed under the term A-3 facility that are repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of April 1, 2023, the Company has borrowed all $500.0 million under the terms of the term A-4 facility and has made no repayments. Amounts borrowed under the term A-4 facility that are repaid by the Company cannot be reborrowed. The Term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or June 30, 2023 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of April 1, 2023, the Company has borrowed all $525.0 million under the terms of the term loan B facility and repaid $325.0 million, which when repaid, cannot be reborrowed. As a result of early payments made by the

Company under the term loan B facility only one final installment of the relevant term loan B facility then outstanding is due on December 18, 2024. The term loan B facility will mature on December 18, 2024.

•The interest rate applicable to any borrowings under the revolving credit facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or CDOR for Canadian dollar borrowings plus 1.375% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.375% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and the term A-3 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.375% per annum subject to certain step-ups and step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility will equal the base rate plus 1.00% or LIBOR plus 2.00%.

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

Other debt consists of U.S., European and Brazil overdraft ancillary facilities and finance lease obligations, note arrangements in U.S., Brazil, China and European notes that are not part of the Company's Amended Credit Agreement, 6% Notes, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s April 1, 2023 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on February 27, 2023.

As of April 1, 2023, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On April 1, 2023, the Company had working capital of $803.5 million and its working capital ratio was 1.73 to 1 compared to working capital of $569.7 million and a working capital ratio of 1.53 to 1 on December 31, 2022.  As of April 1, 2023, the Company had unrestricted cash of $132.6 million and funds available under the revolving credit facility of $866.1 million, compared to unrestricted cash of $127.0 million and funds available under the revolving credit facility of $1,313.0 million at December 31, 2022. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $188.4 million for the first three months ended April 1, 2023, as compared to net cash provided by operating activities of $152.2 million for the first three months ended April 2, 2022, an increase of $36.2 million due primarily to an increase in cash from changes in operating assets and liabilities. Cash used in investing activities was $1,256.8 million for the first three months ended April 1, 2023, compared to $294.5 million for the first three months ended April 2, 2022, an increase in cash used in investing activities of $962.3 million, primarily due to an increase in payments for acquisitions and capital expenditures.  Net cash provided by financing activities was $1,172.8 million for the first three months ended April 1, 2023, compared to $180.9 million for the first three months ended April 2, 2022, an increase in net cash provided by financing activities of $991.9 million, primarily due to an increase in debt borrowings, utilized to fund the current year acquisitions in the first three months ended April 1, 2023 compared to the first three months ended April 2, 2022.

Capital expenditures of $111.3 million were made during the first three months of fiscal 2023, compared to $71.6 million in the first three months of fiscal 2022. The Company expects to incur additional capital expenditures of approximately $454 million for the remainder of fiscal 2023 including compliance and expansion projects and spending related to acquired companies. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $9.4 million and $6.1 million during the first three months ended April 1, 2023 and April 2, 2022, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during the first three months of fiscal 2023, the Company has accrued approximately $16.4 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at April 1, 2023.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self-insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.2 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first three months ended April 1, 2023 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first three months ended April 1, 2023 of approximately $0.7 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the recent turmoil in the world banking markets and the Russia-Ukraine war, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone and one has certified as endangered or yellow zone as defined by the PPA. The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of April 1, 2023, the Company has an aggregate accrued liability of approximately $3.8 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The DGD Joint Venture currently operates two renewable diesel plants, one located adjacent to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD St. Charles Plant”) and one located adjacent to Valero’s Port Arthur Refinery in Port Arthur, Texas (the “DGD Port Arthur Plant” and, together with the DGD St. Charles Plant, the “DGD Facilities”). The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets, at a total cost, including naphtha production and improved logistics capability, of approximately $1.1 billion. Additionally, in November 2022, the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a name plate capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. The DGD Port Arthur Plant was completed at a total cost of approximately $1.43 billion. The DGD Facilities have a combined renewable diesel production capacity of approximately 1.2 billion gallons per year. Furthermore, in January 2023, the DGD Joint Venture partners approved a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to sustainable aviation fuel (SAF). Work on the project is underway, with completion expected in 2025 at a total estimated cost of approximately $315 million, which is expected to be primarily funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fund the remaining project costs, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “DGD Loan Agreement”) with the DGD

Joint Venture. The DGD Lenders have committed to make loans available to the DGD Joint Venture in the total amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. The DGD Loan Agreement was set to expire on April 29, 2023; however, the parties have agreed to extend the agreement to June 30, 2023. During the fourth quarter of fiscal 2021, in September 2022 and again in December 2022, the DGD Joint Venture borrowed all $50.0 million available under the DGD Loan Agreement, including the Company's full $25.0 million commitment and paid interest to the Company for the three months ended April 1, 2023 and April 2, 2022 of approximately $0.4 million and $0.2 million, respectively. As of April 1, 2023, $25.0 million was owed to Darling Green under the DGD Loan Agreement. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement. On April 28, 2023, the DGD Joint Venture repaid all $50.0 million outstanding under the DGD Loan Agreement, including the Company's full $25.0 million commitment together with interest.

On March 30, 2021, the DGD Joint Venture entered into a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures March 30, 2024 and is non-recourse to the joint venture partners. As of April 1, 2023, the DGD Joint Venture has borrowings outstanding of $100.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St Charles Plant, and each partner has subsequently made $528.8 million in additional capital contributions to the DGD Joint Venture. As of April 1, 2023, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,055.7 million included on the consolidated balance sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2022, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Joint Venture as feedstock for renewable diesel. In 2022, DGD was Darling’s largest finished product customer in terms of net sales, with Darling recording sales of approximately $1.1 billion to DGD or 17% of total net sales.

From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities nationwide to transporting the refined fats to the DGD St. Charles Plant as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the ability of the Company's Midwest network of facilities to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. In fiscal 2022, Darling acquired both Valley Proteins and FASA, each of which supply additional feedstocks to DGD. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company includes its equity in net income of the DGD Joint Venture as operating income.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the COVID-19 outbreak and the Russia-Ukraine war and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2023 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, other than the Company's previously announced acquisition of Miropasz for approximately €110.0 million in cash, which will be financed through borrowings under the Company's Amended Credit Agreement, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture SAF project or potential investments in additional renewable diesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2024, unless further extended or shortened by the Board of Directors. During the first three months of fiscal 2023, the Company has repurchased approximately $43.8 million of its common stock in the open market. As of April 1, 2023, the Company had approximately $330.7 million remaining in its share repurchase program.

Each of the factors described above has the potential to adversely impact the Company's liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for the principal products that the Company sells are typically influenced by the demand and pricing of renewable diesel and sales prices for agricultural-based alternative ingredients, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulation (including, without limitation, China), changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company's liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $378.3 million of commodity products consisting of approximately $146.2 million of finished products, approximately $210.6 million of natural gas and diesel fuel and approximately $21.5 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at April 1, 2023.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the

Company during the remainder of fiscal 2023 and through fiscal 2027, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company's Amended Credit Agreement at April 1, 2023 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,871
Standby letters of credit (ancillary facility)	25,672
Foreign and domestic bank guarantees	23,316
Total other commercial commitments:	$52,859

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices;  changes to worldwide government policies relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), severe acute respiratory syndrome (“SARS”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of African Swine Fever in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions, a decline in margins on the products produced by the DGD Joint Venture and issues relating to the announced SAF upgrade project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; tax changes, such as the introduction of a global minimum tax; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, such as the recent turmoil in the world banking markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company's natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At April 1, 2023, the Company had corn option contracts, soybean meal forward contracts, interest rate swaps, cross currency swaps and foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn forward contracts, soybean meal forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $600.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.774% while receiving the 1-Month SOFR rate, which excludes margin. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At April 1, 2023, the aggregate fair value of these interest rate swaps was approximately $0.5 million. These amounts are included in noncurrent assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay 4.6% fixed rate while receiving a weighted average fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income (loss) associated with the interest rate differential between the U.S. dollar and a Euro denominated intercompany loan to interest expense. At April 1, 2023, the aggregate fair value of these cross currency swaps was approximately $1.4 million. These amounts are included in noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2023. As of April 1, 2023 and December 31, 2022 the aggregate fair value of these corn option contracts was approximately $1.0 million and $0.9 million, respectively. These amounts are included in current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2022 and the first quarter of fiscal 2023, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2024. As of April 1, 2023 and December 31, 2022, the aggregate fair value of these foreign exchange contracts was approximately $22.1 million and $13.8 million, respectively. As of April 1, 2023, approximately $21.0 million is included in other current assets, approximately $1.2 million is included in noncurrent assets and approximately $0.1 million is included in accrued expenses, with an offset recorded in accumulated other comprehensive loss. As of December 31, 2022, approximately $15.6 million is included in other current assets, approximately $1.0 million is included in accrued expenses and approximately $0.8 million is included in noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022 and fiscal 2023, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the third quarter of fiscal 2023. As of April 1, 2023 and December 31, 2022, the aggregate fair value of the soybean meal contracts was $0.3 million and $0.6 million, respectively. The amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of April 1, 2023, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	30,298	Euro	5,224	5.67 - 5.84	$5,963
Brazilian real	3,402,802	U.S. dollar	798,104	3.35 - 6.63	798,104
Euro	24,362	U.S. dollar	26,447	1.07 - 1.09	26,447
Euro	30,074	Polish zloty	141,500	4.67 - 4.73	32,682
Euro	14,101	Japanese yen	1,999,700	140.39 - 144.67	15,324
Euro	22,410	Chinese renminbi	165,442	7.33 - 7.41	24,353
Euro	17,042	Australian dollar	26,950	1.57 - 1.62	18,519
Euro	3,127	British pound	2,750	0.88	3,398
Euro	34	Canadian dollar	50	1.48	37
Polish zloty	2,218	U.S. dollar	509	4.36	509
Polish zloty	38,254	Euro	8,143	4.7	8,891
British pound	313	U.S. dollar	384	1.23	384
Japanese yen	275,514	U.S. dollar	2,113	129.4 - 130.88	2,113
U.S. dollar	1,069	Japanese yen	140,000	130.91	1,069
U.S. dollar	562,502	Euro	519,332	1.08 - 1.09	562,502
Australian dollar	259	Euro	160	1.62	174
Australian dollar	165	U.S. dollar	110	1.5	110
					$1,500,579

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $0.5 million and are included in other current assets and accrued expenses at April 1, 2023.

Additionally, the Company had corn forward contracts and soybean meal forward contracts that are marked to market because they did not qualify for hedge accounting at April 1, 2023. These contracts have an aggregate fair value of approximately $0.3 million and $1.1 million, respectively and are included in other current assets and accrued expenses at April 1, 2023.

As of April 1, 2023, the Company had forward purchase agreements in place for purchases of approximately $210.6 million of natural gas and diesel fuel and approximately $21.5 million of other commitments during the next five years. As of April 1, 2023, the Company had forward purchase agreements in place for purchases of approximately $146.2 million of finished product during the next five years.

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

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting other than internal controls being implemented at Group Op de Beeck, Valley Proteins and FASA.

During the first quarter of 2023, the Company acquired Gelnex. The Company is currently in the process of integrating this acquisition pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of the ongoing integration activities, and as a result, certain controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout the integration process. Due to the timing of the Gelnex Acquisition, the internal control over financial reporting of Gelnex will be excluded from management's assessment of the Company's internal control over financial reporting for fiscal 2023, as permitted under SEC regulations.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2023

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 18 (Contingencies) on pages 25 through 26 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years ending August 13, 2024 of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's common stock depending on market conditions. During the first three months of fiscal 2023, the Company repurchased approximately $43.8 million, including commissions, worth of its common stock in the open market. As of April 1, 2023, the Company had approximately $330.7 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

The following table is a summary of equity securities purchased by the Company during the first quarter of fiscal 2023.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
January 2023:
January 1, 2023 through January 28, 2023	80,154		63.03	57,431	$371,066,875
February 2023:
January 29, 2023 through February 25, 2023	248		67.56	—	371,066,875
March 2023:
February 26, 2023 through April 1, 2023	959,060		58.74	715,534	330,728,221
Total	1,039,462	(3)	60.77	772,965	$330,728,221

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
(3)    Includes 266,497 shares withheld for the exercise of options and taxes on restricted stock, restricted stock units, performance units and options. The 772,965 shares were repurchased at an average of $57.51 per share.
(4)    Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced, to repurchase up to an aggregate of $500.0 million of the Company's common stock over the period ending August 13, 2024, unless extended or shortened by the Board of Directors.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Form of Global Performance Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2023 (filed herewith).
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Brad Phillips, the Chief Financial Officer of the Company.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 1, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three months ended April 1, 2023 and April 2, 2022; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended April 1, 2023 and April 2, 2022; (iv) Consolidated Statements of Stockholders' Equity for the three months ended April 1, 2023 and April 2, 2022; (v) Consolidated Statements of Cash Flows for the three months ended April 1, 2023 and April 2, 2022; (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 9, 2023	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)