Form 10-Q
period 2023-07-01
DARLING INGREDIENTS INC.
filed 2023-08-08
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 1, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 159,491,100 shares of common stock, $0.01 par value, outstanding at August 3, 2023.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 1, 2023

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 1, 2023 and December 31, 2022
(in thousands, except share data)

	July 1, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$111,541	$127,016
Restricted cash	299	315
Accounts receivable, less allowance for bad debts of $12,912 at July 1, 2023 and $11,889 at December 31, 2022	746,638	676,573
Inventories	825,130	673,621
Prepaid expenses	116,540	85,665
Income taxes refundable	22,621	18,583
Other current assets	53,188	56,324
Total current assets	1,875,957	1,638,097
Property, plant and equipment, less accumulated depreciation of $2,219,926 at July 1, 2023 and $2,054,928 at December 31, 2022	2,774,526	2,462,082
Intangible assets, less accumulated amortization of $685,911 at July 1, 2023 and $623,101 at December 31, 2022	1,074,604	865,122
Goodwill	2,566,169	1,970,377
Investment in unconsolidated subsidiaries	2,214,312	1,926,395
Operating lease right-of-use assets	196,554	186,141
Other assets	246,032	136,268
Deferred income taxes	25,085	17,888
	$10,973,239	$9,202,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$88,085	$69,846
Accounts payable, principally trade	427,066	472,491
Income taxes payable	29,821	44,851
Current operating lease liabilities	48,381	49,232
Accrued expenses	420,196	432,023
Total current liabilities	1,013,549	1,068,443
Long-term debt, net of current portion	4,458,797	3,314,969
Long-term operating lease liabilities	149,165	141,703
Other non-current liabilities	339,270	298,933
Deferred income taxes	561,895	481,832
Total liabilities	6,522,676	5,305,880
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 174,317,233 and 173,593,099 shares issued at July 1, 2023 and December 31, 2022, respectively	1,743	1,736
Additional paid-in capital	1,680,188	1,660,084
Treasury stock, at cost; 14,827,327 and 13,623,503 shares at July 1, 2023 and December 31, 2022, respectively	(624,852)	(554,451)
Accumulated other comprehensive loss	(212,561)	(383,874)
Retained earnings	3,523,712	3,085,528
Total Darling's stockholders’ equity	4,368,230	3,809,023
Noncontrolling interests	82,333	87,467
Total stockholders' equity	4,450,563	3,896,490
	$10,973,239	$9,202,370
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended July 1, 2023 and July 2, 2022
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,757,621	$1,650,188	$3,548,793	$3,016,522
Costs and expenses:
Cost of sales and operating expenses	1,359,702	1,231,507	2,726,675	2,252,084
Loss/(gain) on sale of assets	259	(1,055)	(68)	(1,444)
Selling, general and administrative expenses	136,751	107,776	272,217	209,808
Restructuring and asset impairment charges	896	8,557	5,420	8,557
Acquisition and integration costs	1,706	5,358	8,728	9,131
Change in fair value of contingent consideration	(7,499)	—	(7,499)	—
Depreciation and amortization	122,086	93,113	238,092	172,359
Total costs and expenses	1,613,901	1,445,256	3,243,565	2,650,495
Equity in net income of Diamond Green Diesel	212,964	73,680	307,301	145,484
Operating income	356,684	278,612	612,529	511,511

Other expense:
Interest expense	(70,193)	(24,008)	(120,492)	(39,611)
Foreign currency gain/(loss)	2,490	(4,412)	7,494	(5,512)
Other income/(expense), net	5,079	(302)	11,238	(1,044)
Total other expense	(62,624)	(28,722)	(101,760)	(46,167)

Equity in net income of other unconsolidated subsidiaries	1,849	2,272	1,969	3,632
Income before income taxes	295,909	252,162	512,738	468,976

Income tax expense	40,712	47,333	67,686	73,416

Net income	255,197	204,829	445,052	395,560

Net income attributable to noncontrolling interests	(2,814)	(2,833)	(6,868)	(5,511)

Net income attributable to Darling	$252,383	$201,996	$438,184	$390,049

Basic income per share	$1.58	$1.25	$2.74	$2.41
Diluted income per share	$1.55	$1.23	$2.69	$2.37

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months ended July 1, 2023 and July 2, 2022
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$255,197	$204,829	$445,052	$395,560
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	82,592	(93,855)	138,809	(90,473)
Pension adjustments	327	428	654	857
Commodities derivative adjustments	(17,662)	24,462	3,462	2,404
Interest rate swap adjustments	9,606	—	10,326	—
Foreign exchange derivative adjustments	9,271	(20,719)	14,891	8,716
Total other comprehensive income/(loss), net of tax	84,134	(89,684)	168,142	(78,496)
Total comprehensive income	$339,331	$115,145	$613,194	$317,064
Comprehensive income attributable to noncontrolling interests	301	2,687	3,697	6,232
Comprehensive income attributable to Darling	$339,030	$112,458	$609,497	$310,832

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended July 1, 2023 and July 2, 2022
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 31, 2022	159,969,596	$1,736	$1,660,084	$(554,451)	$(383,874)	$3,085,528	$3,809,023	$87,467	$3,896,490
Net income	—	—	—	—	—	185,801	185,801	4,054	189,855
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(3,441)	(3,441)
Addition to noncontrolling interests	—	—	—	—	—	—	—	1,643	1,643
Pension adjustments, net of tax	—	—	—	—	327	—	327	—	327
Commodities derivative adjustments, net of tax	—	—	—	—	21,124	—	21,124	—	21,124
Interest rate swap adjustments, net of tax	—	—	—	—	720	—	720	—	720
Foreign exchange derivative adjustments, net of tax	—	—	—	—	5,620	—	5,620	—	5,620
Foreign currency translation adjustments	—	—	—	—	56,875	—	56,875	(658)	56,217
Issuance of non-vested stock	—	—	47	—	—	—	47	—	47
Stock-based compensation	—	—	11,806	—	—	—	11,806	—	11,806
Treasury stock	(1,039,462)	—	—	(60,510)	—	—	(60,510)	—	(60,510)
Issuance of common stock	633,972	6	1,695	—	—	—	1,701	—	1,701
Balances at April 1, 2023	159,564,106	$1,742	$1,673,632	$(614,961)	$(299,208)	$3,271,329	$4,032,534	$89,065	$4,121,599
Net income	—	—	—	—	—	252,383	252,383	2,814	255,197
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(9,036)	(9,036)
Addition to noncontrolling interests	—	—	—	—	—	—	—	2,003	2,003
Pension adjustments, net of tax	—	—	—	—	327	—	327	—	327
Commodities derivative adjustments, net of tax	—	—	—	—	(17,662)	—	(17,662)	—	(17,662)
Interest rate swap adjustments, net of tax	—	—	—	—	9,606	—	9,606	—	9,606
Foreign exchange derivative adjustments, net of tax	—	—	—	—	9,271	—	9,271	—	9,271
Foreign currency translation adjustments	—	—	—	—	85,105	—	85,105	(2,513)	82,592
Issuance of non-vested stock	—	—	46	—	—	—	46	—	46
Stock-based compensation	—	—	6,186	—	—	—	6,186	—	6,186
Treasury stock	(164,362)	—	—	(9,891)	—	—	(9,891)	—	(9,891)
Issuance of common stock	90,162	1	324	—	—	—	325	—	325
Balances at July 1, 2023	159,489,906	$1,743	$1,680,188	$(624,852)	$(212,561)	$3,523,712	$4,368,230	$82,333	$4,450,563
The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended July 1, 2023 and July 2, 2022
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 1, 2022	160,792,004	$1,717	$1,627,816	$(374,721)	$(321,690)	$2,347,838	$3,280,960	$66,825	$3,347,785
Net income	—	—	—	—	—	188,053	188,053	2,678	190,731
Pension adjustments, net of tax	—	—	—	—	429	—	429	—	429
Commodities derivative adjustments, net of tax	—	—	—	—	(22,058)	—	(22,058)	—	(22,058)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	29,435	—	29,435	—	29,435
Foreign currency translation adjustments	—	—	—	—	2,515	—	2,515	867	3,382
Issuance of non-vested stock	5,000	—	18	—	—	—	18	—	18
Stock-based compensation	—	—	6,305	—	—	—	6,305	—	6,305
Treasury stock	(938,113)	—	—	(64,185)	—	—	(64,185)	—	(64,185)
Issuance of common stock	1,644,866	17	3,791	—	—	—	3,808	—	3,808
Balances at April 2, 2022	161,503,757	$1,734	$1,637,930	$(438,906)	$(311,369)	$2,535,891	$3,425,280	$70,370	$3,495,650
Net income	—	—	—	—	—	201,996	201,996	2,833	204,829
Pension adjustments, net of tax	—	—	—	—	428	—	428	—	428
Commodities derivative adjustments, net of tax	—	—	—	—	24,462	—	24,462	—	24,462
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(20,719)	—	(20,719)	—	(20,719)
Foreign currency translation adjustments	—	—	—	—	(93,709)	—	(93,709)	(146)	(93,855)
Issuance of non-vested stock	—	—	30	—	—	—	30	—	30
Stock-based compensation	—	—	7,016	—	—	—	7,016	—	7,016
Treasury stock	(751,432)	—	—	(52,811)	—	—	(52,811)	—	(52,811)
Issuance of common stock	108,586	1	1,492	—	—	—	1,493	—	1,493
Balances at July 2, 2022	160,860,911	$1,735	$1,646,468	$(491,717)	$(400,907)	$2,737,887	$3,493,466	$73,057	$3,566,523

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 1, 2023 and July 2, 2022
(in thousands)
(unaudited)

	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net Income	$445,052	$395,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,092	172,359
Gain on sale of assets	(68)	(1,444)
Asset impairment	—	8,557
Change in fair value of contingent consideration	(7,499)	—
Gain on insurance proceeds from insurance settlements	(13,836)	—
Deferred taxes	34,202	35,674
Increase/(decrease) in long-term pension liability	480	(547)
Stock-based compensation expense	18,085	13,369
Deferred loan cost amortization	3,138	2,207
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(309,270)	(149,116)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	103,794	1,631
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	24,397	(47,046)
Income taxes refundable/payable	(24,551)	(28,834)
Inventories and prepaid expenses	(22,301)	(95,199)
Accounts payable and accrued expenses	(94,080)	72,351
Other	10,065	(18,487)
Net cash provided by operating activities	405,700	361,035
Cash flows from investing activities:
Capital expenditures	(234,307)	(151,478)
Acquisitions, net of cash acquired	(1,079,083)	(1,235,537)
Investment in Diamond Green Diesel	(75,000)	(239,750)
Investment in other unconsolidated subsidiaries	(27)	—
Loan repayment from Diamond Green Diesel	25,000	—
Gross proceeds from disposal of property, plant and equipment and other assets	2,733	2,161
Proceeds from insurance settlement	13,836	—
Payments related to routes and other intangibles	(1,517)	(179)
Net cash used in investing activities	(1,348,365)	(1,624,783)
Cash flows from financing activities:
Proceeds from long-term debt	807,956	1,663,612
Payments on long-term debt	(83,616)	(23,600)
Borrowings from revolving credit facility	1,415,916	777,902
Payments on revolving credit facility	(1,063,516)	(937,921)
Net cash overdraft financing	16,673	12
Deferred loan costs	(9)	(10,707)
Repurchase of common stock	(52,941)	(65,887)
Minimum withholding taxes paid on stock awards	(15,558)	(45,836)
Distributions to noncontrolling interests	(4,824)	—
Net cash provided by financing activities	1,020,081	1,357,575
Effect of exchange rate changes on cash	16,535	(16,059)
Net increase in cash, cash equivalents and restricted cash	93,951	77,768
Cash, cash equivalents and restricted cash at beginning of period	150,168	69,072
Cash, cash equivalents and restricted cash at end of period	$244,119	$146,840

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
July 1, 2023
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and six month periods ended July 1, 2023 and July 2, 2022, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2022.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of July 1, 2023, and include the 13 and 26 weeks ended July 1, 2023, and the 13 and 26 weeks ended July 2, 2022.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of July 1, 2023 and December 31, 2022, primarily represented amounts set aside as collateral for foreign construction projects and U.S. environmental claims and were insignificant to the Company. Restricted cash included in other long term assets on the Consolidated Balance Sheet as of July 1, 2023 and December 31, 2022, primarily represents acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company's name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	July 1, 2023	December 31, 2022
Cash and cash equivalents	$111,541	$127,016
Restricted cash	299	315
Restricted cash included in other long-term assets	132,279	22,837
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$244,119	$150,168

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended July 1, 2023 and July 2, 2022, the Company sold approximately $130.6 million and $145.0 million of its trade receivables and incurred approximately $1.7 million and $0.7 million in fees, respectively, which are recorded as interest expense. For the six months ended July 1, 2023 and July 2, 2022, the Company sold approximately $292.0 million and $271.3 million of its trade receivables and incurred approximately $3.7 million and $1.1 million in fees, which are recorded as interest expense.

(e)    Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue in accrued expenses and recognized when control of the promised finished product is transferred to the Company's customer.  See Note 20 (Revenue) to the Company's Consolidated Financial Statements included herein.

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

As a result of the Russia-Ukraine war and the current inflationary environment, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the six months ended July 1, 2023, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the Russia-Ukraine war or inflation.

(g)    Out-of-Period Correction

During the quarter ended July 1, 2023, the Company determined the fair value of the contingent consideration liability recorded related to the FASA Group of approximately R$867.5 million (approximately $168.1 million USD at the exchange rate in effect on the closing date of the acquisition) was overstated in the initial purchase price allocation. The error was the result of the use of an incorrect fair value model under the income approach to determine fair value of the contingent consideration liability upon acquisition. Utilizing assistance from external valuation experts and the use of a monte-carlo simulation, the Company determined during the quarter ended July 1, 2023 the acquisition date fair value of the contingent payment was R$428.2 million (approximately $83.0 million USD at the exchange rate in effect on the closing date of the acquisition) representing the probability weighted present value of the expected payment to be made under the agreement using the income approach. This resulted in an overstatement of the fair value of the contingent consideration liability of approximately $85.1 million on the acquisition date.

The Company assessed the impact of this error and concluded that it was not material to the financial statements previously issued for any interim or annual period and the correction of the error during the quarter ended July 1, 2023 is not material to the second quarter 2023 financial statements and is not expected to be material to the annual financial statements for fiscal 2023. The correction of the fair value of the contingent consideration liability at the acquisition date was recorded as an immaterial out-of-period correction during the quarter ended July 1, 2023 with the offset to the balance sheet recorded as a reduction to goodwill of approximately $85.1 million, which is included in the Feed Ingredients segment.

(h)    Reclassifications

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		July 1, 2023			July 2, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$252,383	159,810	$1.58	$201,996	161,632	$1.25
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,308			3,781
Less: Pro forma treasury shares		(748)			(668)
Diluted:
Net income attributable to Darling	$252,383	162,370	$1.55	$201,996	164,745	$1.23

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		July 1, 2023			July 2, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$438,184	159,978	$2.74	$390,049	161,514	$2.41
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,363			3,879
Less: Pro forma treasury shares		(748)			(720)
Diluted:
Net income attributable to Darling	$438,184	162,593	$2.69	$390,049	164,673	$2.37

For the three months ended July 1, 2023 and July 2, 2022, respectively, no outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the three months ended July 1, 2023 and July 2, 2022, respectively, 478,289 and 249,564 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended July 1, 2023 and July 2, 2022, respectively, no outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the six months ended July 1, 2023 and July 2, 2022, respectively, 450,248 and 248,051 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	June 30, 2023	December 31, 2022
Assets:
Total current assets	$1,623,715	$1,304,805
Property, plant and equipment, net	3,828,093	3,866,854
Other assets	88,305	61,665
Total assets	$5,540,113	$5,233,324
Liabilities and members' equity:
Total current portion of long term debt	$102,935	$217,066
Total other current liabilities	378,589	515,023
Total long term debt	760,700	774,783
Total other long term liabilities	16,568	17,249
Total members' equity	4,281,321	3,709,203
Total liabilities and members' equity	$5,540,113	$5,233,324

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Operating revenues	$2,246,111	$1,455,886	$3,926,161	$2,436,578
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	1,751,315	1,274,665	3,172,719	2,082,237
Depreciation, amortization and accretion expense	58,315	31,317	116,922	57,809
Total costs and expenses	1,809,630	1,305,982	3,289,641	2,140,046
Operating income	436,481	149,904	636,520	296,532
Other income	2,121	722	4,162	711
Interest and debt expense, net	(12,674)	(3,266)	(26,080)	(6,275)
Net income	$425,928	$147,360	$614,602	$290,968

As of July 1, 2023, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,144.0 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $213.0 million and $73.7 million for the three months ended July 1, 2023 and July 2, 2022, respectively. The Company has recorded equity in net income from the DGD Joint Venture of approximately $307.3 million and $145.5 million for the six months ended July 1, 2023 and July 2, 2022, respectively. In December 2019, the blender tax credits were extended for calendar years 2020, 2021 and 2022. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blender tax credits were extended as is until December 31, 2024. After 2024, the Clean Fuels Production Credit (the “CFPC”) becomes effective from 2025 through 2027. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. In contrast to the blenders tax credits, the CFPC requires that production must take place in the United States. For the three months ended June 30, 2023 and June 30, 2022, the DGD Joint Venture recorded approximately $387.5 million and $198.4 million of blenders tax credits, respectively. For the six months ended June 30, 2023 and June 30, 2022, the DGD Joint Venture recorded approximately $633.5 million and $354.2 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the six months ended July 1, 2023 and July 2, 2022, respectively, the Company made $75.0 million and $239.75 million capital contributions to the DGD Joint Venture. In the six months ended July 1, 2023 and July 2, 2022, the Company received $101.4 million and zero dividend distributions from the DGD Joint Venture, respectively. As of July 1, 2023, the DGD Joint Venture has borrowings outstanding of $50.0 million under their unsecured revolving credit facility. On July 18, 2023, the Company received approximately $62.2 million as a dividend distribution from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

Gelnex

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

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in the Gelnex Acquisition as of March 31, 2023 (in thousands) inclusive of all measurement period adjustments recorded:

Accounts receivable	$81,000
Inventories	141,066
Other current assets	3,502
Property, plant and equipment	127,769
Identifiable intangible assets	283,951
Goodwill	630,669
Operating lease right-of-use assets	134
Other assets	2,703
Deferred tax asset	857
Accounts payable	(15,059)
Current operating lease liabilities	(26)
Current portion of long-term debt	(44,692)
Accrued expenses	(18,888)
Long-term debt, net of current portion	(1,407)
Long-term operating lease liabilities	(123)
Deferred tax liability	(8,310)
Other noncurrent liabilities	(19)
Purchase price, net of cash acquired	$1,183,127
Less hold-back	104,145
Cash paid for acquisition, net of cash acquired	$1,078,982

As the Gelnex Acquisition occurred on the last business day of the first quarter, and the Company preliminarily allocated the purchase price of the acquisition to the assets acquired and liabilities assumed based on their estimated fair values on a provisional basis using methods based on historical experience, with the excess of the purchase price over the aggregate provisional fair values recorded as goodwill.

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

The $630.7 million of goodwill from the Gelnex Acquisition, which is expected to strengthen the Company's gelatin business and expand its ability to service increased demand of its collagen customer base, is assigned to the Food Ingredients segment. Of the preliminary goodwill booked in the Gelnex Acquisition approximately $506.4 million is expected to be deductible for tax purposes. The identifiable intangibles of $284.0 million have preliminarily been recorded as other intangible assets. Due to the fact that the Company is in the process of conducting a valuation of all the assets acquired, certain other disclosures regarding the type and weighted average life of intangibles is not known at this time and will be updated when the information becomes available.

The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill, which may be significant. If new information is obtained about facts and circumstances that existed at the acquisition date, the Company will adjust its measurement of provisional amounts recorded, thus the final determination of the values presented in the above table of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented with a corresponding adjustment to goodwill. During the second quarter ended July 1, 2023 immaterial amounts have been adjusted to goodwill.

The amount of net sales and net income (loss) from the Gelnex Acquisition included in the Company's consolidated statement of operations for both the three and six months ended July 1, 2023 were $91.2 million and $(19.1) million, respectively. The Company incurred acquisition costs related to the Gelnex Acquisition for the three and six months ended July 1, 2023 of approximately $0.1 million and $5.9 million, respectively.

FASA Group

On August 1, 2022, the Company acquired all of the shares of the FASA Group, the largest independent rendering company in Brazil, pursuant to a stock purchase agreement dated May 5, 2022 (the “FASA Acquisition”). The FASA Group, with its 14 rendering plants and an additional two plants under construction at the time of acquisition, will supplement the Company's global supply of waste fats, making it a leader in the supply of low-carbon waste fats and oils.

The Company initially paid approximately R$2.9 billion Brazilian real in cash (approximately $562.6 million USD at the exchange rate in effect on the closing date of the acquisition) for all the shares of the FASA Group, subject to certain post closing adjustments and a contingent payment based on future earnings growth in accordance with the terms set forth in the stock purchase agreement. Under the stock purchase agreement, such contingent payment could range from R$0 to a maximum of R$1.0 billion if future earnings growth reaches certain levels over a three-year period. The Company completed an initial analysis as of the acquisition date for this contingency and recorded a liability of approximately R$867.5 million (approximately $168.1 million USD at the exchange rate in effect on the closing date of the acquisition) representing the present value of the maximum contingency under the income approach.

As disclosed in Note 2(g), as a result of the immaterial out-of-period correction identified during the quarter ended July 1, 2023, utilizing assistance from external valuation experts and the use of a Monte Carlo model, the Company determined the acquisition date fair value of the contingent consideration was R$428.2 million (approximately $83.0 million USD at the exchange rate in effect on the closing date of the acquisition) representing the probability weighted present value of the expected payment to be made under the agreement using the income approach, resulting in an overstatement of the fair value of the contingent consideration liability of approximately $85.1 million. The immaterial out-of-period correction reduced the acquisition date fair value of contingent consideration liability and goodwill associated with the FASA Acquisition by approximately $85.1 million during the quarter ended July 1, 2023. The Company will analyze the contingent consideration liability using a Monte Carlo model each quarter and any change in fair value will be recorded through operating income as changes in fair value of contingent consideration including the accretion of the change in the long-term liability.

The hold-back and contingent consideration amounts represent a noncash investing activity during the period of acquisition. The Company initially financed the FASA Acquisition by borrowing approximately $515.0 million of revolver borrowings under the Company's Amended Credit Agreement, with the remainder coming from cash on hand. During the fourth quarter of fiscal 2022, the Company made immaterial working capital adjustments and made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $7.1 million with an offset to goodwill. The Company obtained new information about facts and circumstances that existed at the acquisition date during the first and second quarter of 2023 that resulted in measurement period adjustments to increase property, plant and equipment by approximately $81.5 million, decrease intangible assets by approximately $41.7 million, decrease goodwill by approximately $21.5 million, increase deferred tax liabilities by approximately $16.0 million and increase other assets and liabilities by approximately $2.3 million, with the net impact of the adjustments to the consolidated statement of operations being immaterial.

The following table summarizes the final fair value of the assets acquired and the liabilities assumed in the FASA Acquisition as of August 1, 2022 at the exchange rate of R$5.16:USD$1.00 (in thousands), as adjusted for the immaterial out of period correction disclosed in Note 2(g) and inclusive of all measurement adjustments recorded:

Accounts receivable	$76,640
Inventories	43,058
Other current assets	33,327
Property, plant and equipment	224,384
Identifiable intangible assets	119,477
Goodwill (1)	301,937
Operating lease right-of-use assets	583
Other assets	62,388
Deferred tax asset	2,315
Accounts payable	(15,920)
Current portion of long-term debt	(18,680)
Accrued expenses	(38,708)
Long-term debt, net of current portion	(41,926)
Long-term operating lease liabilities	(583)
Deferred tax liability	(95,653)
Other noncurrent liabilities	(503)
Non-controlling interests	(21,704)
Purchase price, net of cash acquired	$630,432
Less hold-back	21,705
Less contingent consideration (1)	82,984
Cash paid for acquisition, net of cash acquired	$525,743

(1)     As disclosed in Note 2(g), the immaterial out-of-period correction made during the quarter ended July 1, 2023 resulted in a reduction of goodwill and contingent consideration liability recorded associated with the FASA Acquisition of approximately $85.1 million.

The $301.9 million of goodwill from the FASA Acquisition, which is expected to strengthen the Company's base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment and is nondeductible for tax purposes. The identifiable intangible assets include $108.5 million in routes with a life of 12 years and $10.9 million in trade name with a life of 5 years for a total weighted average life of approximately 11.4 years.

The amount of net sales and net income (loss) from the FASA Acquisition included in the Company's consolidated statement of operations for the three and six months ended July 1, 2023 were $90.3 million and $183.8 million and $(2.7) million and $1.8 million, respectively.

Valley Proteins

On May 2, 2022, the Company acquired all of the shares of Valley Proteins, pursuant to a stock purchase agreement dated December 28, 2021 (the “Valley Acquisition”). The Valley Acquisition includes a network of 18 major rendering plants and used cooking oil facilities throughout the southern, southeast and mid-Atlantic regions of the U.S. The Company initially paid approximately $1.177 billion in cash for the Valley Acquisition, subject to various post-closing adjustments in accordance with the stock purchase agreement. During the third quarter of fiscal 2022, the Company made immaterial working capital adjustments and made a cash payment for a working capital purchase price adjustment per the stock purchase agreement of approximately $6.0 million with an offset to goodwill. The initial purchase price was financed by borrowing all of the Company's term A-1 facility of $400.0 million and term A-2 facility of $500.0 million, with the remainder coming through revolver borrowings under the Company's Amended Credit Agreement.

The following table summarizes the final fair value of the assets acquired and the liabilities assumed in the Valley Acquisition as of May 2, 2022 (in thousands) inclusive of all measurement period adjustments recorded:

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

The amount of net sales and net income from the Valley Acquisition included in the Company's consolidated statement of operations for the three and six months ended July 1, 2023 were $199.9 million and $426.3 million and $4.1 million and $3.6 million, respectively.

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

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,757,621	$1,927,083	$3,647,060	$3,705,923
Net income	255,197	200,668	448,019	371,706

The Company notes that pro forma results of operations for the additional acquisitions discussed below have not been presented because the effect of each acquisition individually or in the aggregate is not deemed material to net sales, total assets and net income of the Company for any period presented.

On February 25, 2022, a wholly-owned international subsidiary of the Company acquired all of the shares of Group Op de Beeck, a Belgium digester, organic and industrial waste processing company, that is now included in our Fuel Ingredients segment, for an initially estimated purchase price of approximately $91.7 million, plus or minus various closing adjustments in accordance with the stock purchase agreement. Initially, the Company paid approximately $71.3 million in cash consideration. In the second quarter of fiscal 2022, the Company paid an additional $4.2 million for purchase price adjustments related to working capital and estimated future construction costs for a total purchase price of approximately $75.5 million. The Company recorded assets and liabilities consisting of property, plant and equipment of approximately $28.1 million, intangible assets of approximately $27.2 million, goodwill of approximately $29.6 million and other net liabilities of approximately $9.4 million including working capital and net debt.

Additionally, the Company completed other immaterial acquisitions in the first six months of fiscal 2023 and 2022.

On November 2, 2022, the Company announced that we entered into a definitive agreement to purchase Polish rendering company, Miropasz Group for approximately €110.0 million, subject to post-closing adjustments. The transaction is subject to customary approvals, including the receipt of regulatory approval and is anticipated to close in the third quarter of 2023.

The Company incurred acquisition costs and integration costs of approximately $1.7 million and $5.4 million for the three months ended July 1, 2023 and July 2, 2022, respectively. The Company incurred acquisition and integration costs of approximately $8.7 million and $9.1 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	July 1, 2023	December 31, 2022
Finished product	$480,025	$384,289
Work in process	138,034	100,790
Raw material	68,387	69,164
Supplies and other	138,684	119,378
	$825,130	$673,621

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	July 1, 2023	December 31, 2022
Indefinite Lived Intangible Assets:
Trade names	$52,203	$51,639
	52,203	51,639
Finite Lived Intangible Assets:
Routes	753,442	781,286
Permits	560,416	557,083
Non-compete agreements	695	695
Trade names	77,400	76,549
Royalty, consulting, land use rights and leasehold	20,382	20,971
Other intangible assets	295,977	—
	1,708,312	1,436,584
Accumulated Amortization:
Routes	(221,628)	(196,108)
Permits	(389,854)	(368,005)
Non-compete agreements	(617)	(563)
Trade names	(57,999)	(53,486)
Royalty, consulting, land use rights and leasehold	(5,242)	(4,939)
Other intangible assets	(10,571)	—
	(685,911)	(623,101)
Total Intangible assets, less accumulated amortization	$1,074,604	$865,122

Gross intangible assets changed due to net acquisition activity in the first six months of fiscal 2023 by approximately $245.0 million and the remaining change is due to foreign currency translation and retirements. Other intangibles represent the preliminary amounts recorded in the Gelnex Acquisition. Amortization expense for the three months ended July 1, 2023 and July 2, 2022, was approximately $33.3 million and $21.0 million, respectively, and for the six months ended July 1, 2023 and July 2, 2022 was approximately $59.5 million and $37.5 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 31, 2022
Goodwill	$1,556,855	$320,807	$143,379	$2,021,041
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,540,941	317,637	111,799	1,970,377
Goodwill acquired during year	3,247	626,202	—	629,449
Measurement period adjustments	(21,271)	4,467	(66)	(16,870)
Out-of-period correction (1)	(85,144)	—	—	(85,144)
Foreign currency translation	34,190	31,628	2,539	68,357
Balance at July 1, 2023
Goodwill	1,487,877	983,104	145,852	2,616,833
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,471,963	$979,934	$114,272	$2,566,169

(1)    As disclosed in Note 2(g), the immaterial out-of-period correction made during the quarter ended July 1, 2023 resulted in a reduction of goodwill recorded associated with the FASA Acquisition of approximately $85.1 million, which is included in the Feed Ingredients segment.

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 1, 2023	December 31, 2022
Compensation and benefits	$134,677	$145,048
Accrued operating expenses	101,476	97,128
Other accrued expense	184,043	189,847
	$420,196	$432,023

(9)    Debt

Debt consists of the following (in thousands):

	July 1, 2023	December 31, 2022
Amended Credit Agreement:
Revolving Credit Facility ($212.9 million and $32.0 million denominated in € at July 1, 2023 and December 31, 2022, respectively)	$491,921	$135,028

Term A-1 facility	400,000	400,000
Less unamortized deferred loan costs	(635)	(722)
Carrying value Term A-1 facility	399,365	399,278

Term A-2 facility	487,500	493,750
Less unamortized deferred loan costs	(902)	(1,034)
Carrying value Term A-2 facility	486,598	492,716

Term A-3 facility	300,000	—
Less unamortized deferred loan costs	(964)	—
Carrying value Term A-3 facility	299,036	—

Term A-4 facility	496,875	—
Less unamortized deferred loan costs	(1,168)	—
Carrying value Term A-4 facility	495,707	—

Term Loan B	200,000	200,000
Less unamortized deferred loan costs	(981)	(1,302)
Carrying value Term Loan B	199,019	198,698

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premium	(6,841)	(7,228)
Carrying value 6% Senior Notes due 2030	993,159	992,772

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(3,694)	(4,127)
Carrying value 5.25% Senior Notes due 2027	496,306	495,873

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	562,329	549,814
Less unamortized deferred loan costs - Denominated in euro	(3,274)	(3,728)
Carrying value 3.625% Senior Notes due 2026	559,055	546,086

Other Notes and Obligations	126,716	124,364
	4,546,882	3,384,815
Less Current Maturities	88,085	69,846
	$4,458,797	$3,314,969

As of July 1, 2023, the Company had outstanding debt under the revolving credit facility denominated in euros of €195.0 million and outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of

€515.0 million. In addition, at July 1, 2023, the Company had finance lease obligations denominated in euros of approximately €7.8 million.

As of July 1, 2023, the Company had other notes and obligations of $126.7 million that consist of various overdraft facilities of approximately $41.3 million, Brazilian notes of approximately $48.5 million, a China working capital line of credit of approximately $5.1 million and other debt of approximately $31.8 million, including U.S. finance lease obligations of approximately $4.2 million.

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

As of July 1, 2023, the Company had (i) $44.0 million outstanding under the revolving credit facility at base rate plus a margin of 0.375% per annum for a total of 8.625% per annum, (ii) $235.0 million outstanding under the revolver at SOFR plus a margin of 1.375% per annum for a total of 6.5775% per annum, (iii) $400.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.50% per annum for a total of 6.7025% per annum, (iv) $487.5 million outstanding under the term A-2 facility at SOFR plus a margin of 1.375% per annum for a total of 6.5775% per annum, (v) $300.0 million outstanding under the term A-3 facility at SOFR plus a margin 1.50% per annum for a total of 6.7025% per annum, (vi) $496.9 million outstanding under the term A-4 facility at SOFR plus a margin 1.375% per annum for a total of 6.5775% per annum, (vii) $200.0 million outstanding under the term B facility at LIBOR plus a margin of 2.00% per annum for a total of 7.15% per annum and (viii) €195.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.375% per annum for a total of 4.7630% per annum. As of July 1, 2023, the Company had revolving credit facility availability of $956.0 million, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $48.3 million and letters of credit issued of $3.9 million. The Company also had foreign bank guarantees of approximately $13.0 million and U.S. bank guarantees of approximately $10.9 million that are not part of the Company's Amended Credit Agreement at July 1, 2023.

As of July 1, 2023, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(10)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	July 1, 2023	December 31, 2022
Accrued pension liability	$22,656	$22,538
Reserve for self-insurance, litigation, environmental and tax matters	87,915	76,685
Long-term acquisition hold-backs	134,969	26,113
Long-term contingent consideration (1)	87,329	169,903
Other	6,401	3,694
	$339,270	$298,933

(1)    As disclosed in Note 2(g), the immaterial out-of-period correction made during the quarter ended July 1, 2023 resulted in a reduction of goodwill recorded associated with the FASA Acquisition of approximately $85.1 million.

(11)    Income Taxes

The Company has provided income taxes for the three and six month periods ended July 1, 2023 and July 2, 2022, based on its estimate of the effective tax rate for the entire 2023 and 2022 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of July 1, 2023 and July 2, 2022, the Company had $19.1 million and $12.1 million, respectively of gross unrecognized tax benefits and $1.3 million and $1.2 million, respectively of related accrued interest and penalties. The Company's gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

On August 16, 2022, the U.S. government enacted the IR Act that includes tax incentives for energy and climate initiatives, among other provisions. The blender tax credits, which are refundable excise tax credits, have been extended two years through December 31, 2024. After 2024, the CFPC, a transferable income tax credit, becomes effective from 2025 through 2027. We are assessing these tax incentives, which could materially change our pre-tax or after-tax amounts and impact our tax rate in future years. We will continue to evaluate the applicability and effect of the IR Act as more guidance is issued.

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

(12)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and six months ended July 1, 2023 and July 2, 2022 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$—	$6	$—	$(2)	$—	$4
Amortization of actuarial loss	434	570	(107)	(146)	327	424
Total defined benefit pension plans	434	576	(107)	(148)	327	428
Soybean meal option derivatives
Reclassified to earnings	(166)	124	42	(31)	(124)	93
Activity recognized in other comprehensive income/(loss)	(163)	(144)	41	37	(122)	(107)
Total soybean meal option derivatives	(329)	(20)	83	6	(246)	(14)
Corn option derivatives
Reclassified to earnings	(653)	7,238	165	(1,839)	(488)	5,399
Activity recognized in other comprehensive income/(loss)	597	726	(150)	(184)	447	542
Total corn option derivatives	(56)	7,964	15	(2,023)	(41)	5,941
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	(23,292)	24,847	5,917	(6,312)	(17,375)	18,535
Total heating oil derivatives	(23,292)	24,847	5,917	(6,312)	(17,375)	18,535
Interest swap derivatives
Reclassified to earnings	(990)	—	251	—	(739)	—
Activity recognized in other comprehensive income/(loss)	13,867	—	(3,522)	—	10,345	—
Total interest swap derivatives	12,877	—	(3,271)	—	9,606	—
Foreign exchange derivatives
Reclassified to earnings	(7,459)	(6,280)	2,539	2,055	(4,920)	(4,225)
Activity recognized in other comprehensive income/(loss)	21,515	(25,091)	(7,324)	8,597	14,191	(16,494)
Total foreign exchange derivatives	14,056	(31,371)	(4,785)	10,652	9,271	(20,719)

Foreign currency translation	82,696	(95,562)	(104)	1,707	82,592	(93,855)

Other comprehensive income/(loss)	$86,386	$(93,566)	$(2,252)	$3,882	$84,134	$(89,684)

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$—	$11	$—	$(3)	$—	$8
Amortization of actuarial loss	868	1,140	(214)	(291)	654	849
Total defined benefit pension plans	868	1,151	(214)	(294)	654	857
Soybean meal option derivatives
Reclassified to earnings	(504)	(317)	128	81	(376)	(236)
Activity recognized in other comprehensive income/(loss)	(87)	(24)	22	6	(65)	(18)
Total soybean meal option derivatives	(591)	(341)	150	87	(441)	(254)
Corn option derivatives
Reclassified to earnings	(1,537)	11,345	390	(2,882)	(1,147)	8,463
Activity recognized in other comprehensive income/(loss)	1,627	(10,159)	(412)	2,581	1,215	(7,578)
Total corn option derivatives	90	1,186	(22)	(301)	68	885
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	5,140	2,377	(1,305)	(604)	3,835	1,773
Total heating oil derivatives	5,140	2,377	(1,305)	(604)	3,835	1,773
Interest swap derivatives
Reclassified to earnings	866	—	(220)	—	646	—
Activity recognized in other comprehensive income/(loss)	12,976	—	(3,296)	—	9,680	—
Total interest swap derivatives	13,842	—	(3,516)	—	10,326	—
Foreign exchange derivatives
Reclassified to earnings	(12,273)	(7,351)	4,176	2,415	(8,097)	(4,936)
Activity recognized in other comprehensive income/(loss)	34,844	20,331	(11,856)	(6,679)	22,988	13,652
Total foreign exchange derivatives	22,571	12,980	(7,680)	(4,264)	14,891	8,716

Foreign currency translation	139,555	(92,901)	(746)	2,428	138,809	(90,473)

Other comprehensive income/(loss)	$181,475	$(75,548)	$(13,333)	$(2,948)	$168,142	$(78,496)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three and six months ended July 1, 2023 and July 2, 2022 as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$166	$(124)	$504	$317	Net sales
Foreign exchange contracts	7,459	6,280	12,273	7,351	Net sales
Corn option derivatives	653	(7,238)	1,537	(11,345)	Cost of sales and operating expenses
Interest swaps	990	—	(866)	—	Foreign currency Gain/(loss) and interest expense
	9,268	(1,082)	13,448	(3,677)	Total before tax
	(2,997)	(185)	(4,474)	386	Income taxes
	6,271	(1,267)	8,974	(3,291)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$—	$(6)	$—	$(11)	(a)
Amortization of actuarial loss	(434)	(570)	(868)	(1,140)	(a)
	(434)	(576)	(868)	(1,151)	Total before tax
	107	148	214	294	Income taxes
	(327)	(428)	(654)	(857)	Net of tax
Total reclassifications	$5,944	$(1,695)	$8,320	$(4,148)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of July 1, 2023 as follows (in thousands):

	Six Months Ended July 1, 2023
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss December 31, 2022, attributable to Darling, net of tax	$(374,368)	$7,176	$(16,682)	$(383,874)
Other comprehensive loss before reclassifications	138,809	37,653	—	176,462
Amounts reclassified from accumulated other comprehensive loss	—	(8,974)	654	(8,320)
Net current-period other comprehensive income	138,809	28,679	654	168,142
Noncontrolling interest	(3,171)	—	—	(3,171)
Accumulated Other Comprehensive loss July 1, 2023, attributable to Darling, net of tax	$(232,388)	$35,855	$(16,028)	$(212,561)

(13)    Stockholders' Equity

Fiscal 2023 Long-Term Incentive Opportunity Awards (2023 LTIP). On January 3, 2023, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2023 LTIP pursuant to which they awarded certain of the Company's key employees, 118,208 restricted stock units and 177,299 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2026, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase (up to 225%) depending on the Company's ROGI relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies. On May 11, 2023, the Committee awarded 4,432 restricted stock units and 6,648 PSUs to a newly hired executive officer, which will have the same performance period and terms as those issued to the other participants on January 3, 2023. In addition, on May 11, 2023, the Committee granted the newly hired executive officer a one-time grant of 44,304 restricted stock units that will vest in three equal installments on the first, second and third anniversaries of the grant.

As previously announced, the Company’s Board of Directors approved a share repurchase program in August 2017, then refreshed and increased the program on December 9, 2021 up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions, and extended the program to August 13, 2024. During the first six months of fiscal 2023, $52.9 million of Common Stock was repurchased under the share repurchase program. As of July 1, 2023, the Company had approximately $321.6 million remaining under the share repurchase program.

(14)    Employee Benefit Plans

Net pension cost for the three and six months ended July 1, 2023 and July 2, 2022 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service cost	$683	$798	$1,358	$1,626
Interest cost	1,961	1,312	3,917	2,632
Expected return on plan assets	(1,805)	(2,156)	(3,608)	(4,321)
Amortization of prior service cost	—	6	—	11
Amortization of actuarial loss	434	570	868	1,140
Net pension cost	$1,273	$530	$2,535	$1,088

Based on actuarial estimates at July 1, 2023, the Company expects to contribute approximately $3.7 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended July 1, 2023 and July 2, 2022 of approximately $1.6 million and $1.5 million, respectively.

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

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During the second quarter of fiscal 2023, the Company was notified by one of their multiemployer plans that an additional partial withdrawal liability was incurred and the Company also received a notification that another one of its multiemployer plans liabilities was being reduced. As a result of these events, the Company recorded an additional liability of approximately $2.8 million. As of July 1, 2023, the Company has an aggregate accrued liability of approximately $6.6 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At July 1, 2023, the Company had soybean meal forward and option contracts, foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts, soybean meal forward and option contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first six months of fiscal 2023 and 2022, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

Cash Flow Hedges

In the first quarter and second quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At July 1, 2023, the aggregate fair value of these interest rate swaps was approximately $13.3 million. These amounts are included in other current assets and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income/(loss) associated with the interest rate differential between the U.S. dollar and a Euro to interest expense. At July 1, 2023, the aggregate fair value of these cross currency swaps was approximately $4.1 million. These amounts are included in other current assets and other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2023. There are not any open designated corn option contracts at July 1, 2023. At July 1, 2023 and December 31, 2022, the aggregate fair value of these corn option contracts was approximately zero and $0.9 million, respectively. The amounts outstanding as of December 31, 2022 are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022 and fiscal 2023, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2024. At July 1, 2023 and December 31, 2022, the aggregate fair value of these foreign exchange contracts was approximately $33.6 million and $13.8 million, respectively. These amounts are included in other current assets, accrued expenses, other assets and other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022 and fiscal 2023, the Company entered into soybean meal option contracts to hedge a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2023. At July 1, 2023 and December 31, 2022, the aggregate fair value of the soybean meal contracts was approximately $0.1 million and $0.6 million, respectively. These amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of July 1, 2023, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	36,462	Euro	6,778
Brazilian real	3,073,819	U.S. dollar	742,803
Euro	26,862	U.S. dollar	29,329
Euro	33,017	Polish zloty	147,500
Euro	10,790	Japanese yen	1,661,510
Euro	20,614	Chinese renminbi	158,683
Euro	18,250	Australian dollar	29,691
Euro	4,842	British pound	4,162
Euro	35	Canadian dollar	50
Polish zloty	1,380	U.S. dollar	339
Polish zloty	31,858	Euro	7,170
British pound	69	Euro	81
Japanese yen	371,817	U.S. dollar	2,716
U.S. dollar	1,094	Japanese yen	156,000
U.S. dollar	562,340	Euro	519,182

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at July 1, 2023 into earnings over the next 12 months for all cash flow hedges will be approximately $49.7 million. As of July 1, 2023, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and six months ended July 1, 2023 and July 2, 2022 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Foreign exchange	Foreign currency loss/(gain)	$(2,036)	$35,025	$(1,236)	$42,492
Foreign exchange	Net sales	(306)	732	(977)	890
Foreign exchange	Cost of sales and operating expenses	(103)	(503)	(120)	(758)
Foreign exchange	Selling, general and administrative expenses	(2,673)	3,937	(4,058)	(2,587)
Corn options and futures	Net sales	1,111	850	1,382	(1,286)
Corn options and futures	Cost of sales and operating expenses	(2,191)	(2,384)	(2,608)	3,169
Heating Oil swaps and options	Selling, general and administrative expenses	—	—	49	—
Soybean meal	Net sales	525	—	308	—
Total		$(5,673)	$37,657	$(7,260)	$41,920

At July 1, 2023, the Company had forward purchase agreements in place for purchases of approximately $186.4 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of July 1, 2023 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at July 1, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments	$56,124	$—	$56,124	$—
Total Assets	$56,124	$—	$56,124	$—

Liabilities
Derivative instruments	$14,155	$—	$14,155	$—
Contingent consideration	87,329	—	—	87,329
6% Senior notes	974,300	—	974,300	—
5.25% Senior notes	482,500	—	482,500	—
3.625% Senior notes	548,045	—	548,045	—
Term loan A-1	399,000	—	399,000	—
Term loan A-2	485,063	—	485,063	—
Term loan A-3	298,500	—	298,500	—
Term loan A-4	494,391	—	494,391	—
Term loan B	200,000	—	200,000	—
Revolver debt	484,542	—	484,542	—
Total Liabilities	$4,467,825	$—	$4,380,496	$87,329

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments	$20,324	$—	$20,324	$—
Total Assets	$20,324	$—	$20,324	$—

Liabilities
Derivative instruments	$5,406	$—	$5,406	$—
Contingent consideration	169,903	—	—	169,903
6% Senior notes	977,200	—	977,200	—
5.25% Senior notes	485,700	—	485,700	—
3.625% Senior notes	533,155	—	533,155	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	488,813	—	488,813	—
Term loan B	199,000	—	199,000	—
Revolver debt	133,003	—	133,003	—
Total Liabilities	$3,390,180	$—	$3,220,277	$169,903

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

The fair value measurement of the contingent consideration liability uses significant unobservable inputs (level 3). The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 31, 2022	$169,903
Out-of-period correction (1)	(85,144)
Total included in earnings during period	(5,443)
Exchange rate changes	8,013
Balance as of July 1, 2023	$87,329

(1)    As disclosed in Note 2(g), the immaterial out-of-period correction made during the quarter ended July 1, 2023 resulted in a reduction of goodwill recorded associated with the FASA Acquisition of approximately $85.1 million.

(17)    Restructuring and Asset Impairment Charges

In December 2022, the Company's management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts plant in 2023. In addition to charges incurred in fiscal 2022, the Company incurred additional restructuring charges in the first six months of fiscal 2023 in the Food Segment for employee termination and retention costs of approximately $5.3 million. In addition, the Company incurred approximately $0.1 million of employee termination costs in the Feed Segment related to closing down of a processing location in Europe and transferring the material to another processing location in Europe.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At July 1, 2023 and December 31, 2022, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $95.9 million and $92.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other current assets and other assets of approximately $36.0 million as of July 1, 2023 and December 31, 2022, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River (the “Lower Passaic River”) which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In March 2016, the Company received another letter from the EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the Lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter made no demand on the Company and laid out a framework for remedial design/remedial action implementation under which the EPA would first seek funding from major PRPs. The letter indicated that the EPA had sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The Company asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, the Standard Tallow Corporation did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”). Subsequently, the EPA conducted a settlement analysis using a third-party allocator and offered early cash out settlements to those PRPs for whom the third-party allocator determined did not discharge any of the COCs. The Company participated in this allocation process, and in November 2019, received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the Lower Passaic River area. The Company accepted this settlement offer, and the settlement became effective on April 16, 2021 following the completion of the EPA's administrative approval process. In September 2021, the EPA released a ROD selecting an interim remedy for the upper nine miles of the Lower Passaic River at an expected additional cost of $441 million. In October 2022, the Company, along with other settling defendants, entered into a Consent Decree with the EPA pursuant to which the Company paid $0.3 million to settle liabilities for both of the former plant sites in question related to the upper nine miles of the Lower Passaic River. The Company paid this amount into escrow, as the settlement is subject to the EPA’s administrative approval process, which includes publication, a public comment period and court approval. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Lower Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Lower Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Lower Passaic River. Furthermore, the Company's settlements with the EPA described above could preclude certain of the claims alleged by OCC against the Company. The Company's ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 1, 2023
Net Sales	$1,141,661	$476,093	$139,867	$—	$1,757,621
Cost of sales and operating expenses	876,413	371,095	112,194	—	1,359,702
Gross Margin	265,248	104,998	27,673	—	397,919

Loss/(gain) on sale of assets	322	2	(65)	—	259
Selling, general and administrative expenses	77,406	33,684	4,971	20,690	136,751
Restructuring and asset impairment charges	—	896	—	—	896
Acquisition and integration costs	—	—	—	1,706	1,706
Change in fair value of contingent consideration	(7,499)	—	—	—	(7,499)
Depreciation and amortization	82,575	28,445	8,567	2,499	122,086
Equity in net income of Diamond Green Diesel	—	—	212,964	—	212,964
Segment operating income/(loss)	112,444	41,971	227,164	(24,895)	356,684

Equity in net income of other unconsolidated subsidiaries	1,849	—	—	—	1,849
Segment income/(loss)	114,293	41,971	227,164	(24,895)	358,533

Total other expense					(62,624)
Income before income taxes					$295,909

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 2, 2022
Net Sales	$1,170,347	$369,181	$110,660	$—	$1,650,188
Cost of sales and operating expenses	864,306	280,964	86,237	—	1,231,507
Gross Margin	306,041	88,217	24,423	—	418,681

Gain on sale of assets	(964)	(73)	(18)	—	(1,055)
Selling, general and administrative expenses	64,863	22,855	4,277	15,781	107,776
Restructuring and impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	5,358	5,358
Depreciation and amortization	68,938	14,449	6,936	2,790	93,113
Equity in net income of Diamond Green Diesel	—	—	73,680	—	73,680
Segment operating income/(loss)	164,647	50,986	86,908	(23,929)	278,612

Equity in net income of other unconsolidated subsidiaries	2,272	—	—	—	2,272
Segment income/(loss)	166,919	50,986	86,908	(23,929)	280,884

Total other expense					(28,722)
Income before income taxes					$252,162

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 1, 2023
Net Sales	$2,379,155	$872,485	$297,153	$—	$3,548,793
Cost of sales and operating expenses	1,826,485	661,210	238,980	—	2,726,675
Gross Margin	552,670	211,275	58,173	—	822,118

Gain on sale of assets	(20)	(19)	(29)	—	(68)
Selling, general and administrative expenses	152,097	66,806	11,163	42,151	272,217
Restructuring and asset impairment charges	92	5,328	—	—	5,420
Acquisition and integration costs	—	—	—	8,728	8,728
Change in fair value of contingent consideration	(7,499)	—	—	—	(7,499)
Depreciation and amortization	172,895	42,918	16,960	5,319	238,092
Equity in net income of Diamond Green Diesel	—	—	307,301	—	307,301
Segment operating income/(loss)	235,105	96,242	337,380	(56,198)	612,529

Equity in net income of other unconsolidated subsidiaries	1,969	—	—	—	1,969
Segment income/(loss)	237,074	96,242	337,380	(56,198)	614,498

Total other expense					(101,760)
Income before income taxes					$512,738

Segment assets at July 1, 2023	$4,738,648	$2,613,854	$2,573,246	$1,047,491	$10,973,239

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 2, 2022
Net Sales	$2,049,785	$723,995	$242,742	$—	$3,016,522
Cost of sales and operating expenses	1,509,829	551,276	190,979	—	2,252,084
Gross Margin	539,956	172,719	51,763	—	764,438

Gain on sale of assets	(1,305)	(82)	(57)	—	(1,444)
Selling, general and administrative expenses	121,072	49,699	8,197	30,840	209,808
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	9,131	9,131
Depreciation and amortization	123,288	29,899	13,610	5,562	172,359
Equity in net income of Diamond Green Diesel	—	—	145,484	—	145,484
Segment operating income/(loss)	288,344	93,203	175,497	(45,533)	511,511

Equity in net income of other unconsolidated subsidiaries	3,632	—	—	—	3,632
Segment income/(loss)	291,976	93,203	175,497	(45,533)	515,143

Total other expense					(46,167)
Income before income taxes					$468,976

Segment assets at December 31, 2022	$4,866,351	$1,251,473	$2,307,199	$777,347	$9,202,370

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and six months ended July 1, 2023 and July 2, 2022 (in thousands):

	Three Months Ended July 1, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$946,100	$101,388	$—	$1,047,488
Europe	96,064	227,193	139,867	463,124
China	6,160	71,414	—	77,574
South America	90,293	54,493	—	144,786
Other	3,044	21,605	—	24,649
Net sales	$1,141,661	$476,093	$139,867	$1,757,621

Major product types
Fats	$405,287	$38,207	$—	$443,494
Used cooking oil	146,275	—	—	146,275
Proteins	435,956	—	—	435,956
Bakery	67,263	—	—	67,263
Other rendering	70,265	—	—	70,265
Food ingredients	—	412,307	—	412,307
Bioenergy	—	—	139,867	139,867
Other	16,615	25,579	—	42,194
Net sales	$1,141,661	$476,093	$139,867	$1,757,621

	Six Months Ended July 1, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,971,857	$200,739	$—	$2,172,596
Europe	206,316	417,466	297,153	920,935
China	11,503	148,785	—	160,288
South America	183,832	65,277	—	249,109
Other	5,647	40,218	—	45,865
Net sales	$2,379,155	$872,485	$297,153	$3,548,793

Major product types
Fats	$895,605	$83,195	$—	$978,800
Used cooking oil	283,968	—	—	283,968
Proteins	883,103	—	—	883,103
Bakery	142,196	—	—	142,196
Other rendering	140,079	—	—	140,079
Food ingredients	—	731,448	—	731,448
Bioenergy	—	—	297,153	297,153
Other	34,204	57,842	—	92,046
Net sales	$2,379,155	$872,485	$297,153	$3,548,793

	Three Months Ended July 2, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,028,244	$91,381	$—	$1,119,625
Europe	132,247	186,865	110,660	429,772
China	6,932	64,326	—	71,258
South America	—	12,868	—	12,868
Other	2,924	13,741	—	16,665
Net sales	$1,170,347	$369,181	$110,660	$1,650,188

Major product types
Fats	$498,914	$53,178	$—	$552,092
Used cooking oil	152,737	—	—	152,737
Proteins	351,125	—	—	351,125
Bakery	89,593	—	—	89,593
Other rendering	64,123	—	—	64,123
Food ingredients	—	280,435	—	280,435
Bioenergy	—	—	110,660	110,660
Other	13,855	35,568	—	49,423
Net sales	$1,170,347	$369,181	$110,660	$1,650,188

	Six Months Ended July 2, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,784,082	$175,281	$—	$1,959,363
Europe	246,710	368,875	242,742	858,327
China	13,568	130,633	—	144,201
South America	—	21,364	—	21,364
Other	5,425	27,842	—	33,267
Net sales	$2,049,785	$723,995	$242,742	$3,016,522

Major product types
Fats	$867,308	$105,442	$—	$972,750
Used cooking oil	247,633	—	—	247,633
Proteins	621,312	—	—	621,312
Bakery	168,104	—	—	168,104
Other rendering	121,667	—	—	121,667
Food ingredients	—	550,951	—	550,951
Bioenergy	—	—	242,742	242,742
Other	23,761	67,602	—	91,363
Net sales	$2,049,785	$723,995	$242,742	$3,016,522

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2023 under these long-term supply contracts was approximately $92.3 million, with the remaining performance obligations to be recognized in future periods (generally four years) of approximately $929.1 million.

(21)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended July 1, 2023 and July 2, 2022, the Company recorded sales to the DGD Joint Venture of approximately $325.0 million and $295.7 million, respectively. For the six months ended July 1, 2023 and July 2, 2022, the Company recorded sales to the DGD Joint Venture of approximately $663.6 million and $510.1 million, respectively. At July 1, 2023 and December 31, 2022, the Company had $33.3 million and $116.9 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $38.4 million and $38.5 million of additional sales for the six months ended July 1, 2023 and July 2, 2022, respectively to defer the Company's portion of profit of approximately $8.1 million and $10.1 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at July 1, 2023 and July 2, 2022, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million, with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In September 2022 and again in December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company's full $25.0 million commitment. The Company received interest from the DGD Joint Venture for the three months ended July 1, 2023 and July 2, 2022 of approximately $0.1 million and $0.2 million, respectively and received interest from the DGD Joint Venture for the six months ended July 1, 2023 and July 2, 2022 of approximately $0.6 million and $0.4 million, respectively. As of July 1, 2023 and December 31, 2022, zero and $25.0 million, respectively, was owed to Darling Green under the 2023 DGD Loan Agreement and the 2019 DGD Loan Agreement, as applicable. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

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

In April 2021, in connection with the DGD Joint Venture’s expansion project at its Port Arthur, TX facility, it entered into two agreements (the “GTL Terminaling Agreements”) with GT Logistics, LLC (“GTL”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the GTL terminal facility by pipeline, thereby providing better logistical capabilities. As a condition to entering into the GTL Terminaling Agreements, GTL required that the Company and Valero guarantee their proportionate share, up to a maximum of approximately $160 million each, of the DGD Joint Venture’s obligations under the GTL Terminaling Agreements (the “GTL Guarantee”), subject to the conditions provided for in the GTL Terminaling Agreements. The maximum amount of the GTL Guarantee is reduced over the 20-year initial term of the GTL Terminaling Agreements as the termination fee under such agreements declines. The Company has not recorded any liability as a result of the GTL Guarantee, as the Company believes the likelihood of having to make any payments under the GTL Guarantee is remote.

(22)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Six Months Ended
	July 1, 2023	July 2, 2022
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(6,375)	$(2,947)
Cash paid during the period for:
Interest, net of capitalized interest	$105,420	$33,791
Income taxes, net of refunds	$87,966	$72,377
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$46,549	$41,554
Non-cash financing activities
Debt issued for assets	$(50)	$1,005

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements for the period ended July 1, 2023 included herein, (ii) the conversion of organic sludge and food waste into biogas in

Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

The Company’s Fuel Ingredients segment converts fats into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources. The Company's gross margin and profitability in this segment are impacted by world energy prices for oil, electricity and natural gas, global feed stock prices and governmental subsidies.

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

Results of Operations

Three Months Ended July 1, 2023 Compared to Three Months Ended July 2, 2022

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2023, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2023, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2022 are as follows:

	Avg. Price 2nd Quarter 2023	Avg. Price 2nd Quarter 2022	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 464.27/ton	$ 366.62/ton	$ 97.65/ton	26.6%
Feed Grade PM (Mid-South)	$ 485.56/ton	$ 385.83/ton	$ 99.73/ton	25.8%
Pet Food PM (Mid-South)	$ 934.67/ton	$ 801.37/ton	$ 133.30/ton	16.6%
Feather meal (Mid-South)	$ 577.87/ton	$ 571.58/ton	$ 6.29/ton	1.1%
BFT (Chicago)	$ 56.61/cwt	$ 79.51/cwt	$ (22.90)/cwt	(28.8)%
YG (Illinois)	$ 46.06/cwt	$ 60.11/cwt	$ (14.05)/cwt	(23.4)%
Corn (Illinois)	$ 6.68/bushel	$ 8.20/bushel	$ (1.52)/bushel	(18.5)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 958.00/MT	$ 1,662.00/MT	$ (704.00)/MT	(42.4)%
Soy meal (CIF Rotterdam)	$ 516.00/MT	$ 550.00/MT	$ (34.00)/MT	(6.2)%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2023, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2023.

	Avg. Price 2nd Quarter 2023	Avg. Price 1st Quarter 2023	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 464.27/ton	$ 435.85/ton	$ 28.42/ton	6.5%
Feed Grade PM (Mid-South)	$ 485.56/ton	$ 406.94/ton	$ 78.62/ton	19.3%
Pet Food PM (Mid-South)	$ 934.67/ton	$ 743.75/ton	$ 190.92/ton	25.7%
Feather meal (Mid-South)	$ 577.87/ton	$ 596.73/ton	$ (18.86)/ton	(3.2)%
BFT (Chicago)	$ 56.61/cwt	$ 61.39/cwt	$ (4.78)/cwt	(7.8)%
YG (Illinois)	$ 46.06/cwt	$ 51.10/cwt	$ (5.04)/cwt	(9.9)%
Corn (Illinois)	$ 6.68/bushel	$ 6.84/bushel	$ (0.16)/bushel	(2.3)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 958.00/MT	$ 993.00/MT	$ (35.00)/MT	(3.5)%
Soy meal (CIF Rotterdam)	$ 516.00/MT	$ 595.00/MT	$ (79.00)/MT	(13.3)%

Segment Results

Segment operating income for the three months ended July 1, 2023 was $356.7 million, which reflects an increase of $78.1 million or 28.0% as compared to the three months ended July 2, 2022.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 1, 2023
Net Sales	$1,141,661	$476,093	$139,867	$—	$1,757,621
Cost of sales and operating expenses	876,413	371,095	112,194	—	1,359,702
Gross Margin	265,248	104,998	27,673	—	397,919

Gross Margin %	23.2%	22.1%	19.8%	—%	22.6%

Loss/(gain) on sale of assets	322	2	(65)	—	259
Selling, general and administrative expenses	77,406	33,684	4,971	20,690	136,751
Restructuring and asset impairment charges	—	896	—	—	896
Acquisition and integration costs	—	—	—	1,706	1,706
Change in fair value of contingent consideration	(7,499)	—	—	—	(7,499)
Depreciation and amortization	82,575	28,445	8,567	2,499	122,086
Equity in net income of Diamond Green Diesel	—	—	212,964	—	212,964
Segment operating income/(loss)	112,444	41,971	227,164	(24,895)	356,684

Equity in net income of other unconsolidated subsidiaries	1,849	—	—	—	1,849
Segment income/(loss)	114,293	41,971	227,164	(24,895)	358,533

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 2, 2022
Net Sales	$1,170,347	$369,181	$110,660	$—	$1,650,188
Cost of sales and operating expenses	864,306	280,964	86,237	—	1,231,507
Gross Margin	306,041	88,217	24,423	—	418,681

Gross Margin %	26.1%	23.9%	22.1%	—%	25.4%

Gain on sale of assets	(964)	(73)	(18)	—	(1,055)
Selling, general and administrative expenses	64,863	22,855	4,277	15,781	107,776
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	5,358	5,358
Depreciation and amortization	68,938	14,449	6,936	2,790	93,113
Equity in net income of Diamond Green Diesel	—	—	73,680	—	73,680
Segment operating income/(loss)	164,647	50,986	86,908	(23,929)	278,612

Equity in net income of other unconsolidated subsidiaries	2,272	—	—	—	2,272
Segment income/(loss)	166,919	50,986	86,908	(23,929)	280,884

Feed Ingredients Segment

Raw material volume. In the three months ended July 1, 2023, the raw material processed by the Company's Feed Ingredients segment totaled approximately 3.1 million metric tons. Compared to the three months ended July 2, 2022, overall raw material volume processed in the Feed Ingredients segment increased approximately 15.2%. The increase was primarily due to the Valley Acquisition and the FASA Acquisition.

Sales. The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended July 2, 2022	$498.8	$351.1	$64.2	$914.1	$152.6	$89.7	$13.9	$1,170.3
Increase (decrease) in sales volumes	43.7	59.6	—	103.3	39.9	(11.6)	—	131.6
Increase (decrease) in finished product prices	(138.3)	21.9	—	(116.4)	(45.7)	(10.8)	—	(172.9)
Increase (decrease) due to currency exchange rates	(0.2)	1.4	0.1	1.3	(0.5)	—	—	0.8
Other change	—	—	9.1	9.1	—	—	2.7	11.8
Total change	(94.8)	82.9	9.2	(2.7)	(6.3)	(22.4)	2.7	(28.7)
Net sales three months ended July 1, 2023	$404.0	$434.0	$73.4	$911.4	$146.3	$67.3	$16.6	$1,141.6

Margins. In the Feed Ingredients segment for the three months ended July 1, 2023, the gross margin percentage decreased to 23.2% as compared to 26.1% for the comparable period of fiscal 2022. The decrease in margin is primarily due to lower overall finished product prices as well as lower overall margins from the Valley Acquisition and the FASA Acquisition as compared to fiscal 2022.

Segment operating income. Feed Ingredients operating income for the three months ended July 1, 2023 was $112.4 million, a decrease of $(52.2) million or (31.7)% as compared to the three months ended July 2, 2022. The decrease was primarily due to lower overall finished product prices and an increase in selling, general and administrative expenses and depreciation and amortization from the Valley Acquisition and FASA Acquisition as compared to fiscal 2022.

Food Ingredients Segment

Raw material volume. In the three months ended July 1, 2023, the raw material processed by the Company's Food Ingredients segment totaled approximately 331,000 metric tons. Compared to the three months ended July 2, 2022, overall raw material volume processed in the Food Ingredients segment increased approximately 21.7%. The increase was primarily due to the Gelnex Acquisition.

Sales. Net sales increased in the Food Ingredients segment primarily due to the increased sales recognized from the Gelnex Acquisition.

Margins. In the Food Ingredients segment for the three months ended July 1, 2023, the gross margin percentage decreased to 22.1% as compared to 23.9% for the comparable period of fiscal 2022. The decrease was primarily due to lower margins from the Gelnex Acquisition as a result of a step up of inventory value in purchase accounting as compared to fiscal 2022.

Segment operating income. Food Ingredients operating income was $42.0 million for the three months ended July 1, 2023, a decrease of $9.0 million or 17.6% as compared to the three months ended July 2, 2022. The decrease was primarily due to a decrease in margins and an increase in selling, general and administrative expenses and depreciation and amortization expense from the Gelnex Acquisition as compared to fiscal 2022.

Fuel Ingredients Segment

Raw material volume. In the three months ended July 1, 2023, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 347,000 metric tons. Compared to the three months ended July 2, 2022, overall raw material volume processed in the Fuel Ingredients segment decreased approximately 1.1%.

Sales. Net sales increased in the Fuel Ingredients segment primarily due to higher sales volumes in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended July 1, 2023, the gross margin percentage decreased to 19.8% as compared to 22.1% for the comparable period of fiscal 2022. The decrease was primarily due to the impact of decreases in sales prices for our products sold into the energy markets that negatively impacted margins.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended July 1, 2023 was $227.2 million, an increase of $140.3 million or 161.4% as compared to the same period in fiscal 2022. The increase was primarily due to increased volumes from production at the DGD Joint Venture's Port Arthur plant and lower raw material prices at the DGD Joint Venture.

Foreign Currency Exchange

    During the second quarter of fiscal 2023, overall the euro strengthened while the Canadian dollar weakened and the Brazilian real remained unchanged against the U.S. dollar as compared to the same period in fiscal 2022. Using actual results for the three months ended July 1, 2023 and using the prior year's average currency rate for the three months ended July 2, 2022, foreign currency translation would result in a decrease in operating income of approximately $1.6 million. The average rate for the three months ended July 1, 2023 were €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rates for the three months ended July 2, 2022 of €1.00:$1.06, R$1.00:$0.20 and C$1.00:$0.78, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $20.7 million during the three months ended July 1, 2023, compared to approximately $15.8 million during the three months ended July 2, 2022, an increase of $4.9 million.  The increase is primarily due to higher costs for corporate related compensation and benefits.

Acquisition and Integration costs. Acquisition and integration costs were approximately $1.7 million during the three months ended July 1, 2023 as compared to $5.4 million for the same period in fiscal 2022. These costs decreased as we moved into the integration phase on the most recent acquisitions as compared to the prior year acquisition costs incurred on several acquisitions in the three months ended July 2, 2022.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $2.5 million for the three months ended July 1, 2023 as compared to $2.8 million for the three months ended July 2, 2022.

Interest Expense. Interest expense was $70.2 million during the three months ended July 1, 2023, compared to $24.0 million during the three months ended July 2, 2022, an increase of $46.2 million. The increase in interest expense is primarily due to an increase in debt outstanding, including increased interest expense from the issuance of the 6% Senior Notes due 2030, the borrowing of all amounts under the term A-1, term A-2, term A-3 and term A-4 facilities, all of which were borrowed to fund acquisitions, and higher borrowings under the revolving credit facility as compared to the same period in fiscal 2022.

Foreign Currency Gain/(Loss).  Foreign currency gains were $2.5 million for the three months ended July 1, 2023 as compared to foreign currency losses of $4.4 million for the three months ended July 2, 2022. The increase in currency gains is due primarily to an increase in gains on the revaluation of an intercompany note as compared to losses from non-functional currency assets and liabilities in the same period of fiscal 2022.

Other Income/(Expense), net. Other income was $5.1 million in the three months ended July 1, 2023, compared to other expense of $(0.3) million for the three months ended July 2, 2022. The increase in other income was primarily due to casualty loss insurance proceeds received for the prior year Ward plant fire and an increase in interest income that was partially offset by an increase in the non-service component of pension expense and other miscellaneous non-operating expenses as compared to the same period in fiscal 2022.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $40.7 million for the three months ended July 1, 2023, compared to $47.3 million recorded in the three months ended July 2, 2022, a decrease of $6.6 million. The effective tax rate for the three months ended July 1, 2023 and July 2, 2022 is 13.8% and 18.8%, respectively. The effective tax rate for the three months ended July 1, 2023 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and biofuel tax incentives. The effective tax rate for the three months ended July 2, 2022 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and discrete items, including excess tax benefits from stock compensation. The Company's effective tax rate excluding biofuel tax incentives and discrete items is 25.8% for the three months ended July 1, 2023, compared to 26.6% for the three months ended July 2, 2022.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring, acquisition and integration costs, goodwill and long-lived asset impairment, change in fair value of contingent consideration, interest expense, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiary. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

Pro forma Adjusted EBITDA to Foreign Currency is not a recognized accounting measurement under GAAP. The Company evaluates the impact of foreign currency on its adjusted EBITDA. DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP).

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at July 1, 2023.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

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

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Second Quarter 2023 as Compared to Second Quarter 2022

	Three Months Ended
(dollars in thousands)	July 1, 2023	July 2, 2022
Net income attributable to Darling	$252,383	$201,996
Depreciation and amortization	122,086	93,113
Interest expense	70,193	24,008
Income tax expense	40,712	47,333
Restructuring and asset impairment charges	896	8,557
Acquisition and integration costs	1,706	5,358
Change in fair value of contingent consideration	(7,499)	—
Foreign currency loss/(gain)	(2,490)	4,412
Other expense/(income), net	(5,079)	302
Equity in net income of Diamond Green Diesel	(212,964)	(73,680)
Equity in net income of other unconsolidated subsidiaries	(1,849)	(2,272)
Net income attributable to non-controlling interests	2,814	2,833
Darling's Adjusted EBITDA	$260,909	$311,960

Foreign currency exchange impact (1)	(1,550)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$259,359	$311,960

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$247,398	$90,611

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$508,307	$402,571

(1) The average rates for the three months ended July 1, 2023 were €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rate for the three months ended July 2 of €1.00:$1.06, R$1.00:$0.20 and C$1.00:$0.78, respectively.

Six Months Ended July 1, 2023 Compared to Six Months Ended July 2, 2022

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first six months of fiscal 2023, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2023, compared to average Jacobsen and Reuters prices for the first six months of fiscal 2022 are as follows:

	Avg. Price First Six Months 2023	Avg. Price First Six Months 2022	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 450.06/ton	$ 341.92/ton	$ 108.14/ton	31.6%
Feed Grade PM (Mid-South)	$ 446.25/ton	$ 376.43/ton	$ 69.82/ton	18.5%
Pet Food PM (Mid-South)	$ 839.21/ton	$ 781.53/ton	$ 57.68/ton	7.4%
Feather meal (Mid-South)	$ 587.30/ton	$ 548.45/ton	$ 38.85/ton	7.1%
BFT (Chicago)	$ 59.00/cwt	$ 75.45/cwt	$ (16.45)/cwt	(21.8)%
YG (Illinois)	$ 48.58/cwt	$ 57.01/cwt	$ (8.43)/cwt	(14.8)%
Corn (Illinois)	$ 6.76/bushel	$ 7.55/bushel	$ (0.79)/bushel	(10.5)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 976.00/MT	$ 1,608.00/MT	$ (632.00)/MT	(39.3)%
Soy meal (CIF Rotterdam)	$ 556.00/MT	$ 563.00/MT	$ (7.00)/MT	(1.2)%

Segment Results

Segment operating income for the six months ended July 1, 2023 was $612.5 million, which reflects an increase of $101.0 million or 19.7% as compared to the six months ended July 2, 2022.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 1, 2023
Net Sales	$2,379,155	$872,485	$297,153	$—	$3,548,793
Cost of sales and operating expenses	1,826,485	661,210	238,980	—	2,726,675
Gross Margin	552,670	211,275	58,173	—	822,118

Gross Margin %	23.2%	24.2%	19.6%	—%	23.2%

Gain on sale of assets	(20)	(19)	(29)	—	(68)
Selling, general and administrative expenses	152,097	66,806	11,163	42,151	272,217
Restructuring and asset impairment charges	92	5,328	—	—	5,420
Acquisition and integration costs	—	—	—	8,728	8,728
Change in fair value of contingent consideration	(7,499)	—	—	—	(7,499)
Depreciation and amortization	172,895	42,918	16,960	5,319	238,092
Equity in net income of Diamond Green Diesel	—	—	307,301	—	307,301
Segment operating income/(loss)	235,105	96,242	337,380	(56,198)	612,529

Equity in net income of other unconsolidated subsidiaries	1,969	—	—	—	1,969
Segment income/(loss)	237,074	96,242	337,380	(56,198)	614,498

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 2, 2022
Net Sales	$2,049,785	$723,995	$242,742	$—	$3,016,522
Cost of sales and operating expenses	1,509,829	551,276	190,979	—	2,252,084
Gross Margin	539,956	172,719	51,763	—	764,438

Gross Margin %	26.3%	23.9%	21.3%	—%	25.3%

Gain on sale of assets	(1,305)	(82)	(57)	—	(1,444)
Selling, general and administrative expenses	121,072	49,699	8,197	30,840	209,808
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	9,131	9,131
Depreciation and amortization	123,288	29,899	13,610	5,562	172,359
Equity in net income of Diamond Green Diesel	—	—	145,484	—	145,484
Segment operating income/(loss)	288,344	93,203	175,497	(45,533)	511,511

Equity in net income of other unconsolidated subsidiaries	3,632	—	—	—	3,632
Segment income/(loss)	291,976	93,203	175,497	(45,533)	515,143

Feed Ingredients Segment

Raw material volume. In the six months ended July 1, 2023, the raw material processed by the Company's Feed Ingredients segment totaled approximately 6.3 million metric tons. Compared to the six months ended July 2, 2022, overall raw material volume processed in the Feed Ingredients segment increased approximately 26.2%. The increase was primarily due to the Valley Acquisition and the FASA Acquisition.

Sales. The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales six months ended July 2, 2022	$867.3	$621.3	$121.7	$1,610.3	$247.6	$168.1	$23.8	$2,049.8
Increase (decrease) in sales volumes	153.3	177.4	—	330.7	62.2	(18.4)	—	374.5
Increase (decrease) in finished product prices	(124.8)	81.4	—	(43.4)	(24.5)	(7.5)	—	(75.4)
Increase (decrease) due to currency exchange rates	(0.2)	3.0	0.2	3.0	(1.3)	—	—	1.7
Other change	—	—	18.2	18.2	—	—	10.4	28.6
Total change	28.3	261.8	18.4	308.5	36.4	(25.9)	10.4	329.4
Net sales six months ended July 1, 2023	$895.6	$883.1	$140.1	$1,918.8	$284.0	$142.2	$34.2	$2,379.2

Margins. In the Feed Ingredients segment for the six months ended July 1, 2023, the gross margin percentage decreased to 23.2% as compared to 26.3% for the comparable period of fiscal 2022. The decrease in margin is primarily due to lower overall finished product prices as well as lower overall margins from the Valley Acquisition and the FASA Acquisition as compared to fiscal 2022.

Segment operating income. Feed Ingredients operating income for the six months ended July 1, 2023 was $235.1 million, a decrease of $(53.2) million or (18.5)% as compared to the six months ended July 2, 2022. The decrease was primarily due to the lower overall finished product prices and an increase in selling, general and administrative expenses and depreciation and amortization from the Valley Acquisition and FASA Acquisition as compared to fiscal 2022.

Food Ingredients Segment

Raw material volume. In the six months ended July 1, 2023, the raw material processed by the Company's Food Ingredients segment totaled approximately 596,000 metric tons. Compared to the six months ended July 2, 2022, overall raw material volume processed in the Food Ingredients segment increased approximately 8.4%. The increase was primarily due to the Gelnex Acquisition.

Sales. Net sales increased in the Food Ingredients segment primarily due to the increased sales recognized from the Gelnex Acquisition.

Margins. In the Food Ingredients segment for the six months ended July 1, 2023, the gross margin percentage increased to 24.2% as compared to 23.9% for the comparable period of fiscal 2022. The increase was primarily due to increased sales of higher margin hydrolyzed collagen that was partially offset by lower margins from the Gelnex Acquisition as a result of a step up of inventory value in purchase accounting as compared to fiscal 2022.

Segment operating income. Food Ingredients operating income was $96.2 million for the six months ended July 1, 2023, an increase of $3.0 million or 3.2% as compared to the six months ended July 2, 2022. The increase was primarily due to increased sales of higher margin hydrolyzed collagen that more than offset lower margins from the Gelnex Acquisition and an increase in selling, general and administrative expenses, an increase in depreciation and amortization and restructuring and asset impairment costs as compared to fiscal 2022.

Fuel Ingredients Segment

Raw material volume. In the six months ended July 1, 2023, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 696,000 metric tons. Compared to the six months ended July 2, 2022, overall raw material volume processed in the Fuel Ingredients segment increased approximately 0.6%.

Sales. Net sales increased in the Fuel Ingredients segment primarily due to higher sales volumes.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the six months ended July 1, 2023, the gross margin percentage decreased to 19.6% as compared to 21.3% for the comparable period of fiscal 2022. The decrease was primarily due to the impact of decreases in sales prices for our products sold into the energy markets that negatively impacted margins.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the six months ended July 1, 2023 was $337.4 million, an increase of $161.9 million or 92.3% as compared to the same period in fiscal 2022. The increase was primarily due to increased volumes from production at the DGD Joint Venture's Port Arthur plant and lower raw material prices at the DGD Joint Venture.

Foreign Currency Exchange

    During the first six months of fiscal 2023, overall the euro and Canadian dollar weakened and the Brazilian real remained unchanged against the U.S. dollar as compared to the same period in fiscal 2022. Using actual results for the six months ended July 1, 2023 and using the prior year's average currency rate for the six months ended July 2, 2022, foreign currency translation would result in an increase in operating income of approximately $5.8 million. The average rate for the six months ended July 1, 2023 were €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rates for the six months ended July 2, 2022 of €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.79, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $42.2 million during the six months ended July 1, 2023, compared to approximately $30.8 million during the six months ended July 2, 2022, an increase of $11.4 million.  The increase is primarily due to higher costs for corporate related compensation and benefits.

Acquisition and Integration costs. Acquisition and integration costs were approximately $8.7 million during the six months ended July 1, 2023 as compared to $9.1 million for the same period in fiscal 2022. These costs primarily relate to the Gelnex Acquisition, FASA Acquisition and Valley Acquisition for the six months ended July 1, 2023 as compared to the prior year acquisition costs that primarily related to the Valley Acquisition, Op de Beeck acquisition and the FASA Acquisition.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $5.3 million for the six months ended July 1, 2023 as compared to $5.6 million for the six months ended July 2, 2022.

Interest Expense. Interest expense was $120.5 million during the six months ended July 1, 2023, compared to $39.6 million during the six months ended July 2, 2022, an increase of $80.9 million. The increase in interest expense is primarily due to an increase in debt outstanding, including increased interest expense from the issuance of the 6% Senior Notes due 2030, the borrowing of all amounts under the term A-1, term A-2, term A-3 and term A-4 facilities, all of which were borrowed to fund acquisitions, and higher borrowings under the revolving credit facility as compared to the same period in fiscal 2022.

Foreign Currency Gain/(Loss).  Foreign currency gains were $7.5 million for the six months ended July 1, 2023 as compared to foreign currency losses of $5.5 million for the six months ended July 2, 2022. The increase in currency gains is due primarily to an increase in gains on the revaluation of an intercompany note as compared to losses from non-functional currency assets and liabilities in the same period of fiscal 2022.

Other Income/(Expense), net. Other income was $11.2 million in the six months ended July 1, 2023, compared to other expense of $(1.0) million for the six months ended July 2, 2022. The increase in other income was primarily due to casualty loss insurance proceeds received for the prior year Tacoma and Ward plant fires and an increase in interest income that was partially offset by an increase in the non-service component of pension expense and other miscellaneous non-operating expenses as compared to the same period in fiscal 2022.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $67.7 million for the six months ended July 1, 2023, compared to $73.4 million recorded in the six months ended July 2, 2022, a decrease of $5.7 million. The effective tax rate for the six months ended July 1, 2023 and July 2, 2022 is 13.2% and 15.7%, respectively. The effective tax rate for the six months ended July 1, 2023 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and biofuel tax incentives. The effective tax rate for the six months ended July 2, 2022 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and discrete items, including excess tax benefits from stock compensation. The Company's effective tax rate excluding biofuel tax incentives and discrete items is 25.7% for the six months ended July 1, 2023, compared to 26.2% for the six months ended July 2, 2022.

Non-U.S. GAAP Measures

For discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended July 1, 2023 Compared to the Three Months Ended July 2, 2022 - Non-U.S GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Six Months of Fiscal 2023 as Compared to First Six Months of Fiscal 2022

	Six Months Ended
(dollars in thousands)	July 1, 2023	July 2, 2022
Net income attributable to Darling	$438,184	$390,049
Depreciation and amortization	238,092	172,359
Interest expense	120,492	39,611
Income tax expense	67,686	73,416
Restructuring and asset impairment charges	5,420	8,557
Acquisition and integration costs	8,728	9,131
Change in fair value of contingent consideration	(7,499)	—
Foreign currency loss/(gain)	(7,494)	5,512
Other expense/(income), net	(11,238)	1,044
Equity in net income of Diamond Green Diesel	(307,301)	(145,484)
Equity in net income of other unconsolidated subsidiaries	(1,969)	(3,632)
Net income attributable to non-controlling interests	6,868	5,511
Darling's Adjusted EBITDA	$549,969	$556,074

Foreign currency exchange impact (1)	5,779	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$555,748	$556,074

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$376,721	$177,171

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$926,690	$733,245

(1) The average rates for the six months ended July 1, 2023 were €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rate for the six months ended July 2, 2022 of €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.79, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at July 1, 2023. On July 1, 2023, debt outstanding under the Company's Amended Credit Agreement, the Company's 6% Notes, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premium	(6,841)
Carrying value of 6% Notes due 2030	$993,159

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(3,694)
Carrying value of 5.25% Notes due 2027	$496,306

3.625 % Notes due 2026 - Denominated in euros	$562,329
Less unamortized deferred loan costs	(3,274)
Carrying value of 3.625% Notes due 2026	$559,055

Amended Credit Agreement:
Term A-1 facility	$400,000
Less unamortized deferred loan costs	(635)
Carrying value of Term A-1 facility	$399,365

Term A-2 facility	$487,500
Less unamortized deferred loan costs	(902)
Carrying value of Term A-2 facility	$486,598

Term A-3 facility	$300,000
Less unamortized deferred loan costs	(964)
Carrying value of Term A-3 facility	$299,036

Term A-4 facility	$496,875
Less unamortized deferred loan costs	(1,168)
Carrying value of Term A-4 facility	$495,707

Term Loan B	$200,000
Less unamortized deferred loan costs	(981)
Carrying value of Term Loan B	$199,019

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	48,253
Borrowings outstanding	491,921
Letters of credit issued	3,871
Availability	$955,955

Other Debt	$126,716

During the first six months of fiscal 2023, the U.S. dollar weakened as compared to the euro at December 31, 2022. Using the euro based debt outstanding at July 1, 2023 and comparing the closing balance sheet rate at July 1, 2023 to the balance sheet rate at December 31, 2022, the U.S. dollar debt balances of euro based debt increased by approximately $17.4 million at July 1, 2023. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at July 1, 2023 of €1.00:$1.0919 as compared to the closing balance sheet rate at December 31, 2022 of €1.00:$1.0676.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $3.725 billion comprised of (i) the Company's $525.0 million term B facility, (ii) the Company's $400.0 million term A-1 facility, (iii) the Company's $500.0 million term A-2 facility, (iv) the Company's $300.0 million Term A-3 facility, (v) the Company's $500.0 million Term A-4 facility and (vi) the Company's $1.5 billion five-year revolving credit facility (up to $150.0 million of which will be available for a letter of credit subfacility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving credit facility is available to be borrowed by Darling, Darling Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving credit facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

•As of July 1, 2023, the Company had availability of $956.0 million under the revolving credit facility, taking into account that the Company had $491.9 million in outstanding borrowings, $48.3 million in ancillary facilities and letters of credit issued of $3.9 million.

•As of July 1, 2023, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has made no repayments. Amounts borrowed under the term A-1 facility that are repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of July 1, 2023, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $12.5 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of July 1, 2023, the Company has borrowed all $300.0 million under the terms of the term A-3 facility and has made no repayments. Amounts borrowed under the term A-3 facility that are repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of July 1, 2023, the Company has borrowed all $500.0 million under the terms of the term A-4 facility and has repaid $3.1 million, which when repaid by the Company cannot be reborrowed. The Term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or June 30, 2023 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of July 1, 2023, the Company has borrowed all $525.0 million under the terms of the term B facility and repaid $325.0 million, which when repaid, cannot be reborrowed. As a result of early payments made by the Company under the term B facility only one final installment of the relevant term B facility then outstanding is due on December 18, 2024. The term B facility will mature on December 18, 2024.

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

The classification of long-term debt in the Company’s July 1, 2023 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of July 1, 2023, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On July 1, 2023, the Company had working capital of $862.4 million and its working capital ratio was 1.85 to 1 compared to working capital of $569.7 million and a working capital ratio of 1.53 to 1 on December 31, 2022.  As of July 1, 2023, the Company had unrestricted cash of $111.5 million and funds available under the revolving credit facility of $956.0 million, compared to unrestricted cash of $127.0 million and funds available under the revolving credit facility of $1,313.0 million at December 31, 2022. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $405.7 million for the first six months ended July 1, 2023, as compared to net cash provided by operating activities of $361.0 million for the first six months ended July 2, 2022, an increase of $44.7 million due primarily to an increase in cash distributions received from the DGD Joint Venture. Cash used in investing activities was $1,348.4 million for the first six months ended July 1, 2023, compared to $1,624.8 million for the first six months ended July 2, 2022, a decrease in cash used in investing activities of $276.4 million, primarily due to a decrease in payments for acquisitions and capital contributions to the DGD Joint Venture that more than offset an increase in capital expenditures.  Net cash provided by financing activities was $1,020.1 million for the first six months ended July 1, 2023, compared to $1,357.6 million for the first six months ended July 2, 2022, a decrease in net cash provided by financing activities of $337.5 million, primarily due to a decrease in debt borrowings utilized to fund acquisitions in the first six months ended July 1, 2023 compared to the first six months ended July 2, 2022.

Capital expenditures of $234.3 million were made during the first six months of fiscal 2023, compared to $151.5 million in the first six months of fiscal 2022. The Company expects to incur additional capital expenditures of approximately $330 million for the remainder of fiscal 2023 including compliance and expansion projects and spending related to acquired companies. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $26.7 million and $16.9 million during the first six months ended July 1, 2023 and July 2, 2022, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first six months of fiscal 2023, the Company has an accrued balance of approximately $20.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at July 1, 2023.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self-insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.2 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended July 1, 2023 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended July 1, 2023 of approximately $1.5 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the recent turmoil in the world banking markets and the Russia-Ukraine war, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During the second quarter of fiscal 2023, the Company was notified by one of their multiemployer plans that an additional partial withdrawal liability was incurred and the Company also received a notification that another one of its multiemployer plans liabilities was being reduced. As a result of these events, the Company recorded an additional liability of approximately $2.8 million. As of July 1, 2023, the Company has an aggregate accrued liability of approximately $6.6 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million, with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In September 2022 and again in December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company's full $25.0 million commitment. The Company received interest from the DGD Joint Venture for the three months ended July 1, 2023 and July 2, 2022 of approximately $0.1 million and $0.2 million, respectively and received interest from the DGD Joint Venture for the six months ended July 1, 2023 and July 2, 2022 of approximately $0.6 million and $0.4 million, respectively. As of July 1, 2023 and December 31, 2022, zero and $25.0 million, respectively, was owed to Darling Green under the 2023 DGD Loan Agreement and the 2019 DGD Loan Agreement, as applicable. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of July 1, 2023, the DGD Joint Venture has borrowings outstanding of $50.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St Charles Plant, and each partner has subsequently made $528.8 million in additional capital contributions to the DGD Joint Venture. As of July 1, 2023, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,144.0 million included on the consolidated balance sheet.

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

From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities worldwide to transporting the refined fats to the DGD St. Charles and Port Arthur Plants as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the ability of the Company's Midwest network of facilities to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. In fiscal 2022, Darling acquired both Valley Proteins and FASA, each of which supply additional feedstocks to DGD. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company includes its equity in net income of the DGD Joint Venture as operating income.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the COVID-19 outbreak and the Russia-Ukraine war and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2023 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, other than the Company's previously announced acquisition of Miropasz for approximately €110.0 million in cash, which will be financed through borrowings under the Company's Amended Credit Agreement, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture SAF project or potential investments in additional renewable diesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2024, unless further extended or shortened by the Board of Directors. During the first six months of fiscal 2023, the Company has repurchased approximately $52.9 million of its common stock in the open market. As of July 1, 2023, the Company had approximately $321.6 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $299.7 million of commodity products consisting of approximately $96.4 million of finished products, approximately $186.4 million of natural gas and diesel fuel and approximately $16.9 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at July 1, 2023.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2023 and through fiscal 2027, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company's Amended Credit Agreement at July 1, 2023 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,871
Standby letters of credit (ancillary facility)	25,672
Foreign and domestic bank guarantees	23,871
Total other commercial commitments:	$53,414

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.   Statements that are not statements of historical facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “planned,” “contemplate,” “potential,” “possible,” “proposed,” “intend,” “believe,” “anticipate,” “expect,” “may,” “will,” “would,” “should,” “could,” and similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical facts included in this report are forward looking statements, including, without limitation, the statements under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the Company’s financial position or the Company's use of cash.  Forward-looking statements are based on the Company's current expectations and assumptions regarding its business, the economy and other future conditions. The Company cautions readers that any such forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in its forward-looking statements as a result of a variety of factors, including many that are beyond the Company's control.

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices; changes to government policies around the world relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), severe acute respiratory syndrome (“SARS”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of African Swine Fever in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions, a decline in margins on the products produced by the DGD Joint Venture and issues relating to the announced SAF upgrade project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; tax changes, such as the introduction of a global minimum tax; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, such as the recent turmoil in the world banking markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company's natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At July 1, 2023, the Company had soybean meal forward and option contracts, foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts, soybean meal forward and option contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first and second quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-Month SOFR rate, which excludes margin. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At July 1, 2023, the aggregate fair value of these interest rate swaps was approximately $13.3 million. These amounts are included in other current assets and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% fixed rate while receiving a weighted average fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income (loss) associated with the interest rate differential between the U.S. dollar and a Euro denominated intercompany loan to interest expense. At July 1, 2023, the aggregate fair value of these cross currency swaps was approximately $4.1 million. These amounts are included in other current assets and other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2023. There are not any open designated corn option contracts at July 1, 2023. As of July 1, 2023 and December 31, 2022 the aggregate fair value of these corn option contracts was approximately $0.0 million and $0.9 million, respectively. The amounts outstanding as of December 31, 2022 are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2022 and the first quarter of fiscal 2023, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2024. As of July 1, 2023 and December 31, 2022, the aggregate fair value of these foreign exchange contracts was approximately $33.6 million and $13.8 million, respectively. As of July 1, 2023, approximately $28.7 million is included in other current assets and approximately $4.9 million is included in other assets, with an offset recorded in accumulated other comprehensive loss. As of December 31, 2022, approximately $15.6 million is included in other current assets, approximately $1.0 million is included in accrued expenses and approximately $0.8 million is included in other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022 and fiscal 2023, the Company entered into soybean meal forward and option contracts to hedge a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2023. As of July 1, 2023 and December 31, 2022, the aggregate fair value of the soybean meal contracts was $0.1 million and $0.6 million, respectively. The amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of July 1, 2023, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	36,462	Euro	6,778	5.24 - 5.76	$7,567
Brazilian real	3,073,819	U.S. dollar	742,803	3.35 - 6.63	742,803
Euro	26,862	U.S. dollar	29,329	1.08 - 1.11	29,329
Euro	33,017	Polish zloty	147,500	4.45 - 4.50	36,052
Euro	10,790	Japanese yen	1,661,510	146.39 - 156.83	11,781
Euro	20,614	Chinese renminbi	158,683	7.33 - 7.89	22,508
Euro	18,250	Australian dollar	29,691	1.62 - 1.64	19,927
Euro	4,842	British pound	4,162	0.86	5,287
Euro	35	Canadian dollar	50	1.44	38
Polish zloty	1,380	U.S. dollar	339	4.07	339
Polish zloty	31,858	Euro	7,170	4.44 - 4.46	7,816
British pound	69	Euro	81	0.86	88
Japanese yen	371,817	U.S. dollar	2,716	132.67 - 142.51	2,716
U.S. dollar	1,094	Japanese yen	156,000	142.54	1,094
U.S. dollar	562,340	Euro	519,182	1.08	562,340
					$1,449,685

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $1.9 million and are included in other current assets and accrued expenses at July 1, 2023.

Additionally, the Company had corn forward contracts and soybean meal forward and option contracts that are marked to market because they did not qualify for hedge accounting at July 1, 2023. These contracts have an aggregate fair value of approximately $0.5 million and $0.3 million, respectively and are included in other current assets and accrued expenses at July 1, 2023.

As of July 1, 2023, the Company had forward purchase agreements in place for purchases of approximately $186.4 million of natural gas and diesel fuel and approximately $16.9 million of other commitments during the next five years. As of July 1, 2023, the Company had forward purchase agreements in place for purchases of approximately $96.4 million of finished product during the next five years.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 1, 2023

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 18 (Contingencies) on pages 29 through 30 of this Form 10-Q and is incorporated herein by reference.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years ending August 13, 2024 of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company's common stock depending on market conditions. During the first six months of fiscal 2023, the Company repurchased approximately $52.9 million, including commissions, worth of its common stock in the open market. As of July 1, 2023, the Company had approximately $321.6 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

The following table is a summary of equity securities purchased by the Company during the second quarter of fiscal 2023.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
April 2023:
April 2, 2023 through April 29, 2023	194		58.30	—	$330,728,221
May 2023:
April 30, 2023 through May 27, 2023	5,650		61.52	—	330,728,221
June 2023:
May 28, 2023 through July 1, 2023	158,518		62.13	153,202	321,584,728
Total	164,362	(3)	61.62	153,202	$321,584,728

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
(3)    Includes 11,160 shares withheld for the exercise of options and taxes on restricted stock, restricted stock units, performance units and options. The 153,202 shares were repurchased at an average of $59.57 per share.
(4)    Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced, to repurchase up to an aggregate of $500.0 million of the Company's common stock over the period ending August 13, 2024, unless extended or shortened by the Board of Directors.

Item 5.    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

4.1
Second Supplemental Indenture, dated as of June 20, 2023, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Citibank, N.A., London Branch, as trustee (filed herewith).

4.2	Second Supplemental Indenture, dated as of June 20, 2023, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Regions Bank, as trustee (filed herewith).
4.3	Third Supplemental Indenture, dated as of June 20, 2023, by and among Darling Ingredients Inc., as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed herewith).
10.1	Non-Employee Director Compensation Program effective May 2023 (filed herewith).
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Brad Phillips, the Chief Financial Officer of the Company.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of July 1, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three and six months ended July 1, 2023 and July 2, 2022; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended July 1, 2023 and July 2, 2022; (iv) Consolidated Statements of Stockholders' Equity for the six months ended July 1, 2023 and July 2, 2022; (v) Consolidated Statements of Cash Flows for the six months ended July 1, 2023 and July 2, 2022; (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 8, 2023	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)