Form 10-Q
period 2023-09-30
DARLING INGREDIENTS INC.
filed 2023-11-07
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 159,532,286 shares of common stock, $0.01 par value, outstanding at November 2, 2023.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2023 and December 31, 2022
(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$118,977	$127,016
Restricted cash	304	315
Accounts receivable, less allowance for bad debts of $17,525 at September 30, 2023 and $11,889 at December 31, 2022	735,582	676,573
Inventories	822,765	673,621
Prepaid expenses	101,559	85,665
Income taxes refundable	25,689	18,583
Other current assets	38,119	56,324
Total current assets	1,842,995	1,638,097
Property, plant and equipment, less accumulated depreciation of $2,252,257 at September 30, 2023 and $2,054,928 at December 31, 2022	2,798,727	2,462,082
Intangible assets, less accumulated amortization of $709,690 at September 30, 2023 and $623,101 at December 31, 2022	1,091,446	865,122
Goodwill	2,447,376	1,970,377
Investment in unconsolidated subsidiaries	2,164,182	1,926,395
Operating lease right-of-use assets	202,947	186,141
Other assets	238,053	136,268
Deferred income taxes	24,611	17,888
	$10,810,337	$9,202,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$73,862	$69,846
Accounts payable, principally trade	394,748	472,491
Income taxes payable	18,294	44,851
Current operating lease liabilities	52,378	49,232
Accrued expenses	494,421	432,023
Total current liabilities	1,033,703	1,068,443
Long-term debt, net of current portion	4,338,126	3,314,969
Long-term operating lease liabilities	154,858	141,703
Other non-current liabilities	313,889	298,933
Deferred income taxes	502,779	481,832
Total liabilities	6,343,355	5,305,880
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 174,426,268 and 173,593,099 shares issued at September 30, 2023 and December 31, 2022, respectively	1,744	1,736
Additional paid-in capital	1,691,636	1,660,084
Treasury stock, at cost; 14,893,860 and 13,623,503 shares at September 30, 2023 and December 31, 2022, respectively	(628,991)	(554,451)
Accumulated other comprehensive loss	(332,413)	(383,874)
Retained earnings	3,648,738	3,085,528
Total Darling's stockholders’ equity	4,380,714	3,809,023
Noncontrolling interests	86,268	87,467
Total stockholders' equity	4,466,982	3,896,490
	$10,810,337	$9,202,370
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2023 and October 1, 2022
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$1,625,204	$1,747,599	$5,173,997	$4,764,121
Costs and expenses:
Cost of sales and operating expenses	1,238,733	1,371,237	3,965,408	3,623,321
Loss/(gain) on sale of assets	929	(3,116)	861	(4,560)
Selling, general and administrative expenses	137,697	105,080	409,914	314,888
Restructuring and asset impairment charges	—	—	5,420	8,557
Acquisition and integration costs	3,430	4,503	12,158	13,634
Change in fair value of contingent consideration	(5,559)	—	(13,058)	—
Depreciation and amortization	125,994	104,978	364,086	277,337
Total costs and expenses	1,501,224	1,582,682	4,744,789	4,233,177
Equity in net income of Diamond Green Diesel	54,389	103,414	361,690	248,898
Operating income	178,369	268,331	790,898	779,842

Other expense:
Interest expense	(70,278)	(39,816)	(190,770)	(79,427)
Foreign currency gain/(loss)	845	(493)	8,339	(6,005)
Other income/(expense), net	2,247	(2,807)	13,485	(3,851)
Total other expense	(67,186)	(43,116)	(168,946)	(89,283)

Equity in net income of other unconsolidated subsidiaries	1,534	2,301	3,503	5,933
Income before income taxes	112,717	227,516	625,455	696,492

Income tax expense/(benefit)	(15,364)	35,215	52,322	108,631

Net income	128,081	192,301	573,133	587,861

Net income attributable to noncontrolling interests	(3,055)	(1,220)	(9,923)	(6,731)

Net income attributable to Darling	$125,026	$191,081	$563,210	$581,130

Basic income per share	$0.78	$1.19	$3.52	$3.60
Diluted income per share	$0.77	$1.17	$3.47	$3.54

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months ended September 30, 2023 and October 1, 2022
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$128,081	$192,301	$573,133	$587,861
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(81,497)	(96,848)	57,312	(187,321)
Pension adjustments	327	429	981	1,286
Commodities derivative adjustments	(29,288)	26,620	(25,826)	29,024
Interest rate swap adjustments	1,911	—	12,237	—
Foreign exchange derivative adjustments	(10,425)	(2,476)	4,466	6,240
Total other comprehensive income/(loss), net of tax	(118,972)	(72,275)	49,170	(150,771)
Total comprehensive income	$9,109	$120,026	$622,303	$437,090
Comprehensive income attributable to noncontrolling interests	3,935	1,177	7,632	7,409
Comprehensive income attributable to Darling	$5,174	$118,849	$614,671	$429,681

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2023 and October 1, 2022
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 31, 2022	159,969,596	$1,736	$1,660,084	$(554,451)	$(383,874)	$3,085,528	$3,809,023	$87,467	$3,896,490
Net income	—	—	—	—	—	185,801	185,801	4,054	189,855
Deductions to noncontrolling interests	—	—	—	—	—	—	—	(3,441)	(3,441)
Addition to noncontrolling interests	—	—	—	—	—	—	—	1,643	1,643
Pension adjustments, net of tax	—	—	—	—	327	—	327	—	327
Commodities derivative adjustments, net of tax	—	—	—	—	21,124	—	21,124	—	21,124
Interest rate swap adjustments, net of tax	—	—	—	—	720	—	720	—	720
Foreign exchange derivative adjustments, net of tax	—	—	—	—	5,620	—	5,620	—	5,620
Foreign currency translation adjustments	—	—	—	—	56,875	—	56,875	(658)	56,217
Issuance of non-vested stock	—	—	47	—	—	—	47	—	47
Stock-based compensation	—	—	11,806	—	—	—	11,806	—	11,806
Treasury stock	(1,039,462)	—	—	(60,510)	—	—	(60,510)	—	(60,510)
Issuance of common stock	633,972	6	1,695	—	—	—	1,701	—	1,701
Balances at April 1, 2023	159,564,106	$1,742	$1,673,632	$(614,961)	$(299,208)	$3,271,329	$4,032,534	$89,065	$4,121,599
Net income	—	—	—	—	—	252,383	252,383	2,814	255,197
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(9,036)	(9,036)
Addition to noncontrolling interests	—	—	—	—	—	—	—	2,003	2,003
Pension adjustments, net of tax	—	—	—	—	327	—	327	—	327
Commodities derivative adjustments, net of tax	—	—	—	—	(17,662)	—	(17,662)	—	(17,662)
Interest rate swap adjustments, net of tax	—	—	—	—	9,606	—	9,606	—	9,606
Foreign exchange derivative adjustments, net of tax	—	—	—	—	9,271	—	9,271	—	9,271
Foreign currency translation adjustments	—	—	—	—	85,105	—	85,105	(2,513)	82,592
Issuance of non-vested stock	—	—	46	—	—	—	46	—	46
Stock-based compensation	—	—	6,186	—	—	—	6,186	—	6,186
Treasury stock	(164,362)	—	—	(9,891)	—	—	(9,891)	—	(9,891)
Issuance of common stock	90,162	1	324	—	—	—	325	—	325
Balances at July 1, 2023	159,489,906	$1,743	$1,680,188	$(624,852)	$(212,561)	$3,523,712	$4,368,230	$82,333	$4,450,563
Net income	—	—	—	—	—	125,026	125,026	3,055	128,081
Pension adjustments, net of tax	—	—	—	—	327	—	327	—	327
Commodities derivative adjustments, net of tax	—	—	—	—	(29,288)	—	(29,288)	—	(29,288)
Interest rate swap adjustments, net of tax	—	—	—	—	1,911	—	1,911	—	1,911
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(10,425)	—	(10,425)	—	(10,425)
Foreign currency translation adjustments	—	—	—	—	(82,377)	—	(82,377)	880	(81,497)
Issuance of non-vested stock	—	—	47	—	—	—	47	—	47
Stock-based compensation	—	—	8,914	—	—	—	8,914	—	8,914
Treasury stock	(66,533)	—	—	(4,139)	—	—	(4,139)	—	(4,139)
Issuance of common stock	109,035	1	2,487	—	—	—	2,488	—	2,488
Balances at September 30, 2023	159,532,408	$1,744	$1,691,636	$(628,991)	$(332,413)	$3,648,738	$4,380,714	$86,268	$4,466,982
The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2023 and October 1, 2022
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 1, 2022	160,792,004	$1,717	$1,627,816	$(374,721)	$(321,690)	$2,347,838	$3,280,960	$66,825	$3,347,785
Net income	—	—	—	—	—	188,053	188,053	2,678	190,731
Pension adjustments, net of tax	—	—	—	—	429	—	429	—	429
Commodities derivative adjustments, net of tax	—	—	—	—	(22,058)	—	(22,058)	—	(22,058)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	29,435	—	29,435	—	29,435
Foreign currency translation adjustments	—	—	—	—	2,515	—	2,515	867	3,382
Issuance of non-vested stock	5,000	—	18	—	—	—	18	—	18
Stock-based compensation	—	—	6,305	—	—	—	6,305	—	6,305
Treasury stock	(938,113)	—	—	(64,185)	—	—	(64,185)	—	(64,185)
Issuance of common stock	1,644,866	17	3,791	—	—	—	3,808	—	3,808
Balances at April 2, 2022	161,503,757	$1,734	$1,637,930	$(438,906)	$(311,369)	$2,535,891	$3,425,280	$70,370	$3,495,650
Net income	—	—	—	—	—	201,996	201,996	2,833	204,829
Pension adjustments, net of tax	—	—	—	—	428	—	428	—	428
Commodities derivative adjustments, net of tax	—	—	—	—	24,462	—	24,462	—	24,462
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(20,719)	—	(20,719)	—	(20,719)
Foreign currency translation adjustments	—	—	—	—	(93,709)	—	(93,709)	(146)	(93,855)
Issuance of non-vested stock	—	—	30	—	—	—	30	—	30
Stock-based compensation	—	—	7,016	—	—	—	7,016	—	7,016
Treasury stock	(751,432)	—	—	(52,811)	—	—	(52,811)	—	(52,811)
Issuance of common stock	108,586	1	1,492	—	—	—	1,493	—	1,493
Balances at July 2, 2022	160,860,911	$1,735	$1,646,468	$(491,717)	$(400,907)	$2,737,887	$3,493,466	$73,057	$3,566,523
Acquisitionn of noncontrolling interests	—	—	—	—	—	—	—	18,212	18,212
Net income	—	—	—	—	—	191,081	191,081	1,220	192,301
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,744)	(3,744)
Pension adjustments, net of tax	—	—	—	—	429	—	429	—	429
Commodities derivative adjustments, net of tax	—	—	—	—	26,620	—	26,620	—	26,620
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(2,476)	—	(2,476)	—	(2,476)
Foreign currency translation adjustments	—	—	—	—	(96,805)	—	(96,805)	(43)	(96,848)
Issuance of non-vested stock	1,500	—	35	—	—	—	35	—	35
Stock-based compensation	—	—	5,480	—	—	—	5,480	—	5,480
Treasury stock	(623,359)	—	—	(38,188)	—	—	(38,188)	—	(38,188)
Issuance of common stock	27,428	—	470	—	—	—	470	—	470
Balances at October 1, 2022	160,266,480	$1,735	$1,652,453	$(529,905)	$(473,139)	$2,928,968	$3,580,112	$88,702	$3,668,814

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2023 and October 1, 2022
(in thousands)
(unaudited)

	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net Income	$573,133	$587,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364,086	277,337
Loss/(gain) on sale of assets	861	(4,560)
Asset impairment	—	8,557
Change in fair value of contingent consideration	(13,058)	—
Gain on insurance proceeds from insurance settlements	(13,836)	—
Deferred taxes	(18,192)	42,120
Increase/(decrease) in long-term pension liability	809	(2,753)
Stock-based compensation expense	27,046	18,884
Deferred loan cost amortization	4,674	3,552
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(365,193)	(254,831)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	168,277	95,546
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	25,731	(45,457)
Income taxes refundable/payable	(39,123)	(2,004)
Inventories and prepaid expenses	(22,694)	(140,971)
Accounts payable and accrued expenses	(39,570)	78,656
Other	29,337	(23,499)
Net cash provided by operating activities	682,288	638,438
Cash flows from investing activities:
Capital expenditures	(380,556)	(257,120)
Acquisitions, net of cash acquired	(1,093,183)	(1,760,139)
Investment in Diamond Green Diesel	(75,000)	(239,750)
Investment in other unconsolidated subsidiaries	(27)	—
Loan to Diamond Green Diesel	—	(25,000)
Loan repayment from Diamond Green Diesel	25,000	50,000
Gross proceeds from disposal of property, plant and equipment and other assets	4,817	9,430
Proceeds from insurance settlement	13,836	—
Payments related to routes and other intangibles	(1,521)	(179)
Net cash used in investing activities	(1,506,634)	(2,222,758)
Cash flows from financing activities:
Proceeds from long-term debt	812,348	1,929,870
Payments on long-term debt	(102,463)	(39,511)
Borrowings from revolving credit facility	1,972,953	1,684,840
Payments on revolving credit facility	(1,707,840)	(1,743,523)
Net cash overdraft financing	6,008	21,090
Deferred loan costs	(9)	(16,758)
Repurchase of common stock	(52,941)	(103,061)
Minimum withholding taxes paid on stock awards	(17,278)	(46,394)
Distributions to noncontrolling interests	(8,628)	(3,653)
Net cash provided by financing activities	902,150	1,682,900
Effect of exchange rate changes on cash	25,559	(20,295)
Net increase in cash, cash equivalents and restricted cash	103,363	78,285
Cash, cash equivalents and restricted cash at beginning of period	150,168	69,072
Cash, cash equivalents and restricted cash at end of period	$253,531	$147,357

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2023
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2023 and October 1, 2022, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2022.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of September 30, 2023, and include the 13 and 39 weeks ended September 30, 2023, and the 13 and 39 weeks ended October 1, 2022.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022, primarily represented amounts set aside as collateral for foreign construction projects and U.S. environmental claims and were insignificant to the Company. Restricted cash included in other long term assets on the Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022, primarily represents acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company's name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$118,977	$127,016
Restricted cash	304	315
Restricted cash included in other long-term assets	134,250	22,837
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$253,531	$150,168

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended September 30, 2023 and October 1, 2022, the Company sold approximately $110.2 million and $162.7 million of its trade receivables and incurred approximately $1.7 million and $1.2 million in fees, respectively, which are recorded as interest expense. For the nine months ended September 30, 2023 and October 1, 2022, the Company sold approximately $402.2 million and $434.0 million of its trade receivables and incurred approximately $5.4 million and $2.3 million in fees, which are recorded as interest expense.

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

As a result of the Russia-Ukraine war and the current inflationary environment, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the nine months ended September 30, 2023, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the Russia-Ukraine war or inflation.

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

The Company assessed the impact of this error and concluded that it was not material to the financial statements previously issued for any interim or annual period, and the correction of the error during the quarter ended July 1, 2023 was not material to the second quarter 2023 financial statements and is not expected to be material to the annual financial statements for fiscal 2023. The correction of the fair value of the contingent consideration liability at the acquisition date was recorded as an immaterial out-of-period correction during the quarter ended July 1, 2023 with the offset to the balance sheet recorded as a reduction to goodwill of approximately $85.1 million, which is included in the Feed Ingredients segment.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		September 30, 2023			October 1, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$125,026	159,727	$0.78	$191,081	160,587	$1.19
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,409			3,755
Less: Pro forma treasury shares		(711)			(707)
Diluted:
Net income attributable to Darling	$125,026	162,425	$0.77	$191,081	163,635	$1.17

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		September 30, 2023			October 1, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$563,210	159,894	$3.52	$581,130	161,205	$3.60
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,378			3,837
Less: Pro forma treasury shares		(735)			(715)
Diluted:
Net income attributable to Darling	$563,210	162,537	$3.47	$581,130	164,327	$3.54

For the three months ended September 30, 2023 and October 1, 2022, respectively, no outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the three months ended September 30, 2023 and October 1, 2022, respectively, 382,404 and 223,157 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended September 30, 2023 and October 1, 2022, respectively, no outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the nine months ended September 30, 2023 and October 1, 2022, respectively, 470,213 and 249,618 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	September 30, 2023	December 31, 2022
Assets:
Total current assets	$1,641,934	$1,304,805
Property, plant and equipment, net	3,831,367	3,866,854
Other assets	94,149	61,665
Total assets	$5,567,450	$5,233,324
Liabilities and members' equity:
Total current portion of long term debt	$228,365	$217,066
Total other current liabilities	391,027	515,023
Total long term debt	744,451	774,783
Total other long term liabilities	16,408	17,249
Total members' equity	4,187,199	3,709,203
Total liabilities and members' equity	$5,567,450	$5,233,324

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Operating revenues	$1,430,666	$1,470,036	$5,356,827	$3,906,614
Expenses:
Total costs and expenses less depreciation, amortization and accretion expense	1,257,766	1,229,371	4,430,485	3,311,608
Depreciation, amortization and accretion expense	55,118	31,793	172,040	89,602
Total costs and expenses	1,312,884	1,261,164	4,602,525	3,401,210
Operating income	117,782	208,872	754,302	505,404
Other income	2,701	1,215	6,863	1,926
Interest and debt expense, net	(11,705)	(3,259)	(37,785)	(9,534)
Net income	$108,778	$206,828	$723,380	$497,796

As of September 30, 2023, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,096.9 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $54.4 million and $103.4 million for the three months ended September 30, 2023 and October 1, 2022, respectively. The Company has recorded equity in net income from the DGD Joint Venture of approximately $361.7 million and $248.9 million for the nine months ended September 30, 2023 and October 1, 2022, respectively. In December 2019, the blender tax credits were extended for calendar years 2020, 2021 and 2022. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blender tax credits were extended as is until December 31, 2024. After 2024, the Clean Fuels Production Credit (the “CFPC”) becomes effective from 2025 through 2027. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. In contrast to the blenders tax credits, the CFPC requires that production must take place in the United States. For the three months ended September 30, 2023 and September 30, 2022, the DGD Joint Venture recorded approximately $266.4 million and $190.3 million of blenders tax credits, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the DGD Joint Venture recorded approximately $900.0 million and $544.6 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the nine months ended September 30, 2023 and October 1, 2022, respectively, the Company made $75.0 million and $239.8 million capital contributions to the DGD Joint Venture. In the nine months ended September 30, 2023 and October 1, 2022, the Company received $163.6 million and $90.5 million dividend distributions from the DGD Joint Venture, respectively. As of September 30, 2023, the DGD Joint Venture has borrowings outstanding of $200.0 million under their unsecured revolving credit facility.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

Gelnex

On March 31, 2023, the Company acquired all of the shares of Gelnex, a leading global producer of collagen products (the “Gelnex Acquisition”). The Gelnex Acquisition includes a network of five processing facilities in South America and one in the United States. The initial purchase price of approximately $1.2 billion was comprised of an initial cash payment of approximately $1.1 billion, which consisted of a payment of approximately R$4.3 billion Brazilian real (approximately $855.1 million USD at the exchange rate of R$5.08:USD$1.00 on the closing date) and a payment of approximately $243.5 million in USD, and is subject to various post-closing adjustments in accordance with the stock purchase agreement. In addition, the Company incurred a liability of approximately $104.1 million for acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company's name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. The Gelnex Acquisition gives us immediate capacity to serve the growing needs of our collagen customers and the growing gelatin market. The initial purchase price was financed by borrowing all of the Company's term A-3 facility of $300.0 million and term A-4 facility of $500.0 million, with the remainder coming through revolver borrowings under the Company's Amended Credit Agreement. During the third quarter of fiscal 2023, the Company made immaterial working capital adjustments and made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $14.1 million with an offset to goodwill. In addition, the Company obtained new information about facts and circumstances that existed at the acquisition date during the third quarter of 2023 that resulted in measurement period adjustments to increase property, plant and equipment by approximately $15.7 million, increase intangible assets by approximately $66.5 million, decrease goodwill by approximately $75.8 million, increase deferred tax liabilities by approximately $6.2 million and a decrease in other assets and liabilities of approximately $0.2 million.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in the Gelnex Acquisition as of March 31, 2023 (in thousands) inclusive of all measurement period adjustments recorded:

Accounts receivable	$81,025
Inventories	141,066
Other current assets	3,477
Property, plant and equipment	143,509
Identifiable intangible assets	350,500
Goodwill	564,467
Operating lease right-of-use assets	134
Other assets	2,703
Deferred tax asset	857
Accounts payable	(15,059)
Current operating lease liabilities	(26)
Current portion of long-term debt	(44,692)
Accrued expenses	(18,887)
Long-term debt, net of current portion	(1,407)
Long-term operating lease liabilities	(123)
Deferred tax liability	(10,298)
Other noncurrent liabilities	(19)
Purchase price, net of cash acquired	$1,197,227
Less hold-back	104,145
Cash paid for acquisition, net of cash acquired	$1,093,082

The $564.5 million of goodwill from the Gelnex Acquisition, which is expected to strengthen the Company's gelatin business and expand its ability to service increased demand of its collagen customer base, is assigned to the Food Ingredients segment. Of the preliminary goodwill booked in the Gelnex Acquisition approximately $446.5 million is expected to be deductible for tax purposes. The identifiable intangible assets include $342.5 million in customer relationships with a weighted average life of 11.4 years and $8.0 million in trade name with a life of 5 years for a total weighted average life of approximately 11.3 years. The Company is still assessing the provisional amounts recorded for assets acquired and liabilities assumed including possible future price adjustments to property, plant and equipment, intangible assets and taxes, thus the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustments to the values presented in the above table with a corresponding adjustment to goodwill.

The amount of net sales and net income (loss) from the Gelnex Acquisition included in the Company's consolidated statement of operations for the three months ended September 30, 2023 was $88.8 million and $1.1 million, respectively. The amount of net sales and net income (loss) from the Gelnex Acquisition included in the Company's consolidated statement of operations for the nine months ended September 30, 2023 was $180.0 million and $(18.0) million, respectively. The Company incurred acquisition costs related to the Gelnex Acquisition for the three and nine months ended September 30, 2023 of approximately $0.6 million and $6.5 million, respectively.

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

The hold-back and contingent consideration amounts represent noncash investing activities during the period of acquisition. The Company initially financed the FASA Acquisition by borrowing approximately $515.0 million of revolver borrowings under the Company's Amended Credit Agreement, with the remainder coming from cash on hand. During the fourth quarter of fiscal 2022, the Company made immaterial working capital adjustments and made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $7.1 million with an offset to goodwill. The Company obtained new information about facts and circumstances that existed at the acquisition date during the first and second quarter of 2023 that resulted in measurement period adjustments to increase property, plant and equipment by approximately $81.5 million, decrease intangible assets by approximately $41.7 million, decrease goodwill by approximately $21.5 million, increase deferred tax liabilities by approximately $16.0 million and increase other assets and liabilities by approximately $2.3 million, with the net impact of the adjustments to the consolidated statement of operations being immaterial.

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

The $301.9 million of goodwill from the FASA Acquisition, which is expected to strengthen the Company's base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment and is nondeductible for tax purposes. The identifiable intangible assets include $108.6 million in routes with a life of 12 years and $10.9 million in trade name with a life of 5 years for a total weighted average life of approximately 11.4 years.

The amount of net sales and net income (loss) from the FASA Acquisition included in the Company's consolidated statement of operations for the three months ended September 30, 2023 was $75.8 million and $(3.5) million, respectively. The amount of net sales and net income (loss) from the FASA Acquisition included in the Company's consolidated statement of operations for the nine months ended September 30, 2023 was $259.6 million and $(1.7) million, respectively.

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

The amount of net sales and net income (loss) from the Valley Acquisition included in the Company's consolidated statement of operations for the three months ended September 30, 2023 was $197.1 million and $(11.3) million, respectively. The amount of net sales and net income (loss) from the Valley Acquisition included in the Company's consolidated statement of operations for the nine months ended September 30, 2023 was $623.4 million and $(7.7) million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$1,625,204	$1,886,794	$5,272,264	$5,592,717
Net income	128,081	201,708	576,188	573,591
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

Additionally, the Company completed other immaterial acquisitions in the first nine months of fiscal 2023 and 2022.

On November 2, 2022, the Company announced that we entered into a definitive agreement to purchase Polish rendering company, Miropasz Group for approximately €110.0 million, subject to post-closing adjustments. The transaction is subject to customary approvals, including the receipt of regulatory approval and is anticipated to close in the first quarter of 2024.

The Company incurred acquisition costs and integration costs of approximately $3.4 million and $4.5 million for the three months ended September 30, 2023 and October 1, 2022, respectively. The Company incurred acquisition and integration costs of approximately $12.2 million and $13.6 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	September 30, 2023	December 31, 2022
Finished product	$481,874	$384,289
Work in process	130,810	100,790
Raw material	70,953	69,164
Supplies and other	139,128	119,378
	$822,765	$673,621

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	September 30, 2023	December 31, 2022
Indefinite Lived Intangible Assets:
Trade names	$51,421	$51,639
	51,421	51,639
Finite Lived Intangible Assets:
Routes	738,307	776,909
Customer relationships	350,506	4,377
Permits	555,318	557,083
Non-compete agreements	395	695
Trade names	85,013	76,549
Royalty, consulting, land use rights and leasehold	20,176	20,971
	1,749,715	1,436,584
Accumulated Amortization:
Routes	(226,534)	(192,170)
Customer relationships	(20,222)	(3,938)
Permits	(396,303)	(368,005)
Non-compete agreements	(334)	(563)
Trade names	(60,921)	(53,486)
Royalty, consulting, land use rights and leasehold	(5,376)	(4,939)
	(709,690)	(623,101)
Total Intangible assets, less accumulated amortization	$1,091,446	$865,122

Gross intangible assets changed due to net acquisition activity in the first nine months of fiscal 2023 by approximately $311.6 million and the remaining change is due to foreign currency translation and retirements. Amortization expense for the three months ended September 30, 2023 and October 1, 2022, was approximately $32.2 million and $25.4 million, respectively, and for the nine months ended September 30, 2023 and October 1, 2022 was approximately $91.7 million and $62.8 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 31, 2022
Goodwill	$1,556,855	$320,807	$143,379	$2,021,041
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,540,941	317,637	111,799	1,970,377
Goodwill acquired during year	3,247	626,202	—	629,449
Measurement period adjustments	(21,270)	(61,735)	(66)	(83,071)
Out-of-period correction (1)	(85,144)	—	—	(85,144)
Foreign currency translation	13,060	3,693	(988)	15,765
Balance at September 30, 2023
Goodwill	1,466,748	888,967	142,325	2,498,040
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,450,834	$885,797	$110,745	$2,447,376

(1)    As disclosed in Note 2(g), the immaterial out-of-period correction made during the quarter ended July 1, 2023 resulted in a reduction of goodwill recorded associated with the FASA Acquisition of approximately $85.1 million, which is included in the Feed Ingredients segment.

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation and benefits	$145,528	$145,048
Accrued operating expenses	100,439	97,128
Other accrued expense	248,454	189,847
	$494,421	$432,023

(9)    Debt

Debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Amended Credit Agreement:
Revolving Credit Facility ($118.5 million and $32.0 million denominated in € at September 30, 2023 and December 31, 2022, respectively)	$399,518	$135,028

Term A-1 facility	400,000	400,000
Less unamortized deferred loan costs	(590)	(722)
Carrying value Term A-1 facility	399,410	399,278

Term A-2 facility	484,375	493,750
Less unamortized deferred loan costs	(837)	(1,034)
Carrying value Term A-2 facility	483,538	492,716

Term A-3 facility	300,000	—
Less unamortized deferred loan costs	(898)	—
Carrying value Term A-3 facility	299,102	—

Term A-4 facility	493,750	—
Less unamortized deferred loan costs	(1,085)	—
Carrying value Term A-4 facility	492,665	—

Term Loan B	200,000	200,000
Less unamortized deferred loan costs	(818)	(1,302)
Carrying value Term Loan B	199,182	198,698

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premium	(6,642)	(7,228)
Carrying value 6% Senior Notes due 2030	993,358	992,772

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(3,471)	(4,127)
Carrying value 5.25% Senior Notes due 2027	496,529	495,873

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	544,973	549,814
Less unamortized deferred loan costs - Denominated in euro	(2,912)	(3,728)
Carrying value 3.625% Senior Notes due 2026	542,061	546,086

Other Notes and Obligations	106,625	124,364
	4,411,988	3,384,815
Less Current Maturities	73,862	69,846
	$4,338,126	$3,314,969

As of September 30, 2023, the Company had outstanding debt under the revolving credit facility denominated in euros of €112.0 million and outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. In addition, at September 30, 2023, the Company had finance lease obligations denominated in euros of approximately €7.5 million.

As of September 30, 2023, the Company had other notes and obligations of $106.6 million that consist of various overdraft facilities of approximately $30.6 million, Brazilian notes of approximately $43.1 million, a China working capital line of credit of approximately $1.9 million and other debt of approximately $31.0 million, including U.S. finance lease obligations of approximately $4.6 million.

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

As of September 30, 2023, the Company had (i) $21.0 million outstanding under the revolving credit facility at base rate plus a margin of 0.375% per annum for a total of 8.875% per annum, (ii) $260.0 million outstanding under the revolver at SOFR plus a margin of 1.375% per annum for a total of 6.79108% per annum, (iii) $400.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.50% per annum for a total of 6.91608% per annum, (iv) $484.4 million outstanding under the term A-2 facility at SOFR plus a margin of 1.375% per annum for a total of 6.79108% per annum, (v) $300.0 million outstanding under the term A-3 facility at SOFR plus a margin 1.50% per annum for a total of 6.91608% per annum, (vi) $493.8 million outstanding under the term A-4 facility at SOFR plus a margin 1.375% per annum for a total of 6.79108% per annum, (vii) $200.0 million outstanding under the term B facility at LIBOR plus a margin of 2.00% per annum for a total of 7.44% per annum and (viii) €112.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.375% per annum for a total of 5.17646% per annum. As of September 30, 2023, the Company had revolving credit facility availability of $1,044.0 million, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $52.6 million and letters of credit issued of $3.9 million. The Company also had foreign bank guarantees of approximately $11.5 million and U.S. bank guarantees of approximately $10.9 million that are not part of the Company's Amended Credit Agreement at September 30, 2023.

As of September 30, 2023, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(10)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued pension liability	$22,067	$22,538
Reserve for self-insurance, litigation, environmental and tax matters	69,475	76,685
Long-term acquisition hold-backs	137,401	26,113
Long-term contingent consideration (1)	78,570	169,903
Other	6,376	3,694
	$313,889	$298,933

(1)    As disclosed in Note 2(g), the immaterial out-of-period correction made during the quarter ended July 1, 2023 resulted in a reduction of goodwill recorded associated with the FASA Acquisition of approximately $85.1 million.

(11)    Income Taxes

The Company has provided income taxes for the three and nine month periods ended September 30, 2023 and October 1, 2022, based on its estimate of the effective tax rate for the entire 2023 and 2022 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of September 30, 2023 and October 1, 2022, the Company had $17.0 million and $12.8 million, respectively of gross unrecognized tax benefits and $1.3 million and $1.1 million, respectively of related accrued interest and penalties. The Company's gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

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

(12)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and nine months ended September 30, 2023 and October 1, 2022 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(1)	$5	$—	$(1)	$(1)	$4
Amortization of actuarial loss	434	571	(106)	(146)	328	425
Total defined benefit pension plans	433	576	(106)	(147)	327	429
Soybean meal option derivatives
Reclassified to earnings	322	(121)	(82)	30	240	(91)
Activity recognized in other comprehensive income/(loss)	(361)	296	92	(75)	(269)	221
Total soybean meal option derivatives	(39)	175	10	(45)	(29)	130
Corn option derivatives
Reclassified to earnings	—	2,188	—	(555)	—	1,633
Activity recognized in other comprehensive income/(loss)	—	(1,176)	—	298	—	(878)
Total corn option derivatives	—	1,012	—	(257)	—	755
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	(39,221)	34,497	9,962	(8,762)	(29,259)	25,735
Total heating oil derivatives	(39,221)	34,497	9,962	(8,762)	(29,259)	25,735
Interest swap derivatives
Reclassified to earnings	(22,072)	—	5,606	—	(16,466)	—
Activity recognized in other comprehensive income/(loss)	24,633	—	(6,256)	—	18,377	—
Total interest swap derivatives	2,561	—	(650)	—	1,911	—
Foreign exchange derivatives
Reclassified to earnings	(11,677)	(3,619)	3,973	1,076	(7,704)	(2,543)
Activity recognized in other comprehensive income/(loss)	(4,124)	(209)	1,403	276	(2,721)	67
Total foreign exchange derivatives	(15,801)	(3,828)	5,376	1,352	(10,425)	(2,476)

Foreign currency translation	(82,571)	(98,776)	1,074	1,928	(81,497)	(96,848)

Other comprehensive income/(loss)	$(134,638)	$(66,344)	$15,666	$(5,931)	$(118,972)	$(72,275)

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(1)	$16	$—	$(4)	$(1)	$12
Amortization of actuarial loss	1,302	1,711	(320)	(437)	982	1,274
Total defined benefit pension plans	1,301	1,727	(320)	(441)	981	1,286
Soybean meal option derivatives
Reclassified to earnings	(182)	(438)	46	111	(136)	(327)
Activity recognized in other comprehensive income/(loss)	(448)	272	114	(69)	(334)	203
Total soybean meal option derivatives	(630)	(166)	160	42	(470)	(124)
Corn option derivatives
Reclassified to earnings	(1,537)	13,533	390	(3,437)	(1,147)	10,096
Activity recognized in other comprehensive income/(loss)	1,627	(11,335)	(412)	2,879	1,215	(8,456)
Total corn option derivatives	90	2,198	(22)	(558)	68	1,640
Heating oil derivatives
Activity recognized in other comprehensive income/(loss)	(34,081)	36,874	8,657	(9,366)	(25,424)	27,508
Total heating oil derivatives	(34,081)	36,874	8,657	(9,366)	(25,424)	27,508
Interest swap derivatives
Reclassified to earnings	(21,206)	—	5,386	—	(15,820)	—
Activity recognized in other comprehensive income/(loss)	37,609	—	(9,552)	—	28,057	—
Total interest swap derivatives	16,403	—	(4,166)	—	12,237	—
Foreign exchange derivatives
Reclassified to earnings	(23,950)	(10,970)	8,149	3,491	(15,801)	(7,479)
Activity recognized in other comprehensive income/(loss)	30,720	20,122	(10,453)	(6,403)	20,267	13,719
Total foreign exchange derivatives	6,770	9,152	(2,304)	(2,912)	4,466	6,240

Foreign currency translation	56,984	(191,677)	328	4,356	57,312	(187,321)

Other comprehensive income/(loss)	$46,837	$(141,892)	$2,333	$(8,879)	$49,170	$(150,771)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three and nine months ended September 30, 2023 and October 1, 2022 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$(322)	$121	$182	$438	Net sales
Foreign exchange contracts	11,677	3,619	23,950	10,970	Net sales
Corn option derivatives	—	(2,188)	1,537	(13,533)	Cost of sales and operating expenses
Interest swaps	22,072	—	21,206	—	Foreign currency gain/(loss) and interest expense
	33,427	1,552	46,875	(2,125)	Total before tax
	(9,497)	(551)	(13,971)	(165)	Income taxes
	23,930	1,001	32,904	(2,290)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$1	$(5)	$1	$(16)	(a)
Amortization of actuarial loss	(434)	(571)	(1,302)	(1,711)	(a)
	(433)	(576)	(1,301)	(1,727)	Total before tax
	106	147	320	441	Income taxes
	(327)	(429)	(981)	(1,286)	Net of tax
Total reclassifications	$23,603	$572	$31,923	$(3,576)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of September 30, 2023 as follows (in thousands):

	Nine Months Ended September 30, 2023
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive loss December 31, 2022, attributable to Darling, net of tax	$(374,368)	$7,176	$(16,682)	$(383,874)
Other comprehensive loss before reclassifications	57,312	23,781	—	81,093
Amounts reclassified from accumulated other comprehensive loss	—	(32,904)	981	(31,923)
Net current-period other comprehensive income	57,312	(9,123)	981	49,170
Noncontrolling interest	(2,291)	—	—	(2,291)
Accumulated Other Comprehensive loss September 30, 2023, attributable to Darling, net of tax	$(314,765)	$(1,947)	$(15,701)	$(332,413)

(13)    Stockholders' Equity

Fiscal 2023 Long-Term Incentive Opportunity Awards (2023 LTIP). On January 3, 2023, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2023 LTIP pursuant to which they awarded certain of the Company's key employees, 118,208 restricted stock units and 177,299 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2026, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase (up to 225%) depending on the Company's ROGI relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies. On May 11,

2023 and August 7, 2023, the Committee awarded 4,432 and 1,980, respectively of restricted stock units and 6,648 and 2,971, respectively of PSUs to newly hired executive officers, which will have the same performance period and terms as those issued to the other participants on January 3, 2023. In addition, on May 11, 2023, the Committee granted one of the newly hired executive officers a one-time grant of 44,304 restricted stock units that will vest in three equal installments on the first, second and third anniversaries of the grant.

As previously announced, the Company’s Board of Directors approved a share repurchase program in August 2017, then refreshed and increased the program on December 9, 2021 up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions, and extended the program to August 13, 2024. During the first nine months of fiscal 2023, $52.9 million of Common Stock was repurchased under the share repurchase program. As of September 30, 2023, the Company had approximately $321.6 million remaining under the share repurchase program.

(14)    Employee Benefit Plans

Net pension cost for the three and nine months ended September 30, 2023 and October 1, 2022 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$683	$765	$2,041	$2,391
Interest cost	1,964	1,302	5,881	3,934
Expected return on plan assets	(1,805)	(2,145)	(5,413)	(6,466)
Amortization of prior service cost	(1)	5	(1)	16
Amortization of actuarial loss	434	571	1,302	1,711
Net pension cost	$1,275	$498	$3,810	$1,586

Based on actuarial estimates at September 30, 2023, the Company expects to contribute approximately $3.6 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 30, 2023 and October 1, 2022 of approximately $2.3 million and $4.1 million, respectively.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone as defined by the Pension Protection Act of 2006.

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During the second quarter of fiscal 2023, the Company was notified by one of their multiemployer plans that an additional partial withdrawal liability was incurred and the Company also received a notification that another one of its multiemployer plans liabilities was being reduced. As a result of these events, the Company recorded an additional liability of approximately $2.8 million. As of September 30, 2023, the Company has an aggregate accrued liability of approximately $6.6 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At September 30, 2023, the Company had soybean meal forward and option contracts, foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts, soybean meal forward and option contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first nine months of fiscal 2023 and 2022, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

Cash Flow Hedges

In the first quarter and second quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At September 30, 2023, the aggregate fair value of these interest rate swaps was approximately $16.4 million. These amounts are included in other current assets and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income/(loss) associated with the interest rate differential between the U.S. dollar and a Euro to interest expense. At September 30, 2023, the aggregate fair value of these cross currency swaps was approximately $12.9 million. These amounts are included in other current assets and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2023. There are not any open designated corn option contracts at September 30, 2023. At September 30, 2023 and December 31, 2022, the aggregate fair value of these corn option contracts was approximately zero and $0.9 million, respectively. The amounts outstanding as of December 31, 2022 are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022 and fiscal 2023, the Company entered into foreign exchange forward and option contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2024. At September 30, 2023 and December 31, 2022, the aggregate fair value of these foreign exchange contracts was approximately $17.2 million and $13.8 million, respectively. These amounts are included in other current assets, accrued expenses, other assets and other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022 and fiscal 2023, the Company entered into soybean meal option contracts to hedge a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2023. At September 30, 2023 and December 31, 2022, the aggregate fair value of the soybean meal contracts was approximately $0.1 million and $0.6 million, respectively. These amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of September 30, 2023, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	154,113	Euro	28,202
Brazilian real	3,152,853	U.S. dollar	768,550
Euro	49,053	U.S. dollar	52,542
Euro	36,246	Polish zloty	165,500
Euro	14,300	Japanese yen	2,241,486
Euro	25,240	Chinese renminbi	196,576
Euro	19,001	Australian dollar	31,860
Euro	5,997	British pound	5,213
Euro	104	Canadian dollar	150
Polish zloty	678	U.S. dollar	157
Polish zloty	34,443	Euro	7,497
British pound	159	Euro	183
British pound	231	U.S. dollar	282
Japanese yen	242,161	U.S. dollar	1,716
U.S. dollar	440	Japanese yen	65,000
U.S. dollar	562,340	Euro	519,182
Australian dollar	174	Euro	105
Australian dollar	164	U.S. dollar	105

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at September 30, 2023 into earnings over the next 12 months for all cash flow hedges will be approximately $18.6 million. As of September 30, 2023, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Foreign exchange	Foreign currency loss/(gain)	$(237)	$(3,092)	$(1,473)	$39,400
Foreign exchange	Net sales	709	5,348	(268)	6,238
Foreign exchange	Cost of sales and operating expenses	(329)	(597)	(449)	(1,355)
Foreign exchange	Selling, general and administrative expenses	1,096	106	(2,962)	(2,481)
Corn options and futures	Net sales	373	(875)	1,755	(2,160)
Corn options and futures	Cost of sales and operating expenses	(35)	2,526	(2,643)	5,695
Heating Oil swaps and options	Selling, general and administrative expenses	—	—	49	—
Soybean meal	Net sales	179	—	487	—
Total		$1,756	$3,416	$(5,504)	$45,337

At September 30, 2023, the Company had forward purchase agreements in place for purchases of approximately $199.7 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of September 30, 2023 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at September 30, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments	$48,665	$—	$48,665	$—
Total Assets	$48,665	$—	$48,665	$—

Liabilities
Derivative instruments	$5,086	$—	$5,086	$—
Contingent consideration	78,570	—	—	78,570
6% Senior notes	945,000	—	945,000	—
5.25% Senior notes	476,250	—	476,250	—
3.625% Senior notes	524,918	—	524,918	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	481,953	—	481,953	—
Term loan A-3	298,500	—	298,500	—
Term loan A-4	491,281	—	491,281	—
Term loan B	200,125	—	200,125	—
Revolver debt	395,523	—	395,523	—
Total Liabilities	$4,295,206	$—	$4,216,636	$78,570

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments	$20,324	$—	$20,324	$—
Total Assets	$20,324	$—	$20,324	$—

Liabilities
Derivative instruments	$5,406	$—	$5,406	$—
Contingent consideration	169,903	—	—	169,903
6% Senior notes	977,200	—	977,200	—
5.25% Senior notes	485,700	—	485,700	—
3.625% Senior notes	533,155	—	533,155	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	488,813	—	488,813	—
Term loan B	199,000	—	199,000	—
Revolver debt	133,003	—	133,003	—
Total Liabilities	$3,390,180	$—	$3,220,277	$169,903

Derivative assets and liabilities consist of the Company’s corn option and future contracts, foreign currency forward and option contracts, soybean meal forward contracts, interest rate swap contracts and cross currency swap contracts which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 15 (Derivatives) to the Company's Consolidated Financial Statements included herein for discussion on the Company's derivatives.

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

The fair value measurement of the contingent consideration liability uses significant unobservable inputs (level 3). The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 31, 2022	$169,903
Out-of-period correction (1)	(85,144)
Total included in earnings during period	(11,002)
Exchange rate changes	4,813
Balance as of September 30, 2023	$78,570

(1)    As disclosed in Note 2(g), the immaterial out-of-period correction made during the quarter ended July 1, 2023 resulted in a reduction of goodwill recorded associated with the FASA Acquisition of approximately $85.1 million.

(17)    Restructuring and Asset Impairment Charges

In December 2022, the Company's management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts plant in 2023. In addition to charges incurred in fiscal 2022, the Company incurred additional restructuring charges in the first nine months of fiscal 2023 in the Food

Segment for employee termination and retention costs of approximately $5.3 million. In addition, the Company incurred approximately $0.1 million of employee termination costs in the first nine months of fiscal 2023 in the Feed Segment related to closing down of a processing location in Europe and transferring the material to another processing location in Europe.

(18)    Contingencies

The Company is a party to various lawsuits, claims and loss contingencies arising in the ordinary course of its business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to various matters including labor and employment, employees benefits, occupational safety and health, wage and hour, compliance, sustainability, permitting requirements, environmental matters, including air, wastewater and storm water discharges from the Company’s processing facilities and other federal, state and local issues, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year under these insurance policies and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, environmental, litigation and tax contingencies. At September 30, 2023 and December 31, 2022, the reserves for insurance, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $90.0 million and $92.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $36.0 million as of September 30, 2023 and December 31, 2022, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 30, 2023
Net Sales	$1,047,796	$455,744	$121,664	$—	$1,625,204
Cost of sales and operating expenses	804,312	338,208	96,213	—	1,238,733
Gross Margin	243,484	117,536	25,451	—	386,471

Loss/(gain) on sale of assets	833	117	(21)	—	929
Selling, general and administrative expenses	80,985	31,463	5,666	19,583	137,697
Acquisition and integration costs	—	—	—	3,430	3,430
Change in fair value of contingent consideration	(5,559)	—	—	—	(5,559)
Depreciation and amortization	88,954	25,418	9,026	2,596	125,994
Equity in net income of Diamond Green Diesel	—	—	54,389	—	54,389
Segment operating income/(loss)	78,271	60,538	65,169	(25,609)	178,369

Equity in net income of other unconsolidated subsidiaries	1,534	—	—	—	1,534
Segment income/(loss)	79,805	60,538	65,169	(25,609)	179,903

Total other expense					(67,186)
Income before income taxes					$112,717

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 1, 2022
Net Sales	$1,273,142	$347,902	$126,555	$—	$1,747,599
Cost of sales and operating expenses	1,012,899	256,557	101,781	—	1,371,237
Gross Margin	260,243	91,345	24,774	—	376,362

Gain on sale of assets	(2,290)	(809)	(17)	—	(3,116)
Selling, general and administrative expenses	63,973	23,909	1,724	15,474	105,080
Acquisition and integration costs	—	—	—	4,503	4,503
Depreciation and amortization	80,679	14,408	7,284	2,607	104,978
Equity in net income of Diamond Green Diesel	—	—	103,414	—	103,414
Segment operating income/(loss)	117,881	53,837	119,197	(22,584)	268,331

Equity in net income of other unconsolidated subsidiaries	2,301	—	—	—	2,301
Segment income/(loss)	120,182	53,837	119,197	(22,584)	270,632

Total other expense					(43,116)
Income before income taxes					$227,516

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 30, 2023
Net Sales	$3,426,950	$1,328,229	$418,818	$—	$5,173,997
Cost of sales and operating expenses	2,630,797	999,418	335,193	—	3,965,408
Gross Margin	796,153	328,811	83,625	—	1,208,589

Loss/(gain) on sale of assets	813	99	(51)	—	861
Selling, general and administrative expenses	233,082	98,269	16,829	61,734	409,914
Restructuring and asset impairment charges	92	5,328	—	—	5,420
Acquisition and integration costs	—	—	—	12,158	12,158
Change in fair value of contingent consideration	(13,058)	—	—	—	(13,058)
Depreciation and amortization	261,849	68,336	25,986	7,915	364,086
Equity in net income of Diamond Green Diesel	—	—	361,690	—	361,690
Segment operating income/(loss)	313,375	156,779	402,551	(81,807)	790,898

Equity in net income of other unconsolidated subsidiaries	3,503	—	—	—	3,503
Segment income/(loss)	316,878	156,779	402,551	(81,807)	794,401

Total other expense					(168,946)
Income before income taxes					$625,455

Segment assets at September 30, 2023	$4,690,902	$2,617,325	$2,491,075	$1,011,035	$10,810,337

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 1, 2022
Net Sales	$3,322,927	$1,071,897	$369,297	$—	$4,764,121
Cost of sales and operating expenses	2,522,728	807,833	292,760	—	3,623,321
Gross Margin	800,199	264,064	76,537	—	1,140,800

Gain on sale of assets	(3,595)	(891)	(74)	—	(4,560)
Selling, general and administrative expenses	185,045	73,608	9,921	46,314	314,888
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	13,634	13,634
Depreciation and amortization	203,967	44,307	20,894	8,169	277,337
Equity in net income of Diamond Green Diesel	—	—	248,898	—	248,898
Segment operating income/(loss)	406,225	147,040	294,694	(68,117)	779,842

Equity in net income of other unconsolidated subsidiaries	5,933	—	—	—	5,933
Segment income/(loss)	412,158	147,040	294,694	(68,117)	785,775

Total other expense					(89,283)
Income before income taxes					$696,492

Segment assets at December 31, 2022	$4,866,351	$1,251,473	$2,307,199	$777,347	$9,202,370

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	Three Months Ended September 30, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$872,493	$122,594	$—	$995,087
Europe	86,007	194,168	121,664	401,839
China	9,748	69,125	—	78,873
South America	75,801	51,639	—	127,440
Other	3,747	18,218	—	21,965
Net sales	$1,047,796	$455,744	$121,664	$1,625,204

Major product types
Fats	$417,856	$38,242	$—	$456,098
Used cooking oil	103,135	—	—	103,135
Proteins	405,411	—	—	405,411
Bakery	63,192	—	—	63,192
Other rendering	42,659	—	—	42,659
Food ingredients	—	390,695	—	390,695
Bioenergy	—	—	121,664	121,664
Other	15,543	26,807	—	42,350
Net sales	$1,047,796	$455,744	$121,664	$1,625,204

	Nine Months Ended September 30, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,844,350	$323,333	$—	$3,167,683
Europe	292,323	611,634	418,818	1,322,775
China	21,251	217,910	—	239,161
South America	259,633	116,916	—	376,549
Other	9,393	58,436	—	67,829
Net sales	$3,426,950	$1,328,229	$418,818	$5,173,997

Major product types
Fats	$1,313,461	$121,437	$—	$1,434,898
Used cooking oil	387,103	—	—	387,103
Proteins	1,288,514	—	—	1,288,514
Bakery	205,388	—	—	205,388
Other rendering	182,738	—	—	182,738
Food ingredients	—	1,122,143	—	1,122,143
Bioenergy	—	—	418,818	418,818
Other	49,746	84,649	—	134,395
Net sales	$3,426,950	$1,328,229	$418,818	$5,173,997

	Three Months Ended October 1, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,098,417	$90,576	$—	$1,188,993
Europe	114,646	169,638	126,555	410,839
China	6,291	65,217	—	71,508
South America	50,679	8,789	—	59,468
Other	3,109	13,682	—	16,791
Net sales	$1,273,142	$347,902	$126,555	$1,747,599

Major product types
Fats	$543,333	$47,577	$—	$590,910
Used cooking oil	163,523	—	—	163,523
Proteins	413,759	—	—	413,759
Bakery	84,835	—	—	84,835
Other rendering	51,117	—	—	51,117
Food ingredients	—	269,928	—	269,928
Bioenergy	—	—	126,555	126,555
Other	16,575	30,397	—	46,972
Net sales	$1,273,142	$347,902	$126,555	$1,747,599

	Nine Months Ended October 1, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,882,499	$265,857	$—	$3,148,356
Europe	361,356	538,513	369,297	1,269,166
China	19,859	195,850	—	215,709
South America	50,679	30,153	—	80,832
Other	8,534	41,524	—	50,058
Net sales	$3,322,927	$1,071,897	$369,297	$4,764,121

Major product types
Fats	$1,410,641	$153,019	$—	$1,563,660
Used cooking oil	411,156	—	—	411,156
Proteins	1,035,071	—	—	1,035,071
Bakery	252,939	—	—	252,939
Other rendering	172,784	—	—	172,784
Food ingredients	—	820,879	—	820,879
Bioenergy	—	—	369,297	369,297
Other	40,336	97,999	—	138,335
Net sales	$3,322,927	$1,071,897	$369,297	$4,764,121

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2023 under these long-term supply contracts was approximately $133.7 million, with the remaining performance obligations to be recognized in future periods (generally four years) of approximately $803.7 million.

(21)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended September 30, 2023 and October 1, 2022, the Company recorded sales to the DGD Joint Venture of approximately $276.6 million and $287.4 million, respectively. For the nine months ended September 30, 2023 and October 1, 2022, the Company recorded sales to the DGD Joint Venture of approximately $940.2 million and $797.5 million, respectively. At September 30, 2023 and December 31, 2022, the Company had $79.1 million and $116.9 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $73.8 million and $31.1 million of additional sales for the nine months ended September 30, 2023 and October 1, 2022, respectively to defer the Company's portion of profit of approximately $17.5 million and $7.6 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at September 30, 2023 and October 1, 2022, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million, with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In September 2022 and again in December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company's full $25.0 million commitment. The Company received interest from the DGD Joint Venture for the three months ended September 30, 2023 and October 1, 2022 of approximately zero and $0.1 million, respectively and received interest from the DGD Joint Venture for the nine months ended September 30, 2023 and October 1, 2022 of approximately $0.6 million and $0.5 million, respectively. As of September 30, 2023 and December 31, 2022, zero and $25.0 million, respectively, was owed to Darling Green under the 2023 DGD Loan Agreement and the 2019 DGD Loan Agreement, as applicable. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

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

(22)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(248)	$1,484
Cash paid during the period for:
Interest, net of capitalized interest	$167,050	$43,508
Income taxes, net of refunds	$127,729	$88,927
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$67,634	$53,362
Non-cash financing activities
Debt issued for assets	$750	$1,005

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements for the period ended September 30, 2023 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflicts in Ukraine and the Middle East and their impacts on volatility in energy and other commodity prices, inflation, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Energy Policies of U.S. and Foreign Governments

Prices for our finished products, including those of DGD, may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions (“GHG”). Programs like the National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as in the state of California) and tax credits for biofuels both in the United States and abroad are subject to revision and change which may impact the demand for and/or price of our finished products. Legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing or suspension of any of these programs could have a negative impact on our business and results of operations. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

Climate Change

There is a growing global concern that carbon dioxide and other GHG in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as legal, regulatory and market responses to climate change. Certain jurisdictions in which we operate have either imposed, or are considering imposing, new or increasingly stringent legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation and reduction of GHG and potential carbon pricing programs. These new or increasingly stringent legal or regulatory requirements could result in significantly increased costs of compliance and additional investments in facilities and equipment, and reduced raw material supplies in areas where these requirements limit or eliminate livestock operations. While we assess climate related regulatory risks as part of our risk management process, we are unable to predict the scope, nature and timing of any new or increasingly stringent environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations. Furthermore, emerging legislation seeks to regulate corporate environmental, social and governance (“ESG”) practices, including practices related to the causes and impacts of climate change as well as supply chain control and compliance with human rights. These new rules, which apply to all large companies and to listed small and medium-sized enterprises, require companies to report on how sustainability issues (environmental, social, and governance) affect their business and about their own impact on people and the environment. There has also been increased focus from our stakeholders, including consumers, employees and investors, on our ESG practices. We expect that stakeholder expectations with respect to ESG expectations will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended October 1, 2022

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2023, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2023, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2022 are as follows:

	Avg. Price 3rd Quarter 2023	Avg. Price 3rd Quarter 2022	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 455.04/ton	$ 404.41/ton	$ 50.63/ton	12.5%
Feed Grade PM (Mid-South)	$ 488.13/ton	$ 388.85/ton	$ 99.28/ton	25.5%
Pet Food PM (Mid-South)	$ 796.10/ton	$ 762.30/ton	$ 33.80/ton	4.4%
Feather meal (Mid-South)	$ 572.30/ton	$ 574.07/ton	$ (1.77)/ton	(0.3)%
BFT (Chicago)	$ 68.66/cwt	$ 80.04/cwt	$ (11.38)/cwt	(14.2)%
YG (Illinois)	$ 52.39/cwt	$ 61.09/cwt	$ (8.70)/cwt	(14.2)%
Corn (Illinois)	$ 5.32/bushel	$ 7.01/bushel	$ (1.69)/bushel	(24.1)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 963.00/MT	$ 1,130.00/MT	$ (167.00)/MT	(14.8)%
Soy meal (CIF Rotterdam)	$ 513.00/MT	$ 535.00/MT	$ (22.00)/MT	(4.1)%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2023, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2023.

	Avg. Price 3rd Quarter 2023	Avg. Price 2nd Quarter 2023	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 455.04/ton	$ 464.27/ton	$ (9.23)/ton	(2.0)%
Feed Grade PM (Mid-South)	$ 488.13/ton	$ 485.56/ton	$ 2.57/ton	0.5%
Pet Food PM (Mid-South)	$ 796.10/ton	$ 934.67/ton	$ (138.57)/ton	(14.8)%
Feather meal (Mid-South)	$ 572.30/ton	$ 577.87/ton	$ (5.57)/ton	(1.0)%
BFT (Chicago)	$ 68.66/cwt	$ 56.61/cwt	$ 12.05/cwt	21.3%
YG (Illinois)	$ 52.39/cwt	$ 46.06/cwt	$ 6.33/cwt	13.7%
Corn (Illinois)	$ 5.32/bushel	$ 6.68/bushel	$ (1.36)/bushel	(20.4)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 963.00/MT	$ 958.00/MT	$ 5.00/MT	0.5%
Soy meal (CIF Rotterdam)	$ 513.00/MT	$ 516.00/MT	$ (3.00)/MT	(0.6)%

Segment Results

Segment operating income for the three months ended September 30, 2023 was $178.4 million, which reflects a decrease of $(89.9) million or (33.5)% as compared to the three months ended October 1, 2022.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 30, 2023
Net Sales	$1,047,796	$455,744	$121,664	$—	$1,625,204
Cost of sales and operating expenses	804,312	338,208	96,213	—	1,238,733
Gross Margin	243,484	117,536	25,451	—	386,471

Gross Margin %	23.2%	25.8%	20.9%	—%	23.8%

Loss/(gain) on sale of assets	833	117	(21)	—	929
Selling, general and administrative expenses	80,985	31,463	5,666	19,583	137,697
Acquisition and integration costs	—	—	—	3,430	3,430
Change in fair value of contingent consideration	(5,559)	—	—	—	(5,559)
Depreciation and amortization	88,954	25,418	9,026	2,596	125,994
Equity in net income of Diamond Green Diesel	—	—	54,389	—	54,389
Segment operating income/(loss)	78,271	60,538	65,169	(25,609)	178,369

Equity in net income of other unconsolidated subsidiaries	1,534	—	—	—	1,534
Segment income/(loss)	79,805	60,538	65,169	(25,609)	179,903

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 1, 2022
Net Sales	$1,273,142	$347,902	$126,555	$—	$1,747,599
Cost of sales and operating expenses	1,012,899	256,557	101,781	—	1,371,237
Gross Margin	260,243	91,345	24,774	—	376,362

Gross Margin %	20.4%	26.3%	19.6%	—%	21.5%

Gain on sale of assets	(2,290)	(809)	(17)	—	(3,116)
Selling, general and administrative expenses	63,973	23,909	1,724	15,474	105,080
Acquisition and integration costs	—	—	—	4,503	4,503
Depreciation and amortization	80,679	14,408	7,284	2,607	104,978
Equity in net income of Diamond Green Diesel	—	—	103,414	—	103,414
Segment operating income/(loss)	117,881	53,837	119,197	(22,584)	268,331

Equity in net income of other unconsolidated subsidiaries	2,301	—	—	—	2,301
Segment income/(loss)	120,182	53,837	119,197	(22,584)	270,632

Feed Ingredients Segment

Raw material volume. In the three months ended September 30, 2023, the raw material processed by the Company's Feed Ingredients segment totaled approximately 3.1 million metric tons. Compared to the three months ended October 1, 2022, overall raw material volume processed in the Feed Ingredients segment decreased 0.3%.

Sales. The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended October 1, 2022	$543.3	$413.8	$51.1	$1,008.2	$163.6	$84.8	$16.5	$1,273.1
Increase (decrease) in sales volumes	(31.9)	(13.2)	—	(45.1)	20.3	(8.2)	—	(33.0)
Decrease in finished product prices	(97.3)	(2.6)	—	(99.9)	(80.4)	(13.4)	—	(193.7)
Increase (decrease) due to currency exchange rates	3.8	7.4	0.5	11.7	(0.4)	—	—	11.3
Other change	—	—	(9.0)	(9.0)	—	—	(0.9)	(9.9)
Total change	(125.4)	(8.4)	(8.5)	(142.3)	(60.5)	(21.6)	(0.9)	(225.3)
Net sales three months ended September 30, 2023	$417.9	$405.4	$42.6	$865.9	$103.1	$63.2	$15.6	$1,047.8

Margins. In the Feed Ingredients segment for the three months ended September 30, 2023, the gross margin percentage increased to 23.2% as compared to 20.4% for the comparable period of fiscal 2022. The increase in margin was primarily due to improved margins from the Valley Acquisition and the FASA Acquisition as compared to fiscal 2022.

Segment operating income. Feed Ingredients operating income for the three months ended September 30, 2023 was $78.3 million, a decrease of $(39.6) million or (33.6)% as compared to the three months ended October 1, 2022. The decrease was primarily due to lower overall fat finished product prices, lower sales volumes and an increase in selling, general and administrative expenses as compared to fiscal 2022.

Food Ingredients Segment

Raw material volume. In the three months ended September 30, 2023, the raw material processed by the Company's Food Ingredients segment totaled approximately 324,000 metric tons. Compared to the three months ended October 1, 2022, overall raw material volume processed in the Food Ingredients segment increased approximately 18.3%. The increase was primarily due to the Gelnex Acquisition.

Sales. Net sales increased in the Food Ingredients segment primarily due to the increased sales recognized from the Gelnex Acquisition partially offset by lower collagen prices.

Margins. In the Food Ingredients segment for the three months ended September 30, 2023, the gross margin percentage decreased to 25.8% as compared to 26.3% for the comparable period of fiscal 2022. The decrease was primarily due to declining prices in the collagen market and higher raw material costs as compared to fiscal 2022.

Segment operating income. Food Ingredients operating income was $60.5 million for the three months ended September 30, 2023, an increase of $6.7 million or 12.5% as compared to the three months ended October 1, 2022. The increase was primarily due to an increase in sales volumes from the Gelnex Acquisition, which more than offset an increase in selling, general and administrative expense and depreciation and amortization from the Gelnex Acquisition as compared to fiscal 2022.

Fuel Ingredients Segment

Raw material volume. In the three months ended September 30, 2023, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 344,000 metric tons. Compared to the three months ended October 1, 2022, overall raw material volume processed in the Fuel Ingredients segment decreased approximately 5.0%.

Sales. Net sales decreased in the Fuel Ingredients segment primarily due to lower sales prices and sales volumes in Europe.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended September 30, 2023, the gross margin percentage increased to 20.9% as compared to 19.6% for the comparable period of fiscal 2022. The increase was primarily due to the impact of higher margins on sales into the biofuel market as compared to fiscal 2022.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended September 30, 2023 was $65.2 million, a decrease of $(54.0) million or (45.3)% as compared to the same period in fiscal 2022. The decrease was primarily due to an anticipated catalyst turnaround at the DGD Joint Venture's St. Charles plant, an unexpected shut down at the DGD Joint Venture's St. Charles plant due to a minor fire, a decrease in renewable identification number (RIN) prices, lower values for LCFS credits and an unfavorable impact from commodity derivative instruments at the DGD Joint Venture as compared to fiscal 2022.

Foreign Currency Exchange

    During the third quarter of fiscal 2023, overall the euro and Brazilian real strengthened while the Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2022. Using actual results for the three months ended September 30, 2023 and using the prior year's average currency rate for the three months ended October 1, 2022, foreign currency translation would result in a decrease in operating income of approximately $8.7 million. The average rates for the three months ended September 30, 2023 were €1.00:$1.09, R$1.00:$0.21 and C$1.00:$0.75 as compared to the average rates for the three months ended October 1, 2022 of €1.00:$1.01, R$1.00:$0.19 and C$1.00:$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $19.6 million during the three months ended September 30, 2023, compared to approximately $15.5 million during the three months ended October 1, 2022, an increase of $4.1 million.  The increase was primarily due to higher costs for corporate related compensation and benefits.

Acquisition and Integration costs. Acquisition and integration costs were approximately $3.4 million during the three months ended September 30, 2023 as compared to $4.5 million for the same period in fiscal 2022. These costs are decreasing as we moved into the integration phase on the most recent acquisitions, including costs related to the Gelnex Acquisition, FASA Acquisition and Valley Acquisition as compared to the prior year acquisition costs that primarily related to the Valley Acquisition, Op de Beeck acquisition and the FASA Acquisition.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $2.6 million for each of the three months ended September 30, 2023 and October 1, 2022.

Interest Expense. Interest expense was $70.3 million during the three months ended September 30, 2023, compared to $39.8 million during the three months ended October 1, 2022, an increase of $30.5 million. The increase in interest expense was primarily due to an increase in debt outstanding, including increased interest expense from the issuance of the 6% Senior Notes due 2030, the borrowing of all amounts under the term A-1, term A-2, term A-3 and term A-4 facilities, all of which were borrowed to fund acquisitions, and higher borrowings under the revolving credit facility as compared to the same period in fiscal 2022.

Foreign Currency Gain/(Loss).  Foreign currency gains were $0.8 million for the three months ended September 30, 2023 as compared to foreign currency losses of $(0.5) million for the three months ended October 1, 2022. The increase in currency gains is due primarily to an increase in gains on the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2022.

Other Income/(Expense), net. Other income was $2.2 million in the three months ended September 30, 2023, compared to other expense of $(2.8) million for the three months ended October 1, 2022. The increase in other income was primarily due to an increase in interest income and a decrease in casualty losses as compared to the same period in fiscal 2022.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded an income tax benefit of $15.4 million for the three months ended September 30, 2023, compared to income tax expense of $35.2 million recorded in the three months ended October 1, 2022, a decrease of $50.6 million, which was primarily due to decreased pre-tax earnings of the Company and the relative impact of biofuel tax incentives for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2023 and October 1, 2022 is (13.6)% and 15.5%, respectively. The effective tax rate for the three months ended September 30, 2023 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives and discrete items including the tax effects of IRS Notice 2023-55, which delays the effective date of the foreign tax credit regulations finalized in 2022 by allowing taxpayers to determine whether a foreign tax qualifies for a credit based on the former regulations. The effective tax rate for the three months ended October 1, 2022 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and biofuel tax incentives. The Company's effective tax rate excluding the federal and state tax impact of the biofuel tax incentives and discrete items is 25.9% for the three months ended September 30, 2023, compared to 27.4% for the three months ended October 1, 2022.

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

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at September 30, 2023.  However, the amounts shown below for Adjusted

EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

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

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Third Quarter 2023 as Compared to Third Quarter 2022

	Three Months Ended
(dollars in thousands)	September 30, 2023	October 1, 2022
Net income attributable to Darling	$125,026	$191,081
Depreciation and amortization	125,994	104,978
Interest expense	70,278	39,816
Income tax expense/(benefit)	(15,364)	35,215
Acquisition and integration costs	3,430	4,503
Change in fair value of contingent consideration	(5,559)	—
Foreign currency loss/(gain)	(845)	493
Other expense/(income), net	(2,247)	2,807
Equity in net income of Diamond Green Diesel	(54,389)	(103,414)
Equity in net income of other unconsolidated subsidiaries	(1,534)	(2,301)
Net income attributable to non-controlling interests	3,055	1,220
Darling's Adjusted EBITDA	$247,845	$274,398

Foreign currency exchange impact (1)	(8,677)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$239,168	$274,398

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$86,450	$120,333

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$334,295	$394,731

(1) The average rates for the three months ended September 30, 2023 were €1.00:$1.09, R$1.00:$0.21 and C$1.00:$0.75 as compared to the average rates for the three months ended October 1, 2022 of €1.00:$1.01, R$1.00:$0.19 and C$1.00:$0.77, respectively.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended October 1, 2022

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first nine months of fiscal 2023, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2023, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2022 are as follows:

	Avg. Price First Nine Months 2023	Avg. Price First Nine Months 2022	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 451.72/ton	$ 362.75/ton	$ 88.97/ton	24.5%
Feed Grade PM (Mid-South)	$ 460.21/ton	$ 380.57/ton	$ 79.64/ton	20.9%
Pet Food PM (Mid-South)	$ 824.84/ton	$ 775.12/ton	$ 49.72/ton	6.4%
Feather meal (Mid-South)	$ 582.30/ton	$ 556.99/ton	$ 25.31/ton	4.5%
BFT (Chicago)	$ 62.22/cwt	$ 76.98/cwt	$ (14.76)/cwt	(19.2)%
YG (Illinois)	$ 49.85/cwt	$ 58.37/cwt	$ (8.52)/cwt	(14.6)%
Corn (Illinois)	$ 6.28/bushel	$ 7.37/bushel	$ (1.09)/bushel	(14.8)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 971.00/MT	$ 1,449.00/MT	$ (478.00)/MT	(33.0)%
Soy meal (CIF Rotterdam)	$ 541.00/MT	$ 554.00/MT	$ (13.00)/MT	(2.3)%

Segment Results

Segment operating income for the nine months ended September 30, 2023 was $790.9 million, which reflects an increase of $11.1 million or 1.4% as compared to the nine months ended October 1, 2022.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 30, 2023
Net Sales	$3,426,950	$1,328,229	$418,818	$—	$5,173,997
Cost of sales and operating expenses	2,630,797	999,418	335,193	—	3,965,408
Gross Margin	796,153	328,811	83,625	—	1,208,589

Gross Margin %	23.2%	24.8%	20.0%	—%	23.4%

Loss/(gain) on sale of assets	813	99	(51)	—	861
Selling, general and administrative expenses	233,082	98,269	16,829	61,734	409,914
Restructuring and asset impairment charges	92	5,328	—	—	5,420
Acquisition and integration costs	—	—	—	12,158	12,158
Change in fair value of contingent consideration	(13,058)	—	—	—	(13,058)
Depreciation and amortization	261,849	68,336	25,986	7,915	364,086
Equity in net income of Diamond Green Diesel	—	—	361,690	—	361,690
Segment operating income/(loss)	313,375	156,779	402,551	(81,807)	790,898

Equity in net income of other unconsolidated subsidiaries	3,503	—	—	—	3,503
Segment income/(loss)	316,878	156,779	402,551	(81,807)	794,401

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 1, 2022
Net Sales	$3,322,927	$1,071,897	$369,297	$—	$4,764,121
Cost of sales and operating expenses	2,522,728	807,833	292,760	—	3,623,321
Gross Margin	800,199	264,064	76,537	—	1,140,800

Gross Margin %	24.1%	24.6%	20.7%	—%	23.9%

Gain on sale of assets	(3,595)	(891)	(74)	—	(4,560)
Selling, general and administrative expenses	185,045	73,608	9,921	46,314	314,888
Restructuring and asset impairment charges	8,557	—	—	—	8,557
Acquisition and integration costs	—	—	—	13,634	13,634
Depreciation and amortization	203,967	44,307	20,894	8,169	277,337
Equity in net income of Diamond Green Diesel	—	—	248,898	—	248,898
Segment operating income/(loss)	406,225	147,040	294,694	(68,117)	779,842

Equity in net income of other unconsolidated subsidiaries	5,933	—	—	—	5,933
Segment income/(loss)	412,158	147,040	294,694	(68,117)	785,775

Feed Ingredients Segment

Raw material volume. In the nine months ended September 30, 2023, the raw material processed by the Company's Feed Ingredients segment totaled approximately 9.4 million metric tons. Compared to the nine months ended October 1, 2022, overall raw material volume processed in the Feed Ingredients segment increased approximately 16.1%. The increase was primarily due to the Valley Acquisition and the FASA Acquisition.

Sales. The increase in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales nine months ended October 1, 2022	$1,410.6	$1,035.1	$172.8	$2,618.5	$411.2	$252.9	$40.3	$3,322.9
Increase (decrease) in sales volumes	121.4	164.2	—	285.6	82.5	(26.6)	—	341.5
Increase (decrease) in finished product prices	(222.1)	78.9	—	(143.2)	(104.9)	(20.9)	—	(269.0)
Increase (decrease) due to currency exchange rates	3.6	10.3	0.7	14.6	(1.7)	—	—	12.9
Other change	—	—	9.2	9.2	—	—	9.5	18.7
Total change	(97.1)	253.4	9.9	166.2	(24.1)	(47.5)	9.5	104.1
Net sales nine months ended September 30, 2023	$1,313.5	$1,288.5	$182.7	$2,784.7	$387.1	$205.4	$49.8	$3,427.0

Margins. In the Feed Ingredients segment for the nine months ended September 30, 2023, the gross margin percentage decreased to 23.2% as compared to 24.1% for the comparable period of fiscal 2022. The decrease in margin was primarily due to lower fat finished product prices as compared to fiscal 2022.

Segment operating income. Feed Ingredients operating income for the nine months ended September 30, 2023 was $313.4 million, a decrease of $(92.8) million or (22.8)% as compared to the nine months ended October 1, 2022. The decrease was primarily due to the lower fat finished product prices and an increase in selling, general and administrative expenses and depreciation and amortization from the Valley Acquisition and FASA Acquisition as compared to fiscal 2022.

Food Ingredients Segment

Raw material volume. In the nine months ended September 30, 2023, the raw material processed by the Company's Food Ingredients segment totaled approximately 920,000 metric tons. Compared to the nine months ended October 1, 2022, overall raw material volume processed in the Food Ingredients segment increased approximately 11.7%. The increase was primarily due to the Gelnex Acquisition.

Sales. Net sales increased in the Food Ingredients segment primarily due to the increased sales recognized from the Gelnex Acquisition.

Margins. In the Food Ingredients segment for the nine months ended September 30, 2023, the gross margin percentage increased to 24.8% as compared to 24.6% for the comparable period of fiscal 2022. The increase was primarily due to increased sales of higher margin hydrolyzed collagen that was partially offset by lower margins from the Gelnex Acquisition as a result of a step up of inventory value in purchase accounting as compared to fiscal 2022.

Segment operating income. Food Ingredients operating income was $156.8 million for the nine months ended September 30, 2023, an increase of $9.8 million or 6.7% as compared to the nine months ended October 1, 2022. The increase was due primarily to an increase in sales volumes from the Gelnex Acquisition and an increase in sales of higher margin hydrolyzed collagen that more than offset an increase in selling, general and administrative expense and depreciation and amortization from the Gelnex Acquisition as compared to fiscal 2022.

Fuel Ingredients Segment

Raw material volume. In the nine months ended September 30, 2023, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 1.04 million metric tons. Compared to the nine months ended October 1, 2022, overall raw material volume processed in the Fuel Ingredients segment decreased approximately 1.3%.

Sales. Net sales increased in the Fuel Ingredients segment primarily due to higher sales volumes partially offset by lower sales prices.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the nine months ended September 30, 2023, the gross margin percentage decreased to 20.0% as compared to 20.7% for the comparable period of fiscal 2022. The decrease was primarily due to the impact of decreases in sales prices for our products sold into the electric energy markets that negatively impacted margins.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the nine months ended September 30, 2023 was $402.6 million, an increase of $107.9 million or 36.6% as compared to the same period in fiscal 2022. The increase was primarily due to increased volumes from production at the DGD Joint Venture's Port Arthur plant that more than offset third quarter decreases from an anticipated catalyst turnaround at the DGD Joint Venture's St. Charles plant, an unexpected shut down at the DGD Joint Venture's St. Charles plant due to a minor fire, a decrease in RIN prices and lower values for LCFS credits as compared to fiscal 2022.

Foreign Currency Exchange

    During the first nine months of fiscal 2023, overall the euro and Brazilian real strengthened while the Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2022. Using actual results for the nine months ended September 30, 2023 and using the prior year's average currency rate for the nine months ended October 1, 2022, foreign currency translation would result in a decrease in operating income of approximately $2.9 million. The average rates for the nine months ended September 30, 2023 were €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rates for the nine months ended October 1, 2022 of €1.00:$1.07, R$1.00:$0.19 and C$1.00:$0.78, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $61.7 million during the nine months ended September 30, 2023, compared to approximately $46.3 million during the nine months ended October 1, 2022, an increase of $15.4 million.  The increase is primarily due to higher costs for corporate related compensation and benefits.

Acquisition and Integration costs. Acquisition and integration costs were approximately $12.2 million during the nine months ended September 30, 2023 as compared to $13.6 million for the same period in fiscal 2022. These costs primarily relate to the Gelnex Acquisition, FASA Acquisition and Valley Acquisition for the nine months ended September 30, 2023 as compared to the prior year acquisition costs that primarily related to the Valley Acquisition, Op de Beeck acquisition, FASA Acquisition and the Gelnex Acquisition.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $7.9 million for the nine months ended September 30, 2023 as compared to $8.2 million for the nine months ended October 1, 2022.

Interest Expense. Interest expense was $190.8 million during the nine months ended September 30, 2023, compared to $79.4 million during the nine months ended October 1, 2022, an increase of $111.4 million. The increase in interest expense was primarily due to an increase in debt outstanding, including increased interest expense from the issuance of the 6% Senior Notes due 2030, the borrowing of all amounts under the term A-1, term A-2, term A-3 and term A-4 facilities, all of which were borrowed to fund acquisitions, and higher borrowings under the revolving credit facility as compared to the same period in fiscal 2022.

Foreign Currency Gain/(Loss).  Foreign currency gains were $8.3 million for the nine months ended September 30, 2023 as compared to foreign currency losses of $(6.0) million for the nine months ended October 1, 2022. The increase in currency gains is due primarily to an increase in gains on the revaluation of an intercompany note and non-functional currency assets and liabilities as compared to losses from non-functional currency assets and liabilities in the same period of fiscal 2022.

Other Income/(Expense), net. Other income was $13.5 million in the nine months ended September 30, 2023, compared to other expense of $(3.9) million for the nine months ended October 1, 2022. The increase in other income was primarily due to casualty loss insurance proceeds received for the prior year Tacoma and Ward plant fires and an increase in interest income that was partially offset by an increase in the non-service component of pension expense and other miscellaneous non-operating expenses as compared to the same period in fiscal 2022.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $52.3 million for the nine months ended September 30, 2023, compared to $108.6 million recorded in the nine months ended October 1, 2022, a decrease of $56.3 million, which was primarily due to decreased pre-tax earnings of the Company and the relative impact of biofuel tax incentives for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2023 and October 1, 2022 is 8.4% and 15.6%, respectively. The effective tax rate for the nine months ended September 30, 2023 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and biofuel tax incentives. The effective tax rate for the nine months ended October 1, 2022 differs from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives, and discrete items, including excess tax benefits from stock compensation. The Company's effective tax rate excluding the federal and state impact of the biofuel tax incentives and discrete items is 28.4% for the nine months ended September 30, 2023, compared to 27.6% for the nine months ended October 1, 2022.

Non-U.S. GAAP Measures

For discussion of the reasons the Company's management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company's management uses such measures, see “Results of Operations - Three Months Ended September 30, 2023 Compared to the Three Months Ended October 1, 2022 - Non-U.S GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Nine Months of Fiscal 2023 as Compared to First Nine Months of Fiscal 2022

	Nine Months Ended
(dollars in thousands)	September 30, 2023	October 1, 2022
Net income attributable to Darling	$563,210	$581,130
Depreciation and amortization	364,086	277,337
Interest expense	190,770	79,427
Income tax expense	52,322	108,631
Restructuring and asset impairment charges	5,420	8,557
Acquisition and integration costs	12,158	13,634
Change in fair value of contingent consideration	(13,058)	—
Foreign currency loss/(gain)	(8,339)	6,005
Other expense/(income), net	(13,485)	3,851
Equity in net income of Diamond Green Diesel	(361,690)	(248,898)
Equity in net income of other unconsolidated subsidiaries	(3,503)	(5,933)
Net income attributable to non-controlling interests	9,923	6,731
Darling's Adjusted EBITDA	$797,814	$830,472

Foreign currency exchange impact (1)	(2,898)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$794,916	$830,472

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$463,171	$297,503

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$1,260,985	$1,127,975

(1) The average rates for the nine months ended September 30, 2023 were €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rates for the nine months ended October 1, 2022 of €1.00:$1.07, R$1.00:$0.19 and C$1.00:$0.78, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at September 30, 2023. On September 30, 2023, debt outstanding under the Company's Amended Credit Agreement, the Company's 6% Notes, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premium	(6,642)
Carrying value of 6% Notes due 2030	$993,358

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(3,471)
Carrying value of 5.25% Notes due 2027	$496,529

3.625 % Notes due 2026 - Denominated in euros	$544,973
Less unamortized deferred loan costs	(2,912)
Carrying value of 3.625% Notes due 2026	$542,061

Amended Credit Agreement:
Term A-1 facility	$400,000
Less unamortized deferred loan costs	(590)
Carrying value of Term A-1 facility	$399,410

Term A-2 facility	$484,375
Less unamortized deferred loan costs	(837)
Carrying value of Term A-2 facility	$483,538

Term A-3 facility	$300,000
Less unamortized deferred loan costs	(898)
Carrying value of Term A-3 facility	$299,102

Term A-4 facility	$493,750
Less unamortized deferred loan costs	(1,085)
Carrying value of Term A-4 facility	$492,665

Term Loan B	$200,000
Less unamortized deferred loan costs	(818)
Carrying value of Term Loan B	$199,182

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	52,614
Borrowings outstanding	399,518
Letters of credit issued	3,871
Availability	$1,043,997

Other Debt	$106,625

During the first nine months of fiscal 2023, the U.S. dollar increased as compared to the euro at December 31, 2022. Using the euro based debt outstanding at September 30, 2023 and comparing the closing balance sheet rate at September 30, 2023 to the balance sheet rate at December 31, 2022, the U.S. dollar debt balances of euro based debt decreased by approximately $5.9 million at September 30, 2023. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at September 30, 2023 of €1.00:$1.0582 as compared to the closing balance sheet rate at December 31, 2022 of €1.00:$1.0676.

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

•As of September 30, 2023, the Company had availability of $1,044.0 million under the revolving credit facility, taking into account that the Company had $399.5 million in outstanding borrowings, $52.6 million in ancillary facilities and letters of credit issued of $3.9 million.

•As of September 30, 2023, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has made no repayments. Amounts borrowed under the term A-1 facility that are repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of September 30, 2023, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $15.6 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of September 30, 2023, the Company has borrowed all $300.0 million under the terms of the term A-3 facility and has made no repayments. Amounts borrowed under the term A-3 facility that are repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of September 30, 2023, the Company has borrowed all $500.0 million under the terms of the term A-4 facility and has repaid $6.3 million, which when repaid by the Company cannot be reborrowed. The Term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or June 30, 2023 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of September 30, 2023, the Company has borrowed all $525.0 million under the terms of the term B facility and repaid $325.0 million, which when repaid, cannot be reborrowed. As a result of early payments made by the

Company under the term B facility only one final installment of the relevant term B facility then outstanding is due on December 18, 2024. The term B facility will mature on December 18, 2024.

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

Other debt consists of U.S., European, China and Brazil overdraft ancillary facilities, U.S., European and Brazil finance lease obligations and note arrangements in U.S., Brazil, China and European notes that are not part of the Company's Amended Credit Agreement, 6% Notes, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s September 30, 2023 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of September 30, 2023, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On September 30, 2023, the Company had working capital of $809.3 million and its working capital ratio was 1.78 to 1 compared to working capital of $569.7 million and a working capital ratio of 1.53 to 1 on December 31, 2022.  As of September 30, 2023, the Company had unrestricted cash of $119.0 million and funds available under the revolving credit facility of $1,044.0 million, compared to unrestricted cash of $127.0 million and funds available under the revolving credit facility of $1,313.0 million at December 31, 2022. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $682.3 million for the first nine months ended September 30, 2023, as compared to net cash provided by operating activities of $638.4 million for the first nine months ended October 1, 2022, an increase of $43.9 million due primarily to an increase in cash distributions received from the DGD Joint Venture. Cash used in investing activities was $1,506.6 million for the first nine months ended September 30, 2023, compared to $2,222.8 million for the first nine months ended October 1, 2022, a decrease in cash used in investing activities of $716.2 million, primarily due to a decrease in payments for acquisitions and capital contributions to the DGD Joint Venture that more than offset an increase in capital expenditures.  Net cash provided by financing activities was $902.2 million for the first nine months ended September 30, 2023, compared to $1,682.9 million for the first nine months ended October 1, 2022, a decrease in net cash provided by financing activities of $780.7 million, primarily due to a decrease in debt borrowings utilized to fund acquisitions in the first nine months ended September 30, 2023 compared to the first nine months ended October 1, 2022.

Capital expenditures of $380.6 million were made during the first nine months of fiscal 2023, compared to $257.1 million in the first nine months of fiscal 2022. The Company expects to incur additional capital expenditures of approximately $184 million for the remainder of fiscal 2023 including compliance and expansion projects and spending related to acquired companies. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $43.4 million and $29.2 million during the first nine months ended September 30, 2023 and October 1, 2022, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first nine months of fiscal 2023, the Company has an accrued balance of approximately $22.4 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at September 30, 2023.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self-insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.2 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended September 30, 2023 of approximately $0.2 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended September 30, 2023 of approximately $2.1 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the Russia-Ukraine war and the Israeli-Palestinian conflict, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company, with one of these material plans certified as critical or red zone under PPA guidelines. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. During the second quarter of fiscal 2023, the Company was notified by one of their multiemployer plans that an additional partial withdrawal liability was incurred and the Company also received a notification that another one of its multiemployer plans liabilities was being reduced. As a result of these events, the Company recorded an additional liability of approximately $2.8 million. As of September 30, 2023, the Company has an aggregate accrued liability of approximately $6.6 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million, with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In September 2022 and again in December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company's full $25.0 million commitment. The Company received interest from the DGD Joint Venture for the three months ended September 30, 2023 and October 1, 2022 of approximately zero and $0.1 million, respectively and received interest from the DGD Joint Venture for the nine months ended September 30, 2023 and October 1, 2022 of approximately $0.6 million and $0.5 million, respectively. As of September 30, 2023 and December 31, 2022, zero and $25.0 million, respectively, was owed to Darling Green under the 2023 DGD Loan Agreement and the 2019 DGD Loan Agreement, as applicable. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of September 30, 2023, the DGD Joint Venture has borrowings outstanding of $200.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St Charles Plant, and each partner has subsequently made $528.8 million in additional capital contributions to the DGD Joint Venture. As of September 30, 2023, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,096.9 million included on the consolidated balance sheet.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the Russia-Ukraine war and the Israeli-Palestinian conflict and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2023 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, other than the Company's previously announced acquisition of Miropasz for approximately €110.0 million in cash, which will be financed through borrowings under the Company's Amended Credit Agreement, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture SAF project or potential investments in additional renewable diesel projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2024, unless further extended or shortened by the Board of Directors. During the first nine months of fiscal 2023, the Company has repurchased approximately $52.9 million of its common stock in the open market. As of September 30, 2023, the Company had approximately $321.6 million remaining in its share repurchase program.

Each of the factors described above has the potential to adversely impact the Company's liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for the principal products that the Company sells are typically influenced by the demand and pricing of renewable diesel, which is dependent on governmental energy policies and programs, and sales prices for agricultural-based alternative ingredients, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulation (including, without limitation, China), changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company's liquidity. A decline in commodities prices, adverse changes to governmental energy policies and programs, a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $325.7 million of commodity products consisting of approximately $92.6 million of finished products, approximately $199.7 million of natural gas and diesel fuel and approximately $33.4 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at September 30, 2023.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2023 and through fiscal 2028, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company's Amended Credit Agreement at September 30, 2023 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,871
Standby letters of credit (ancillary facility)	30,177
Foreign and domestic bank guarantees	22,335
Total other commercial commitments:	$56,383

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company's direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company's indebtedness or other purposes; global demands for bio-fuels and grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat and used cooking oil finished product prices; changes to government policies around the world relating to renewable fuels and greenhouse gas (“GHG”) emissions that adversely affect programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives; the occurrence of 2009 H1N1 flu (initially known as “Swine Flu”), highly pathogenic strains of avian influenza (collectively known as “Bird Flu”), severe acute respiratory syndrome (“SARS”), bovine spongiform encephalopathy (or “BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of African Swine Fever in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions, a decline in margins on the products produced by the DGD Joint Venture and issues relating to the announced SAF upgrade project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; tax changes, such as the introduction of a global minimum tax; difficulties or a significant disruption in the Company's information systems or failure to implement new systems and software successfully; risks relating to possible third party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war and the Israeli-Palestinian conflict; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets.  These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, such as the recent turmoil in the world banking markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company's results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company's announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. For more detailed discussion of these factors see the Risk Factors discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company's natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At September 30, 2023, the Company had soybean meal forward and option contracts, foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts, soybean meal forward and option contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first and second quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-Month SOFR rate, which excludes margin. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At September 30, 2023, the aggregate fair value of these interest rate swaps was approximately $16.4 million. These amounts are included in other current assets and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% fixed rate while receiving a weighted average fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income (loss) associated with the interest rate differential between the U.S. dollar and a Euro denominated intercompany loan to interest expense. At September 30, 2023, the aggregate fair value of these cross currency swaps was approximately $12.9 million. These amounts are included in other current assets and other assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2023. There are not any open designated corn option contracts at September 30, 2023. As of September 30, 2023 and December 31, 2022 the aggregate fair value of these corn option contracts was approximately zero and $0.9 million, respectively. The amounts outstanding as of December 31, 2022 are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. The Company may enter into corn option contracts in the future from time to time.

In fiscal 2022 and the first quarter of fiscal 2023, the Company entered into foreign exchange forward and option contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted collagen sales in currencies other than the functional currency through the fourth quarter of fiscal 2024. As of September 30, 2023 and December 31, 2022, the aggregate fair value of these foreign exchange contracts was approximately $17.2 million and $13.8 million, respectively. As of September 30, 2023, approximately $15.4 million is included in other current assets, approximately $0.3 million is included in accrued expenses, approximately $2.2 million is included in other assets and approximately $0.1 million is included in other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. As of December 31, 2022, approximately $15.6 million is included in other current assets, approximately $1.0 million is included in accrued expenses and approximately $0.8 million is included in other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022 and fiscal 2023, the Company entered into soybean meal forward and option contracts to hedge a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2023. As of September 30, 2023 and December 31, 2022, the aggregate fair value of the soybean meal contracts was approximately $0.1 million and $0.6 million, respectively. The amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

As of September 30, 2023, the Company had the following outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	154,113	Euro	28,202	5.28 - 5.66	$30,780
Brazilian real	3,152,853	U.S. dollar	768,550	3.35 - 6.63	768,550
Euro	49,053	U.S. dollar	52,542	1.06 - 1.11	52,542
Euro	36,246	Polish zloty	165,500	4.49 - 4.63	38,356
Euro	14,300	Japanese yen	2,241,486	151.57 - 157.85	15,133
Euro	25,240	Chinese renminbi	196,576	7.69 - 7.82	26,709
Euro	19,001	Australian dollar	31,860	1.64 - 1.69	20,106
Euro	5,997	British pound	5,213	0.86 - 0.87	6,346
Euro	104	Canadian dollar	150	1.43 - 1.48	110
Polish zloty	678	U.S. dollar	157	4.32	157
Polish zloty	34,443	Euro	7,497	4.59 - 4.60	7,863
British pound	159	Euro	183	0.87	195
British pound	231	U.S. dollar	282	0.82	282
Japanese yen	242,161	U.S. dollar	1,716	132.67 - 147.86	1,716
U.S. dollar	440	Japanese yen	65,000	147.87	440
U.S. dollar	562,340	Euro	519,182	1.08	562,340
Australian dollar	174	Euro	105	1.66	113
Australian dollar	164	U.S. dollar	105	1.56	105
					$1,531,843

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $3.2 million and are included in other current assets and accrued expenses at September 30, 2023.

Additionally, the Company had corn forward contracts and soybean meal forward and option contracts that are marked to market because they did not qualify for hedge accounting at September 30, 2023. These contracts have an aggregate fair value of approximately $0.2 million and less than $0.1 million, respectively and are included in other current assets and accrued expenses at September 30, 2023.

As of September 30, 2023, the Company had forward purchase agreements in place for purchases of approximately $199.7 million of natural gas and diesel fuel and approximately $33.4 million of other commitments during the next five years. As of September 30, 2023, the Company had forward purchase agreements in place for purchases of approximately $92.6 million of finished product during the next five years.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 18 (Contingencies) on pages 30 through 31 of this Form 10-Q and is incorporated herein by reference.

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and October 1, 2022; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2023 and October 1, 2022; (iv) Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2023 and October 1, 2022; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and October 1, 2022 and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 7, 2023	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)