Form 10-K
period 2023-12-30
DARLING INGREDIENTS INC.
filed 2024-02-28
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the fiscal year ended	December 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware		36-2495346
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification Number)

5601 N MacArthur Blvd.,
Irving,	Texas	75038
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

  Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $10,059,866,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 159,611,336 shares of common stock, $0.01 par value, outstanding at February 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2024 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

Auditor Name:	KPMG LLP	Auditor Location:	Dallas, Texas	Auditor Firm ID:	185

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2023

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
OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, animal feed, industrial, fuel, bioenergy and fertilizer industries. In fiscal 2022 and fiscal 2023, the Company completed several acquisitions including two significant rendering operations, Valley Proteins in North America and the FASA Group in South America and a significant collagen operation, Gelnex, with processing located in South America and North America. See Note 3 to the Company’s Consolidated Financial Statements for more information. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. In fiscal year 2023, the Company generated $6.8 billion in revenues and $647.7 million in net income attributable to Darling.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 150 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), meat products for the pet food industry, blood products (plasma and whole blood), collagen, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, biodiesel, fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. In the United States, Darling is a partner with Valero Energy Corporation in Diamond Green Diesel, a renewable diesel facility, which converts used cooking oils, animal fats and other feedstocks into valuable biofuel products. In Canada, the Company is a leading recycler of animal by-products. Darling's Canadian ingredients business processes raw materials into finished fat and protein products for use in animal feed, pet food, fertilizer and other ingredients. Darling's Canadian ingredients business has a network of six facilities in Manitoba, Ontario, Quebec and Nova Scotia.

International

Darling Ingredients International, our subsidiary, is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in the pharmaceutical, food, pet food, animal feed, industrial, fuel, bioenergy and fertilizer industries. Darling Ingredients International operates a global network of 80 production facilities across five continents, including Europe, Asia, Australia, South America and North America covering all aspects of animal by-product processing through seven brands: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), FASA (proteins and fats), Ecoson (bioenergy and fertilizer), Rousselot (collagen), Gelnex (collagen) and CTH (natural casings). Darling Ingredients International's specialized portfolio of over 345 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s rendering and specialties business has leading positions across Europe, China and South America, with European operations in the Netherlands, Belgium, Germany, Poland and Italy, under the Ecoson, Rendac, Sonac and FASA brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot and Gelnex are global leading market providers of collagen for the food, pharmaceutical and technical industries with operations in Europe, the United States, South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe, China and the United States.

Operating Segments

The Company’s business operates within three reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company’s global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America, Europe and South America into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America and South America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe, North America and South America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, (viii) the rearing and processing of black soldier fly larvae into specialty proteins for use in animal feed and pet food in North America; and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third-parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel and renewable diesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third-parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company’s global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the collagen industry and bone ash in Europe. Collagens produced and marketed by the Company are sold to third-parties to be used as ingredients in the pharmaceutical, nutraceutical, food, pet food, and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third-parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 1 and Note 2 to the Company’s Consolidated Financial Statements for the period ended December 30, 2023 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable EU regulations into low-grade energy sources to be used in industrial applications in Europe, and (iv) the processing of manure into natural bio-phosphate in Europe.

For financial information about our operating segments and geographic areas, refer to Note 21 and Note 22 to the Company’s Consolidated Financial Statements for the period ended December 30, 2023 included herein.

Fiscal Year 2023, 2022 and 2021 Net External Sales

Darling’s net external sales from fiscal year 2023, 2022 and 2021 by operating segment were as follows (in thousands):

	Fiscal Year 2023		Fiscal Year 2022		Fiscal Year 2021
Net sales:
Feed Ingredients	$4,472,592	65.9%	$4,539,000	69.5%	$3,039,500	64.1%
Food Ingredients	1,752,065	25.8	1,459,630	22.3	1,271,629	26.8
Fuel Ingredients	563,423	8.3	533,574	8.2	430,240	9.1
Total	$6,788,080	100.0%	$6,532,204	100.0%	$4,741,369	100.0%

OPERATIONS

Feed Ingredients Segment

Our Feed Ingredients segment consists principally of (i) our U.S. ingredients and specialty products businesses, including our fats and proteins, used cooking oil, and trap grease collection business, our Canadian ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac and FASA names (proteins, fats and plasma products) and (ii) our bakery residuals business.
Animal By-Products

North American Operations

Raw materials: The Company’s North American animal by-products operations collect beef, poultry and pork by-products, which are collected primarily from slaughterhouses, grocery stores, butcher shops and food service establishments. These raw materials are collected in one of two manners.  Certain large suppliers, such as large slaughterhouses, are furnished with bulk containers in which the raw material is loaded.  We provide the remaining suppliers, primarily grocery stores and butcher shops, with containers in which to deposit the raw material.  The containers are picked up by, or emptied into, the Company’s trucks on a periodic basis.  The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location and weather, among other factors. The raw materials we collect are transported either directly to a processing plant or to a transfer station where materials from several collection routes are loaded into trailers and transported to a processing plant.  These raw materials are delivered to plants for processing usually within 24 hours of collection to deter spoilage.

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
International Operations

Darling Ingredients International’s ingredients and specialty products businesses are operated under the Sonac and FASA names by our Sonac C3 and Sonac Blood business activities. The Sonac and FASA ingredients and specialty products businesses of Darling Ingredients International operate similarly to our North American ingredients division. However, the Sonac businesses, with the exception of Sonac C3, further separate raw material streams to add additional value to each stream.

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

Used Cooking Oil

The Company is a leading collector and processor of used cooking oil in North America for use as a valuable low carbon fuel and feed ingredient. The Company estimates it collects used cooking oil from approximately 173,000 locations in the U.S. The Company’s primary customer for this product is the DGD Joint Venture.

Raw materials: Used cooking oil is collected from restaurants, food service establishments, industrial operations and grocery stores. Many of our suppliers operate stores that are part of national chains. Used cooking oil is placed in various sizes and types of containers and supplied to the Company under mutually agreeable contract terms. In some instances, these containers are unloaded directly onto our trucks, while in other instances used cooking oil is pumped through a vacuum hose into the truck.  We provide several types of containers for used cooking oil collection to food service establishments, which are proprietary self-contained collection systems that are housed either inside or outside the establishment, with the used cooking oil from indoor containers pumped directly into collection vehicles via an outside valve. The frequency of all forms of used cooking oil collection is determined by the volume of oil generated by the restaurant, food service establishment, industrial operations or grocery store.

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

Raw materials: Bakery residuals are collected from large commercial bakeries that produce a variety of products, including cookies, crackers, cereal, bread, dough, potato chips, pretzels, sweet goods and biscuits.  The Company collects these materials by bulk loading onsite at the bakeries utilizing proprietary equipment, the majority of which is designed, engineered, manufactured and installed by us.  All of the bakery residuals that the Company collects are bulk loaded, which we believe represents a significant advantage over competitors that receive a large percentage of raw materials from less efficient, manual methods.  The receipt of bulk-loaded bakery residuals allows us to significantly streamline our bakery recycling process, reduce personnel costs, and maximize freight savings by hauling more tons per load.

Processing operations: The highly automated bakery residuals production process involves sorting and separating raw material, mixing it to produce the appropriate nutritional content, drying it to reduce excess moisture, and grinding it to the consistency of animal feed.  During the bakery residuals process, packaging materials are removed.  The packaging material is fed into a combustion chamber along with sawdust, and heat is produced.  This heat is used in the dryers to remove moisture from the raw materials that have been partially ground.  Finally, the dried meal is ground to the specified granularity.  The finished product, which is tested to ensure that the caloric and nutrient contents meet specifications, is a nutritious additive used in animal feed.
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

Food Ingredients Segment

Our Food Ingredients segment consists principally of (i) the collagen business conducted by Darling Ingredients International under the Rousselot and Gelnex names, (ii) the natural casings and meat by-products business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.
Collagen
Rousselot and Gelnex are global leading market providers of collagen for the food, nutraceutical, pharmaceutical and technical (e.g., photographic) industries with operations in Europe, China, South America and the United States. Rousselot and Gelnex have a network of 16 production plants and 12 sales locations, covering sales into more than 80 countries. With the Rousselot and Gelnex collagen business, the Company is part of the growing global collagen market. Collagen is a functional ingredient, which means that it has a role in the end product by adding a critical property to it that is largely non-substitutable. Collagen is used in a large variety of end products, but only small amounts are used in most products. Currently, available substitutes are limited and do not have the broad functionality required for most usages. Rousselot and Gelnex collagen products have higher sales prices relative to the Company’s other end products, but comprise a minimal portion of the cost of final products in many segments, for example the pharmaceutical end markets. We believe many end customers focus on collagen quality and consistency, supply reliability, application know-how and regulatory support and are therefore relatively less price sensitive to collagen products. Rousselot and Gelnex’s profitability is mainly driven by their ability to timely transfer increases in net raw material costs to their customers in order to realize a relatively stable added value per kilogram of collagen, in combination with a strong focus on operations excellence and product quality. Rousselot and Gelnex are involved in all four types of collagen (pigskin, hide, bone and fish). Raw material prices are mainly driven by the availability and quality of raw material, and sales prices are mainly driven by market demand and the expected availability of collagen supply. As such, securing sufficient raw material positions is key to the business. Rousselot and Gelnex enter into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot and Gelnex market their hydrolyzed collagen under the “Peptan” and “Peptinex” brands; this fast-growing specialty ingredient is positioned specifically towards nutritional supplement customers focusing on improved bone, joint and skin health.
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

Diamond Green Diesel

The DGD Joint Venture currently operates two renewable diesel plants, one located adjacent to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD St. Charles Plant”) and one located adjacent to Valero’s Port Arthur Refinery in Port Arthur, Texas (the “DGD Port Arthur Plant” and, together with the DGD St. Charles Plant, the “DGD Facilities”), with a combined renewable diesel production capacity of approximately 1.2 billion gallons per year. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Facilities using an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group, to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons. The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. Additionally, in November 2022 the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. Furthermore, in January 2023, the DGD Joint Venture partners approved a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to sustainable aviation fuel (SAF). Work on the project is underway, with completion expected in 2025 at a total estimated cost to DGD of approximately $315 million.

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

A majority of our U.S. volume of rendering raw materials, including all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. Approximately 91% of Darling's U.S. volume of raw materials in fiscal year 2023 was acquired on a "formula" basis. A majority of Darling's Canadian ingredients volume of rendering raw materials are acquired based on prices fixed on a monthly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices and, in general, has no long term contracts with its key suppliers.

Certain of the Company’s geographic regions’ facilities are highly dependent on one or a few suppliers.  During the 2023 fiscal year, the Company’s 10 largest raw materials suppliers in North America accounted for approximately 36% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 8% of the total raw material processed in North America. In Europe, the Company’s 10 largest raw material suppliers accounted for approximately 34% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 11% of the total raw material processed in Europe. In China, the Company’s 10 largest raw material suppliers accounted for approximately 37% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 14% of the total raw material processed in China. In South America, the Company’s 10 largest raw material suppliers accounted for approximately 48% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 20% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.”  Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected.  (See “Risk Factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide.  Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas, at our regional office in Cold Spring, Kentucky and our regional office in Winchester, Virginia.  Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. Where appropriate, we coordinate international sales of common products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale, and assists in the distribution of, most finished products produced at our processing plants.  The Company also sells its finished products internationally directly to customers or, in some cases, through commodities brokers and agents. We market certain of our finished products under our Dar Pro Ingredients brand, certain specialty products under the Sonac and FASA names, collagen products under the Rousselot and Gelnex names and natural casings and meat by-products under the CTH name. See Note 22 of Notes to Consolidated Financial Statements included herein for a breakdown of the Company’s sales by geographic regions.

The Company sells finished products in North America and throughout the world, primarily to producers of animal feed, pet food, biofuel, fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing.  Certain of our finished products are ingredients that compete with alternatives, such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil, based on nutritional and functional values; therefore, the actual pricing for those finished products, as well as competing products, can be quite volatile. While the Company’s principal finished products are generally sold at prices prevailing at the time of sale, the Company’s ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables us to sell into the market with the highest return. The Company’s premium, value-added and branded products command significantly higher pricing relative to the Company’s principal finished product lines due to their enhanced qualities, which is a function of the Company’s specialized processing techniques and/or know-how. Customers for our premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses. Feed mills purchase meals, fats, blood products, and Cookie Meal® for use as feed ingredients. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives that are high in protein and nutritional content. As a result, pet food manufacturers typically purchase only premium or value-added products under supply contracts with us. Oleo-chemical producers use fats as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Darling Ingredients International’s premium, value-added and branded products also command higher pricing, including with respect to collagen, natural casings, meat by-products, edible fat, heparin and specialty plasma products.

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

The Company operates a fleet of trucks, trailers and railcars to transport raw materials from suppliers and finished products to customers or ports for transportation by ship.  It also utilizes third-party freight companies to cost-effectively transfer materials and augment our in-house logistics fleet.  Within our bakery and international by-products divisions, except for Rendac, substantially all inbound and outbound freight is handled by third-party logistics companies.

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

INTELLECTUAL PROPERTY

The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers our intellectual property to be of material value.  We have registered or applied for registration of certain of our intellectual property, including the tricolor triangle used in our signage and logos and the names “Darling,” “Darling Ingredients”, “Griffin Industries,” “Dar Pro Solutions,” “Dar Pro,” “Rousselot,” “Gelnex,” “Sonac,” “FASA,” “Ecoson,” “Rendac,” “Rothsay,” “Nature Safe,” “CleanStar,” “Peptan,” “Cookie Meal,” and “Bakery Feeds,” and certain patents, both domestically and internationally, relating to the process for preparing nutritional supplements and the drying and processing of raw materials.

HUMAN CAPITAL

We are committed to having an engaged, diverse and inclusive workplace that fosters learning, development and innovation, and we are committed to building a culture and working environment that is inclusive and respectful for all, and where our employees can do their best work and feel valued for their contributions. Our goal is to recruit a range of talent that reflects the diversity of our communities. We promote diversity and inclusivity in our hiring practices by posting open jobs to diverse recruiting websites and conducting outreach to diverse groups near our operations. We are keenly aware that our people are fundamental to the ongoing success of our business. Accordingly, we are committed to the health, safety and wellness of our employees. In this regard, we have a strong health and safety program that focuses on implementing policies and training programs, as well as performing self-audits, all designed to keep our employees injury free.

We retain talent by providing employees with training, mentoring and career development. We offer online and in-person training for employees throughout their career. This begins with onboarding training for all new employees on a variety of topics, from cybersecurity to business ethics. Further training is then customized to each employee’s role, responsibilities and individual career aspirations. To facilitate growth and development, we’ve put several initiatives in place, including leadership training programs such as Darling Leadership Academy, Darling University and Darling Involve International Leadership Training. Combined with additional subject-specific training, these programs support skill building in the areas of communication, conflict resolution, decision making, inclusive leadership, performance management tactics and more. To encourage job growth and career advancement for all employees, we announce job openings internally before advertising them externally. In addition, to encourage ongoing leadership development and remove potential barriers to continuing education, we offer an educational assistance program for employees who wish to pursue a degree program or professional certification.

As of December 30, 2023, the Company employed globally approximately 15,800 persons full-time. While we have no national or multi-plant union contracts, at December 30, 2023, approximately 17% of the Company’s North American employees were covered by multiple collective bargaining agreements. In addition, approximately 66% of Darling Ingredients International's employees are covered by various collective bargaining agreements.  Management believes that our relations with our employees and their representatives are satisfactory.  There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

REGULATIONS

We are subject to the rules and regulations of various federal, state, local and foreign governmental agencies including, but not limited to, the following principal governmental agencies in the following countries:

United States

•The Food and Drug Administration (“FDA”), which regulates pharmaceutical products and food and feed safety. The FDA is responsible for enforcement of rules (21 C.F.R. 589.2000 and 589.2001, referred to herein as the “BSE Feed Rule”) to prevent the spread of bovine spongiform encephalopathy (“BSE”), which is commonly referred to as “mad cow” disease. These regulations prohibit the use of mammalian proteins, with some exceptions, and tallow having more than 0.15% impurities in feeds for cattle, sheep and other ruminant animals. In addition, the BSE Feed Rule prohibits the use of brain and spinal cord material from cattle aged 30 months and older or the carcasses of such cattle, if the carcasses are not inspected and passed for human consumption and the brain and spinal cord are not removed, in the feed or food for all animals.  The FDA has also implemented restrictions on the use of specified risk materials (“SRM”), material from nonambulatory disabled cattle, and other specified cattle materials in human food (21 C.F.R. 189.5) and in cosmetics (21 C.F.R. 700.27). In addition, the FDA is responsible for implementing and enforcing the FDA Food Safety Modernization Act (“FSMA”), which gives the FDA a series of powers intended to better protect human and animal health by adopting a modern, preventive and risk-based approach to food safety regulation. In addition, to various authorities granted to the FDA by FSMA, the FDA has also finalized major rules under FSMA affecting the production, importation and transport of human and animal food. These authorities and regulations include:

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

•The U.S. Environmental Protection Agency (“EPA”), which regulates air and water discharges and hazardous and solid waste requirements among other environmental requirements, as well as local and state environmental agencies with jurisdiction over environmental matters affecting the Company’s operations. The EPA also administers the National Renewable Fuel Standard Program (“RFS2”).

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

•The Securities and Exchange Commission (“SEC”), which enforces the U.S. federal securities laws, including rules governing disclosures required in annual, quarterly and other reports filed by publicly traded companies, and (with the DOJ) the Foreign Corrupt Practices Act (“FCPA”), and other matters.

European Union and EU Member States

•The European Union, which has competence to adopt legislation which is binding on the EU Member States and, as regards regulations, their citizens, related to inter alia, employment and social affairs, agriculture, environment, consumer protection and public health.

•EU Member States must correctly transpose EU Directives into their national legislation and directly apply EU Regulations, and ensure adequate and effective enforcement, control and supervision of the relevant principles, including minimum safety and health requirements for the workplace and use of work equipment by workers, as well as the implementation and maintenance of a system of official controls and other activities as appropriate to the circumstances, such as relevant communications on food and feed safety and risk, food and feed safety surveillance and other monitoring activities covering all stages of production, processing and distribution. The EU Directives may allow EU Member States to maintain or establish more stringent measures in their own legislation. In general, each EU Member State is responsible for regulating health and safety at work and labor inspection services and is in charge of controlling compliance with applicable legislation and regulations.

•The European Commission, which is the European Union’s politically independent executive arm and is responsible for drawing up proposals for new EU legislation and implementing the decisions of the European Parliament and the Council of the EU. Relevant Directorate Generals include, but are not limited to:

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

•The Department for Environment, Food and Rural Affairs (“DEFRA”) is responsible for environmental protection, food production and standards, agriculture, fisheries and rural communities.

•The Animal and Plant Health Agency (“APHA”) is an executive agency of DEFRA and is responsible for protecting the health and welfare of the general public and animals from disease. The APHA issues permits, approvals and registrations to plants carrying out certain activities related to the handling of animal by-products. Feed businesses need to be approved or registered with their local authority trading standards office.

•The Food Standards Agency (“FSA”) is responsible for safeguarding public health, including in relation to food and feed. The FSA supports the control of BSE. Local authorities are responsible for delivering activities such as inspections, audits and surveillance, sampling in most food and feed establishments.

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

Brazil

•The Ministry of Agriculture and Cattle (Ministério da Agricultura, Pecuária), which regulates the production of collagen and activities related to animal feed (i.e., animal slaughter by products).

•Ministry of Labor (Ministério do Trabalho), which regulates labor health and safety.

•The Ministry of the Environment and Climate Change (Ministério do Meio Ambiente e Mudança do Clima - MMA), which regulates and supervises the implementation of the national policy for the environment.

•Federal Environmental Agency (Instituto Brasileiro do Meio Ambiente e dos Recursos Naturais Renováveis - IBAMA), which regulates and supervises the development of potentially pollutant activities in Brazil as well as is responsible for the Federal Technical Registry (Cadastro Técnico Federal – CTF), required for all the enterprises which develop potentially pollutant activities and/or use of natural resources.

•Various local and State environmental agencies responsible for the State-Level and local-level control, supervision, monitoring and licensing process for pollution generating activities in the areas in which we operate.

•Brazilian Federal Police, responsible for regulating and inspecting controlled chemical industrial products.

•Brazilian Army, responsible for regulating and inspecting controlled chemical industrial products.

•Federal Council of Veterinary Medicine (CFMV), and its regional counterparts (Reginal Councils of Veterinary Medicine – CRMV), which guide, control, inspect, and regulate the exercise of certain professional categories, and issue the registration of companies (i.e., the Legal Entity Registration Certificate issued by the competent professional council – “CRPJ”) and the annotation of legally qualified professionals in charge of them (i.e., the Technical Responsibility Note issued by the competent professional council – “ART”).

•Federal Council of Chemistry (CFQ), and its regional counterparts (Regional Councils of Chemistry – CRQ), which guide, control, inspect, and regulate the exercise of certain professional categories, and issue the CRPJ (described above) and the ART (described above).

•Brazilian Oil, Gas & Biofuels Regulatory Agency (ANP), responsible for the regulation of the operation of biofuel production plants, an activity that one of our subsidiaries is engaged with.

•National Land Transport Agency (ANTT), which issues subscriptions on the National Register of Road Freight Transporters (RNTRC) and regulates road cargo transportation, an activity that one of our subsidiaries is engaged with.

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

AVAILABLE INFORMATION

We make available, free of charge, through our investor relations website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as well as all other filings with the SEC, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

The Company’s website is https://www.darlingii.com and the address for the Company’s investor relations website is https://ir.darlingii.com. Information contained on these websites is not and should not be deemed to be a part of this report or any filing filed with, or furnished to, the SEC by us. Alternatively, these reports may be accessed at the SEC’s website at https://www.sec.gov.

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

•The prices of many of our products are subject to significant volatility;
•Our business is dependent on the procurement of raw materials, which is the most competitive aspect of our business;
•The DGD Joint Venture subjects us to a number of risks;
•Our renewable energy businesses may be affected by energy policies around the world;
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
•We may incur losses and additional costs as a result of our hedging transactions;
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
•Pandemics, epidemics or disease outbreaks, such as coronavirus (“COVID-19”), may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations;
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
•Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services, while data privacy laws continue to proliferate presenting heightened regulatory risk;
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
•We may divest certain of our brands or businesses from time to time, which could adversely affect us;
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
•The healthcare reform legislation in the United States, its implementing regulations, and subsequent healthcare developments could impact the healthcare benefits we are required to provide our employees in the United States and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows;
•We may incur significant charges and experience disruptions or losses of customer and/or supplier relationships in the event we close or divest all or part of a manufacturing plant or facility;
•We may not be able to achieve our climate, sustainability or other such goals, targets or objectives; and
•The United Kingdom's withdrawal from the EU could have an adverse effect on our business, investments and future operations in Europe.

Risks Related to the Company

The prices of many of our products are subject to significant volatility.

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

The prices available for the Company’s Food Ingredients segment’s collagen, edible fats and natural casings products are influenced by other competing ingredients, including plant-based and synthetic hydrocolloids and artificial casings. In the collagen operation, in particular, the cost of the Company’s animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment's collagen and casings is generally 30 to 60 days, which is substantially longer than the Company’s Feed Ingredients segment's animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices during the period from when the raw materials were procured until the finished goods are sold.

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

•The slaughter rates in the U.S. and international meat processing industry are subject to decline during poor economic conditions when consumers generally reduce their consumption of protein, and as a result, during such periods of decline, the availability, quantity and quality of raw materials available to independent renderers, such as us, decreases. In addition, raw material volumes are subject to decline due to government regulations limiting animal production.

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

A majority of the Company’s U.S. volume of animal by-product raw materials, including all of its significant U.S. poultry accounts, and substantially all of the Company’s U.S. bakery feed raw materials, are acquired on a “formula basis,” which allow us to adjust our costs of materials based on changes in the price of our finished products, and are in most cases set forth in contracts with our suppliers, generally with multi-year terms. The formulas provided in these contracts are reviewed and modified during the term and at renewal of the contracts to maintain acceptable risk allocations between us and our suppliers related to movements in commodity prices. Changes to these formulas or the inability to renew such contracts could have a material adverse effect on our business, results of operations and financial condition. A majority of the Company’s Canadian volume of animal by-product raw materials are acquired based on prices fixed on a monthly basis with suppliers, with the remaining portion acquired on a “formula basis.” A majority of Darling Ingredients International’s volume of animal by-product raw materials are acquired at spot or quarterly fixed prices.

The DGD Joint Venture subjects us to a number of risks.

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD St. Charles Plant. Since that time, the DGD

Joint Venture has completed several expansion projects, and it currently operates the DGD St. Charles Plant and the DGD Port Arthur Plant. As of December 30, 2023, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $2.2 billion included on the consolidated balance sheet. There is no assurance that the DGD Joint Venture will continue to be profitable or allow us to continue to make a return on our investment.

DGD’s operations are conducted through a joint venture with Valero. Accordingly, we share control with our joint venture partner over certain economic, legal and business interests of DGD, who may have economic, business, or legal interests, opportunities, or goals that are inconsistent with or different from our opportunities, goals, and interests, or may have different liquidity needs or financial condition characteristics than our own, be subject to different legal or contractual obligations than we are, or be unable to meet their obligations. For instance, while we share certain management rights with our joint venture partner under the DGD LLC Agreement, we do not have full control of every aspect of DGD’s business and certain significant decisions concerning DGD, including, among others, the acquisition or disposition of assets above a certain value threshold, making certain changes to DGD’s business plan, raising debt or equity capital, DGD’s distribution policy, and entering into particular transactions, also require certain approvals from our joint venture partner. Failure by us or our joint venture partner to adequately manage the risks associated with DGD, and any differences in views among us and our joint venture partner could prevent or delay actions that are in the best interests of us or the DGD Joint Venture and could have a material adverse effect on our, or the DGD Joint Venture’s, financial condition, results of operations and liquidity. Furthermore, our equity in net income of DGD, which is based on our 50% interest in the unconsolidated earnings of the standalone DGD financial statements, may not always match our joint venture partner’s consolidated results and presentation.

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

DGD’s renewable diesel plants are its principal operating assets and are subject to planned and unplanned downtime and interruptions. Its operations could also be subject to significant interruption if one of its plants were to experience a major accident or mechanical failure, be damaged by severe weather or natural disasters (such as hurricanes) or man-made disasters (such as cybersecurity incidents or acts of terrorism), or otherwise be forced to shut down or curtail operations. If any of its plants, or related pipeline or terminal, were to experience an interruption in operations, our earnings could be materially and adversely affected (to the extent not recoverable through insurance) because of lost productivity and repair and other costs.

In addition, the operation of a joint venture such as this involves a number of risks that could harm our business and result in the DGD Joint Venture not performing as expected, such as:

•problems integrating or developing operations, personnel, technologies or products;

•the unanticipated breakdown or failure of equipment or processes, including any unforeseen issues that may arise in connection with the operation of the DGD Facilities or completion and startup of any expansion or capital projects, such as the SAF capital project currently underway at the DGD Port Arthur Plant, or the possibility of equipment failure as a result of materials degradation;

•the inaccuracy of our assumptions about prices for the renewable diesel that the DGD Joint Venture currently produces and the SAF that the DGD Joint Venture will produce upon completion of the SAF capital project;

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

•inability to source sufficient feedstocks for the operation or having to increase utilization of feedstocks that produce lower margin product; and

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

Our renewable energy businesses may be affected by energy policies around the world.

Markets and/or prices for our biofuels, biogases and green electricity, including those of DGD, may be impacted by worldwide government policies relating to renewable energy and greenhouse gas emissions (“GHG”). Programs like RFS and LCFS and tax credits for biofuels both in the United States and abroad are subject to revision and change which may impact the demand for our finished products. Furthermore, support from renewable identification numbers (“RINs”), LCFS credits, and other government programs play an important role in the makeup of margins for DGD, and we are exposed to the volatility in the market price of RINs, LCFS credits, and other credits. We cannot predict the future prices of RINs, LCFS credits or other credits, nor can we predict changes or continued implementation of policies that support these programs.

The EPA created the RFS program pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Under the RFS program, the EPA is required by statute to set annual quotas for the volume of renewable fuels that must be blended into petroleum-based transportation fuels consumed in the U.S. 14 months prior to the compliance year. The quotas are set by class of renewable fuel (i.e., biomass-based diesel, cellulosic biofuel, advanced biofuel, and total renewable fuel) and are collectively referred to as the renewable volume obligation (“RVO”). The RVO must be met by obligated parties, who are the producers and importers of the petroleum-based transportation fuels consumed in the U.S. Obligated parties demonstrate compliance annually by retiring the appropriate number of RINs associated with each class of renewable fuel to satisfy their RVO. A RIN is effectively a compliance credit that is assigned to each gallon of qualifying renewable fuel produced in, or imported into, the U.S. RINs are obtained by blending those renewable fuels into petroleum based transportation fuels, and obligated parties can also achieve compliance by purchasing RINs in the open market.

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the finalized 2010 RFS regulation mandated the domestic use of biomass-based diesel (biodiesel, renewable diesel or renewable jet fuel) of 1.0 billion gallons in 2012 and a minimum of 1.0 billion gallons of biomass-based diesel for 2012 and subsequent years. This amount is subject to increase by the Administrator of the EPA. The volume mandates for 2022 were 2.76 billion gallons for biomass-based diesel, 5.63 billion RINs for advanced biofuel, and 20.63 billion RINs for total renewable fuel.

In June of 2023, the EPA published a final rule that establishes required RFS volumes for 2023, 2024, and 2025. For biomass-based diesel, the EPA set 2.82 billion gallons for 2023, 3.04 billion gallons for 2024, and 3.35 billion gallons for 2025. For the advanced biofuel category, the EPA set 5.94 billion RINs for 2023, 6.54 billion RINs for 2024, and 7.33 billion RINs for 2025. For total renewable fuel, the EPA set 20.94 billion RINs for 2023, 21.54 billion RINs for 2024, and 22.33 billion RINs for 2025.

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

In December of 2019, the blender tax credit was extended for calendar years 2020, 2021, and 2022 at $1.00 per gallon. In August of 2022, as part of the Inflation Reduction Act of 2022, the blender tax credit was extended as is until December 31, 2024. As a blender, the DGD Joint Venture has recorded approximately $1,236.2 million of blender tax credits for fiscal 2023, with Darling's portion equaling 50%. After 2024, the Clean Fuels Production Credit (CFPC) becomes effective from 2025 through 2027. Under the CFPC, non-aviation transportation fuel receives a credit equal to either $0.20/gallon or $1.00/gallon multiplied by the fuel’s emission reduction percentage. In order to receive the $1.00 per gallon baseline, the fuel must be produced at a qualifying facility that must meet prevailing wage and apprenticeship requirements. In contrast to the blender tax credit, the CFPC requires that production must take place in the United States. Under the CFPC, sustainable aviation fuel receives a credit equal to either $0.35/gallon or $1.75/gallon multiplied by the fuel’s emission reduction percentage. In order to receive the $1.75 per gallon baseline, the fuel must be produced at a qualifying facility that must meet prevailing wage and apprenticeship requirements, and production must take place in the United States. While in fiscal 2023, the amount of tax credits for biofuels impacting the Company was material, legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations.

We are highly dependent on natural gas, diesel fuel and electricity, the price of which can be volatile, and such dependency could materially adversely affect our business.

Our operations are highly dependent on the use of natural gas, diesel fuel and electricity and a disruption in any of them could have a material adverse effect on the business and results of operations of the affected facility. We consume significant volumes of natural gas to operate boilers in our plants, which generate steam to heat raw materials, and natural gas prices represent a significant cost of facility operations included in cost of sales. We also consume significant volumes of diesel fuel to operate our fleet of tractors and trucks used to collect raw materials, and diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Prices for both natural gas and diesel fuel can be volatile, partially due to the ongoing Russian-Ukraine war, the Israeli-Palestinian conflict and the inflationary environment, and therefore represent an ongoing challenge to our operating results. Although we continually manage these costs and hedge our exposure to changes in fuel prices through our formula pricing, and from time to time, derivatives, a material increase in prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect our business, results of operations and financial condition. We also require a significant amount of electricity in operating certain of our facilities, a significant increase in the cost of which could have a material adverse effect on the business and results of operations of the affected facility. Additionally, the availability of natural gas, diesel fuel and electricity can be affected by numerous events such as weather (e.g., hurricanes and periods of considerable heat or cold), pipeline and other logistics interruptions, electric grid outages, cybersecurity incidents, intermittent electricity generation, hostilities, sanctions and supply and demand imbalances.

A significant percentage of our revenue is attributable to a limited number of suppliers and customers.

In fiscal year 2023, the Company’s top ten customers for finished products accounted for approximately 38% of product sales. In addition, the Company’s top ten raw material suppliers accounted for approximately 27% of its raw material supply in the same period. Disruptions or modifications to, or termination of, our relationship with any of our significant suppliers or customers, or financial difficulties experienced by any of our suppliers or customers that lead to curtailment or termination of their operations, could cause our businesses to suffer significant financial losses and could have a material adverse effect on our business, earnings, financial condition and/or cash flows.

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

We conduct foreign operations in Europe, South America, Canada, Asia and Australia. While we expect that our geographical diversity reduces our exposure to risks in any one country or part of the world, it also subjects us to the various risks and uncertainties relating to international sales and operations, including:

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

•impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the euro, the Brazilian real, the Canadian dollar, the Chinese renminbi, the British pound, the Japanese yen, the Australian dollar and the Polish zloty, which may reduce the U.S. dollar value of the revenues, profits and cash flows we receive from non-U.S. markets or of our assets in non-U.S. countries or increase our supply costs, as measured in U.S. dollars in those markets;

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

Furthermore, emerging legislation seeks to regulate corporate environmental, social, and governance (“ESG”) practices, including practices related to the causes and impacts of climate change as well as supply chain control and compliance with human rights. For example, in December 2022 the EU adopted Directive (EU) 2022/2464 amending Regulation (EU) No 537/2014, Directive 2004/109/EC, Directive 2006/43/EC and Directive 2013/34/EU, also known as the Corporate Sustainability Reporting Directive (“CSRD”). The new rules, which apply to all large companies and to listed small and medium-sized enterprises, require companies to report on how sustainability issues (environmental, social, and governance) affect their business and about their own impact on people and the environment. There has also been increased focus from our stakeholders, including consumers, employees and investors, on our ESG practices. We expect that stakeholder expectations with respect to ESG will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations. In addition, the EU is expected to adopt a Directive on Corporate Sustainability Due Diligence by Q2 2024. For in-scope companies, this Directive will impose due diligence obligations in order to identify, prevent, mitigate and remediate actual and potential adverse impacts on people and the environment. Companies will also be required to adopt and implement a climate transition plan, setting out a strategy to reduce emissions in line with the Paris Agreement targets.

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

We and our customers for whom we manufacture products may be exposed to product liability or other claims, product recalls and adverse public relations if consumption or use of our products is alleged to cause injury or illness to humans or animals. In addition, we and our customers may be subject to product liability or other claims, product recalls, and adverse public relations resulting from developments relating to the discovery of unauthorized adulterations to food additives or other products or from allegations that our food ingredients or other products were mislabeled, were not produced in accordance with the customer’s specifications, contract requirements or regulatory standards and/or have not performed adequately in the end product, even where food safety or other product safety is not a concern. In some cases, we indemnify our customers for product liability and other claims related to our products. Product recalls in one jurisdiction may result in product recalls in other jurisdictions, as is the case in the EU, where the European Commission and the EU Member States exchange information about recalls. Our insurance may not cover or be adequate to cover all liabilities we incur in connection with product liability and/or other claims, whether or not legitimate, or product recalls, whether voluntary or mandatory, and we may not be able to maintain our existing insurance or obtain comparable insurance at a reasonable cost for such matters. A judgment against us or against one of our customers for whom we manufacture or provide products on a product liability or other claim, or our or their agreement to settle a product liability or other claim, or a product recall, could also result in substantial and unexpected expenditures, which would reduce operating income and cash flow. In addition, even if product liability or other claims against us or our customers for whom we manufacture products are not successful or are not fully pursued, defending these claims would likely be costly and time-consuming and may require significant management attention.

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

In recent years the EU has adopted new mechanisms to allow (and encourage) claims by consumers, including in collective litigation forms. The civil liability risks in Europe in relation to misleading advertising are material, and increasing. Direct civil enforcement before EU institutions or courts is not available, but the EU require the EU Member States to enhance consumer protection at national level by requiring every EU Member State to permit collective consumer civil claims for injunctions and damages in defined areas. A key example is the 2020 adoption of the EU’s Representative Actions Directive (“RAD”) requiring EU Member States to create systems by June 25, 2023 to allow consumer representative bodies to take civil claims on behalf of consumers for breaches of certain EU consumer laws.

In certain markets we are highly dependent upon a single operating facility and various events beyond our control could cause an interruption in the operation of our facilities, which could adversely affect our business in those markets.

Our facilities are subject to various federal, state, provincial and local laws, rules and regulations including environmental and other permitting requirements of the countries in which we operate and our facilities are located. Periodically, these permits may be reviewed and subject to amendment or withdrawal. Applications for an extension or renewal of various permits may be subject to challenge by community and environmental groups and others. In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay, severe weather event, cyber-attack or other unscheduled shutdown involving one of our facilities, in a majority of our markets we would utilize a nearby operating facility to continue to serve our customers in the affected market; however, in certain markets we do not have alternate operating facilities. If any of these events occur in such markets, we may experience an interruption in our ability to service our customers and to procure raw materials, and potentially an impairment of the value of that facility. Any of these circumstances may materially and adversely affect our business and results of operations in those markets. In addition, after an operating facility affected by such an event and unscheduled shutdown is restored, there could be no assurance that customers who in the interim choose to use alternative disposal services would return to use our services.

We may incur losses and additional costs as a result of our hedging transactions.

Darling and DGD may use commodity derivative instruments to hedge their exposures to various types of financial risk. If these instruments are not effective or increase Darling’s or DGD’s exposure to unexpected events or risks, Darling or DGD may incur losses. In addition, both Darling or DGD may be required to incur additional costs in connection with any future regulation of derivative instruments applicable to either or both.

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

As of December 30, 2023, the Company had approximately $2.5 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred, as well as whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the reporting unit, including goodwill, and the fair value of the reporting unit, including goodwill, in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

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

We have approximately 15,800 employees world-wide and are subject to a wide range of local, provincial and national laws and regulations governing the health and safety of workers, including, for example, OSHA in the United States. We can be subject to potential fines and civil and, in egregious cases, criminal actions if we are found to be in violation of worker health and safety laws in any of these jurisdictions. Further, as such laws and regulations change, we may sometimes be required to commit to unplanned capital expenditures in order to continue to comply with workplace safety requirements at our facilities. In addition, we operate and maintain an extensive vehicle fleet to transport products to and from customer locations in all jurisdictions where we have facilities. Our fleets and drivers are subject to federal, state, local and foreign laws and licensing requirements applicable to commercial fleets, their cargo and their hours and methods of operation. Failure to comply with these laws and regulations in any location could materially adversely affect our business, results of operations, financial condition and reputation.

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

Other diseases that are highly contagious within a species, but do not affect other animals and are not transmissible to humans, such as porcine epidemic diarrhea (“PED”) virus, may significantly impact production of the susceptible livestock or poultry species in a country or region. African Swine Fever (“ASF”) is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report. In the past few years, ASF has become widespread in multiple Chinese, Vietnamese and Philippine provinces and has been reported in Cambodia, Laos, Myanmar, Timor-Leste, Indonesia, Malaysia, and Thailand in South East Asia and the People's Democratic Republic of Korea, the Republic of Korea, Mongolia, Bhutan and India. In April 2021, the Chinese Ministry of Agriculture and Rural Affairs (“MARA”) issued the “Work plan for Regional Prevention and Control of African Swine Fever and Other Major Animal Diseases (Trial)”, which divided the entire country into five regions (South-Central, Eastern, Northern, South-West, and North-west). Pig movement is restricted and ASF-free zones were created within a region. Only pigs from ASF-free zones, breeding pigs and piglets are allowed to move beyond their respective region. Such restrictions on the movement of pigs from one region to another may affect slaughter numbers within certain regions and thereby reduce volumes of raw material supplied to our locations that, within the same region, process blood and makes collagen from pork skins. Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, resulted in a temporary ban on the use of porcine plasma in pork feed which negatively affected demand for our products as ingredients in porcine animal feed in China. This ban has now been lifted and porcine plasma is once again allowed to be used in pork feed provided that certain newly established guidelines are met. ASF has also been reported in Eastern Europe since 2007. The disease has been detected in both domestic and feral pigs in several EU (primarily Eastern European) Member States in the past years, and the European Union has taken measures to address the “unprecedented spread” of ASF. In particular, based on the epidemiological situation of ASF, the areas affected by ASF in relevant EU Member States have been listed as restricted zones I, II and III in Annex I to the Commission Implementing Regulation (EU) 2023/594. The Implementing Regulation provides special control measures for ASF based on the new legal framework of Regulation (EU) 2016/429 (“Animal Health Law”). On July 28, 2021, ASF was confirmed in the Dominican Republic and subsequently in Haiti on September 30, 2021. As a result of the occurrence of ASF in North America, the Animal and Plant Health Inspection Service (“APHIS”), on September 24, 2021, submitted plans to the World Organization for Animal Health (OIE) for the declaration of a new ASF protection zone in Puerto Rico and the U.S. Virgin Islands. Although ASF has not been detected in Puerto Rico or the U.S. Virgin Islands, establishing such an ASF protection zone will add to existing efforts to prevent ASF from spreading into the United States and protect exports of pork related products. Because Puerto Rico and the U.S. Virgin Islands are territories of the U.S., export markets will close to all live pigs, pork meat and pork byproducts produced in the U.S. if ASF finds its way into Puerto Rico or the U.S. Virgin islands. Fortunately, the OIE has established procedures for countries to recognize protection zones and limit bans of affected products to the protection zone and allow trade to continue with regions of the country outside of the protection zone. As of the date of this report, ASF has not been reported in the United States, Canada or South America. ASF does not infect humans and is not considered a food safety hazard. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal by-products, as contributing to the spread of a contagious disease could negatively affect demand for our products as ingredients in animal feeds in the affected country or region.

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

The FDA has put in place restrictions to prevent the spread of BSE, and certain foreign governments have also restricted exports of beef and beef products from the United States following the detection of BSE in the United States in December 2003. The sixth case of BSE was reported in a six-year-old mixed-breed beef cow in August, 2018, which was the second case of BSE since the OIE characterized the United States’ BSE status as one of “negligible risk” in 2013. The seventh and most recent case of BSE was announced in May 2023 by the U.S. Department of Agriculture (“USDA”). According to the announcement, the animal was tested as part of USDA’s routine surveillance of cattle that are deemed unsuitable for slaughter. As such, this animal never entered slaughter channels and at no time presented a risk to the food supply or to human health in the United States. On May 24, 2022, the OIE characterized Canada's BSE status as one of “negligible risk”. On December 17, 2021 the Canadian Food Inspection Agency confirmed a case of atypical BSE in an 8.5 year old cow in Alberta. However, the Canadian Food Inspection Agency reported zero cases of BSE in 2023. While these latest cases in the United States and Canada and previous cases were the atypical or sporadic form of BSE, which is not spread via feed and, therefore, did not affect the “negligible BSE risk” status of either country, continued concern about BSE in countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

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

As a result of our international operations, we could be adversely affected by additional non-U.S. regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals is in place in Australia as part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia and inspections and audits are undertaken to ensure compliance. In addition, in the EU, harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation (EC) No 999/2001, as amended (“TSE Regulation”) and in Regulation (EC) No 1069/2009, as amended (“Animal By-Products Regulation”) and other food and feed hygiene regulations. The TSE Regulation establishes a “feed ban” consisting of a ban on the use of processed animal protein (“PAP”), in feed for ruminants according to which only certain animal proteins considered to be safe (such as fishmeal) can be used, but under very strict conditions. Since 1994, a ban on feeding MBM to ruminants has been in place in the EU and expanded in 2001, with the prohibition of feeding all PAP to all farmed animals, subject to certain limited exceptions. In 2009, the BSE-related feed ban was supplemented with the prohibition of intra-species recycling for all food-producing animals. Other animal-derived products besides PAP, such as collagen derived from non-ruminants and hydrolyzed protein derived from parts of non-ruminants or from ruminant hides and skins, were not included in the feed ban. The feed ban has been lifted for pig and poultry PAP in the feed of aquaculture animals, and insect PAP (a new source of animal protein) in the feed of aquaculture animals. In 2021, the European Commission relaxed the “feed ban” to allow the feeding of non-ruminant farmed animals with insect PAP, reauthorize the feeding of poultry with pig PAP, the feeding of pigs with poultry PAP and allow the use of ruminant derived gelatin in feeds for non-ruminant farmed animals.

Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, however, the introduction of changes to the feed ban and further restriction may adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin on the EU market. The BSE status of EU Member States, non-EU members of the European Economic Area and other countries or regions (“Third Countries”) is to be determined by classification made by the OIE into one of three BSE risk categories identified in the Regulation, i.e., negligible risk, controlled risk or undetermined risk. The BSE classification is based on a risk assessment and the implementation of a surveillance program. According to the Commission Decision of June 29, 2007, as amended, Greece is the only EU Member State classified as having a controlled BSE risk. The other EU Member States are classified as having a negligible BSE risk. Also, the United Kingdom (with the exception of Northern Ireland), as a former a member of the EU is classified as controlled BSE risk. A change in the BSE status of one or more EU Member States may have a negative impact on Darling Ingredients International. Under EU legislation, imported products from outside the EU must meet the same safety standards as products produced in EU Member States. The TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, which depend on the BSE status of Third Countries. The Animal By-Products Regulation establishes rules intended to prevent the outbreak of certain diseases such as BSE. A BSE outbreak or other event viewed as hazardous to animal or human health could lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

In addition, the introduction of new EU legislation applicable to the agri-food sector could create additional compliance requirements and enforcement risks for us. Regulation (EU) 2019/1381, as amended (“Food Transparency Regulation”), strengthens transparency requirements in EU food law. The European Food Safety Authority (“EFSA”) must disclose scientific data, studies and other information supporting applications, including supplementary information supplied by applicants. EFSA is also tasked with establishing and managing a publicly accessible database of studies commissioned or carried out by business operators to support an application or notification in relation to which it must provide a scientific output. Business operators must notify EFSA of curtained detailed information concerning any study commissioned or carried out by them to support an application or a notification. Any potential disclosure of unfavorable studies and data as well as EFSA’s ultimate decision-making power to determine what constitutes confidential information (and therefore subject or not to transparency obligations) may result in adverse publicity, negatively impact our reputation and/or require us to disclose commercially sensitive information and data. Regulation (EC) 2017/625, as amended (“Official Controls Regulation”) requires that the EU Member States verify compliance with agri-food chain rules through official controls. To deter fraudulent practices, the Official Controls Regulation introduces more stringent rules for financial penalties, imposed by EU Member States, as well as new provisions to protect whistle-blowers to encourage and facilitate the reporting of non-compliance. More stringent and higher financial penalties may potentially result in significant and unexpected costs and enhanced provisions regarding whistle-blowers may result in more regulatory investigations and enforcement actions, both of which could have a material adverse effect on our business.

Pandemics, epidemics or disease outbreaks, such as coronavirus (“COVID-19”), may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition and results of operations.

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third-parties include those who supply our raw materials and other necessary operating materials and logistics and transportation services providers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason. Furthermore, transport restrictions related to quarantines or travel bans could be put in place and global supply may become constrained, each of which may cause the price of certain raw materials used in our products to increase and/or we may experience disruptions to our operations. In addition, any such outbreaks may affect the prices and demand for our finished products.

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

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, as well as third-party actions taken to contain its spread and mitigate public health effects.

The risks described above also apply to the DGD Joint Venture and its business and operations.

Risks Related to our Labor Force

We may be subject to work stoppages at our operating facilities, which could cause interruptions in the manufacturing or distribution of our products.

While we currently have no international, national or multi-plant union contracts, as of December 30, 2023 approximately 14% of Darling’s U.S. employees, 47% of Canadian employees and 66% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms, while Canadian agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

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

As of December 30, 2023, our total indebtedness, including trade debt, was approximately $4.4 billion and we had undrawn commitments available for additional borrowings under the revolving loan facility included as part of our senior secured credit facilities of up to approximately $832.5 million (after giving effect to approximately $610.9 million of revolver borrowing, $3.9 million of outstanding letters of credit and $52.7 million of ancillary facilities). Our high level of indebtedness could have important consequences, including the following:

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

•placing us at a competitive disadvantage compared to other, less leveraged competitors; and

•increasing our cost of borrowing.

In addition, the indentures that govern our senior notes and the credit agreement governing our senior secured credit facilities contain various covenants, including restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our funded indebtedness. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “6% Senior Notes due 2030,” “5.25% Senior Notes due 2027” and “3.625% Senior Notes due 2026.”

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

We have not paid any dividends on our common stock since January 3, 1989 and we have no current plans to do so. Our current financing arrangements permit us to pay cash dividends on our common stock within limitations defined by the terms of our existing indebtedness, including our senior secured credit facility, 6% senior notes due 2030, 5.25% senior notes due 2027 and 3.625% senior notes due 2026 and any other indentures or other financing arrangements that we enter into in the future. For example, our senior secured credit facility restricts our ability to make payments of dividends in cash if certain coverage ratios are not met. Even if such coverage ratios are met, any determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, business opportunities, restrictions imposed by any of our financing arrangements, provisions of applicable law and any other factors that our board of directors determines are relevant at that point in time.

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

We are subject to the rules and regulations of various governmental agencies in the United States, the EU, Brazil, Canada, China and the other countries in which Darling Ingredients International operates. These include rules and regulations administered by governmental agencies at the supranational, federal, state, provincial or local level. See Item 1. "Business - Regulations" for a listing of certain governmental agencies to which we are subject.

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

Because of our international operations throughout much of the world, we could be adversely affected by violations of the FCPA and similar anti-bribery laws, as well as laws and regulations governing international transactions (such as the regulations administered by OFAC). Recent years have seen a substantial increase in the global enforcement of anti-corruption laws and economic sanctions laws and regulations. Our operations outside the United States, including in developing countries, could increase the risk of such violations. In addition, we may enter into joint ventures with joint venture partners who are domiciled in areas of the world with anti-bribery laws, regulations and business practices that differ from those in the United States. There is risk that our joint venture partners will violate the FCPA and other anti-bribery laws and regulations, as well as OFAC and economic sanctions. While our policies mandate compliance with the FCPA and other anti-bribery laws, as well as OFAC and economic sanctions, we cannot provide assurance that our internal control policies and procedures will always protect us from violations committed by our employees, joint venture partners or agents. Violations of the FCPA or other anti-bribery laws, or of OFAC or other economic sanctions laws, or allegations of such violations, could result in lengthy investigations and possibly disrupt our business, lead to criminal and/or civil legal proceedings brought by governmental agencies and/or third-parties, result in material fines and legal and other costs and have a material adverse effect on our reputation, business, results of operations, cash flows and financial condition.

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

We regularly review potential acquisitions of complementary businesses, services or products. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete or finance such acquisitions on favorable terms, if at all. In addition, the process of integrating an acquired business, service or product into our existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of our business. Moreover, we may not realize the anticipated benefits of any acquisition or strategic alliance and such transactions may not generate anticipated financial results. Future acquisitions could also require us to incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business and/or negatively impact our results of operations. Finally, acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence.

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

We may engage in capital projects, such as the DGD Joint Venture SAF project underway at the DGD Port Arthur Plant, based on the forecasted project economics and level of return on the capital to be employed in the project. Large-scale projects take many years to complete, and market conditions can change from our forecast. As a result, we may be unable to fully realize our expected returns, which could negatively impact our financial condition, results of operations, and cash flows.

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

If we were to experience a disruption in our information systems that involve interactions with suppliers and customers, it could result in a loss of raw material supplies, sales and customers and/or increased costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any such disruption could adversely affect our ability to meet our financial reporting obligations. We may also encounter difficulties in developing and implementing new systems or maintaining and upgrading existing systems and software. Such difficulties may lead to significant expenses or losses due to unexpected additional costs required to implement or maintain systems, disruption in business operations, loss of sales or profits, or cause us to incur significant costs to reimburse third-parties for damages, and, as a result, may have a material adverse effect on our results of operations and financial condition. We could also experience impairment of our reputation if any of these events were to occur.

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services, while data privacy laws continue to proliferate presenting heightened regulatory risk.

We rely upon our information systems and networks in connection with a variety of business activities, and we collect and store sensitive data. Increased security threats to information systems and more sophisticated computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We are the subject of cyber-attacks from time to time, and must invest resources to protect our systems and defend against and respond to incidents. A failure of or breach in technology security could expose us and our customers and suppliers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operating disruptions, which in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

Cyber-attacks could be attempted on any of the Company’s external surfaces, such as internet access points or operational technology; by compromise of credentials of insiders or third-parties, such as through social engineering techniques; by malicious insiders; by data transfers, such as emails, files or USBs; use of artificial intelligence techniques, such as deepfakes; or other. The Company may face additional cybersecurity risks with respect to operational technologies, including those of acquired entities or assets. Cyber-attacks on operational technology surfaces could be initiated by threat actors or malicious insiders. Pathways for cyber-attack on operational technology could also be initiated by a third-party, such as a vendor or consultant, who uses a compromised device to access our operational technology and transfers the compromise, such as malware or a virus. Cyber-attacks on operational technology could include attack of various systems such as industrial control systems (ICS) or supervisory control and data acquisition (SCADA) systems for various purposes, such as control of operations, and can spread systemically beyond the point of entry due to the interconnectivity of such systems internally and with the internet. Cyber risks with legacy systems (including legacy systems inherited in acquisitions) could include structural weaknesses or vulnerabilities, and challenges with patches and upgrades necessary to defend against threat actors. Threat actors who penetrate the Company’s information systems may attempt to install malicious code (such as malware or ransomware) to gain control of systems, data, or information for the purpose of extracting a ransom; shutting down operations; initiating an equipment override to cause a fire, hazardous release or explosion; or exposing confidential or proprietary information. Cyber-attacks can also be executed within the various supply chains in which the Company operates, which could impact the availability of raw materials, transport of finished goods, port operations, markets, prices or product demand.

Furthermore, we are subject to complex and evolving laws and regulations regarding privacy, know-your-customer requirements, data protection, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices or inconsistent with one another. If personal, confidential or proprietary information of customers or employees in our possession is mishandled or misused, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations. For example, the General Data Protection Regulation (“GDPR”) which imposes stringent data protection requirements, and provides for significant penalties for noncompliance. We may face difficulty in fully complying with these regulations and any failure to do so could subject us to significant monetary penalties, liabilities, and adverse publicity. In the United States, the California Consumer Privacy Act (“CCPA”) is a far-reaching data privacy law, which has been significantly amended by the California Privacy Rights Act (“CPRA”). The full impact of the amended CCPA on us and others in our industry remains uncertain because regulations that are necessary to fully implement the law have not been finalized. Those include regulations that would be the first in the US to comprehensively regulate the use of artificial intelligence when used to make decisions about individuals. In addition to California, other states have passed data privacy laws, some of which are currently in effect and others that will take effect over the next two years; meanwhile, other states continue to evaluate the enactment of other data privacy and cybersecurity laws. Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of personal information. We also expect additional laws and regulations to be passed regulating various uses of artificial intelligence, including as described in the October 2023 White House Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence and in response to recent laws passed in the EU governing the use of artificial intelligence. The impact of these cybersecurity, privacy, and artificial intelligence laws and orders on us and others in our industry is uncertain. We also may be required to expend significant resources to prepare for and comply with the evolving standards. We could be adversely affected if state, federal or international data privacy or cybersecurity laws or regulations are interpreted in a manner that would require changes in our business practices, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

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

We are subject to income taxes in the United States and in numerous other foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our future effective tax rates could be adversely affected by changes in the mix of earnings by jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or tax rates, such as the introduction of a global minimum tax. Furthermore, we are regularly subject to audit by tax authorities with respect to both income and other non-income taxes. Unfavorable audit results or tax rulings, or other changes resulting in significant additional tax liabilities, could have material adverse effects upon our earnings, cash flows, and financial condition.

Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition.

We are a party to various lawsuits, claims and loss contingencies arising in the ordinary course of business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to various matters including labor and employment, employee benefits, occupational safety and health, wage and hour, compliance, sustainability, permitting requirements, environmental matters, including air, wastewater and storm water discharges from the Company’s processing facilities and other federal, state and local issues, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters. The outcome of litigation, particularly class action lawsuits, and regulatory proceedings is difficult to assess or quantify and could include injunctive or other such relief which impacts our ability to operate. Plaintiffs (including governmental agencies) in these types of lawsuits and proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits or proceedings may remain unknown for substantial periods of time. The costs of responding to or defending future litigation or regulatory proceedings may be significant and any future litigation or regulatory proceedings may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation or regulatory proceedings that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation or regulatory proceedings may have a material adverse effect on our business, results of operations and financial condition. For more information related to our litigation and regulatory proceedings, see Item 3. “Legal Proceedings.”

Our European pension funds may require minimum funding contributions.

In the UK and the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States (and the UK). The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements. As a result, the solvency of EU pension funds are mostly regulated on a national level. On December 23, 2016, the new IORP Directive (“IORP Directive II”) was published on the Official Journal of the European Union and entered into force on January 12, 2017, though this did not make substantive changes to the solvency requirements under the original IORP Directive. The IORP Directive II recognizes in one of its recitals that changes in this area could potentially decrease the willingness of employers to provide occupational pension schemes. EU Member States were required to implement IORP Directive II into national legislation by January 13, 2019, noting that the IORP Directive was repealed from that date. Pursuant to Article 62.2., letters (a) and (c), of the IORP Directive II, the Commission was required to review and report on the application of the directive by January 13, 2023, to look at the adequacy of the directive “from a prudential and governance point of view” and the impact of the directive on the stability of IORPs. In preparation thereof, the Commission issued a call for technical advice from the European Insurance and Occupational Pensions (“EIOPA”) regarding the evaluation and review of the IORP Directive II; the EIOPA submitted their technical advice on the review on September 28, 2023 where they propose that the Commission: (a) keeps the regulatory framework for IORPs relevant; (b) recognizes the need for existing defined benefit IORPs to be properly regulated and supervised; and (c) enhance proportionality measures. During the course of 2021, members of the Commission commented that the planned review would likely be postponed until 2024 given that many EU Member States were late in fully transposing the directive (including France, Ireland, Spain and Sweden), and the EIOPA noted in October 2023 that the review may be delayed further until 2025 given upcoming elections at the European Commission. The UK introduced legislation with effect from January 13, 2019 to implement certain parts of IORP Directive II: (i) the Occupational Pension Schemes (Governance) (Amendment) Regulations 2018, SI 2018/1103, which implemented the governance provisions; (ii) the Occupational Pension Schemes (Cross-border Activities) (Amendment) Regulations 2018, SI 2018/1102, which implemented the requirements relating to cross-border activity and cross-border transfers; and (iii) the Pension Protection Fund (Pensionable Service) and Occupational Pension Schemes (Investment and Disclosure) (Amendment and Modification) Regulations 2018, SI 2018/988, which (among other things) made amendments to the content requirements of statements of investment principles so as to require trustees to state, from October 1, 2019, their policy on ‘financially material considerations’. The UK government considered that the other aspects of IORP Directive II were already adequately covered by the existing UK law. Given that IORP Directive II had already been implemented in UK law, the European Union (Withdrawal) Act 2018 (the “EUWA 2018”) had preserved any legislation made in the UK to implement the obligations under IORP Directive II (including those carried over from the IORP Directive). That legislation has not changed following Brexit, and there is not yet indication that the UK legislation and regulation which apply to IORPs will diverge from that of the EU, however this may happen over time, given mechanisms in the EUWA 2018 allow for departure from retained EU case law, and the effect of the Retained EU Law (Revocation and Reform) Act 2023 (the “REUL Act”) (which achieved Royal Assent in the UK on June 29, 2023) on the status, operation and content of retained EU law. Although the REUL Act does not revoke legislation specific to IORPs, other provisions of it, such as the removal of general principles of EU law, may have an impact to the UK’s legislation and regulations which apply to IORPs in the future. In March 2021, the UK Pensions Regulator (“TPR”) published a consultation on its new code of practice, and a draft of the single code (the “Code”), which will cover additional governance requirements to implement IORP Directive II in the UK. The Code will consolidate TPR’s existing codes of practice and introduce new modules to cover the requirements of IORP Directive II (and the underlying UK regulations which implemented the directive). These include the requirement for trustees to have in place remuneration policies and “own risk assessments”, and guidance on topics such as continuity planning. TPR had intended for the Code to be laid before the UK parliament towards the end of 2022, however this was delayed. In addition, on April 21, 2023, TPR published their Corporate Plan for 2023-2024, where it was stated that the Code will be launched during 2023, however this did not transpire.

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

We have in the past and may in the future be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third-parties by us or our customers. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products and thereby materially adversely affect our business, results of operations and financial condition.

The healthcare reform legislation in the United States and its implementing regulations could impact the healthcare benefits we are required to provide our employees in the United States and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), was signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our healthcare costs, including the contributions we are required to make to our benefit plans. In particular, the requirement that we either offer our full-time employees healthcare coverage that satisfies the ACA's affordability and minimum value standards or potentially be subject to a penalty became effective in calendar year 2015. In addition, beginning in 2016, we had to file information returns with the IRS regarding the health insurance coverage offered to our full-time employees in the prior calendar year and furnish to employees a statement that includes the same information provided to the IRS. While we have timely filed such returns and provided our employees with the required statements to date, failure to do so in the future could expose us to reporting penalties under applicable sections of the Internal Revenue Code. These provisions could reduce our net income and adversely affect our cash flows.

There have been several legislative changes to, or regulatory changes under, all or certain portions of the ACA since its enactment. For example, on December 20, 2019, former President Trump signed Public Law 116-94, a spending bill that included provisions repealing the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Former President Trump also signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress has not passed comprehensive repeal legislation, but bills affecting the implementation of the ACA have been signed into law. For example, the Tax Cuts and Jobs Act, passed in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate” (although a few states have adopted individual mandate requirements that assess penalties against individuals based on their uninsured status). There have also been various judicial challenges to the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Another significant challenge to the ACA is advancing in federal courts. Specifically, in Braidwood Management v. Becerra, the plaintiffs argue that the ACA’s requirement that insurance cover certain preventive services without cost sharing is unconstitutional. In September 2022, a federal district court in Texas ruled partly in favor of the plaintiffs and partly in favor of the Department of Health and Human Services, which is defending the ACA, finding, among other things, that the requirement that self-funded plans and insurers cover certain preventive services violates the plaintiffs' rights under the Religious Freedom Restoration Act. The federal government appealed this decision to the Fifth Circuit Court of Appeals and the case may ultimately be resolved by the U.S. Supreme Court. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our obligations to provide healthcare coverage.

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

We may not be able to achieve our climate, sustainability or other such goals, targets or objectives.

We have developed and publicized, and expect to continue to establish, goals, targets, and other objectives related to climate, sustainability and other such matters, including, without limitation, reduction of our greenhouse gas emissions and commitments with respect to the Science Based Targets initiative (SBTi) and the Business Ambition for 1.5C campaign which will include setting near- and long-term science based climate targets. Such statements reflect our current plans at the time they are made, and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives could expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective is and will be subject to numerous factors and conditions, including, without limitation, available technology, costs and impacts and many factors and conditions outside of our control, such as evolving regulatory or quasi-regulatory sustainability standards, differing requirements and the pace of changes in technology.

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

The UK ceased to be a member of the EU on January 31, 2020 (“Brexit”), creating uncertainty in the global financial markets. On December 24, 2020, the EU and the UK reached an agreement in principle on certain agreements and declarations governing the ongoing relationship between the EU and the UK (the “EU-UK Trade and Cooperation Agreement”). In accordance with the EU-UK Trade and Cooperation Agreement, UK exports of products that are derived from animal by-products entering the EU must follow third country rules, including being accompanied by an export health certificate or model declaration form, and can be subjected to veterinary checks or having to enter through designated board inspection posts. Under the UK Border Target Operating Model, certain additional controls on imports into the UK have been introduced in a phased manner under transitional measures. These include the introduction of physical inspections of imports of food, plant and animal produce from the EU from April 30, 2024. As matters currently stand, under the terms of the Northern Ireland Protocol (the “NI Protocol”), contained within the EU (Withdrawal Agreement) Act 2020, Northern Ireland is treated for the same purposes as if it were still an EU Member State, and must remain aligned to the EU single market and customs rules. Following a series of negotiations between the UK and the EU on the NI Protocol, on March 24, 2023, the UK government amended the NI Protocol by implementing the Windsor Framework (the “Framework”) which aims to, inter alia, (a) reduce the level of controls on goods coming from Great Britain which are intended to be sold in Northern Ireland, and (b) ensure EU law only applies in Northern Ireland to the minimum extent necessary to avoid a hard border with Ireland and allow Northern Ireland businesses to continue accessing the EU market. The Framework also introduced the ‘Stormont Brake’, a mechanism that gives the Northern Ireland assembly the power to call on the UK to veto the application of EU goods rules that would have significant and lasting effects in Northern Ireland. The Framework will be implemented in stages through 2025, to provide businesses time to adapt to the new arrangements. The EU-UK Trade and Cooperation Agreement allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on Darling Ingredient’s business. These developments and the impact of the terms of the NI Protocol can cause import/export delays between the EU and the UK, and can entail additional costs within the UK itself, where imports/exports are with Northern Ireland. Additionally, the EU-UK Trade and Cooperation Agreement can potentially impair the ability of Darling Ingredients International to transact business in the UK, including by restricting the free travel of employees. Freedom of movement between the UK and EU has ended, meaning neither UK nor EU citizens are able to live and work in the EU or UK, respectively, without certain visas (other than short-term visits for specific purposes (e.g., attending meetings, conducting training) in accordance with local immigration laws). Moreover, the application of the EU-UK Trade and Cooperation Agreement and any other relevant agreements that have been and may be made between the UK and the EU, and the divergence of laws applicable in the EU and UK as the UK adopts its own legislation will continue to present legal uncertainty. Significantly, the REUL Act makes provision for changes to the status, operation and content of retained EU law, largely through amendments of the EUWA 2018. In particular, the REUL Act: (a) revoked at the end of 2023 specific legislation and retained direct EU legislation (as specified in Schedule 1 of the REUL Act); (b) repealed elements of EU-derived rights, principles of supremacy and general principles of EU law (such as proportionality, protection of fundamental rights and the principle of equal treatment) from UK law; (c) downgraded the status of retained direct principal EU legislation, allowing this type of law to be amended more simply and with a reduced degree of scrutiny; (d) renamed retained EU law and related bodies or types of law as “assimilated law”; and (e) conferred powers on the UK government to restate, revoke and replace secondary retained EU law and secondary assimilated law. While the REUL Act makes significant changes to the content and operation of retained EU law, the effects of such changes will remain unclear until resolved under the UK courts. For example, where domestic legislation has already been enacted to implement an EU directive, there may be relevant context in applying the framework of the EUWA 2018 (i.e., the continued application of the supremacy of EU law and the principle of “indirect effect”). In addition, the extent of the effects of the REUL Act in certain legal practice areas and sectors will also partly depend on the statutory instruments which the UK government makes, which will depend on consultations, policy decisions and the extent to which the UK government decides to reform assimilated law. These developments may continue to adversely affect European and worldwide economic conditions, as uncertainties remain relating to certain aspects of the UK’s future economic, trading and legal relationships with the EU and with other countries. These effects could have an adverse effect on our business, investments and future operations in Europe.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company takes an active, multi-faceted approach to cybersecurity, including adversarial engagement, under an “assume breach” philosophy premised on the continuous and ever-evolving nature of cyber threats and threat actors. The Company utilizes a cross-functional working group comprised of a Cybersecurity Department, which is responsible for overseeing cybersecurity for the Company’s information systems; and plant operational technology (OT) personnel who are responsible for the security of plant OT. This group works in a cross-functional context due to the interconnectivity of these systems, as well as to collaborate about cybersecurity matters. The Company’s Cybersecurity Department is headed by the Director of Global Cybersecurity, who reports to the Company’s Chief Information Officer, and includes personnel located around the world who have cybersecurity training and skills in engineering, architecture, surveillance, analytics and administration. The Cybersecurity Department is responsible for setting the Company’s cybersecurity policies, standards and benchmarks for its information systems, penetration testing and overseeing repairs of technical elements that fail testing. The Cybersecurity Department also conducts threat hunting within the Company’s information systems and responds to threats. The Cybersecurity Department also engages certain third-party specialists to periodically review the Company’s information systems and cybersecurity defenses, as well as to provide education about current and emerging threats, techniques and countermeasures. The Cybersecurity Department has also conducted cyber-attack simulation exercises with Company executive management and other leadership personnel for cyber-attack readiness. The Company’s Director of Global Cybersecurity and Chief Information Officer also collaborate with our joint venture partner concerning cybersecurity matters for the DGD Joint Venture.

The Cybersecurity Department uses a system based on the critical security controls set forth by the Center for Internet Security, Inc. (CIS) as a benchmark and framework for its cybersecurity defenses, and has implemented cybersecurity policies and controls designed using the CIS controls framework. The Cybersecurity Department regularly implements updates and changes to its cybersecurity program to remain current and adapt to emerging cybersecurity risks; audits the cybersecurity program typically every three years; conducts targeted vulnerability testing; and assigns pertinent Company personnel as owners for governance and compliance. The Cybersecurity Department also provides cybersecurity training to Company employees.

The Company’s Chief Financial Officer oversees a corporate risk analysis that organizes the Company’s enterprise risks, including cybersecurity, into categories to assess the potential likelihood and impact of each, and to periodically review and update with the board of directors.

The Company also has an internal Cybersecurity Committee comprised of leadership across multiple internal functions that meets regularly to review, with the Director of Global Cybersecurity and the Chief Information Officer, active and thwarted cybersecurity incidents, systemic threats, attack trends and techniques, counter and preventative measures and defenses being implemented to enhance security. The meetings are also conducted for: ongoing awareness among Company leadership about cybersecurity threats and incidents; discussion of strategies for continuous improvement and associated capital needs; and review of oversight, governance and reporting of cybersecurity matters.

The Cybersecurity Department outsources several cybersecurity defense measures to utilize the know-how and tools, including artificial intelligence, of industry leading companies. The Cybersecurity Department also proactively consults with specialists in a variety of cybersecurity disciplines to review the Company’s information systems for cyber risks and to provide advice for remediating areas of concern, as well as for implementing preventative measures to improve the Company’s defenses.

The Company implements cybersecurity policies and controls within acquired entities as part of its integration process over time, typically in a phased approach, and with time periods for full execution varying depending on multiple factors, including the size and geographic scope of the acquired entity’s operations; the status of the acquired entity’s security including security systems, tools and personnel; security risks within the acquired entity; and the availability and quality of any interim defenses which can be implemented to protect both the Company and the acquired entity or to prevent threats at the acquired entity from reaching the Company’s systems. Cybersecurity is also part of the Company’s acquisition due diligence to identify risks and interim remedial measures for prioritization and implementation near transaction closing, subject to antitrust rules.

In addition to the Company’s active monitoring of certain critical third-parties for cybersecurity threats and attacks, the Company also has certain critical third-parties who access its information systems subject to controls designed to mitigate risks from cyber-attacks originating within infected third-party information systems. Moreover, the Company conducts diligence of certain of its third-party service providers with attention to cybersecurity risks.

As of the date of this report, we have not identified any risks from cybersecurity threats, including those from any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. However, there can be no assurances that a cybersecurity threat or incident that could have a material impact on us has not occurred or will not occur in the future. For additional information on risks from cybersecurity threats, please see Item 1A Risk Factors.

Governance

The Director of Global Cybersecurity and the Chief Information Officer, in coordination with the Cybersecurity Department and other appropriate personnel, are responsible for assessing and managing the Company’s material risks from cybersecurity threats. Our Director of Global Cybersecurity has served in various roles in information technology and information security for over 25 years, has been in the current role with the Company for more than 10 years, and has been trained and accredited in multiple cybersecurity subjects including training with governmental agencies. Our Chief Information Officer has served in various roles in information technology and information security for over 25 years, has been in the current role with the Company for more than 10 years, and holds a Master of Business Administration degree with a concentration in information systems management.

The Company regularly confronts cyber risks, threats and incidents, any one of which could have a material impact on the Company, including its business strategy, results of operations or its financial condition. If the Company experiences a cybersecurity incident requiring a response, it has a Computer Incident Response Plan, which defines response protocols, resource allocations and personnel engagement depending on severity level. Executive leadership, including the CEO, would be engaged in the event of an incident at certain severity levels and the CEO would engage members of the Company’s board of directors as appropriate. The Cybersecurity Department would also utilize third-party experts and consultants it has on retainer, depending on the nature of the incident.

The Company’s board of directors actively engages with senior management to understand and oversee the Company’s various risks, including cybersecurity, and members of senior management regularly attend board meetings to provide periodic briefings or presentations on such risk matters. The Company provides presentations to its board of directors about cybersecurity matters, including review of cyber threats, incidents, trends and risks facing the Company; the Company’s defenses against cyber-attacks including personnel, software, hardware and third-party tools and expertise; and the Company’s governance, including policies, standards, benchmarks and auditing and testing, as well as remedial, preventative and proactive measures to repair or enhance the Company’s cybersecurity defenses. Board engagement in these matters includes dialogue and questions, board member insights and perspectives from their industry experience and subject matter expertise and strategic suggestions and considerations for Company management to evaluate, all as part of the board’s oversight of Company cybersecurity risks. The Company’s Chief Information Officer and Director of Global Cybersecurity have also had discussions about various cybersecurity topics with a board member in response to requests.

ITEM 2. PROPERTIES

As of December 30, 2023, the Company’s corporate headquarters is located at 5601 N MacArthur Boulevard, Irving, Texas, 75038.

As of December 30, 2023, the Company operates a global network of over 260 locations, including 188 production facilities, across five continents. All of the processing facilities are owned except for 10 leased facilities and the Company owns and leases a network of transfer stations. The following is a listing of a majority of the Company’s operating plants as of December 30, 2023 by operating segment with a description of the plants principal process.

LOCATION	DESCRIPTION
Feed Ingredients Segment
Albertville, Alabama, United States	Bakery Residuals
Amarillo, Texas, United States	Animal By-Products
Aquiraz, Brazil	Animal By-Products
Baltimore, Maryland, United States	Used Cooking Oil
Bastrop, Texas, United States	Animal By-Products
Bellevue, Nebraska, United States	Animal By-Products
Berlin, Wisconsin, United States	Animal By-Products
Blue Earth, Minnesota, United States	Animal By-Products
Blue Island, Illinois, United States	Used Cooking Oil/Trap Processing
Boa Vista do Sul, Brazil	Animal By-Products
Boise, Idaho, United States	Animal By-Products
Burgum, Netherlands	Animal By-Products
Butler, Kentucky, United States	Animal By-Products
Butler, Kentucky, United States	Bakery Residuals
Cacoal, Brazil	Animal By-Products
Capela de Santana, Brazil	Animal By-Products
Carambei, Brazil	Animal By-Products
Clinton, Iowa, United States	Animal By-Products
Coldwater, Michigan, United States	Animal By-Products
Collinsville, Oklahoma, United States	Animal By-Products
Cruzeiro do Sul, Brazil	Animal By-Products
Cruzeiro do Sul, Brazil	Animal By-Products
Dallas, Texas, United States	Animal By-Products
Denver, Colorado, United States	Animal By-Products
Des Moines, Iowa, United States	Animal By-Products
Doswell, Virginia, United States	Bakery Residuals
Dundas, Ontario, Canada	Animal By-Products
Dourados, Brazil	Animal By-Products
East Dublin, Georgia, United States	Animal By-Products
E. St. Louis, Illinois, United States	Animal By-Products
Ellenwood, Georgia, United States	Animal By-Products
Fayetteville, North Carolina, United States	Animal By-Products
Grapeland, Texas, United States	Animal By-Products
Hamilton, Michigan, United States	Animal By-Products
Henderson, Kentucky, United States	Fertilizer
Henderson, Kentucky, United States	Bakery Residuals
Hickson, Ontario, Canada	Animal By-Products
Honey Brook, Pennsylvania, United States	Bakery Residuals
Houston, Texas, United States	Animal By-Products
Itauba, Brazil	Animal By-Products
Jackson, Mississippi, United States	Animal By-Products
Jaraguari, Brazil	Animal By-Products
Kansas City, Kansas, United States	Animal By-Products
Kansas City, Kansas, United States	Protein Refining
Knoxville, Tennessee, United States	Animal By-Products
Lewiston, North Carolina, United States	Animal By-Products
Lexington, Nebraska, United States	Animal By-Products
Lingen, Germany	Blood
Linkwood, Maryland, United States	Animal By-Products
Linville, Virginia, United States	Animal By-Products
Loenen, Netherlands	Animal By-Products
Los Angeles, California, United States	Animal By-Products
Luohe, China	Blood
Maquoketa, Iowa, United States	Blood
Marshville, North Carolina, United States	Bakery Residuals
Maryborough, Australia	Blood
Maysville, Kentucky, United States	Protein Refining
Mason City, Illinois, United States	Animal By-Products
McBride, Missouri, United States	Bakery Residuals
Mering, Germany	Blood

Mifflintown, Pennsylvania, United States	Wet Pet Food
Moorefield, Ontario, Canada	Animal By-Products
Muscatine, Iowa, United States	Protein Refining
Newark, New Jersey, United States	Animal By-Products
Newberry, Indiana, United States	Animal By-Products
North Baltimore, Ohio, United States	Bakery Residuals
Nova Brescia, Brazil	Animal By-Products
Omaha, Nebraska, United States	Protein Refining
Omaha, Nebraska, United States	Animal By-Products
Osetnica, Poland	Animal By-Products
Paducah, Kentucky, United States	Wet Pet Food
Pocahontas, Arkansas, United States *	Animal By-Products
Ravenna, Nebraska, United States	Wet Pet Food
Rose Hill, North Carolina, United States	Animal By-Products
Rose Hill, North Carolina, United States	Fat Extraction
Russellville, Kentucky, United States	Animal By-Products
Saint-Catherine, Quebec, Canada*	Used Cooking Oil
San Angelo, Texas, United States	Blood
San Francisco, California, United States *	Animal By-Products
São Domingos do Araguaia, Brazil	Animal By-Products
Sioux City, Iowa, United States	Animal By-Products
Smyrna, Georgia, United States	Trap Processing
Springdale, Arkansas, United States	Wet Pet Food
Son, Netherlands	Animal By-Products
Starke, Florida, United States	Animal By-Products
Suzhou, China	Blood
Tacoma, Washington, United States *	Animal By-Products
Tama, Iowa, United States	Animal By-Products
Tampa, Florida, United States	Animal By-Products
Terre Hill, Pennsylvania, United States	Animal By-Products
Truro, Novia Scotia, Canada	Used Cooking Oil
Tubarão, Brazil	Animal By-Products
Turlock, California, United States	Animal By-Products
Turlock, California, United States	Fertilizer
Uberaba, Brazil	Animal By-Products
Union City, Tennessee, United States	Animal By-Products
Usnice, Poland	Animal By-Products
Veribest, Texas, United States	Animal By-Products
Wadesborro, North Carolina, United States	Animal By-Products
Wahoo, Nebraska, United States	Animal By-Products
Ward, South Carolina, United States	Animal By-Products
Watts, Oklahoma, United States	Bakery Residuals/Protein Refining
Wichita, Kansas, United States	Animal By-Products
Winchester, Virginia, United States	Animal By-Products
Winesburg, Ohio, United States *	Animal By-Products
Winnipeg, Manitoba, Canada	Animal By-Products
Xanxerê, Brazil	Animal By-Products
Xinguara, Brazil	Animal By-Products

Food Ingredients Segment
Almere, Netherlands	Casings
Amparo, Brazil	Collagen
Angouleme, France	Collagen
Araguaìna, Brazil	Collagen
Da'an, China	Collagen
Del Rio Monday, Paraguay	Collagen
Dubuque, Iowa, United States	Collagen
Eindhoven, Netherlands	Fat
Elsholz, Germany	Fat
Erolzheim, Germany	Fat
Gent, Belgium	Collagen
Girona, Spain	Collagen
Harlingen, Netherlands	Fat

Ilse-Sur-La-Sorgue, France	Collagen
Ità, Brazil	Collagen
Kaiping, China	Collagen
Lubien, Poland	Fat
Nazàrio, Brazil	Collagen
Portage, Indiana, United States	Collagen
Porto, Portugal	Casings
Presidente Epitacio, Brazil	Collagen
Sorriso, Brazil	Collagen
Stoke-on Trent, United Kingdom	Bone
Versmold, Germany	Fat
Vuren, Netherlands	Bone
Wenzhou, China	Collagen

Fuel Ingredients Segment
Antwerp, Belgium	Digester
Belm-Icker, Germany	Bioenergy
Denderleeuw, Belgium	Bioenergy
Denderleeuw, Belgium	Digester
Jagel, Germany	Bioenergy
Rotenburg, Germany	Bioenergy
Son, Netherlands	Bioenergy
Son, Netherlands	Digester

* Leased

Rent expense for our leased properties was $20.2 million in the aggregate in fiscal 2023. We believe our current properties are suitable and adequate for their intended purpose.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental, litigation and tax contingencies. At December 30, 2023 and December 31, 2022, the reserves for insurance, regulatory, governmental, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $95.1 million and $92.1 million, respectively. The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $36.0 million as of December 30, 2023 and December 31, 2022, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River (the “Lower Passaic River”) which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In March 2016, the Company received another letter from the EPA notifying the Company that it had issued a Record of Decision

(the “ROD”) selecting a remedy for the lower 8.3 miles of the Lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter made no demand on the Company and laid out a framework for remedial design/remedial action implementation under which the EPA would first seek funding from major PRPs. The letter indicated that the EPA had sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The Company asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, the Standard Tallow Corporation did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”). Subsequently, the EPA conducted a settlement analysis using a third-party allocator and offered early cash out settlements to those PRPs for whom the third-party allocator determined did not discharge any of the COCs. The Company participated in this allocation process, and in November 2019, received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the Lower Passaic River area. The Company accepted this settlement offer, and the settlement became effective on April 16, 2021 following the completion of the EPA's administrative approval process. In September 2021, the EPA released a ROD selecting an interim remedy for the upper nine miles of the Lower Passaic River at an expected additional cost of $441 million. In October 2022, the Company, along with other settling defendants, entered into a Consent Decree with the EPA pursuant to which the Company paid $0.3 million to settle liabilities for both of the former plant sites in question related to the upper nine miles of the Lower Passaic River. The Company paid this amount into escrow, as the settlement is subject to the EPA’s administrative approval process, which includes publication, a public comment period and court approval. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Lower Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Lower Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Lower Passaic River. Furthermore, the Company’s settlements with the EPA described above could preclude certain of the claims alleged by OCC against the Company. The Company’s ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DAR”.

Holders

The Company has been notified by its stock transfer agent that as of February 22, 2024, there were 80 holders of record of the common stock.

Dividend Policy

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2024.  The agreements underlying the Company’s senior secured credit facilities and senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Issuer Purchases of Equity Securities

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years ending August 13, 2024 of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate amount of $500.0 million of the Company’s Common Stock depending on market conditions. Under this program, we repurchased 926,167 shares for approximately $52.9 million including commissions in fiscal 2023. As of the date of this report, the Company had approximately $321.6 million remaining in its share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

The Company did not purchase any equity securities under the share repurchase program during the fourth quarter of fiscal 2023.

Separate from this share repurchase program, a total of 344,522 shares were withheld from equity award recipients to cover payroll taxes on the vesting of shares of restricted stock, restricted stock units, exercised options and the strike price on exercised options during fiscal 2023 pursuant to the terms of our 2017 Omnibus Incentive Plan and 2012 Omnibus plan, as amended.

Common Stock Performance Graph

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Russell 2000 Index and the Dow Jones US Waste and Disposal Service Index for the period from December 29, 2018 to December 30, 2023, assuming the investment of $100 on December 29, 2018 and the reinvestment of dividends.

The stock price performance shown on the following graph only reflects the change in the Company’s stock price relative to the noted indices and is not necessarily indicative of future price performance.

EQUITY COMPENSATION PLANS

The information required by this Item with respect to Item 201(d) of Regulation S-K appears in Item 12 of this report.

ITEM 6. RESERVED

Not applicable.

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

Fiscal Year 2023 Overview

The Company is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. In fiscal 2022 and fiscal 2023, the Company completed several acquisitions including two significant rendering operations, Valley Proteins in North America (the “Valley Acquisition”) and the FASA Group in South America (the “FASA Acquisition”), and a significant collagen operation with processing located in South America and North America (the “Gelnex Acquisition”). With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable fuel and feed ingredients and collects and processes residual bakery products into feed ingredients.  In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sells its products domestically and internationally and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company’s global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America, Europe and South America into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America and South America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe, North America and South America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, (viii) the rearing and processing of black soldier fly larvae into specialty proteins for use in animal feed and pet food in North America, and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of renewable diesel and biodiesel, or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company’s global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe, China and North America, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the collagen industry and bone ash in Europe. Collagens produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutraceutical, food, pet food and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 1 and Note 2 to the Company’s Consolidated Financial Statements for the period ended December 30, 2023 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflicts in Ukraine and the Middle East and their impacts on volatility in energy and other commodity prices, inflation, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

    The Company’s Feed Ingredients segment animal by-products, bakery residuals, used cooking oil recovery, and blood operations are each influenced by prices for agricultural-based alternative ingredients such as corn oil, soybean oil, soybean meal, and palm oil. In these operations, the costs of the Company’s raw materials change with, or in certain cases are indexed to, the selling price or the anticipated selling price of the finished goods produced from the acquired raw materials and/or in some cases, the price spread between various types of finished products. The Company believes that this methodology of procuring raw materials generally establishes a relatively stable gross margin upon the acquisition of the raw material. Although the costs of raw materials for the Feed Ingredients segment are generally based upon actual or anticipated finished goods selling prices, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and often times, material impact on the Company’s gross margin and profitability resulting from the brief lapse of time between the procurement of the raw materials and the sale of the finished goods. In addition, the volume of raw material acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on the gross margin reported, as the Company has a substantial amount of fixed operating costs.

    The Company’s Food Ingredients segment collagen and natural casings products are influenced by other competing ingredients including plant-based and synthetic hydrocolloids and artificial casings. In the collagen operation, the cost of the Company’s animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment collagen and casings is generally 30 to 60 days, which is substantially longer than the Company’s Feed Ingredients segment animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

The Company’s Fuel Ingredients segment converts fats into renewable diesel, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources. The Company’s gross margin and profitability in this segment are impacted by world energy prices for oil, electricity, natural gas and governmental subsidies.

The reporting currency for the Company’s financial statements is the U.S. dollar. The Company operates in over 15 countries and therefore, certain of the Company’s assets, liabilities, revenues and expenses are denominated in functional currencies other than the U.S. dollar, primarily in the Euro, Brazilian real, Chinese renminbi, Canadian dollar and Polish zloty. To prepare the Company’s consolidated financial statements, assets, liabilities, revenues, and expenses must be translated into U.S. dollars at the applicable exchange rate. As a result, increases or decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items recorded in the Company’s consolidated financial statements, even if their value has not changed in the functional currency. This could have a significant impact on the Company’s results, if such increase or decrease in the value of the U.S. dollar relative to these other currencies is substantial.

Results of Operations

Fiscal Year Ended December 30, 2023 Compared to Fiscal Year Ended December 31, 2022

Operating Performance Metrics

Other operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen Index (the “Jacobsen”), an established North American trading price publisher. The Jacobsen reports industry sales from the prior day's activity by product. Included on the Jacobsen are reported prices for finished products such as MBM, PM and feather meal (“FM”), hides, BFT and YG and corn, which is a substitute commodity for the Company’s BBP, as well as a range of other branded and value-added products, which are products of the Company’s Feed Ingredients segment. In the United States and South America the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because it provides a daily indication of the Company’s U.S. and Brazilian revenue performance against business plan benchmarks. In Europe and South America, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During fiscal year 2023, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal year 2023, compared to average Jacobsen and Reuters prices for fiscal year 2022 are as follows:

	Avg. Price Fiscal Year 2023	Avg. Price Fiscal Year 2022	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 431.90/ton	$ 370.16/ton	$ 61.74/ton	16.7%
Feed Grade PM (Mid-South)	$ 456.75/ton	$ 383.02/ton	$ 73.73/ton	19.2%
Pet Food PM (Mid-South)	$ 791.08/ton	$ 759.09/ton	$ 31.99/ton	4.2%
FM (Mid-South)	$ 576.25/ton	$ 562.73/ton	$ 13.52/ton	2.4%
BFT (Chicago)	$ 60.30/cwt	$ 75.82/cwt	$ (15.52)/cwt	(20.5)%
YG (Illinois)	$ 47.56/cwt	$ 59.28/cwt	$ (11.72)/cwt	(19.8)%
Corn (Illinois)	$ 5.91/bushel	$ 7.24/bushel	$ (1.33)/bushel	(18.4)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 960.00/MT	$ 1,347.00/MT	$ (387.00)/MT	(28.7)%
Soy meal (CIF Rotterdam)	$ 541.00/MT	$ 552.00/MT	$ (11.00)/MT	(2.0)%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal year 2023, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal year 2023.

	Avg. Price 4th Quarter 2023	Avg. Price 3rd Quarter 2023	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 372.44/ton	$ 455.04/ton	$ (82.60)/ton	(18.2)%
Feed Grade PM (Mid-South)	$ 446.37/ton	$ 488.13/ton	$ (41.76)/ton	(8.6)%
Pet Food PM (Mid-South)	$ 689.80/ton	$ 796.10/ton	$ (106.30)/ton	(13.4)%
FM (Mid-South)	$ 558.10/ton	$ 572.30/ton	$ (14.20)/ton	(2.5)%
BFT (Chicago)	$ 54.54/cwt	$ 68.66/cwt	$ (14.12)/cwt	(20.6)%
YG (Illinois)	$ 40.69/cwt	$ 52.39/cwt	$ (11.70)/cwt	(22.3)%
Corn (Illinois)	$ 4.80/bushel	$ 5.32/bushel	$ (0.52)/bushel	(9.8)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 928.00/MT	$ 963.00/MT	$ (35.00)/MT	(3.6)%
Soy meal (CIF Rotterdam)	$ 541.00/MT	$ 513.00/MT	$ 28.00/MT	5.5%

Segment Results

Segment operating income for the fiscal year ended December 30, 2023 was $949.7 million, which reflects a decrease of $(79.4) million or (7.7)% as compared to the fiscal year ended December 31, 2022.

In thousands, except for percentages	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2023
Net Sales	$4,472,592	$1,752,065	$563,423	$—	$6,788,080
Cost of sales and operating expenses	3,385,859	1,310,581	446,620	—	5,143,060
Gross Margin	1,086,733	441,484	116,803	—	1,645,020

Gross Margin %	24.3%	25.2%	20.7%	—%	24.2%

Loss/(gain) on sale of assets	814	(8,144)	(91)	—	(7,421)
Selling, general and administrative expenses	310,363	128,464	23,543	80,164	542,534
Restructuring and asset impairment charges	4,026	14,527	—	—	18,553
Depreciation and amortization	360,249	94,991	34,466	12,309	502,015
Acquisition and integration costs	—	—	—	13,884	13,884
Change in fair value of contingent consideration	(7,891)	—	—	—	(7,891)
Equity in net income of Diamond Green Diesel	—	—	366,380	—	366,380
Segment operating income/ (loss)	419,172	211,646	425,265	(106,357)	949,726

Equity in net income of other unconsolidated subsidiaries	5,011	—	—	—	5,011
Segment income/(loss)	424,183	211,646	425,265	(106,357)	954,737

In thousands, except for percentages	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2022
Net Sales	$4,539,000	$1,459,630	$533,574	$—	$6,532,204
Cost of sales and operating expenses	3,473,506	1,102,250	426,853	—	5,002,609
Gross Margin	1,065,494	357,380	106,721	—	1,529,595

Gross Margin %	23.5%	24.5%	20.0%	—%	23.4%

Gain on sale of assets	(3,426)	(1,008)	(60)	—	(4,494)
Selling, general and administrative expenses	258,781	101,681	13,690	62,456	436,608
Restructuring and asset impairment charges	8,557	21,109	—	—	29,666
Depreciation and amortization	295,249	59,029	29,500	10,943	394,721
Acquisition and integration costs	—	—	—	16,372	16,372
Equity in net income of Diamond Green Diesel	—	—	372,346	—	372,346
Segment operating income/(loss)	506,333	176,569	435,937	(89,771)	1,029,068

Equity in net income of other unconsolidated subsidiaries	5,102	—	—	—	5,102
Segment income/(loss)	511,435	176,569	435,937	(89,771)	1,034,170

Feed Ingredients Segment

Raw material volume. In fiscal year 2023, the raw material processed by the Company’s Feed Ingredients segment totaled 12.53 million metric tons. Compared to fiscal year 2022, overall raw material volume processed in the Feed Ingredients segment increased approximately 10.4% primarily due to the FASA Acquisition and Valley Acquisition.

Sales. The decrease in net sales for Feed Ingredients was $(66.4) million for the fiscal year ended December 30, 2023, as compared to fiscal year 2022.

The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales year ended December 31, 2022	$1,951.2	$1,476.6	$200.9	$3,628.7	$519.1	$333.4	$57.8	$4,539.0
Increase/(decrease) in sales volumes	93.3	128.8	—	222.1	56.4	(37.1)	—	241.4
Increase/(decrease) in finished product prices	(312.6)	50.4	—	(262.2)	(76.2)	(41.1)	—	(379.5)
Increase/(decrease) due to currency exchange rates	7.4	16.2	1.4	25.0	(1.7)	—	—	23.3
Other change	—	—	41.3	41.3	—	—	7.1	48.4
Total change	(211.9)	195.4	42.7	26.2	(21.5)	(78.2)	7.1	(66.4)
Net sales year ended December 30, 2023	$1,739.3	$1,672.0	$243.6	$3,654.9	$497.6	$255.2	$64.9	$4,472.6

Margins. In the Feed Ingredients segment for fiscal year 2023, the gross margin percentage was 24.3% as compared to 23.5% for fiscal year 2022. The increase in margin was partially attributable to operational improvements in FASA and Valley Proteins, which more than offset a decrease in prices in fiscal 2023 as compared to fiscal 2022. With respect to Valley Proteins, the Company also received reimbursements for indemnifiable costs incurred at certain Valley Protein plants since the acquisition date.

Segment operating income. The Company’s Feed Ingredients segment operating income for fiscal year 2023 was $419.2 million, a decrease of $(87.1) million or (17.2)% as compared to fiscal year 2022. The decrease was due to lower overall finished product prices, an increase in selling, general and administrative expenses and depreciation and amortization from the Valley Acquisition and the FASA Acquisition that more than offset reimbursements received for indemnifiable costs incurred at certain Valley Protein plants since the acquisition date as compared to fiscal year 2022.

Food Ingredients Segment

Raw material volume. In fiscal year 2023, the raw material processed by the Company’s Food Ingredients segment totaled 1.22 million metric tons. Compared to fiscal year 2022, overall raw material volume processed in the Food Ingredients segment increased approximately 10.8% primarily due to the Gelnex Acquisition.

Sales. Overall sales increased in the Food Ingredients segment primarily due to the increase in sales recognized from the Gelnex Acquisition and an increase in sales of higher valued hydrolyzed collagen.

Margins. In the Food Ingredients segment for fiscal year 2023, the gross margin percentage was 25.2% as compared to 24.5% for fiscal year 2022. The increase is primarily due to increased sales volumes from the Gelnex Acquisition and higher hydrolyzed collagen sales which are higher margin as compared to fiscal 2022.

Segment operating income. The Company’s Food Ingredients segment operating income was $211.6 million for fiscal year 2023, an increase of $35.0 million or 19.9% as compared to fiscal year 2022. The increase was due primarily to an increase in sales volumes from the Gelnex Acquisition and an increase in sales of higher margin hydrolyzed collagen that more than offset an increase in selling, general and administrative expense and depreciation and amortization from the Gelnex Acquisition as compared to fiscal 2022.

Fuel Ingredients Segment

Raw material volume. In fiscal year 2023, the raw material processed by the Company’s Fuel Ingredients segment, excluding the DGD Joint Venture, totaled 1.41 million metric tons. Compared to fiscal year 2022, overall raw material volume processed in the Fuel Ingredients segment decreased approximately (0.8)%.

Sales. Overall sales increased in the Fuel Ingredients segment primarily due to higher sales volumes.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2023, the gross margin percentage was 20.7% as compared to 20.0% for fiscal year 2022. The increase is primarily due to higher sales volumes in Europe.
Segment operating income. The Company’s Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2023 was $425.3 million, a decrease of $(10.6) million or (2.4)% as compared to fiscal year 2022. The decrease in earnings is primarily due to decreases in diesel fuel prices and renewable identification number (RIN) prices, lower values for LCFS credits and the recording of a lower-of cost-or-market reserve related to declining feedstock prices, which more than offset increased blenders tax credits from increased production with the addition of the DGD Port Arthur Plant in November 2022. Excluding the DGD Joint Venture, earnings were lower due to higher selling, general and administrative expenses and higher deprecation and amortization.

Foreign Currency

During fiscal year 2023, the euro and Brazilian real strengthened while the Canadian dollar weakened against the U.S. dollar as compared to fiscal year 2022. Using actual results for fiscal year 2023 and the prior year's average foreign currency rates for fiscal year 2022 would result in a decrease in operating income of approximately $(10.8) million. The average rates assumption used in this calculation was the actual average rate for fiscal year 2023 of €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rate for fiscal year 2022 of €1.00:$1.05, R$1.00:$0.19 and C$1.00:$0.77, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $80.2 million during fiscal year 2023, a $17.7 million increase from $62.5 million during fiscal year 2022. The increase is primarily due to an increase in corporate related benefits, consulting expense, IT related expense, insurance related costs and travel expenses.

Depreciation and Amortization.  Depreciation and amortization charges increased slightly by $1.4 million to $12.3 million during fiscal year 2023 as compared to $10.9 million during fiscal year 2022.

Acquisition and Integration Costs. Acquisition and integration costs were approximately $13.9 million during fiscal year 2023 as compared to $16.4 million during fiscal 2022. These costs primarily relate to the Gelnex Acquisition, FASA Acquisition and Valley Acquisition for the year ended December 30, 2023 as compared to the prior year acquisition and integration costs that primarily related to the Valley Acquisition, Op de Beeck acquisition, FASA Acquisition and the Gelnex Acquisition.

Interest Expense. Interest expense was $259.2 million for fiscal year 2023, compared to $125.6 million for fiscal year 2022, an increase of approximately $133.6 million. The increase in interest expense is primarily due to an increase in debt outstanding, including increased interest expense from the issuance of the 6% Senior Notes due 2030, the borrowing of all amounts under the term A-1, term A-2, term A-3 and term A-4 facilities, all of which were borrowed to fund acquisitions, and higher borrowings under the revolving credit facility and higher overall interest rates as compared to fiscal year 2022.

Foreign Currency Gain/(Loss).  Foreign currency gains were $8.1 million during fiscal year 2023, as compared to losses of approximately $(11.3) million for fiscal year 2022. The increase in currency gains is due primarily to an increase in gains on the revaluation of an intercompany note and non-functional currency assets and liabilities as compared to losses from non-functional currency assets and liabilities in fiscal year 2022.

Other Income/(Expense), net. Other income was $16.3 million for fiscal year 2023, compared to other expense of $(3.6) million in fiscal year 2022.  The increase in other income was primarily due to casualty loss insurance proceeds received for the prior year Tacoma and Ward plant fires and an increase in interest income that was partially offset by an increase in the non-service component of pension expense and other miscellaneous non-operating expenses as compared to fiscal year 2022.

Equity in Net Income of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from its foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded income tax expense of $59.6 million for fiscal year 2023, compared to $146.6 million of income tax expense recorded in fiscal year 2022, a decrease of $(87.0) million, which was primarily due to a decrease in pre-tax income and an increase in the benefit from biofuel tax incentives. The effective tax rate for fiscal year 2023 was 8.3%. The effective tax rate for fiscal year 2023 differs from the statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates, state income taxes, certain taxable income inclusion items in the U.S. based on foreign earnings and losses that provided no tax benefit. The effective tax rate for fiscal year 2022 was 16.4%. The effective tax rate for fiscal year 2022 differs from the statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates, state income taxes and excess tax benefits from stock-based compensation. The Company’s effective tax rate excluding the federal and state impact of the biofuel tax incentives is 28.4% for fiscal year 2023 compared to 26.9% for fiscal year 2022.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents, for any relevant period, net income/(loss) plus depreciation and amortization, restructuring and asset impairment charges, acquisition and integrations costs, change in fair value of contingent consideration, interest expense, income tax expense, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiaries.  Management believes that Adjusted EBITDA is useful in evaluating the Company’s operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

As a result, the Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at December 30, 2023. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign currency exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Fiscal Year 2023 as Compared to Fiscal Year 2022

	Fiscal Year Ended
(dollars in thousands)	December 30, 2023	December 31, 2022
Net income attributable to Darling	$647,726	$737,690
Depreciation and amortization	502,015	394,721
Interest expense	259,223	125,566
Income tax expense	59,568	146,626
Restructuring and asset impairment charges	18,553	29,666
Acquisition and integration costs	13,884	16,372
Change in fair value of contingent consideration	(7,891)	—
Foreign currency losses/(gains)	(8,133)	11,277
Other expense/(income), net	(16,310)	3,609
Equity in net income of Diamond Green Diesel	(366,380)	(372,346)
Equity in net income of other unconsolidated subsidiaries	(5,011)	(5,102)
Net income attributable to noncontrolling interests	12,663	9,402
Adjusted EBITDA (Non-GAAP)	$1,109,907	$1,097,481

Foreign currency exchange impact (1)	(10,830)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$1,099,077	$1,097,481

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$501,987	$443,487

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$1,611,894	$1,540,968

(1) The average rate assumption used in this calculation was the actual average rate for the fiscal year ended December 30, 2023 of €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rate for the fiscal year ended December 31, 2022 of €1.00:USD$1.05, R$1.00:$0.19 and C$1.00:$0.77, respectively.

The discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended January 1, 2022 are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results in our 2022 Form 10-K and is incorporated herein by reference.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at December 30, 2023. On December 30, 2023, debt outstanding under the Amended Credit Agreement, the Company’s 6% notes, the Company’s 5.25% Notes and the Company’s 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premiums	(6,441)
Carrying value of 6% Notes due 2030	$993,559

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(3,249)
Carrying value of 5.25% Notes due 2027	$496,751

3.625 % Notes due 2026 - Denominated in euros	$569,075
Less unamortized deferred loan costs	(2,763)
Carrying value of 3.625% Notes due 2026	$566,312

Amended Credit Agreement:
Term A-1 facility	$400,000
Less unamortized deferred loan costs	(546)
Carrying value of Term A-1 facility	$399,454

Term A-2 facility	$481,250
Less unamortized deferred loan costs	(771)
Carrying value of Term A-2 facility	$480,479

Term A-3 facility	$300,000
Less unamortized deferred loan costs	(832)
Carrying value of Term A-3 facility	$299,168

Term A-4 facility	$490,625
Less unamortized deferred loan costs	(1,002)
Carrying value of Term A-4 facility	$489,623

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	52,704
Borrowings outstanding	610,875
Letters of credit issued	3,895
Availability	$832,526

Other Debt	$90,852

At December 30, 2023, the U.S. dollar weakened as compared to the euro at December 31, 2022. Using the euro based debt outstanding at December 30 2023 and comparing the closing balance sheet rates at December 30, 2023 to those at December 31, 2022, the U.S. dollar debt balances of euro based debt increased by $22.2 million, at December 30, 2023. The closing balance sheet rate assumptions used in this calculation were the actual fiscal closing balance sheet rate at December 30, 2023 of €1.00:USD$1.105000 as compared to the closing balance sheet rate at December 31, 2022 of €1.00:USD$1.067600.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $3.725 billion comprised of (i) the Company’s $525.0 million term loan B facility, (ii) the Company’s $400.0 million term A-1 facility, (iii) the Company’s $500.0 million term A-2 facility, (iv) the Company’s $300.0 million term A-3 facility, (v) the Company’s $500.0 million term A-4 facility and (vi) the Company’s $1.5 billion five-year revolving credit facility (up to $150.0 million of which will be available for a letter of credit sub-limit and $50.0 million of which will be available for a swingline sub-limit) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving credit facility is available to be borrowed by Darling, Darling Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving credit facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement. For more information regarding the Amended Credit Agreement see Note 10 of Notes to Consolidated Financial Statements included herein.

•As of December 30, 2023, the Company had availability of $832.5 million under the revolving loan facility, taking into account an aggregate of $610.9 million in outstanding borrowings, $52.7 million of ancillary facilities and letters of credit issued of $3.9 million. In January 2024, the Company used a portion of its availability under the revolving credit facility to pay for the Miropasz acquisition in the amount of €110.0 million (approximately $119.0 million USD at the exchange rate in effect on the date of the acquisition) plus or minus post-closing adjustments.

•As of December 30, 2023, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has made no repayments. Amounts borrowed under the term A-1 facility that are repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of December 30, 2023, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $18.8 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of December 30, 2023, the Company has borrowed all $300.0 million under the terms of the term A-3 facility and has made no repayments. Amounts borrowed under the term A-3 facility that are repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of December 30, 2023, the Company has borrowed all $500.0 million under the terms of the term A-4 facility and has repaid $9.4 million, which when repaid by the Company cannot be reborrowed. The term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or termination date and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of December 30, 2023, the Company had repaid all $525.0 million it had borrowed under the terms of the term loan B facility, none of which can be reborrowed.

•The interest rate applicable to any borrowings under the revolving loan facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or the Canadian dollar offered rate (CDOR) for Canadian dollar borrowings plus 1.50% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.50% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-1 facility and term A-3 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.50% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio.

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

Other debt consists of U.S., European and Chinese overdraft ancillary facilities, U.S., European and Brazilian finance lease obligations and note arrangements in U.S., Brazilian, Chinese and European notes that are not part of the Amended Credit Agreement, 6% Notes, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s December 30, 2023 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company’s borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company’s direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company’s subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company’s consolidated indebtedness in such a way as to maximize the Company’s ability to move cash from the Company’s subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company’s lenders as a Guarantor. Nevertheless, applicable laws under which the Company’s direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company’s access to profits from the Company’s subsidiaries or otherwise negatively impact the Company’s financial condition and therefore reduce the Company’s ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company’s ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in foreign currency exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

As of December 30, 2023, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On December 30, 2023, the Company had working capital of $857.5 million and its working capital ratio was 1.86 to 1 compared to working capital of $569.7 million and a working capital ratio of 1.53 to 1 on December 31, 2022.  At December 30, 2023, the Company had unrestricted cash of $126.5 million and funds available under the revolving credit facility of $832.5 million, compared to unrestricted cash of $127.0 million and funds available under the revolving credit facility of $1.313 billion at December 31, 2022.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $899.3 million and $813.7 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively, an increase of $85.6 million due primarily to an increase in distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries of approximately $72.7 million. Cash used by investing activities was $1,675.5 million during fiscal year 2023, compared to $2,416.5 million in fiscal year 2022, a decrease in cash used of $741.0 million, primarily due to a decrease in acquisitions and capital contributions to Diamond Green Diesel that more than offset an increase in capital expenditures. Net cash provided by financing activities was $876.3 million during fiscal year 2023, compared to $1,678.6 million used in fiscal year 2022, a decrease in cash provided of $802.3 million, primarily due to higher debt borrowings utilized to fund the prior year acquisitions.

Capital expenditures of $555.5 million were made during fiscal year 2023 as compared to $391.3 million in fiscal year 2022, an increase of $164.2 million. The Company expects to incur capital expenditures of approximately $500 million in fiscal year 2024, including compliance, replacement and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $64.8 million in fiscal year 2023, $54.7 million in fiscal year 2022 and $40.6 million in fiscal year 2021.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal year 2023, the Company has accrued approximately $13.3 million as of December 30, 2023 that it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 30, 2023.  The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation and for auto liability and general liability claims.  The self-insurance reserve liability is determined annually, based upon a third-party actuarial estimate.  The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.8 million in order to meet minimum pension funding requirements to its domestic plans in fiscal year 2024. In addition, the Company expects to make payments of approximately $3.6 million under its foreign pension plans in fiscal year 2024.  The minimum pension funding requirements are determined annually, based upon a third-party actuarial estimate.  The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal year 2023 and fiscal year 2022 of approximately $0.2 million and $2.0 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal year 2023 of approximately $4.1 million, as compared to $3.6 million in contributions in fiscal year 2022.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of December 30, 2023, the Company has an aggregate accrued liability of approximately $4.7 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture
The DGD Joint Venture currently operates the DGD Facilities, with a combined renewable diesel production capacity of approximately 1.2 billion gallons per year. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Facilities using an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group, to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons. The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. Additionally, in November 2022 the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. Furthermore, in January 2023, the DGD Joint Venture partners approved a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to sustainable aviation fuel (SAF). Work on the project is underway, with completion expected in 2025 at a total estimated cost to DGD of approximately $315 million, which is expected to be primarily funded by the DGD

Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fund the remaining project costs, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. During the fourth quarter of fiscal 2021, in September 2022 and again in December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company’s full $25.0 million commitment and paid interest to the Company for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 of approximately $0.6 million, $0.6 million and $0.1 million, respectively. As of December 30, 2023 and December 31, 2022, zero and $25.0 million was owed to Darling Green under the 2023 DGD Loan Agreement and 2019 DGD Loan Agreement, respectively. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement. Subsequent to December 30, 2023, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of December 30, 2023, the DGD Joint Venture had borrowings outstanding of $250.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for completion of the DGD St. Charles Plant, and each partner has subsequently made $528.8 million in additional capital contributions to the DGD Joint Venture. As of December 30, 2023, under the equity method of accounting the Company has an investment in the DGD Joint Venture of approximately $2.2 billion included on the consolidated balance sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how the Company operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how the Company operates. In 2021, a large portion of Darling’s total U.S. finished fats products were sold to the DGD St. Charles Plant and beginning in fiscal 2022 to the DGD Port Arthur Plant as feedstock for renewable diesel. In 2023, 2022 and 2021, DGD was the Company’s largest finished product customer in terms of sales, with the Company recording sales to DGD in those years of $1.3 billion, $1.1 billion and $521.7 million, respectively.
From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities worldwide to transporting the refined fats to the DGD St. Charles and Port Arthur Plants as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the ability of the Company’s Midwest network of facilities to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. In fiscal 2022, Darling acquired both Valley Proteins and FASA, each of which supply additional feedstocks to DGD. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company includes its equity in net income of the DGD Joint Venture as operating income.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal year 2023, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months.  Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the Russia-Ukraine war and the Israeli-Palestinian conflict and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2024 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically.  As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures;  investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture SAF project or potential investments in additional renewable diesel or SAF projects; investments in response to governmental regulations relating to human and animal food safety or other regulations;  unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, as well as suitable cash conservation to withstand adverse commodity cycles. The Company’s Board of Directors approved a share repurchase program of up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2024, unless further extended or shortened by the Board of Directors. During fiscal year 2023, the Company repurchased approximately $52.9 million, including commissions, of its common stock in the open market. As of December 30, 2023, the Company had approximately $321.6 million remaining in its share repurchase program.

Each of the factors described above has the potential to adversely impact the Company’s liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for the principal products that the Company sells are typically influenced by sales prices for agricultural-based ingredients, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company’s liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulation (including, without limitation, China), changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company’s liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors, could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Based upon the underlying purchase agreements, the Company has commitments to purchase $326.1 million of commodity products, consisting of approximately $98.7 million of finished and raw material products and approximately $191.9 million of natural gas and diesel fuel and approximately $35.5 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at December 30, 2023. The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2024 and through fiscal 2028, in accordance with accounting principles generally accepted in the United States.

The Company’s off-balance sheet contractual obligations and commercial commitments as of December 30, 2023 relate to letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Amended Credit Agreement and other foreign bank guarantees that are not a part of the Amended Credit Agreement at December 30, 2023 (in thousands):

Other commercial commitments:
Standby letters of credit	$3,895
Standby letters of credit (ancillary facility)	30,177
Foreign bank guarantees	22,733
Total other commercial commitments:	$56,805

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements.  A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements included herein.

Certain of the policies require management to make significant and subjective estimates or assumptions regarding uncertainties, including the business and economic uncertainty resulting from the Russia-Ukraine war and the Israeli-Palestinian conflict and associated conflicts and the high interest rate and inflationary cost environment, and as a result, such estimates may deviate from actual results and significantly impact our financial results. In particular, management makes estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill and pension liabilities.  Each of these estimates is discussed in greater detail in the following discussion.

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

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates. Depending on the acquisition size, the Company determines the fair values using the assistance of a valuation expert who assists the Company primarily using the cost, market and income approaches and using estimates of future revenue and cash flows, raw material and sales volumes, discount rates and the selection of comparable companies. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of the acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statement of operations.

Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. In the fourth quarter of fiscal 2023, the Company’s management decided to close or transfer operations for three feed segment locations in the U.S. for optimization opportunities. As a result, the Company incurred asset impairment charges to its feed segment long-lived assets of approximately $2.9 million. In December 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result, the Company incurred long-lived asset impairment charges to its food segment long-lived assets of approximately $18.4 million. In addition to charges incurred in fiscal 2022, the Company incurred additional asset impairment charges in fiscal 2023 related to the Peabody, Massachusetts, plant closure of approximately $1.8 million. In addition, in the second quarter of fiscal 2022, the Company lost a large raw material customer at a plant location in Canada that resulted in a long-lived asset impairment charge in the feed segment of approximately $8.6 million. In fiscal year 2021, no triggering event occurred requiring that the Company perform testing of its long-lived assets for impairment; however, the Company recorded some additional asset impairment related to its fuel segment long-lived assets of approximately $0.1 million from our December 2020 decision to shut down processing operations at its biodiesel facilities located in the United States and Canada.

Goodwill and Indefinite Lived Intangible Assets Valuation

Goodwill and indefinite-lived intangible assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  When assessing the recoverability of goodwill and other indefinite lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an other indefinite lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs the quantitative approach to impairment testing by comparing the fair value of the Company’s reporting units to their respective carrying amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized if any will not exceed the total amount of goodwill allocated to that reporting unit.

In fiscal 2023, the Company performed a quantitative approach to valuing goodwill and indefinite-lived intangible assets at October 28, 2023 and as a result determined the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values. However, based on the Company’s annual impairment testing at October 28, 2023, the fair value of three of the Company’s six reporting units had a fair value that was not substantially in excess of their carrying values. The fair value of these reporting units were determined to be less than 30% in excess of the carrying value with goodwill of approximately $1.4 billion as of December 30, 2023. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company’s reporting units. Key assumptions that impacted the discounted cash flow model were raw material and sales volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these three reporting units could decrease in the future and result in an impairment to goodwill. The Company’s management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. In fiscal 2022 and fiscal 2021, the Company performed a qualitative impairment analysis for its annual goodwill and indefinite-lived intangible assets at October 29, 2022 and October 30, 2021, respectively. Based on the Company’s annual impairment testing at October 29, 2022 and October 30, 2021, we concluded it is more likely than not that the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value. In December 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company incurred a goodwill impairment charge in the food segment of approximately $2.7 million. Goodwill was approximately $2.5 billion and $2.0 billion at December 30, 2023 and December 31, 2022, respectively.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation. The weighted average discount rate was 4.62% at December 30, 2023 and 4.82% at December 31, 2022, respectively.  The net periodic benefit cost for fiscal year 2023 would increase by approximately $0.6 million if the discount rate was 0.5% lower at a weighted average of 4.12%.  The net periodic benefit cost for fiscal year 2023 would decrease by approximately $0.7 million if the discount rate was 0.5% higher at a weighted average of 5.12%.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASC”) No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and disclosure of income taxes paid both in U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating this ASU, but does not expect this update to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information to be provided in the foot note disclosure.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not statements of historical facts are forward looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “guidance,” “outlook,” “project,” “planned,” “contemplate,” “potential,” “possible,” “proposed,” “intend,” “believe,” “anticipate,” “expect,” “may,” “will,” “would,” “should,” “could,” and similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical facts included in this report are forward looking statements, including, without limitation, the statements under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and located elsewhere herein regarding industry prospects, the Company’s financial position and the Company’s use of cash.  Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and other future conditions. The Company cautions readers that any such forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in its forward-looking statements as a result of a variety of factors, including many that are beyond the Company’s control.

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company’s direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company’s indebtedness or other purposes; reduced demands or prices for biofuels, biogases or renewable electricity; global demands for grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand, reduced volume due to government regulations affecting animal production or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat, used cooking oil, protein or collagen (including, without limitation, collagen peptides and gelatin) finished product prices; changes to government policies around the world relating to renewable fuels and GHG emissions that adversely affect prices, margins or markets (including for the DGD Joint Venture), including programs like the U.S. government's renewable fuel standard, low carbon fuel standards (“LCFS”) and tax credits for biofuels both in the United States and abroad; climate related adverse results, including with respect to the Company’s climate goals, targets or commitments; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives or products which do not meet specifications, contract requirements or regulatory standards; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), SARS, BSE, PED or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions, a decline in margins on the products produced by the DGD Joint Venture and issues relating to the announced SAF upgrade project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; tax changes, such as the introduction of a global minimum tax; difficulties or a significant disruption (including, without limitation, due to cyber-attack) in the Company’s information systems, networks or the confidentiality, availability or integrity of our data or failure to implement new systems and software successfully; risks relating to possible third-party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war and the Israeli-Palestinian conflict and other associated or emerging conflicts in the Middle East; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company’s results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company’s announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forward contracts and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts and options are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company’s natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined in Financial Accounting Standards Board (“FASB”) authoritative guidance. At December 30, 2023, the Company had foreign currency forward contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At December 30, 2023, the aggregate fair value of these interest rate swaps was approximately $3.7 million. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income/(loss) associated with the interest rate differential between the U.S. dollar and a Euro to interest expense. At December 30, 2023, the aggregate fair value of these cross currency swaps was approximately $10.8 million. These amounts are included in other current assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, fiscal 2022 and fiscal 2021, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2024. At December 30, 2023, the aggregate fair value of these foreign exchange contracts was approximately $15.9 million. The amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2022 and fiscal 2021, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP into the second quarter of fiscal 2023. At December 30, 2023, the aggregate fair value of the corn contracts was zero.

In fiscal 2023, fiscal 2022 and fiscal 2021, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales into the fourth quarter of fiscal 2023. At December 30, 2023, the aggregate fair value of the soybean meal contracts was zero.

At December 30, 2023, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, and foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	170,788	Euro	31,272	5.34 - 5.66	$35,282
Brazilian real	1,546,487	U.S. dollar	292,015	4.84 - 6.09	292,015
Euro	48,435	U.S. dollar	52,622	1.06 - 1.11	52,622
Euro	40,614	Polish zloty	176,500	4.33 - 4.36	44,879
Euro	11,177	Japanese yen	1,741,390	154.81 - 161.79	12,351
Euro	25,043	Chinese renminbi	195,270	7.79 - 7.82	27,673
Euro	18,373	Australian dollar	30,150	1.62 - 1.65	20,302
Euro	2,797	British pound	2,415	0.86	3,091
Polish zloty	35,023	Euro	8,066	4.34 - 4.36	8,901
Polish zloty	2,941	U.S. dollar	740	3.97	740
British pound	149	Euro	173	0.86	190
British pound	75	U.S. dollar	95	0.79	95
Japanese yen	145,199	U.S. dollar	994	141.64 - 148.95	994
U.S. dollar	1,050	Japanese yen	149,000	141.89	1,050
U.S. dollar	562,340	Euro	519,182	1.08	562,340
Australian dollar	162	Euro	100	1.62	110
					$1,062,635

The above foreign currency contracts had an aggregate fair value of approximately $5.0 million and are included in other current assets, accrued expenses and noncurrent liabilities at December 30, 2023.

    The Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at December 30, 2023.  These contracts have an aggregate fair value of approximately $0.3 million and are included in current other assets and accrued expenses at December 30, 2023.

At December 30, 2023, the Company had forward purchase agreements in place for purchases of approximately $191.9 million of natural gas and diesel fuel and approximately $35.5 million of other commitments during the next three years.  As of December 30, 2023, the Company had forward purchase agreements in place for purchases of approximately $98.7 million of finished and raw material products during the next five years.

Interest Rate Sensitivity

At December 30, 2023, the Company’s fixed rate debt obligations consist of the 6% Notes, the 5.25% Notes, the 3.625% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 5.29%. As of December 30, 2023, the Company has long-term debt of approximately $2.3 billion that is subject to variable interest rates under the Company’s Senior Secured Credit Facilities. Of this variable rate debt, $900.0 million has been fixed through the first quarter of fiscal 2026 at a weighted average rate of 4.007% as a result of our entry into interest swap transactions. This leaves approximately $1.36 billion over the next year that will actually be subject to changing interest rates and the Company estimates that a 1% increase in interest rates will increase the Company’s annual interest expense by approximately $13.6 million.

Foreign Exchange

The Company has significant international operations and is subject to certain opportunities and risks, including currency fluctuations. As a result, the Company is affected by changes in foreign currency exchange rates, particularly with respect to the euro, Brazilian real, Canadian dollar, Australian dollar, Chinese renminbi, Polish zloty, British pound and Japanese yen.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sufficiency of audit evidence over net sales
As discussed in Note 22 to the consolidated financial statements, net sales were $6.8 billion for the year-ended December 30, 2023.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations at which those procedures were to be performed. At each Company location where procedures were performed, we:

•evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales processes, including the Company’s controls over the accurate recording of amounts

•assessed the recorded net sales for certain locations by selecting a sample of transactions and comparing the amounts recognized to underlying documentation, including contracts with customers and shipping documentation

•assessed the recorded net sales for certain locations by performing a software-assisted data analysis to test relationships among certain revenue transactions.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

Acquisition-date fair value of the Gelnex customer relationships intangible assets
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company acquired all of the shares of Gelnex on March 31, 2023 for a purchase price, net of cash acquired, of $1.2 billion. The Company recorded intangible assets representing customer relationships, which were valued using an income approach. The preliminary acquisition-date fair value of the customer relationships intangible assets was $341.0 million.

We identified the evaluation of the acquisition-date fair value of certain Gelnex acquired customer relationships intangible assets as a critical audit matter. Evaluating the acquisition-date fair value of these customer relationships intangible assets involved a high degree of subjective auditor judgment because for certain assumptions there was limited observable market information, specifically, the forecasted sales volumes, cost of sales, and gross margin assumptions. Additionally, the audit effort associated with the evaluation of the discount rate assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. For these Gelnex acquired customer relationships intangible assets, we (1) evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process, including controls over the determination of the forecasted sales volumes, cost of sales, gross margin, and discount rate assumptions, (2) evaluated the Company’s forecasted sales volumes, cost of sales, and gross margin assumptions by comparing them to historical sales volumes, cost of sales, and gross margins, (3) performed sensitivity analyses over the forecasted sales volumes, cost of sales, and gross margin assumptions to assess the impact of changes in these assumptions on the Company’s determination of fair value, and (4) involved valuation professionals with specialized skills and knowledge, who assisted in:

•performing sensitivity analysis over the discount rate assumption to assess the impact of changes in this assumption on the Company’s determination of fair value

•evaluating the Company’s discount rates by comparing them to an independently developed range of discount rates based on publicly available market data for comparable companies.

Assessment of the carrying value of goodwill
As discussed in Notes 1 and 7 to the consolidated financial statements, the goodwill balance as of December 30, 2023 was $2.5 billion. The Company performs goodwill testing annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In 2023, the Company performed a quantitative assessment to compare the fair value of the Company’s reporting units to their respective carrying amounts. The Company estimates the fair value of the reporting units primarily using an income approach and, if the carrying amount exceeds the estimated fair value, an impairment charge is recorded. Based on the Company’s annual impairment testing, the fair value of three of the Company’s six reporting units was not substantially in excess of their carrying values.

We identified the assessment of the carrying value of goodwill for these reporting units as a critical audit matter. Evaluating the estimated fair values of these reporting units involved a high degree of subjective auditor judgment. Specifically, the raw material or sales volume, as applicable, and gross margin assumptions to determine the fair value of these reporting units were challenging to audit as minor changes to those assumptions could have a significant effect on the assessment of the carrying value of goodwill. Additionally, the audit effort associated with the evaluation of these assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. For these reporting units, we:

•evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the raw material or sales volume, as applicable, and gross margin assumptions

•evaluated the raw material or sales volume, as applicable, and gross margin assumptions by comparing them to historical raw material or sales volumes and gross margins, respectively

•obtained external commodity pricing market data and budgets approved by the Board of Directors and compared them to the inputs used in the Company’s development of gross margins

•compared the Company’s historical raw material or sales volume, as applicable, and gross margin forecasts to actual results for these reporting units to assess the Company’s ability to accurately forecast.

We also involved valuation professionals with specialized skills and knowledge, who assisted in performing sensitivity analyses over the raw material or sales volume, as applicable, and gross margin assumptions to assess their impact on the Company’s determination that the fair value of the reporting units exceeded its respective carrying value.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Dallas, Texas
February 28, 2024

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darling Ingredients Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Darling Ingredients Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Gelnex during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, Gelnex’s internal control over financial reporting associated with total assets of $1.4 billion and net sales of $267.1 million included in the consolidated financial statements of the Company as of and for the year ended December 30, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Gelnex.

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

/s/ KPMG LLP

Dallas, Texas
February 28, 2024

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 2023 and December 31, 2022
(in thousands, except share and per share data)

ASSETS	December 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$126,502	$127,016
Restricted cash	292	315
Accounts receivable, less allowance for bad debts of $15,208 at December 30, 2023 and $11,889 at December 31, 2022	626,008	559,695
Accounts receivable due from related party - Diamond Green Diesel	172,283	116,878
Inventories	758,739	673,621
Prepaid expenses	105,657	85,665
Income taxes refundable	23,599	18,583
Other current assets	42,586	56,324
Total current assets	1,855,666	1,638,097

Property, plant and equipment, net	2,935,185	2,462,082
Intangible assets, net	1,075,892	865,122
Goodwill	2,484,502	1,970,377
Investment in unconsolidated subsidiaries	2,251,629	1,926,395
Operating lease right-of-use assets	205,539	186,141
Other assets	234,960	136,268
Deferred income taxes	17,711	17,888
	$11,061,084	$9,202,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60,703	$69,846
Accounts payable, principally trade	425,588	472,491
Income taxes payable	15,522	44,851
Current operating lease liabilities	55,325	49,232
Accrued expenses	440,999	432,023
Total current liabilities	998,137	1,068,443

Long-term debt, net of current portion	4,366,370	3,314,969
Long-term operating lease liabilities	154,903	141,703
Other noncurrent liabilities	349,809	298,933
Deferred income taxes	498,174	481,832
Total liabilities	6,367,393	5,305,880

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized, 174,427,981 and 173,593,099 shares issued at December 30, 2023 and December 31, 2022, respectively	1,744	1,736
Additional paid-in capital	1,697,787	1,660,084
Treasury stock, at cost; 14,894,192 and 13,623,503 shares at December 30, 2023 and December 31, 2022, respectively	(629,008)	(554,451)
Accumulated other comprehensive loss	(198,346)	(383,874)
Retained earnings	3,733,254	3,085,528
Total Darling's stockholders’ equity	4,605,431	3,809,023
Noncontrolling interests	88,260	87,467
Total stockholders’ equity	4,693,691	3,896,490
	$11,061,084	$9,202,370

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 30, 2023
(in thousands, except per share data)

	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$6,788,080	$6,532,204	$4,741,369
Costs and expenses:
Cost of sales and operating expenses	5,143,060	5,002,609	3,499,385
Gain on sale of assets	(7,421)	(4,494)	(958)
Selling, general and administrative expenses	542,534	436,608	391,538
Restructuring and asset impairment charges	18,553	29,666	778
Depreciation and amortization	502,015	394,721	316,387
Acquisition and integration costs	13,884	16,372	1,396
Change in fair value of contingent consideration	(7,891)	—	—
Total costs and expenses	6,204,734	5,875,482	4,208,526
Equity in net income of Diamond Green Diesel	366,380	372,346	351,627
Operating income	949,726	1,029,068	884,470

Other expense:
Interest expense	(259,223)	(125,566)	(62,077)
Foreign currency gain/(loss)	8,133	(11,277)	(2,199)
Other income/(expense), net	16,310	(3,609)	(4,551)
Total other expense	(234,780)	(140,452)	(68,827)

Equity in net income of other unconsolidated subsidiaries	5,011	5,102	5,753
Income before income taxes	719,957	893,718	821,396

Income tax expense	59,568	146,626	164,106

Net income	660,389	747,092	657,290

Net income attributable to noncontrolling interests	(12,663)	(9,402)	(6,376)

Net income attributable to Darling	$647,726	$737,690	$650,914

Net income per share:
Basic	$4.05	$4.58	$4.01
Diluted	$3.99	$4.49	$3.90

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended December 30, 2023
(in thousands)

	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$660,389	$747,092	$657,290
Other comprehensive income/(loss), net of tax:
Foreign currency translation	139,651	(87,856)	(74,219)
Pension adjustments	2,284	8,966	12,669
Commodity derivative adjustments	33,813	1,428	2,591
Foreign exchange derivative adjustments	3,732	12,204	(5,833)
Interest rate swap derivative adjustments	3,009	—	—
Total other comprehensive income/(loss), net of tax	182,489	(65,258)	(64,792)
Total comprehensive income	842,878	681,834	592,498
Comprehensive income attributable to noncontrolling interests	9,624	6,328	10,841
Comprehensive income attributable to Darling	$833,254	$675,506	$581,657

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 30, 2023
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 2, 2021	162,200,389	$1,699	$1,597,429	$(151,710)	$(252,433)	$1,696,924	$2,891,909	$62,300	$2,954,209
Net income	—	—	—	—	—	650,914	650,914	6,376	657,290
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(6,316)	(6,316)
Pension adjustments, net of tax	—	—	—	—	12,669	—	12,669	—	12,669
Commodity derivative adjustments, net of tax	—	—	—	—	2,591		2,591	—	2,591
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(5,833)	—	(5,833)	—	(5,833)
Foreign currency translation adjustments	—	—	—	—	(78,684)	—	(78,684)	4,465	(74,219)
Issuance of non-vested stock	—	—	171	—	—	—	171	—	171
Stock-based compensation	—	—	21,666	—	—	—	21,666	—	21,666
Treasury stock	(3,262,750)	—	—	(223,011)	—	—	(223,011)	—	(223,011)
Issuance of common stock	1,854,365	18	8,550	—	—	—	8,568	—	8,568
Balances at January 1, 2022	160,792,004	$1,717	$1,627,816	$(374,721)	$(321,690)	$2,347,838	$3,280,960	$66,825	$3,347,785
Net income	—	—	—	—	—	737,690	737,690	9,402	747,092
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	18,058	18,058
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,744)	(3,744)
Pension adjustments, net of tax	—	—	—	—	8,966	—	8,966	—	8,966
Commodity derivative adjustments, net of tax	—	—	—	—	1,428	—	1,428	—	1,428
Foreign exchange derivative adjustments, net of tax	—	—	—	—	12,204	—	12,204	—	12,204
Foreign currency translation adjustments	—	—	—	—	(84,782)	—	(84,782)	(3,074)	(87,856)
Issuance of non-vested stock	8,000	—	155	—	—	—	155	—	155
Stock-based compensation	—	—	24,850	—	—	—	24,850	—	24,850
Treasury stock	(2,680,904)	—	—	(179,730)	—	—	(179,730)	—	(179,730)
Issuance of common stock	1,850,496	19	7,263	—	—	—	7,282	—	7,282
Balances at December 31, 2022	159,969,596	$1,736	$1,660,084	$(554,451)	$(383,874)	$3,085,528	$3,809,023	$87,467	$3,896,490
Net income	—	—	—	—	—	647,726	647,726	12,663	660,389
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(9,036)	(9,036)
Additions to noncontrolling interests	—	—	—	—	—	—	—	205	205
Pension adjustments, net of tax	—	—	—	—	2,284	—	2,284	—	2,284
Commodity derivative adjustments, net of tax	—	—	—	—	33,813	—	33,813	—	33,813
Interest rate swap adjustments, net of tax	—	—	—	—	3,009	—	3,009	—	3,009
Foreign exchange derivative adjustments, net of tax	—	—	—	—	3,732	—	3,732	—	3,732
Foreign currency translation adjustments	—	—	—	—	142,690	—	142,690	(3,039)	139,651
Issuance of non-vested stock	—	—	186	—	—	—	186	—	186
Stock-based compensation	—	—	32,970	—	—	—	32,970	—	32,970
Treasury stock	(1,270,689)	—	—	(74,557)	—	—	(74,557)	—	(74,557)
Issuance of common stock	834,882	8	4,547	—	—	—	4,555	—	4,555
Balances at December 30, 2023	159,533,789	$1,744	$1,697,787	$(629,008)	$(198,346)	$3,733,254	$4,605,431	$88,260	$4,693,691

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 30, 2023
(in thousands)

	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$660,389	$747,092	$657,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	502,015	394,721	316,387
Deferred income taxes	(22,241)	46,734	96,812
Gain on sale of assets	(7,421)	(4,494)	(958)
Asset impairment	4,734	29,666	138
Change in fair value of contingent consideration	(7,891)	—	—
Decrease in long-term pension liability	(1,040)	(7,037)	(4,742)
Stock-based compensation expense	33,156	25,005	21,837
Write-off deferred loan costs	653	—	1,130
Deferred loan cost amortization	6,216	4,984	4,038
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(371,391)	(377,448)	(357,380)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	168,277	95,546	4,611
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,832)	(56,543)	(79,954)
Income taxes refundable/payable	(39,933)	(3,495)	18,826
Inventories and prepaid expenses	49,582	(130,170)	(72,919)
Accounts payable and accrued expenses	(82,939)	65,936	84,580
Other	17,929	(16,758)	14,724
Net cash provided by operating activities	899,263	813,739	704,420
Cash flows from investing activities:
Capital expenditures	(555,480)	(391,309)	(274,126)
Acquisitions, net of cash acquired	(1,093,183)	(1,772,437)	(2,059)
Investment in Diamond Green Diesel	(75,000)	(264,750)	(189,000)
Investment in other unconsolidated subsidiaries	(27)	—	(4,449)
Loan to Diamond Green Diesel	—	(50,000)	(25,000)
Loan repayment from Diamond Green Diesel	25,000	50,000	—
Gross proceeds from sale of property, plant and equipment and other assets	10,748	13,442	4,645
Proceeds from insurance settlement	14,014	—	—
Payments related to routes and other intangibles	(1,524)	(1,492)	(274)
Net cash used in investing activities	(1,675,452)	(2,416,546)	(490,263)
Cash flows from financing activities:
Proceeds from long-term debt	817,101	1,934,885	43,824
Payments on long-term debt	(319,367)	(63,078)	(142,133)
Borrowings from revolving credit facility	2,666,360	1,873,795	620,601
Payments on revolving credit facility	(2,194,902)	(1,897,280)	(515,424)
Net cash overdraft financing	(9,780)	24,069	(3,845)
Acquisition hold-back payments	(3,793)	—	—
Deferred loan costs	(9)	(16,780)	(3,809)
Issuance of common stock	—	—	50
Repurchase of common stock	(52,941)	(125,531)	(167,708)
Minimum withholding taxes paid on stock awards	(17,296)	(46,944)	(46,894)
Distributions to noncontrolling interests	(9,081)	(4,532)	(6,022)
Net cash provided/(used) in financing activities	876,292	1,678,604	(221,360)
Effect of exchange rate changes on cash flows	14,179	5,299	(5,445)
Net increase/(decrease) in cash, cash equivalents and restricted cash	114,282	81,096	(12,648)
Cash, cash equivalents and restricted cash at beginning of year	150,168	69,072	81,720
Cash, cash equivalents and restricted cash at end of year	$264,450	$150,168	$69,072
  The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

(b)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)     Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represents the outstanding ownership interest in the Company’s consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income of the consolidated subsidiaries is shown as an allocation of the Company’s net income and is presented separately as “Net income attributable to noncontrolling interests”. In the Company’s Consolidated Balance Sheets, noncontrolling interests represents the ownership interests in the Company consolidated subsidiaries' net assets held by parties other than the Company. These ownership interests are presented separately as “Noncontrolling interests” within “Stockholders’ Equity.” All intercompany balances and transactions have been eliminated in consolidation.

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

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates. Depending on the acquisition size, the Company determines the fair values using the assistance of a valuation expert who assists the Company primarily using the cost, market and income approaches and using estimates of future revenue and cash flows, raw material and sales volumes, discount rates and the selection of comparable companies. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of the acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statement of operations.

(3)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 30, 2023, the 52 weeks ended December 31, 2022, and the 52 weeks ended January 1, 2022.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(4)     Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of December 30, 2023 and December 31, 2022, primarily represented amounts set aside as collateral for foreign construction projects and U. S. environmental claims and were insignificant to the Company. Restricted cash included in other assets as of December 30, 2023 and December 31, 2022, primarily represents acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	December 30, 2023	December 31, 2022
Cash and cash equivalents	$126,502	$127,016
Restricted cash	292	315
Restricted cash included in other long-term assets	137,656	22,837
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$264,450	$150,168

(5)     Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience adjusted for differences in asset-specific risk characteristic, current economic conditions and forecast of future economic conditions. If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for doubtful accounts may be required. The Company has entered into agreements with third-party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third-party banks without recourse for cash less a nominal fee. For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company sold approximately $532.6 million, $582.0 million and $443.6 million, respectively of its trade receivables and incurred approximately $7.5 million, $4.0 million and $1.1 million in fees, which are recorded as interest expense, respectively.

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

        Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin Industries Inc. on December 17, 2010 (which was subsequently converted to a limited liability company) and its subsidiaries (“Griffin”) and trade names acquired in the acquisition of its Darling Ingredients International business on January 7, 2014.  Intangible assets subject to amortization consist of:  1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products; 2) customer relationships representing groups of collagen finished product customers in our food segment; 3) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 4) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired; 5) trade names; and 6) royalty, product development, consulting, land use rights and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from:  5 to 21 years for collection routes; 10 to 20 years for customer relationships; 10 to 20 years for permits; 3 to 7 years for non-compete agreements; and 4 to 15 years for trade names.  Royalties, product development, patents, consulting, land use rights and leasehold agreements are generally amortized over the term of the agreement.

(8)     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2023, the Company recorded asset impairment charges related to the feed segment and food segment long-lived assets of approximately $2.9 million and $1.8 million, respectively. In fiscal 2022, the Company recorded asset impairment charges related to its food segment long-lived assets of approximately $18.4 million and feed segment long-lived assets of approximately $8.6 million and in fiscal 2021 the company recorded asset impairment charges related to its fuel segment long-lived assets of approximately $0.1 million. See Note 18 to the consolidated financial statements.

(9)    Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  When assessing the recoverability of goodwill and other indefinite lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an other indefinite lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs the quantitative approach to impairment testing by comparing the fair value of the Company’s reporting units to their respective carrying amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized, if any, will not exceed the total amount of goodwill allocated to that reporting unit. In fiscal 2023, the Company performed a quantitative approach to valuing goodwill and indefinite-lived intangible assets at October 28, 2023 and as a result determined the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values. In fiscal 2022 and 2021, the Company performed a qualitative impairment analysis for its annual goodwill and indefinite-lived intangible assets at October 29, 2022 and October 30, 2021, respectively. Based on the Company’s annual impairment testing at October 29, 2022 and October 30, 2021, respectively, we concluded it is more likely than not that the fair values of the Company’s reporting units containing goodwill and indefinite lived

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

intangible assets exceeded the related carrying value. However, in December 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company incurred goodwill impairment charges in fiscal 2022. Goodwill was approximately $2.5 billion and $2.0 billion at December 30, 2023 and December 31, 2022, respectively. See Note 7 for further information on the Company’s goodwill.

(10)    Leases

The Company accounts for leases in accordance with Accounting Standard Codification (“ASC”) Topic 842, Leases. The Company determines if an arrangement is a lease at inception for which the Company recognizes the right-of-use (“ROU”) asset and a lease liability at the lease commencement date. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. In determining the lease liability, the Company applies a discount rate to the minimum lease payments within each lease. ASC 842 requires the Company to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate the Company’s incremental borrowing rate over various terms, a comparable market yield curve consistent with the Company’s credit quality is determined. The lease term for all of the Company’s leases include the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise or when a triggering event occurs. The Company has elected to not recognize a ROU asset and lease liability with an initial term of 12 months or less at lease commencement. Operating leases are included on the Company’s balance sheet as a ROU asset, current operating lease liabilities and long-term operating lease liabilities. For finance leases, the lease liability is initially measured in the same manner and date as for the operating leases, and is subsequently measured at amortized cost using the effective interest method. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, net of current portion, but are not significant to the Company.

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

	Net Income per Common Share (in thousands, except per share data)
		December 30,			December 31,			January 1,
		2023			2022			2022
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$647,726	159,861	$4.05	$737,690	161,000	$4.58	$650,914	162,454	$4.01

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	3,314	—	—	3,831	—	—	5,468	—
Less: Pro-forma treasury shares	—	(788)	—	—	(710)	—	—	(826)	—
Diluted:
Net income attributable to Darling	$647,726	162,387	$3.99	$737,690	164,121	$4.49	$650,914	167,096	$3.90

There were no outstanding stock options excluded in fiscal 2023, 2022 and 2021 from diluted income per common share as the effect was antidilutive.  For fiscal 2023, 2022 and 2021, respectively, 311,919, 266,246 and 195,542 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(14)    Stock Based Compensation

The Company recognizes compensation expense ratably over the vesting period in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees and non-employee directors or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. The

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company’s policy is to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. The Company does not reclassify excess tax benefits from operating activities to financing activities in the Consolidated Statements of Cash Flows. Additionally, the Company excludes the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company’s diluted earnings per share. The Company records tax benefit or expense within income tax expense for the year ended December 30, 2023, December 31, 2022 and January 1, 2022 related to the excess tax expense on stock options, non-vested stock, director restricted stock units, restricted stock units and performance units.

Total stock-based compensation recognized in the Consolidated Statements of Operations for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was approximately $33.2 million, $25.0 million and $21.8 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $2.6 million, $1.7 million and $1.8 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

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

As a result of the Russia-Ukraine war, the Israeli-Palestinian conflict and the current inflationary environment, we have evaluated the potential impact to the Company’s operations and for any indicators of potential triggering events that could indicate certain of the Company’s assets may be impaired. As of December 30, 2023, the Company has not observed any impairments of the Company’s assets or a significant change in their fair value due to the Russia-Ukraine war, the Israeli-Palestinian conflict or inflation.

(16)    Out of Period Correction

During the quarter ended July 1, 2023, the Company determined the fair value of the contingent consideration liability recorded related to the FASA Group of approximately R$867.5 million (approximately $168.1 million USD at the exchange rate in effect on the closing date of the acquisition) was overstated in the initial purchase price allocation. The error was the result of the use of an incorrect fair value model under the income approach to determine fair value of the contingent consideration liability upon acquisition. Utilizing assistance from external valuation experts and the use of a Monte Carlo simulation, the Company determined during the quarter ended July 1, 2023 the acquisition date fair value of the contingent payment was R$428.2 million (approximately $83.0 million USD at the exchange rate in effect on the closing date of the acquisition) representing the probability weighted present value of the expected payment to be made under the agreement using the income approach. This resulted in an overstatement of the fair value of the contingent consideration liability of approximately $85.1 million on the acquisition date.

The Company assessed the impact of this error and concluded that it was not material and did not affect previously issued financial statements for any interim or annual period, and the correction of the error during the quarter ended July 1, 2023 was not material to the second quarter 2023 financial statements and is not material to the annual financial statements for fiscal 2023. The correction of the fair value of the contingent consideration liability at the acquisition date was recorded as an immaterial out-of-period correction during the quarter ended July 1, 2023 with the offset to the balance sheet recorded as a reduction to goodwill of approximately $85.1 million, which is included in the Feed Ingredients segment.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(17)    Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company’s 6% Senior Notes due 2030, 5.25% Senior Notes due 2027, 3.625% Senior Notes due 2026, term loans and revolver borrowings outstanding at December 30, 2023, as described in Note 10 have a fair value based on market valuation from third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the fair value. See Note 17 for financial instruments' fair values.

(18)    Derivative Instruments

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, inventory, forecasted sales and foreign currency exchange rates.  The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices.  Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal options are entered into with the intent of managing the impact of changing prices for poultry meal sales.  Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward and option contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency.

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

(19)    Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs. Certain customers may be required to prepay prior to shipment in order to maintain payment protection against certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when control of the promised finished product is transferred to the Company’s customer. See Note 22 to the consolidated financial statements.

(20)    Related Party Transactions

The Company announced in January 2011 that a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The Company has related party sale transactions and loan transactions with the DGD Joint Venture.  See Note 23 for further information on the Company’s related party transactions.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(21)    Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company’s foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains/(losses) in determining net income. The Company incurred net foreign currency translation gains/(losses) of approximately $142.7 million, $(84.8) million and $(78.7) million in fiscal 2023, 2022 and 2021, respectively.

(22)    Reclassification

Certain immaterial prior year amounts have been reclassified to conform to current year presentation.

(23)    Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

NOTE 2.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Assets:
Total current assets	$1,877,430	$1,304,805
Property, plant and equipment, net	3,838,800	3,866,854
Other assets	89,697	61,665
Total assets	$5,805,927	$5,233,324
Liabilities and members' equity:
Total current portion of long term debt	$278,639	$217,066
Total other current liabilities	417,918	515,023
Total long term debt	737,097	774,783
Total other long term liabilities	16,996	17,249
Total members' equity	4,355,277	3,709,203
Total liabilities and member's equity	$5,805,927	$5,233,324

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues:
Operating revenues	$6,990,622	$5,501,166	$2,342,332
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	5,925,778	4,614,192	1,575,494
Lower of cost or market (LCM) inventory valuation adjustment	60,871	—	—
Depreciation, amortization and accretion expense	230,921	125,656	58,326
Operating income	773,052	761,318	708,512
Other income	10,317	3,170	678
Interest and debt expense, net	(49,857)	(19,796)	(5,936)
Income before income tax expense	$733,512	$744,692	$703,254
Income tax expense	752	—	—
Net income	$732,760	$744,692	$703,254

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As of December 30, 2023, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2.2 billion on the consolidated balance sheet. The Company has recorded approximately $366.4 million, $372.3 million and $351.6 million in equity in net income of Diamond Green Diesel for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. In December 2019, the blender tax credit was extended for calendar years 2020, 2021 and 2022. Biodiesel blenders registered with the Internal Revenue Service are currently eligible for a tax incentive in the amount of $1.00 per gallon of renewable diesel blended with petroleum diesel to produce a mixture containing at least 0.1% diesel fuel. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blender tax credit was extended until December 31, 2024. After 2024, the Clean Fuels Production Credit (the “CFPC”) becomes effective for 2025 through 2027. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. In contrast to the blenders tax credits, the CFPC requires that production must take place in the United States. In fiscal 2023, fiscal 2022 and fiscal 2021, the DGD Joint Venture recorded approximately $1.2 billion, $761.1 million and $371.2 million, respectively, in blenders tax credits. The Company received approximately $163.6 million, $90.5 million and zero for each of the years ended December 30, 2023, December 31, 2022 and January 1, 2022, in dividend distributions from the DGD Joint Venture. In addition, during fiscal year 2023, 2022 and 2021, the Company made capital contributions to the DGD Joint Venture of approximately $75.0 million, $264.8 million and $189.0 million, respectively. As of December 30, 2023, the DGD Joint Venture has borrowings outstanding of $250.0 million under their unsecured revolving credit facility.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

NOTE 3.    ACQUISITIONS

Gelnex

On March 31, 2023, the Company acquired all of the shares of Gelnex, a leading global producer of collagen products (the “Gelnex Acquisition”). The Gelnex Acquisition includes a network of five processing facilities in South America and one in the United States. The initial purchase price of approximately $1.2 billion was comprised of an initial cash payment of approximately $1.1 billion, which consisted of a payment of approximately R$4.3 billion Brazilian real (approximately $855.1 million USD at the exchange rate of R$5.08:USD$1.00 on the closing date) and a payment of approximately $243.5 million in USD, and is subject to various post-closing adjustments in accordance with the stock purchase agreement. In addition, the Company incurred a liability of approximately $104.1 million for acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. The Gelnex Acquisition gives us immediate capacity to serve the growing needs of our collagen customers and the growing gelatin market. The initial purchase price was financed by borrowing all of the Company’s term A-3 facility of $300.0 million and term A-4 facility of $500.0 million, with the remainder coming through revolver borrowings under the Amended Credit Agreement. During the third and fourth quarters of fiscal 2023, the Company made immaterial working capital adjustments and made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $14.1 million with an offset to goodwill. In addition, the Company obtained new information about facts and circumstances that existed at the acquisition date during the third and fourth quarter of 2023 that resulted in measurement period adjustments to increase property, plant and equipment by approximately $27.7 million, increase intangible assets by approximately $65.0 million, decrease goodwill by approximately $88.6 million, increase deferred tax liabilities by approximately $3.7 million and a decrease in other assets and liabilities of approximately $0.4 million.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed in the Gelnex Acquisition as of March 31, 2023 (in thousands) inclusive of all measurement period adjustments recorded:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Accounts receivable	$81,025
Inventories	140,865
Other current assets	3,143
Property, plant and equipment	155,493
Identifiable intangible assets	349,000
Goodwill	551,719
Operating lease right-of-use assets	134
Other assets	2,703
Deferred tax asset	993
Accounts payable	(15,059)
Current portion of long-term debt	(44,692)
Current operating lease liabilities	(26)
Accrued expenses	(18,719)
Long-term debt, net of current portion	(1,407)
Long-term operating lease liabilities	(123)
Deferred tax liability	(7,803)
Other noncurrent liabilities	(19)
Purchase price, net of cash acquired	$1,197,227
Less hold-back	104,145
Cash paid for acquisition, net of cash acquired	$1,093,082

The $551.7 million of goodwill from the Gelnex Acquisition, which is expected to strengthen the Company’s collagen business and expand its ability to service increased demand of its collagen customer base, is assigned to the Food Ingredients segment. Of the preliminary goodwill booked in the Gelnex Acquisition approximately $435.7 million is expected to be deductible for tax purposes. The identifiable intangible assets include $341.0 million in customer relationships with a weighted average life of 11.4 years and $8.0 million in trade name with a life of 5 years for a total weighted average life of approximately 11.3 years. Due to the complexity of acquiring foreign entities in Brazil and Paraguay, the Company is still assessing the provisional amounts recorded for assets acquired and liabilities assumed including possible future purchase price adjustments to property, plant and equipment, intangible assets and taxes, thus the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustment to the values presented in the table above with a corresponding adjustment to goodwill.

The amount of net sales and net income (loss) from the Gelnex Acquisition included in the Company’s consolidated statement of operations for the year ended December 30, 2023 was $267.1 million and $(26.2) million, respectively. The Company incurred acquisition costs related to the Gelnex Acquisition for the year ended December 30, 2023 of approximately $6.7 million.

FASA Group

On August 1, 2022, the Company acquired all of the shares of the FASA Group, the largest independent rendering company in Brazil, pursuant to a stock purchase agreement dated May 5, 2022 (the “FASA Acquisition”). The FASA Group, with its 14 rendering plants and an additional two plants under construction, will supplement the Company’s global supply of waste fats, enhancing it as a leader in the supply of low-carbon waste fats and oils.

The Company initially paid approximately R$2.9 billion Brazilian Real in cash (approximately $562.6 million USD at the exchange rate in effect on the closing date of the acquisition) for all the shares of the FASA Group, subject to certain post closing adjustments and a contingent payment based on future earnings growth in accordance with the terms set forth in the stock purchase agreement. Under the stock purchase agreement, such contingent payment could range from R$0 to a maximum of R$1.0 billion if future earnings growth reaches certain levels over a three year period. The Company completed an initial analysis as of the acquisition date for this contingency and recorded a liability of approximately R$867.5 million (approximately $168.1 million USD at the exchange rate in effect on the closing date of the acquisition) representing the present value of the maximum contingency under the income approach. The Company will analyze the contingency each quarter and any change will be booked through operating income.

As disclosed in Note 1, as a result of the immaterial out-of-period correction identified during the quarter ended July 1, 2023, utilizing assistance from external valuation experts and the use of a Monte Carlo model, the Company

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

determined the acquisition date fair value of the contingent consideration was R$428.2 million (approximately $83.0 million USD at the exchange rate in effect on the closing date of the acquisition) representing the probability weighted present value of the expected payment to be made under the agreement using the income approach, resulting in an overstatement of the fair value of the contingent consideration liability of approximately $85.1 million. The immaterial out-of-period correction reduced the acquisition date fair value of contingent consideration liability and goodwill associated with the FASA Acquisition by approximately $85.1 million during the quarter ended July 1, 2023. The Company will analyze the contingent consideration liability using a Monte Carlo model each quarter and any change in fair value will be recorded through operating income as changes in fair value of contingent consideration including the accretion of the change in the long-term liability.

The hold-back and contingent consideration amounts represent noncash investing activities during the period of acquisition. The Company initially financed the FASA Acquisition by borrowing approximately $515.0 million of revolver borrowings under the Amended Credit Agreement, with the remainder coming from cash on hand. During the fourth quarter of fiscal 2022, the Company made immaterial working capital adjustments and made a cash payment for a working capital purchase price adjustment per the stock purchase agreement of approximately $7.1 million with an offset to goodwill. The Company obtained new information about facts and circumstances that existed at the acquisition date during the first and second quarter of 2023 that resulted in measurement period adjustments to increase property, plant and equipment by approximately $81.5 million, decrease intangible assets by approximately $41.7 million, decrease goodwill by approximately $21.5 million, increase deferred tax liabilities by approximately $16.0 million and increase other assets and liabilities by approximately $2.3 million, with the net impact of the adjustments to the consolidated statement of operations being immaterial.

The following table summarizes the final fair value of the assets acquired and the liabilities (in thousands), assumed in the FASA Acquisition as of August 1, 2022 at the exchange rate of R$5.16:USD$1.00 as adjusted for the immaterial out of period correction disclosed in Note 1 (16) and inclusive of all measurement adjustments recorded:

Accounts receivable	$76,640
Inventories	43,058
Other current assets	33,327
Property, plant and equipment	224,384
Identifiable intangible assets	119,477
Goodwill	301,937
Operating lease right-of-use assets	583
Other assets	62,388
Deferred tax asset	2,315
Accounts payable	(15,920)
Current portion of long-term debt	(18,680)
Accrued expenses	(38,708)
Long-term debt, net of current portion	(41,926)
Long-term operating lease liabilities	(583)
Deferred tax liability	(95,653)
Other noncurrent liabilities	(503)
Non-controlling interests	(21,704)
Purchase price, net of cash acquired	$630,432
Less hold-back	21,705
Less contingent consideration (1)	82,984
Cash paid for acquisition, net of cash acquired	$525,743

(1)     As disclosed in Note 1 (16), the immaterial out-of-period correction made during the quarter ended July 1, 2023 resulted in a reduction of goodwill and contingent consideration liability recorded associated with the FASA Acquisition of approximately $85.1 million.

The $301.9 million of goodwill from the FASA Acquisition, which is expected to strengthen the Company’s base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment and is nondeductible for tax purposes. The identifiable intangible assets include $108.6 million in collection routes with a life of 12 years and $10.9 million in trade name with a life of 5 years for a total weighted average life of approximately 11.4 years.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The amount of net sales and net income from the FASA Acquisition included in the Company’s consolidated statement of operations for the twelve months ended December 30, 2023 were $362.7 million and $3.5 million, respectively.

Valley Proteins

On May 2, 2022, the Company acquired all of the shares of Valley Proteins, pursuant to a stock purchase agreement dated December 28, 2021 (the “Valley Acquisition”). The Valley Acquisition includes a network of 18 major rendering plants and used cooking oil facilities throughout the southern, southeast and mid-Atlantic regions of the U.S. The Company initially paid approximately $1.177 billion in cash for the Valley Acquisition, which was subject to various post-closing adjustments in accordance with the stock purchase agreement. During the third and fourth quarters of fiscal 2022, the Company made immaterial working capital adjustments and made a cash payment for a working capital purchase price adjustment per the stock purchase agreement of approximately $6.0 million with an offset to goodwill. The Company initially financed the Valley Acquisition by borrowing all of the Company’s delayed draw term A-1 facility of $400.0 million and delayed draw term A-2 facility of $500.0 million, with the remainder coming through revolver borrowings under the Amended Credit Agreement.

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

The $358.3 million of goodwill from the Valley Acquisition, which is expected to strengthen the Company’s base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment. For U.S. income tax purposes, the Valley Acquisition is treated as a purchase of substantially all the assets of Valley Proteins; therefore, almost all of the goodwill is expected to be deductible for tax purposes. The identifiable intangible assets include $292.1 million in collection routes with a life of 15 years and $97.1 million in permits with a life of 15 years for a total weighted average life of approximately 15 years.

The amount of net sales and net income from the Valley Acquisition included in the Company’s consolidated statement of operations for the twelve months ended December 30, 2023 were $780.9 million and $9.0 million, respectively.

As a result of the Gelnex Acquisition, the FASA Acquisition and the Valley Acquisition, effective March 31, 2023, August 1, 2022 and May 2, 2022, respectively, the Company began including the operations of the Gelnex Acquisition, the FASA Acquisition and the Valley Acquisition in the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Gelnex Acquisition, the Valley Acquisition and FASA Acquisition had occurred on January 3, 2021 for the periods presented (unaudited) (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Twelve Months Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	6,886,347	7,469,216	$6,097,742
Net income	663,284	739,966	621,320
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

The Company incurred acquisition and integration costs of approximately $13.9 million and $16.4 million for the twelve months ended December 30, 2023 and December 31, 2022, respectively, primarily related to the above disclosed acquisitions, including the Gelnex Acquisition, the Valley Acquisition, the FASA Acquisition, Group Op de Beeck, and the January 31, 2024 Miropasz acquisition disclosed below.

Additionally, the Company made other immaterial acquisitions in fiscal 2022.

On January 31, 2024, the Company announced that it has completed the acquisition of Polish rendering company, Miropasz Group, for approximately €110.0 million (approximately $119.0 million USD at the exchange rate in effect on the closing date of the acquisition) plus or minus post-closing adjustments. The Miropasz Group includes three poultry rendering plants in southeast Poland and was assigned to the Feed Ingredients segment.

NOTE 4. INVENTORIES

A summary of inventories follows (in thousands):

	December 30, 2023	December 31, 2022
Finished product	$448,245	$384,289
Work in process	110,299	100,790
Raw material	68,188	69,164
Supplies and other	132,007	119,378
	$758,739	$673,621

The Company’s work in process inventory represents inventory in the Food Ingredients segment that is in various stages of processing.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 5.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 30, 2023	December 31, 2022
Land	$217,113	$201,572
Buildings and improvements	1,033,243	873,080
Machinery and equipment	3,021,329	2,683,991
Vehicles	520,897	433,183
Aircraft	15,609	15,004
Construction in process	487,336	310,180
	5,295,527	4,517,010
Accumulated depreciation	(2,360,342)	(2,054,928)
	$2,935,185	$2,462,082
Depreciation expense for the three years ended December 30, 2023, December 31, 2022 and January 1, 2022, was approximately $377.2 million, $306.0 million and $249.0 million, respectively.

NOTE 6.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	December 30, 2023	December 31, 2022
Indefinite Lived Intangible Assets
Trade names	$52,507	$51,639
	52,507	51,639
Finite Lived Intangible Assets:
Collection routes	746,868	776,909
Customer relationships	359,111	4,377
Permits	559,483	557,083
Non-compete agreements	395	695
Trade names	85,561	76,549
Royalty, product development, patents, consulting, land use rights and leasehold	20,613	20,971
	1,772,031	1,436,584
Accumulated Amortization:
Collection routes	(241,960)	(192,170)
Customer relationships	(29,270)	(3,938)
Permits	(407,713)	(368,005)
Non-compete agreements	(345)	(563)
Trade names	(63,660)	(53,486)
Royalties, product development, patents, consulting, land use rights and leasehold	(5,698)	(4,939)
	(748,646)	(623,101)
Total Intangible assets, less accumulated amortization	$1,075,892	$865,122

Gross intangible collection routes, customer relationships, permits, trade names, non-compete agreements and other intangibles changed primarily due to acquisitions and additions of approximately $308.8 million and the remaining change is due to foreign exchange impact, impairments and retirements. Amortization expense for the three years ended December 30, 2023, December 31, 2022 and January 1, 2022, was approximately $124.8 million, $88.7 million and $67.4 million, respectively. Amortization expense for the next five fiscal years is estimated to be $124.1 million, $116.4 million, $106.6 million, $103.7 million and $100.5 million.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 7.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 1, 2022
Goodwill	$814,863	$332,866	$119,342	$1,267,071
Accumulated impairment losses	(15,914)	(461)	(31,580)	(47,955)
	798,949	332,405	87,762	1,219,116
Goodwill acquired during year	767,382	399	30,355	798,136
Goodwill impairment during year	—	(2,709)	—	(2,709)
Foreign currency translation	(25,390)	(12,458)	(6,318)	(44,166)
Balance at December 31, 2022
Goodwill	1,556,855	320,807	143,379	2,021,041
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,540,941	317,637	111,799	1,970,377
Goodwill acquired during year	3,247	626,202	—	629,449
Measurement period adjustments	(21,270)	(74,484)	(66)	(95,820)
Out-of-period correction (1)	(85,144)	—	—	(85,144)
Foreign currency translation	33,548	28,182	3,910	65,640
Balance at December 30, 2023
Goodwill	1,487,236	900,707	147,223	2,535,166
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,471,322	$897,537	$115,643	$2,484,502

(1)    As disclosed in Note 1 (16), the immaterial out-of-period correction made during the quarter ended July 1, 2023 resulted in a reduction of goodwill recorded associated with the FASA Acquisition of approximately $85.1 million, which is included in the Feed Ingredients segment.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. In fiscal 2023, the Company performed a quantitative approach to valuing goodwill and indefinite-lived intangible assets at October 28, 2023 and as a result determined the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values. In fiscal 2022 and 2021, the Company performed a qualitative impairment analysis for its annual goodwill and indefinite-lived intangible assets at October 29, 2022 and October 30, 2021, respectively. Based on the Company’s annual impairment testing at October 29, 2022 and October 30, 2021, respectively, we concluded it is more likely than not that the fair values of the Company’s reporting units containing goodwill and indefinite lived intangible assets exceeded the related carrying value. Prior to finalizing the impairment testing, in December 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company recorded goodwill impairment charges in fiscal 2022 of approximately $2.7 million based on the relative fair value of the Peabody plant.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 30, 2023	December 31, 2022
Compensation and benefits	$156,357	$145,048
Accrued operating expenses	86,278	97,128
Other accrued expense	198,364	189,847
	$440,999	$432,023

NOTE 9.    LEASES

The Company leases certain real and personal property under non-cancelable operating leases. In addition, the Company leases a large portion of the Company’s fleet of tractors, all of its rail cars, some IT equipment and other

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

transportation equipment. The Company’s office leases include certain lease and non-lease components, where the Company has elected to exclude the non-lease components from the calculation of the lease liability and ROU asset. The Company has finance leases, which are not significant to the Company and not separately disclosed in detail. In addition, the Company’s other variable lease payments are not significant.

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Operating lease expense	$56,078	$49,377	$48,049
Short-term lease costs	36,762	31,133	25,141
Total lease cost	$92,840	$80,510	$73,190

Other information (in thousands, except lease terms and discount rates):

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$58,924	$53,359	$50,258

Operating right-of-use assets, net	$205,539	$186,141

Operating lease liabilities, current	$55,325	$49,232
Operating lease liabilities, non-current	154,903	141,703
Total operating lease liabilities	$210,228	$190,935

Weighted average remaining lease term - operating leases	6.25 years	6.34 years
Weighted average discount rate - operating leases	4.59%	3.89%

Future annual minimum lease payments and finance lease commitments as of December 30, 2023 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Finance Leases
2024	$63,199	$4,349
2025	54,302	4,176
2026	37,342	2,732
2027	29,267	2,250
2028	17,831	1,759
Thereafter	40,192	706
	242,133	15,972
Less amounts representing interest	(31,905)	(1,099)
Lease obligations included in current and long-term liabilities	210,228	14,873

The Company’s finance lease assets are included in property, plant and equipment and the finance lease obligations are included in the Company’s current and long-term debt obligations on the consolidated balance sheet.

NOTE 10. DEBT

Debt consists of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 30, 2023	December 31, 2022
Amended Credit Agreement:
Revolving Credit Facility ($82.9 million and $32.0 million denominated in € at December 30, 2023 and December 31, 2022, respectively)	$610,875	$135,028

Term A-1 facility	400,000	400,000
Less unamortized deferred loan costs	(546)	(722)
Carrying value Term A-1 facility	399,454	399,278

Term A-2 facility	481,250	493,750
Less unamortized deferred loan costs	(771)	(1,034)
Carrying value Term A-2 facility	480,479	492,716

Term A-3 facility	300,000	—
Less unamortized deferred loan costs	(832)	—
Carrying value Term A-3 facility	299,168	—

Term A-4 facility	490,625	—
Less unamortized deferred loan costs	(1,002)	—
Carrying value Term A-4 facility	489,623	—

Term Loan B	—	200,000
Less unamortized deferred loan costs	—	(1,302)
Carrying value Term Loan B	—	198,698

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premiums	(6,441)	(7,228)
Carrying value 6% Senior Notes due 2030	993,559	992,772

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(3,249)	(4,127)
Carrying value 5.25% Senior Notes due 2027	496,751	495,873

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	569,075	549,814
Less unamortized deferred loan costs - Denominated in euro	(2,763)	(3,728)
Carrying value 3.625% Senior Notes due 2026	566,312	546,086

Other Notes and Obligations	90,852	124,364
	4,427,073	3,384,815
Less Current Maturities	60,703	69,846
	$4,366,370	$3,314,969

As of December 30, 2023, the Company had outstanding debt under the revolving credit facility denominated in euros of €75.0 million and outstanding debt under the Company’s 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. See below for discussion relating to the Company’s debt agreements. In addition, at December 30, 2023, the Company had finance lease obligations denominated in euros of approximately €7.0 million.

As of December 30, 2023, the Company had other notes and obligations of approximately $90.9 million that consist of various overdraft facilities of approximately $15.5 million, a China working capital line of credit of approximately $0.9 million, Brazilian notes of approximately $41.2 million and other debt of approximately $33.3 million, including U.S. finance lease obligations of approximately $7.1 million.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Effective December 9, 2021, the Company, and certain of its subsidiaries entered into an amendment (the "Seventh Amendment") with its lenders to the Amended Credit Agreement. Among other things, the Seventh Amendment (a) increased the maximum aggregate principal amount of the revolving credit facility from $1.0 billion to $1.5 billion, under which loans will or will continue to be made, as applicable, in U.S. dollars or alternative currencies, to the Company and certain of the Company’s subsidiaries as borrowers under the Amended Credit Agreement, (b) extended the stated maturity date of the revolving credit facility from September 18, 2025 to December 9, 2026, (c) obtained a delayed draw term loan commitment, and incurred new term loans pursuant thereto, in an aggregate principal amount of up to $400.0 million and has a term of five years, (d) joined Darling Ingredients Germany Holding GmbH (“Darling GmbH”) and Darling Ingredients Belgium Holding B.V. (“Darling Belgium”), each of which are indirect subsidiaries of the Company, and Guarantors under the Amended Credit Agreement, as “Borrowers” under the Amended Credit Agreement and (e) updated and modified certain other terms and provisions of the Amended Credit Agreement, including to reflect alternative reference rates based on the secured overnight financing rate for U.S. dollar loans, the sterling overnight index average for pound sterling loans and the euro short term rate for euro swingline loans.

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

The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $3.725 billion comprised of (i) the Company’s $525.0 million term loan B facility, (ii) the Company’s $400.0 million term A-1 facility, (iii) the Company’s $500.0 million term A-2 facility, (iv) the Company’s $300.0 million term A-3 facility, (v) the Company’s $500.0 million term A-4 facility and (vi) the Company’s $1.5 billion five-year revolving credit facility (up to $150.0 million of which will be available for a letter of credit sub-limit and $50.0 million of which will be available for a swingline sub-limit) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving loan facility is available to be borrowed by Darling, Darling Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving loan facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the revolving loan facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or the Canadian dollar offered rate (CDOR) for Canadian dollar borrowings plus 1.50% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.50% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-1 facility and term A-3 facility will equal the adjusted term SOFR plus a minimum of 1.50% per annum subject to certain step-ups based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the delayed draw term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.50% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowings under the term loan B facility equals the base rate plus 1.00% or LIBOR plus 2.00%.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As of December 30, 2023, the Company had (i) $30.0 million outstanding under the revolver at base rate plus a margin of 0.50% per annum for a total of 9.0% per annum, (ii) $498.0 million outstanding under the revolver at SOFR plus a margin of 1.50% per annum for a total of 6.95587% per annum, (iii) $400.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.625% per annum for a total of 7.08096% per annum, (iv) $481.3 million outstanding under the term A-2 facility at SOFR plus a margin of 1.50% per annum for a total of 6.95596% per annum, (v) $300.0 million outstanding under the term A-3 facility at SOFR plus a margin 1.625% per annum for a total of 7.08096% per annum, (vi) $490.6 million outstanding under the term A-4 facility at SOFR plus a margin 1.50% per annum for a total of 6.95596% per annum and (vii) €75.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.50% per annum for a total of 5.35135% per annum. As of December 30, 2023, the Company had revolving loan facility availability of $832.5 million, taking into account amounts borrowed, ancillary facilities of $52.7 million and letters of credit issued of $3.9 million. The Company also has foreign bank guarantees of approximately $12.1 million and U.S. bank guarantees of approximately $10.7 million that are not part of the Company’s Amended Credit Agreement at December 30, 2023. The Company capitalized approximately $3.8 million of deferred loan costs in the year ended December 31, 2022 in connection with the Eighth and Ninth Amendments.
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

6% Senior Notes due 2030. On June 9, 2022, Darling issued and sold $750.0 million aggregate principal amount of 6% Senior Notes due 2030 (the “6% Initial Notes”). The 6% Initial Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 9, 2022 (the “6% Base Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Truist Bank, as trustee. The gross proceeds from the offering, together with cash on hand, were used to repay the Company’s outstanding revolver borrowings and for general corporate purposes, including to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering. On August 17, 2022, Darling issued an additional $250.0 million in aggregate principal amount of its 6% Senior Notes due 2030 (the “add-on notes” and, together with the 6% Initial Notes, the “6% Notes”). The add-on notes and related guarantees, which were offered in a private offering, were issued as additional notes under the 6% Base Indenture, as supplemented by a supplemental indenture, dated as of August 17, 2022 (the “supplemental indenture” and, together with the 6% Base Indenture, the “6% Indenture”). The add-on notes have the same terms as the 6% Initial Notes (other than issue date and issue price) and, together with the 6% Initial Notes, constitute a single class of securities under the 6% Indenture. The add-on notes were issued at a premium resulting in the Company receiving $255.0 million upon issuance. The premium of approximately $5.0 million is being amortized over the term of the now $1.0 billion of 6% Notes.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. (the “3.625% Issuer”), a wholly-owned subsidiary of Darling, issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018 (the “3.625% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to refinance all of the Company’s previous 4.75% Notes by cash tender offer and redemption of those notes and to pay any applicable premiums for the refinancing, to pay the commission of the initial purchasers of the 3.625% Notes and to pay the other fees and expenses related to the offering.

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

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The gross proceeds from the sale of the Notes, together with cash on hand, were used to refinance all of the Company’s previous 5.375% Notes by cash tender offer for and redemption of those notes, to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Other than for extraordinary events such as change of control and defined asset sales, Darling is not required to make mandatory redemption or sinking fund payments on the 5.25% Notes. The 5.25% Notes are redeemable, in whole or in part, at any time on or after April 15, 2022 at the redemption prices specified in the 5.25% Indenture.

As of December 30, 2023, the Company believes it is in compliance with all financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Maturities of long-term debt at December 30, 2023 follow (in thousands):

Contractual Debt Payment
2024	$61,754
2025	83,316
2026	2,784,970
2027	503,978
2028	3,435
thereafter	1,005,224
$4,442,677

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 30, 2023	December 31, 2022
Accrued pension liability (Note 15)	$20,721	$22,538
Reserve for self-insurance, litigation, environmental and tax matters (Note 20)	100,354	76,685
Long-term acquisition hold backs (Note 3)	137,913	26,113
Long-term contingent consideration (Note 17)	86,495	169,903
Other	4,326	3,694
	$349,809	$298,933

NOTE 12.    INCOME TAXES

U.S. and foreign income before income taxes are as follows (in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
United States	$399,378	$551,521	$545,861
Foreign	320,579	342,197	275,535
Income before income taxes	$719,957	$893,718	$821,396

Income tax expense attributable to income before income taxes consists of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 30, 2023	December 31, 2022	January 1, 2022
Current:
Federal	$1,574	$(206)	$(31)
State	1,336	2,288	8,442
Foreign	104,997	105,368	60,730
Total current	107,907	107,450	69,141
Deferred:
Federal	(22,868)	35,290	66,883
State	(28,511)	18,150	19,495
Foreign	3,040	(14,264)	8,587
Total deferred	(48,339)	39,176	94,965
	$59,568	$146,626	$164,106

Income tax expense for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
Computed "expected" tax expense	$151,191	$187,681	$172,493
Change in valuation allowance	27,713	(3,241)	(4,996)
Non-deductible compensation expenses	5,779	5,320	4,324
Deferred tax on unremitted foreign earnings	3,686	4,939	3,415
Foreign rate differential	16,607	17,628	14,748
Change in uncertain tax positions	(3,477)	8,167	6,809
State income taxes, net of federal benefit	(20,868)	10,738	18,205
Biofuel tax incentives	(125,006)	(77,189)	(38,778)
Global intangible low taxed income	14,943	5,745	1,549
Change in tax law	(5,890)	(13)	1,869
Equity compensation windfall	(2,241)	(13,441)	(11,046)
Other, net	(2,869)	292	(4,486)
	$59,568	$146,626	$164,106

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2023 and December 31, 2022 are presented below (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 30, 2023	December 31, 2022
Deferred tax assets:
Loss contingency reserves	$15,247	$11,775
Employee benefits	15,466	14,480
Pension liability	3,193	3,505
Interest expense carryforwards	53,591	28,769
Tax loss carryforwards	291,910	275,675
Tax credit carryforwards	2,051	2,432
Operating lease liabilities	57,503	53,765
Inventory	17,013	15,002
Accrued liabilities and other	23,090	18,408
Total gross deferred tax assets	479,064	423,811
Less valuation allowance	(40,063)	(12,788)
Net deferred tax assets	439,001	411,023

Deferred tax liabilities:
Intangible assets amortization, including taxable goodwill	(248,146)	(238,347)
Property, plant and equipment depreciation	(242,666)	(218,316)
Investment in DGD Joint Venture	(324,583)	(344,633)
Operating lease assets	(56,098)	(52,330)
Tax on unremitted foreign earnings	(18,139)	(12,890)
Other	(29,832)	(8,451)
Total gross deferred tax liabilities	(919,464)	(874,967)
Net deferred tax liability	$(480,463)	$(463,944)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$17,711	$17,888
Non-current deferred tax liability	(498,174)	(481,832)
Net deferred tax liability	$(480,463)	$(463,944)

At December 30, 2023, the Company had net operating loss carryforwards for federal income tax purposes of approximately $979.3 million which can be carried forward indefinitely. The Company had interest expense carryforwards of approximately $230.9 million and $98.4 million for federal and state income tax purposes, which may be carried forward indefinitely. The Company had approximately $358.6 million of net operating loss carryforwards for state income tax purposes, $259.2 million of which expire in 2024 through 2043 and $99.4 million of which can be carried forward indefinitely. The Company had foreign net operating loss carryforwards of approximately $213.0 million, $23.9 million of which expire in 2024 through 2038 and $189.1 million of which can be carried forward indefinitely. Also at December 30, 2023, the Company had U.S. federal and state tax credit carryforwards of approximately $2.0 million. As of December 30, 2023, the Company also had a valuation allowance of $40.1 million due to uncertainties in its ability to utilize foreign net operating loss carryforwards and other foreign deferred tax assets.

At December 30, 2023, the Company had unrecognized tax benefits of approximately $13.9 million. All of the unrecognized tax benefits would favorably impact the Company’s effective tax rate if recognized. The Company does not believe that unrecognized tax benefits will change in the next twelve months. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense. As of December 30, 2023, interest and penalties related to unrecognized tax benefits were $1.7 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 30, 2023	December 31, 2022
Balance at beginning of Year	$17,842	$10,508
Change in tax positions related to current year	(1,883)	7,904
Change in tax positions related to prior years	(1,986)	(38)
Change in tax positions due to settlement with tax authorities	—	—
Expiration of the Statute of Limitations	(101)	(532)
Balance at end of year	$13,872	$17,842

In fiscal 2023, the Company’s major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany and the Netherlands. The Company is subject to regular examination by various tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company’s results of operations or financial position. The statute of limitations for the Company’s major jurisdictions is open for varying periods, but is generally closed through the 2013 tax year.

The Company expects to have access to its offshore earnings with minimal to no additional U.S. tax impact. Therefore, the Company does not consider these earnings to be permanently reinvested offshore. As of December 30, 2023, a deferred tax liability of approximately $18.1 million has been recorded for any incremental taxes, including foreign withholding taxes, that are estimated to be incurred when those earnings are distributed to the U.S. in future years.

On August 16, 2022 the U.S. government enacted the IR Act that includes a new 15% alternative minimum tax based upon financial statement income (“book minimum tax”), a 1% excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The provisions of the IR Act are generally effective for periods after December 31, 2022 with no immediate impact to our income tax provision or net deferred tax assets. We do not currently expect the new book minimum tax and/or excise tax on stock buybacks will have a material impact on our financial results. The blender tax credits, which are refundable excise tax credits, have been extended through December 31, 2024. After 2024, the CFPC, a transferable income tax credit, becomes effective from 2025 through 2027. We are currently assessing these tax incentives, which could materially change our pre-tax or after-tax amounts and impact our tax rate in future years. We will continue to evaluate the applicability and effect of the IR Act as more guidance is issued.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate income tax of 15% for companies with global revenues above certain thresholds (referred to as Pillar 2) that has been agreed upon in principle by over 140 countries. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted Pillar 2 legislation or are in the process of introducing legislation to implement Pillar 2. Although the framework provides model rules for applying the minimum tax, countries may enact Pillar 2 differently than the model rules and on different timelines and may adjust their domestic tax incentives in response to Pillar 2. The Company does not expect Pillar 2 to have a material impact in 2024; however, we are evaluating the potential consequences of Pillar 2 on our longer-term financial position.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

On December 9, 2021, the Company’s Board of Directors approved the extension for an additional two years of its previously announced share repurchase program and refreshed and increased the amount of the program up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions. During fiscal 2023, fiscal 2022 and fiscal 2021, the Company repurchased approximately $52.9 million, $125.5 million and $167.7 million, including commissions, of its common stock in the open market, respectively. As of December 30, 2023, the Company has approximately $321.6 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2024.

On May 9, 2017, the shareholders approved the Company’s 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”).  The 2017 Omnibus Plan replaced the Company’s 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) for future grants. Under the 2017 Omnibus Plan, the Company can grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  There are up to 20,166,500 common shares available under the 2017 Omnibus Plan which may be granted to participants in any plan year (as such term is defined in the 2017 Omnibus Plan).  Some of those shares are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2017 Omnibus Plan.  The 2017 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third-party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2017 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2017 Omnibus Plan.  For each of fiscal 2023, 2022 and 2021, the Committee adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company’s key employees, as a subplan under the terms of the 2017 Omnibus Plan. For each of the fiscal 2023, 2022 and 2021 LTIPs, participants received (i) performance share units (“PSUs”) tied to a three-year, forward looking performance metric and (ii) restricted stock units (“RSUs”) that vest 33.33% on the first, second and third anniversaries of grant. The principal purpose of the LTIP is to encourage the participants to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by participants. See “Stock Option Awards”, “Non-vested Stock and Restricted Stock Unit Awards” “Fiscal 2023 LTIP PSU Awards”, “Fiscal 2022 LTIP PSU Awards” and “Fiscal 2021 LTIP PSU Awards” below for more information regarding the stock option, PSU and RSU awards under the 2023 LTIP, 2022 LTIP and 2021 LTIP and outstanding at December 30, 2023. At December 30, 2023, the number of common shares available for issuance under the 2017 Omnibus Plan was 7,882,079.

At December 30, 2023, $15.4 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.3 years.

The following is a summary of stock-based compensation awards granted and/or outstanding during the years ended December 30, 2023, December 31, 2022 and January 1, 2022.

Stock Option Awards. Stock options to purchase shares of Darling common stock can be granted from time to time by the Committee to certain of the Company’s employees as part of the Company’s LTIP. The Committee included stock options as part of the LTIP from fiscal 2016 to fiscal 2020, until they were replaced by RSUs beginning in fiscal 2021. For options granted by the Committee the exercise price is equal to the closing price of Darling common stock on the date of grant. Stock options generally vest 33.33% on the first, second and third anniversaries of the grant date. The Company generally only grants nonqualified stock options, which generally terminate 10 years after the date of grant.

A summary of all stock option activity as of December 30, 2023 and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at January 2, 2021	3,691,515	$17.31	6.2 years
Granted	—	—
Exercised	(521,177)	16.44
Forfeited	(22,524)	20.12
Expired	—	—
Options outstanding at January 1, 2022	3,147,814	17.43	5.2 years
Granted	—	—
Exercised	(386,460)	18.84
Forfeited	(4,767)	20.32
Expired	—	—
Options outstanding at December 31, 2022	2,756,587	17.23	4.3 years
Granted	—	—
Exercised	(223,000)	20.43
Forfeited	(2,212)	26.54
Expired	—	—
Options outstanding at December 30, 2023	2,531,375	$16.94	3.3 years
Options exercisable at December 30, 2023	2,531,375	$16.94	3.3 years

For the years ended December 30, 2023 and December 31, 2022 the amount of cash received from the exercise of options was less than $0.1 million and the related tax benefit was $1.2 million and $3.7 million, respectively. For the year ended January 1, 2022, the amount of cash received from the exercise of options was approximately $0.1 million and the related tax benefit was approximately $4.5 million. The total intrinsic value of options exercised for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was approximately $9.5 million, $21.7 million and $29.5 million, respectively.  The fair value of shares vested for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was approximately $33.0 million, $24.8 million and $19.9 million, respectively.  At December 30, 2023, the aggregate intrinsic value of options outstanding was approximately $83.3 million and the aggregate intrinsic value of options exercisable was approximately $83.3 million.

Non-Vested Stock and Restricted Stock Unit Awards. Prior to fiscal 2016, the Company granted non-vested stock and RSUs to participants in the LTIP. Starting in fiscal 2016, the Committee made changes to the LTIP and instead of non-vested stock and RSUs, the Company began to grant PSUs and stock options as part of the LTIP. In fiscal 2021, the Committee replaced the stock option component of the LTIP with RSUs. In addition, the Company grants individual non-vested stock and RSU awards to key employees from time to time at the discretion of the Committee. In such cases, non-vested stock is generally granted to U.S. based employees, while RSUs are generally granted to foreign based employees, with each RSU equivalent to one share of common stock and payable upon vesting in an equivalent number of shares of Darling common stock. For grants made under the 2017 Omnibus Plan, all non-vested stock and RSU awards generally vest ratably on the first three anniversary dates of the grant. Generally, upon voluntary termination of employment or termination for cause, non-vested stock and RSU awards that have not vested are forfeited; whereas, upon, death, disability, qualifying retirement or termination without cause, a pro-rata portion of the unvested non-vested stock and RSU awards will vest and be payable.

Fiscal 2023 LTIP RSU awards and Restricted Stock awards. In fiscal 2023, the Committee granted 118,208 RSUs on January 3, 2023 under the Company’s 2023 LTIP. On May 11, 2023 and August 7, 2023, the Committee awarded 4,432 and 1,980, respectively of RSUs under the Company’s 2023 LTIP to newly hired executive officers, which will have the same performance period and terms as those issued to the other participants on January 3, 2023. On May 11, 2023, the Committee granted one of the newly hired executive officers a one-time grant of 44,304 RSUs as part of his employment package that will vest in three equal installments on the first, second and third anniversaries of the grant date.

Fiscal 2022 LTIP RSU awards and Restricted Stock awards. In fiscal 2022, the Committee granted 82,791 RSUs on January 3, 2022 under the Company’s 2022 LTIP and a total of 41,625 discretionary non-vested and RSU awards.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Fiscal 2021 LTIP RSU awards and Restricted Stock awards. In fiscal 2021, the Committee granted 90,689 RSUs on January 4, 2021 under the Company’s 2021 LTIP. The Committee made no discretionary non-vested stock or RSU grants in fiscal 2021.

A summary of the Company’s non-vested stock and RSU awards as of December 30, 2023, and changes during the year ended is as follows:

	Non-Vested, and RSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 2, 2021	11,375	$35.00
Shares granted	90,689	56.93
Shares vested	(11,545)	35.32
Shares forfeited	(2,585)	56.93
Stock awards outstanding January 1, 2022	87,934	56.93
Shares granted	124,416	70.67
Shares vested	(35,337)	58.23
Shares forfeited	(6,764)	66.67
Stock awards outstanding December 31, 2022	170,249	66.31
Shares granted	168,924	61.73
Shares vested	(70,251)	65.03
Shares forfeited	(3,270)	62.55
Stock awards outstanding December 30, 2023	265,652	$63.78

Fiscal 2023 LTIP PSU Awards. On January 3, 2023, the Committee granted 177,299 PSUs under the Company’s 2023 LTIP. On May 11, 2023 and August 7, 2023, the Committee awarded 6,648 and 2,971, respectively, of PSUs under the 2023 LTIP to newly hired executive officers, which will have the same performance period and terms as those issued to the other participants on January 3, 2023. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average return on gross investment (ROGI), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company’s performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2026, after the final results for the relevant performance period are determined.

Fiscal 2022 LTIP PSU Awards. On January 3, 2022, the Committee granted 115,615 PSUs under the Company’s 2022 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average ROGI, as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company’s performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2025, after the final results for the relevant performance period are determined.

Fiscal 2021 LTIP PSU Awards. On January 4, 2021, the Committee granted 126,711 PSUs under the Company’s 2021 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average ROGI, as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company’s performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2024, after the final results for the relevant performance period are determined.

Under the 2023 LTIP, 2022 LTIP and 2021 LTIP, PSUs were granted at target level; however, actual awards may vary between 0% and 225% of the target number of PSUs, depending on the performance level achieved. In addition, the number of PSUs earned may be reduced (up to 30%) or increased (capped at the maximum payout) based on the Company’s total shareholder return (TSR) over the performance period.

A summary of the Company’s 2023, 2022 and 2021 LTIP PSU awards as of December 30, 2023, and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	LTIP PSU Shares	Weighted Average Grant Date Fair Value
LTIP PSU awards outstanding January 2, 2021	2,203,078	$14.80
Granted	126,711	61.12
Additional PSU awards vested from performance	367,109	20.60
Stock issued for PSUs	(1,276,120)	14.17
Forfeited	(21,600)	32.45
LTIP PSU awards outstanding January 1, 2022	1,399,178	$20.82
Granted	115,615	75.13
Additional PSU awards vested from performance	367,746	21.50
Stock issued for PSUs	(1,429,198)	15.87
Forfeited	(14,035)	57.54
LTIP PSU awards outstanding December 31, 2022	439,306	$50.58
Granted	186,918	66.67
Additional PSU awards vested from performance	263,221	31.80
Stock issued for PSUs	(473,824)	31.80
Forfeited	(11,078)	67.60
LTIP PSU awards outstanding December 30, 2023	404,543	$67.33

The fair value of each PSU award under the Company’s 2023 LTIP, 2022 LTIP and 2021 LTIP was estimated on the date of grant using a Monte Carlo model with the following weighted average assumptions for fiscal 2023, fiscal 2022 and fiscal 2021.

Weighted Average	2023	2022	2021
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.13%	1.04%	0.16%
Expected term	2.98 years	3.00 years	3.00 years
Expected volatility	49.6%	44.1%	39.9%

Nonemployee Director Restricted Stock Unit and Deferred Stock Unit Awards.  The Company has historically paid a portion of the annual compensation package provided to its non-employee directors in equity, which since fiscal 2014 has been in the form of restricted stock units. During fiscal 2023, each non-employee director received $150,000 of restricted stock units. During fiscal 2022 and fiscal 2021, each non-employee director received $135,000 of restricted stock units, with directors appointed after the annual meeting receiving a prorated portion of such amount. The number of restricted stock units issued is calculated using the closing price of the Company’s stock on the date of grant. The award vests (and is no longer subject to forfeiture) on the first to occur of (i) the first anniversary of the grant date, (ii) the grantee’s separation from service as a result of death or disability, or (iii) a change of control. The award will become “payable” in shares of the Company’s stock in a single lump sum payment as soon as possible following a grantee’s separation from service, subject to a grantee’s right to elect earlier distributions under certain circumstances. If a grantee ceases to be a director for any reason other than death or disability prior to vesting, the grantee will receive a prorated amount of the award up to the date of separation. Beginning in fiscal 2022, non-employee directors may also elect to receive all or a portion of their cash fees in the form of deferred stock units (“DSUs”), which are payable in shares of the Company’s common stock.

A summary of the Company’s non-employee director RSU and DSU awards as of December 30, 2023, and changes during the year ended is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Director RSUs and Director DSUs Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 2, 2021	236,277	$17.79
Shares granted	18,098	70.86
Shares where the restriction lapsed	(68,200)	19.21
Shares forfeited	—	—
Stock awards outstanding January 1, 2022	186,175	22.43
Shares granted	22,759	73.03
Shares where the restriction lapsed	—	—
Shares forfeited	—	—
Stock awards outstanding December 31, 2022	208,934	27.94
Shares granted	30,676	59.36
Shares where the restriction lapsed	(70,475)	24.69
Shares forfeited	(1,007)	61.01
Stock awards outstanding December 30, 2023	168,128	$34.84

NOTE 14.    COMPREHENSIVE INCOME/(LOSS)

The Company follows Financial Accounting Standards Board (“FASB”) authoritative guidance for reporting and presentation of comprehensive income or loss and its components.  Other comprehensive income (loss) is derived from adjustments that reflect pension adjustments, natural gas swap adjustments, corn option adjustments, soybean meal forward adjustments, interest swap adjustments, foreign exchange forward and option adjustments, heating oil swap adjustments and foreign currency translation adjustments.

In fiscal 2023, fiscal 2022 and fiscal 2021, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 are as follows (in thousands):

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended January 1, 2022
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$12,415	$(3,185)	$9,230
Amortization of actuarial gain/(loss)	4,228	(978)	3,250
Amortization of prior service costs	25	(3)	22
Amortization of settlement	210	(27)	183
Other	(16)	—	(16)
Total defined benefit pension plans	16,862	(4,193)	12,669
Soybean meal option derivatives
Reclassified to earnings	(274)	70	(204)
Activity recognized in other comprehensive income (loss)	85	(22)	63
Total soybean meal derivatives	(189)	48	(141)
Heating oil swap derivatives
Activity recognized in other comprehensive income (loss)	1,199	(305)	894
Total heating oil derivatives	1,199	(305)	894
Corn option derivatives
Reclassified to earnings	17,005	(4,319)	12,686
Activity recognized in other comprehensive income (loss)	(14,541)	3,693	(10,848)
Total corn options	2,464	(626)	1,838
Foreign exchange derivatives
Reclassified to earnings	(2,333)	826	(1,507)
Activity recognized in other comprehensive income (loss)	(6,694)	2,368	(4,326)
Total foreign exchange derivatives	(9,027)	3,194	(5,833)
Foreign currency translation	(77,287)	3,068	(74,219)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Other comprehensive income/(loss)	$(65,978)	$1,186	$(64,792)
Year Ended December 31, 2022
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$9,884	$(2,645)	$7,239
Amortization of actuarial gain/(loss)	2,235	(584)	1,651
Amortization of prior service costs	22	(5)	17
Amortization of settlement	(22)	5	(17)
Special termination benefits recognized	38	(10)	28
Other	48	—	48
Total defined benefit pension plans	12,205	(3,239)	8,966
Soybean meal option derivatives
Reclassified to earnings	(521)	132	(389)
Activity recognized in other comprehensive income (loss)	975	(247)	728
Total soybean meal derivatives	454	(115)	339
Heating oil swap derivatives
Activity recognized in other comprehensive income (loss)	(3,294)	836	(2,458)
Total heating oil derivatives	(3,294)	836	(2,458)
Corn option derivatives
Reclassified to earnings	15,408	(3,914)	11,494
Activity recognized in other comprehensive income (loss)	(10,653)	2,706	(7,947)
Total corn options	4,755	(1,208)	3,547
Foreign exchange derivatives
Reclassified to earnings	(14,549)	4,737	(9,812)
Activity recognized in other comprehensive income (loss)	32,644	(10,628)	22,016
Total foreign exchange derivatives	18,095	(5,891)	12,204
Foreign currency translation	(89,686)	1,830	(87,856)
Other comprehensive income/(loss)	$(57,471)	$(7,787)	$(65,258)
Year Ended December 30, 2023
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$1,669	$(650)	$1,019
Amortization of actuarial gain/(loss)	1,725	(427)	1,298
Amortization of prior service costs	(1)	—	(1)
Amortization of settlement	(58)	14	(44)
Other	12	—	12
Total defined benefit pension plans	3,347	(1,063)	2,284
Soybean meal option derivatives
Reclassified to earnings	(627)	159	(468)
Activity recognized in other comprehensive income (loss)	(3)	1	(2)
Total soybean meal derivatives	(630)	160	(470)
Heating oil swap derivatives
Activity recognized in other comprehensive income (loss)	45,268	(11,053)	34,215
Total heating oil derivatives	45,268	(11,053)	34,215
Corn option derivatives
Reclassified to earnings	(1,537)	390	(1,147)
Activity recognized in other comprehensive income (loss)	1,627	(412)	1,215
Total corn options	90	(22)	68
Interest swap derivatives
Reclassified to earnings	(1,843)	448	(1,395)
Activity recognized in other comprehensive income (loss)	5,818	(1,414)	4,404
Total interest swap derivatives	3,975	(966)	3,009
Foreign exchange derivatives
Reclassified to earnings	(34,491)	11,822	(22,669)
Activity recognized in other comprehensive income (loss)	40,170	(13,769)	26,401
Total foreign exchange derivatives	5,679	(1,947)	3,732
Foreign currency translation	140,618	(967)	139,651
Other comprehensive income/(loss)	$198,347	$(15,858)	$182,489

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$627	$521	$274	Net sales
Foreign Exchange derivatives	34,491	14,549	2,333	Net sales
Corn option derivatives	1,537	(15,408)	(17,005)	Cost of sales and operating expenses
Interest rate swap derivatives	1,843	—	—	Foreign currency gain/(loss) and interest expense
	38,498	(338)	(14,398)	Total before tax
	(12,819)	(955)	3,423	Income taxes
	25,679	(1,293)	(10,975)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$1	$(22)	$(25)	(a)
Amortization of actuarial loss	(1,725)	(2,235)	(4,228)	(a)
Amortization of settlement	58	22	(210)	(a)
Special termination benefits recognized	—	(38)	—	(a)
	(1,666)	(2,273)	(4,463)	Total before tax
	413	594	1,008	Income taxes
	(1,253)	(1,679)	(3,455)	Net of tax
Total reclassifications	$24,426	$(2,972)	$(14,430)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive loss as of December 30, 2023 as follows (in thousands):

	Fiscal Year Ended December 30, 2023
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/(loss) December 31, 2022, attributable to Darling, net of tax	$(374,368)	$7,176	$(16,682)	$(383,874)
Other comprehensive income before reclassifications	139,651	66,233	1,031	206,915
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(25,679)	1,253	(24,426)
Net current-period other comprehensive income/(loss)	139,651	40,554	2,284	182,489
Noncontrolling interest	(3,039)	—	—	(3,039)
Accumulated Other Comprehensive income/(loss) December 30, 2023, attributable to Darling, net of tax	$(231,678)	$47,730	$(14,398)	$(198,346)

NOTE 15.    EMPLOYEE BENEFIT PLANS

The Company has retirement and pension plans covering a substantial number of its domestic and foreign employees.  Most retirement benefits are provided by the Company under separate final-pay noncontributory and contributory defined benefit and defined contribution plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Although various defined benefit formulas exist for employees, generally these are based on length of service and earnings patterns during employment. Effective January 1, 2012, the Company’s Board of Directors authorized the Company to proceed with the restructuring of its domestic retirement benefit program to include the closing of Darling’s domestic salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company’s domestic defined contribution plans. The Company-sponsored domestic hourly union plan has not been curtailed; however, several locations of the Company-sponsored domestic hourly union plan have been curtailed as a result of collective bargaining renewals for those sites.

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company’s matching portion and annual employer contributions to the Company’s domestic defined contribution plans for

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

fiscal 2023, 2022 and 2021 were approximately $17.6 million, $10.1 million and $10.9 million, respectively. The Company’s matching portion and annual employer contributions to the Company’s foreign defined contribution plans for fiscal 2023, 2022 and 2021 were approximately $10.2 million, $8.6 million and $9.6 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s balance sheet, with changes in the funded status recognized through comprehensive income/(loss) in the year in which they occur. The Company uses the month-end date of December 31 as the measurement date for all of the Company’s defined benefit plans, which is the closest month-end to the Company’s fiscal year-end. The following table sets forth the plans’ funded status for the Company’s domestic and foreign defined benefit plans and amounts recognized in the Company’s Consolidated Balance Sheets based on the measurement date (December 31, 2023 and December 31, 2022) (in thousands):

	December 30, 2023	December 31, 2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$167,546	$225,808
Service cost	2,714	3,149
Interest cost	7,836	5,231
Employee contributions	340	353
Actuarial (gain)/loss	3,662	(52,490)
Benefits paid	(9,962)	(9,919)
Effect of settlement	(1,138)	(476)
Special termination benefit recognized	—	38
Other	1,356	(4,148)
Projected benefit obligation at end of period	172,354	167,546

Change in plan assets:
Fair value of plan assets at beginning of period	147,766	188,718
Actual return on plan assets	13,312	(33,841)
Employer contributions	4,254	5,570
Employee contributions	340	353
Benefits paid	(9,962)	(9,919)
Effect of settlement	(1,138)	(476)
Other	840	(2,639)
Fair value of plan assets at end of period	155,412	147,766

Funded status	(16,942)	(19,780)
Net amount recognized	$(16,942)	$(19,780)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$4,928	$3,910
Current liability	(1,149)	(1,152)
Noncurrent liability	(20,721)	(22,538)
Net amount recognized	$(16,942)	$(19,780)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$19,432	$22,176
Prior service cost	(501)	101
Net amount recognized (a)	$18,931	$22,277

(a) Amounts do not include deferred taxes of $4.5 million and $5.6 million at December 30, 2023 and December 31, 2022, respectively.

The amounts included in “Other” in the above table reflect the impact of foreign exchange translation for plans in Brazil, Belgium, Canada, France, Germany, Japan, Netherlands, Poland and United Kingdom. The Company’s domestic pension plan benefits comprise approximately 69% and 71% of the projected benefit obligation for fiscal 2023 and fiscal 2022, respectively. Additionally, the Company has made required and tax deductible discretionary

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

contributions to its domestic pension plans in fiscal 2023 and fiscal 2022 of approximately $0.2 million and $2.0 million, respectively. The Company made required and tax deductible discretionary contributions to its foreign pension plans in fiscal 2023 and fiscal 2022 of approximately $4.1 million and $3.6 million, respectively.

A significant component of the overall increase in the Company’s benefit obligation for the fiscal year ended December 31, 2023 was from the change in the weighted-average discount rates at the measurement dates, which decreased from 4.82% at December 31, 2022 to 4.62% at December 31, 2023.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows (in thousands):

	December 30, 2023	December 31, 2022
Projected benefit obligation	$110,719	$110,039
Accumulated benefit obligation	108,262	107,807
Fair value of plan assets	88,939	86,441

The Company’s service cost component of net periodic pension cost is included in compensation costs while all components of net periodic pension cost other than the service cost component are included in the line item “Other income/(expense), net” in the Company’s Consolidated Statements of Operations.

Net pension cost includes the following components (in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
Service cost	$2,714	$3,149	$3,127
Interest cost	7,836	5,231	4,816
Expected return on plan assets	(7,958)	(8,604)	(9,287)
Net amortization and deferral	1,724	2,257	4,253
Settlement	(58)	(22)	210
Special termination benefit recognized	—	38	—
Net pension cost	$4,258	$2,049	$3,119
Weighted average assumptions used to determine benefit obligations were:

	December 30, 2023	December 31, 2022	January 1, 2022
Discount rate	4.62%	4.82%	2.40%
Rate of compensation increase	0.61%	0.55%	0.50%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 30, 2023	December 31, 2022	January 1, 2022
Discount rate	4.26%	0.68%	1.32%
Rate of increase in future compensation levels	0.57%	0.51%	0.52%
Expected long-term rate of return on assets	5.72%	4.75%	5.40%

Consideration was made to the long-term time horizon for the (U.S. and Canada's) plans' benefit obligations as well as the related asset class mix in determining the expected long-term rate of return.  Historical returns are also considered, over the long-term time horizon, in determining the expected return.  Considering the overall asset mix of approximately 33% equity and 67% fixed income with equity exposure on a declining trend since the implementation of the glide path for the U.S. plans, the Company believes it is reasonable to expect a long-term rate of return of 6.3% for the (U.S. and Canada's) plans' investments as a whole. The remaining foreign plans'

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 2.4%.

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

With two of the U.S. plans approaching a funded status of around 100% in fiscal 2023, the investment strategy for these two plans was changed from the Glide Path strategy into a liability driven investment strategy.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The following table presents fair value measurements for the Company’s defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as of December 31, 2022
Fixed Income:
Long Term	$23,028	$23,028	$—	$—
Short Term	4,539	4,539	—	—
Equity Securities:
Domestic equities	33,369	33,369	—	—
International equities	23,465	23,465	—	—
Insurance contracts	16,713	—	14,970	1,743
Total categorized in fair value hierarchy	101,114	84,401	14,970	1,743
Other investments measured at NAV	46,652
Totals	$147,766	$84,401	$14,970	$1,743

Balances as of December 30, 2023
Fixed Income:
Long Term	$91,921	$91,921	$—	$—
Short Term	3,374	3,374	—	—
Equity Securities:
Domestic equities	22,429	22,429	—	—
International equities	19,011	19,011	—	—
Insurance contracts	18,677	—	16,659	2,018
Total categorized in fair value hierarchy	155,412	136,735	16,659	2,018
Other investments measured at NAV	—
Totals	$155,412	$136,735	$16,659	$2,018

The majority of the U.S. and Canada plan pension assets are invested in mutual funds; however, some assets are invested in pooled separate accounts (“PSA”) which have similar mutual fund counterparts. PSA accounts are generally used to access lower fund management expenses when compared to their mutual fund counterparts. The mutual funds are generally invested in institutional shares, retirement shares, or A-shares with no loads. The fair value of each mutual fund and PSA is based on the market value of the underlying investments. The U.S. pension plans PSA for fiscal 2022 utilized net asset value (“NAV”) per share (or its equivalent) to measure its investments, as a practical expedient in accordance with ASC Topic 820, Fair Value Measurements and have not been classified in the fair value hierarchy in the above table. The majority of the foreign pension assets are held under insurance contracts where the investment risk for the accumulated benefit obligation rests with the insurer, which the Company has no specific detailed asset information.

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of January 1, 2022	$2,982
Unrealized gains (losses) relating to instruments still held in the reporting period.	(1,055)
Purchases, sales, and settlements	—
Exchange rate changes	(184)
Balance as of December 31, 2022	1,743
Unrealized gains (losses) relating to instruments still held in the reporting period.	209
Purchases, sales, and settlements	—
Exchange rate changes	66
Balance as of December 30, 2023	$2,018

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Contributions

The Company’s funding policy for employee benefit pension plans is to contribute annually not less than the minimum amount required nor more than the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Based on current actuarial estimates, the Company expects to make payments of approximately $4.4 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2024.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2024	$11,896
2025	11,312
2026	11,512
2027	13,274
2028	13,459
Years 2029 – 2033	64,076

Multiemployer Pension Plans

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts in the United States.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants.  The FASB issued guidance requiring companies to provide additional disclosures related to individually significant multiemployer pension plans. The Company’s contributions to each individual multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company. The following table provides more detail on these significant multiemployer plans (contributions in thousands):

								Expiration
Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Date of Collective Bargaining
Fund	Plan Number	2023	2022	Implemented	2023	2022	2021	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,443	$1,516	$1,294	January 2026 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Green	Red	Yes	714	899	811	April 2026 (c)
All other multiemployer plans					1,476	1,035	1,107
		Total Company Contributions			$3,633	$3,450	$3,212

(a)     As of its most recent public filing, the Central States, Southeast and Southwest Areas Pension Plan (Central States) was in the critical or red zone. In January 2023, however, the Pension Benefit Guaranty Corporation provided $35.8 billion in Special Financial Assistance (SFA) funds to Central States under the American Rescue Plan Act of 2021. Due to this SFA funding, Central States is projected to now have zone status of green.

(b)     The Company has several processing plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. The agreements have expiration dates through January 1, 2026.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(c)     The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being negotiated with others having expiration dates through April 2, 2026.

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the Pension Protection Act of 2006. The Company’s portion of contributions to all plans amounted to $3.6 million, $3.5 million and $3.2 million for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

The Company has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of December 30, 2023, the Company has an aggregate accrued liability of approximately $4.7 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At December 30, 2023, the Company had foreign currency forward contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Cash Flow Hedges

In fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At December 30, 2023, the aggregate fair value of these interest rate swaps was approximately $3.7 million. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income/(loss) associated with the interest rate differential between the U.S. dollar and a Euro to interest expense. At December 30, 2023, the aggregate fair value of these cross currency swaps was approximately $10.8 million. These amounts are included in other current assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, fiscal 2022 and fiscal 2021, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2024. At December 30, 2023 and December 31, 2022, the aggregate fair value of these foreign exchange contracts was approximately $15.9 million and $13.8 million, respectively. The amounts are included in other current assets, accrued expenses, other assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

In fiscal 2022 and fiscal 2021, the Company entered into corn option contracts that are considered cash flow hedges. Under the terms of the corn option contracts the Company hedged a portion of its forecasted sales of BBP. At December 30, 2023, there are not any outstanding corn option contracts designated as cash flow hedges. At December 30, 2023 and December 31, 2022, the aggregate fair value of the corn contracts was approximately zero and $0.9 million, respectively. The amounts are included in other current assets on the balance sheet.

In fiscal 2023, fiscal 2022 and fiscal 2021, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales. At December 30, 2023, there are not any outstanding soybean meal forward contracts designated as cash flow hedges. At December 30, 2023 and December 31, 2022, the aggregate fair value of the soybean meal contracts was approximately zero and $0.6 million, respectively. The amounts are included in other current assets on the balance sheet.

At December 30, 2023, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	170,788	Euro	31,272
Brazilian real	1,546,487	U.S. Dollar	292,015
Euro	48,435	U.S. Dollar	52,622
Euro	40,614	Polish zloty	176,500
Euro	11,177	Japanese yen	1,741,390
Euro	25,043	Chinese renminbi	195,270
Euro	18,373	Australian dollar	30,150
Euro	2,797	British pound	2,415
Polish zloty	35,023	Euro	8,066
Polish zloty	2,941	U.S. dollar	740
British pound	149	Euro	173
British pound	75	U.S. dollar	95
Japanese yen	145,199	U.S. dollar	994
U.S. dollar	1,050	Japanese yen	149,000
U.S. dollar	562,340	Euro	519,182
Australian dollar	162	Euro	100

The above foreign currency contracts had an aggregate fair value of approximately $5.0 million and are included in other current assets, accrued expenses and noncurrent liabilities at December 30, 2023.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at December 30, 2023 into earnings over the next 12 months will be approximately $48.9 million.  As of December 30, 2023, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the year ended December 30, 2023, December 31, 2022 and January 1, 2022 (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	December 30, 2023	December 31, 2022	January 1, 2022
Foreign exchange	Foreign currency loss/(gain)	$(2,031)	$42,690	$21,698
Foreign exchange	Net sales	(1,789)	(1,108)	1,178
Foreign exchange	Cost of sales and operating expenses	(294)	(949)	(844)
Foreign exchange	Selling, general and administrative expense	(7,109)	(4,200)	3,405
Corn options and futures	Net sales	1,945	(2,092)	(3,564)
Corn options and futures	Cost of sales and operating expenses	(3,085)	5,447	5,669
Heating oil swaps and options	Selling, general and administrative expense	49	122	—
Soybean meal	Net sales	282	(1,730)	—
Total		$(12,032)	$38,180	$27,542

At December 30, 2023, the Company had forward purchase agreements in place for purchases of approximately $191.9 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables present the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of December 30, 2023 and December 31, 2022 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at December 30, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$29,000	$—	$29,000	$—
Total Assets	29,000	—	29,000	—

Liabilities
Derivative liabilities	19,997	—	19,997	—
Contingent consideration	86,495	—	—	86,495
6% Senior Notes	1,000,000	—	1,000,000	—
5.25% Senior Notes	493,100	—	493,100	—
3.625% Senior Notes	560,994	—	560,994	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	478,844	—	478,844	—
Term loan A-3	298,500	—	298,500	—
Term loan A-4	488,172	—	488,172	—
Revolver	604,766	—	604,766	—
Total Liabilities	$4,428,868	$—	$4,342,373	$86,495

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$20,324	$—	$20,324	$—
Total Assets	20,324	—	20,324	—

Liabilities
Derivative liabilities	5,406	—	5,406	—
Contingent consideration	169,903	—	—	169,903
6% Senior Notes	977,200	—	977,200	—
5.25% Senior Notes	485,700	—	485,700	—
3.625% Senior Notes	533,155	—	533,155	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	488,813	—	488,813	—
Term Loan B	199,000	—	199,000	—
Revolver	133,003	—	133,003	—
Total Liabilities	$3,390,180	$—	$3,220,277	$169,903

Derivative assets and liabilities consist of the Company’s corn option and future contracts, foreign currency forward and option contracts, soybean meal forward contracts, interest rate swap contracts and cross currency swap contracts which represent the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instrument’s term, notional amount and credit risk.  See Note 16 Derivatives for discussion on the Company’s derivatives.

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

The fair value measurement of contingent consideration liability uses significant unobservable inputs (level 3). We estimated the fair value of the FASA contingent consideration using a Monte Carlo simulation methodology from a third-party that includes simulating the forecasted net income or earnings plus interest expense, taxes, depreciation and amortization (“EBITDA”) using a Geometric Brownian Motion in a risk-neutral framework. The assumptions used in the FASA contingent consideration analysis as of December 30, 2023 included the EBITDA forecast through the remaining term of the contingent consideration, an EBITDA discount rate, an EBITDA volatility, credit spread, risk-free rate and exchange rate. Significant increases and decreases in these inputs could result in a significantly lower or higher fair value measurement of the FASA contingent consideration. The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of January 1, 2022	$—
Initial measurement	168,128
Total included in earnings during period	3,506
Exchange rate changes	(1,731)
Balance as of December 31, 2022	169,903
Out of period correction (1)	(85,144)
Total included in earnings during period	(5,835)
Exchange rate changes	7,571
Balance as of December 30, 2023	$86,495

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(1)    As disclosed in Note 1 (16), the immaterial out-of-period correction made during the quarter ended July 1, 2023 resulted in a reduction of goodwill recorded associated with the FASA Acquisition of approximately $85.1 million.

NOTE 18.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In the fourth quarter of fiscal 2023, the Company’s management decided to close or transfer operations for optimization opportunities at three feed segment locations in the U.S. As a result, the Company incurred asset impairment charges of approximately $2.9 million and other closure restructuring costs of approximately $1.0 million. Additionally in fiscal 2023, the Company incurred approximately $0.1 million of employee termination costs in the Feed Segment related to closing down of a processing location in Europe and transferring the material to another processing location.

In December 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company incurred asset impairment charges in the food segment of approximately $21.1 million. In addition to charges incurred in fiscal 2022, the Company incurred additional restructuring and asset impairment charges in fiscal 2023 related to the Peabody, Massachusetts, plant closure including employee termination and retention costs of approximately $5.4 million, asset impairment charges of approximately $1.8 million and other plant restructuring and closure costs of approximately $5.9 million. Additionally in fiscal 2023, the Company’s Food segment incurred other employee severance costs of approximately $1.3 million and other restructuring costs of $0.1 million related to closing down of a processing location in Europe and transferring the material to another processing location.

In the second quarter of fiscal 2022, the Company lost a large raw material customer at a plant location in Canada that resulted in an asset impairment charge to the Company’s intangible assets of approximately $8.6 million. The Company has recorded these impairments in the restructuring and asset impairment charges line on the consolidated statement of operations.

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

NOTE 19.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is generally limited due to the Company’s diversified customer base and the fact that the Company sells commodities.  During fiscal year 2023, 2022 and 2021, approximately 20%, 17% and 11% of our total net sales were to the DGD Joint Venture. In addition, at December 31, 2023 and December 31, 2022, approximately 22% and 17%, respectively of our accounts receivable were due from the DGD Joint Venture. See Note 23 for additional discussion of the Company’s transactions with the DGD Joint Venture.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental, litigation and tax contingencies.  At December 30, 2023 and December 31, 2022, the reserves for insurance, regulatory, governmental, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $95.1 million and $92.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $36.0 million as of December 30, 2023 and December 31, 2022, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River (the “Lower Passaic River”) which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In March 2016, the Company received another letter from the EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the Lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter made no demand on the Company and laid out a framework for remedial design/remedial action implementation under which the EPA would first seek funding from major PRPs. The letter indicated that the EPA had sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The Company asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, the Standard Tallow Corporation did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”). Subsequently, the EPA conducted a settlement analysis using a third-party allocator and offered early cash out settlements to those PRPs for whom the third-party allocator determined did not discharge any of the COCs. The Company participated in this allocation process, and in November 2019, received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the Lower Passaic River area. The Company accepted this settlement offer, and the settlement became effective on April 16, 2021 following the completion of the EPA's administrative approval process. In September 2021, the EPA released a ROD selecting an interim remedy for the upper nine miles of the Lower Passaic River at an expected additional cost of $441 million. In October 2022, the Company, along with other settling defendants, entered into a Consent Decree with the EPA pursuant to which the Company paid $0.3 million to settle liabilities for both of the former plant sites in question related to the upper nine miles of the Lower Passaic River. The Company paid this amount into escrow, as the settlement is subject to the EPA’s administrative approval process, which includes publication, a public comment period and court approval. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Lower Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Lower Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Lower Passaic River. Furthermore, the Company’s settlement with the EPA described above could preclude certain of the claims alleged by OCC against the Company. The Company’s ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company’s U.S. ingredients business, including the Company’s fats and proteins, used cooking oil, trap grease, the Company’s Canada ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac and FASA names (proteins, fats, and blood products) and (ii) the Company’s bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides.

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

Fuel Ingredients
The Company’s Fuel Ingredients segment consists of (i) the Company’s investment in the DGD Joint Venture and (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2023
Net Sales	$4,472,592	$1,752,065	$563,423	$—	$6,788,080
Cost of sales and operating expenses	3,385,859	1,310,581	446,620	—	5,143,060
Gross Margin	1,086,733	441,484	116,803	—	1,645,020

Loss/(gain) on sale of assets	814	(8,144)	(91)	—	(7,421)
Selling, general and administrative expenses	310,363	128,464	23,543	80,164	542,534
Restructuring and asset impairment charges	4,026	14,527	—	—	18,553
Depreciation and amortization	360,249	94,991	34,466	12,309	502,015
Acquisition and integration costs	—	—	—	13,884	13,884
Change in fair value of contingent consideration	(7,891)	—	—	—	(7,891)
Equity in net income of Diamond Green Diesel	—	—	366,380	—	366,380
Segment operating income/(loss)	419,172	211,646	425,265	(106,357)	949,726

Equity in net income of other unconsolidated subsidiaries	5,011	—	—	—	5,011
Segment income/(loss)	424,183	211,646	425,265	(106,357)	954,737

Total other expense					(234,780)
Income before income taxes					$719,957

Segment assets at December 30, 2023	$4,702,593	$2,646,702	$2,589,145	$1,122,644	$11,061,084

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2022
Net Sales	$4,539,000	$1,459,630	$533,574	$—	$6,532,204
Cost of sales and operating expenses	3,473,506	1,102,250	426,853	—	5,002,609
Gross Margin	1,065,494	357,380	106,721	—	1,529,595

Gain on sale of assets	(3,426)	(1,008)	(60)	—	(4,494)
Selling, general and administrative expenses	258,781	101,681	13,690	62,456	436,608
Restructuring and asset impairment charges	8,557	21,109	—	—	29,666
Depreciation and amortization	295,249	59,029	29,500	10,943	394,721
Acquisition and integration costs	—	—	—	16,372	16,372
Equity in net income of Diamond Green Diesel	—	—	372,346	—	372,346
Segment operating income/(loss)	506,333	176,569	435,937	(89,771)	1,029,068

Equity in net income of other unconsolidated subsidiaries	5,102	—	—	—	5,102
Segment income/(loss)	511,435	176,569	435,937	(89,771)	1,034,170

Total other expense					(140,452)
Income before income taxes					$893,718

Segment assets at December 31, 2022	$4,866,351	$1,251,473	$2,307,199	$777,347	$9,202,370

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 1, 2022
Net Sales	$3,039,500	$1,271,629	$430,240	$—	$4,741,369
Cost of sales and operating expenses	2,206,248	979,232	313,905	—	3,499,385
Gross Margin	833,252	292,397	116,335	—	1,241,984

Gain on sale of assets	(550)	(88)	(320)	—	(958)
Selling, general and administrative expenses	220,078	97,555	16,999	56,906	391,538
Restructuring and asset impairment charges	—	—	778	—	778
Acquisition costs	—	—	—	1,396	1,396
Depreciation and amortization	218,942	60,929	25,436	11,080	316,387
Equity in net income of Diamond Green Diesel	—	—	351,627	—	351,627
Segment operating income/(loss)	394,782	134,001	425,069	(69,382)	884,470

Equity in net income of other unconsolidated subsidiaries	5,753	—	—	—	5,753
Segment income/(loss)	400,535	134,001	425,069	(69,382)	890,223

Total other expense					(68,827)
Income before income taxes					$821,396

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Business Segment Property, Plant and Equipment (in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
Capital expenditures for the year ended:
Feed Ingredients	$413,831	$270,157	$187,445
Food Ingredients	92,704	72,301	54,799
Fuel Ingredients	39,053	37,568	26,078
Corporate Activities	9,892	11,283	5,804
Total (a)	$555,480	$391,309	$274,126

(a)    Excludes capital assets acquired by acquisition in fiscal 2023 and fiscal 2022 of approximately $155.5 million and $588.8 million, respectively.

Long-lived assets related to the Company’s operations in North America, Europe, China, South American and other were as follows (in thousands):

	FY 2023	FY 2022
	Long-Lived Assets	Long-Lived Assets
North America	$5,667,606	$5,229,906
Europe	1,329,466	1,276,333
China	116,698	120,801
South America	2,072,840	920,827
Other	18,808	16,406
Total	$9,205,418	$7,564,273

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

Most of the Company’s products are shipped based on the customer specifications. Customer returns are infrequent and not material to the Company. Adjustments to net sales for sales deductions are generally recognized in the same period as the sale or when known. Customers in certain industries or countries may be required to prepay prior to shipment in order to maintain payment protection. These represent short-term prepayment from customers and are not material to the Company. The Company elected to treat shipping and handling as fulfillment costs, which will result in billed freight recorded in cost of sales and netted against freight costs. Sales, value-add, and other taxes collected concurrently with revenue-producing activities are excluded from revenue and booked on a net basis.

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 30, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$3,696,423	$469,289	$—	$4,165,712
Europe	373,180	754,846	563,423	1,691,449
China	27,433	281,139	—	308,572
South America	362,657	171,425	—	534,082
Other	12,899	75,366	—	88,265
Net sales	$4,472,592	$1,752,065	$563,423	$6,788,080

Major product types
Fats	$1,739,349	$164,730	$—	$1,904,079
Used cooking oil	497,657	—	—	497,657
Proteins	1,672,027	—	—	1,672,027
Bakery	255,214	—	—	255,214
Other rendering	243,525	—	—	243,525
Food ingredients	—	1,476,875	—	1,476,875
Bioenergy	—	—	563,423	563,423
Other	64,820	110,460	—	175,280
Net sales	$4,472,592	$1,752,065	$563,423	$6,788,080

	Year Ended December 31, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$3,852,559	$369,499	$—	$4,222,058
Europe	502,432	733,967	533,574	1,769,973
China	25,100	259,584	—	284,684
South America	146,682	40,661	—	187,343
Other	12,227	55,919	—	68,146
Net sales	$4,539,000	$1,459,630	$533,574	$6,532,204

Major product types
Fats	$1,951,183	$205,674	$—	$2,156,857
Used cooking oil	519,119	—	—	519,119
Proteins	1,476,553	—	—	1,476,553
Bakery	333,442	—	—	333,442
Other rendering	200,945	—	—	200,945
Food ingredients	—	1,121,995	—	1,121,995
Bioenergy	—	—	533,574	533,574
Biofuels	—	—	—	—
Other	57,758	131,961	—	189,719
Net sales	$4,539,000	$1,459,630	$533,574	$6,532,204

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended January 1, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,577,705	$286,852	$3,377	$2,867,934
Europe	430,549	663,619	426,863	1,521,031
China	19,446	233,766	—	253,212
South America	—	31,446	—	31,446
Other	11,800	55,946	—	67,746
Net sales	$3,039,500	$1,271,629	$430,240	$4,741,369

Major product types
Fats	$1,198,122	$182,674	$—	$1,380,796
Used cooking oil	319,145	—	—	319,145
Proteins	1,022,694	—	—	1,022,694
Bakery	287,424	—	—	287,424
Other rendering	173,405	—	—	173,405
Food ingredients	—	961,617	—	961,617
Bioenergy	—	—	426,863	426,863
Biofuels	—	—	3,377	3,377
Other	38,710	127,338	—	166,048
Net sales	$3,039,500	$1,271,629	$430,240	$4,741,369

Revenue from Contracts with Customers

The Company has two primary revenue streams. Finished product revenues are recognized when control of the promised finished product is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized in net sales when the service occurs.

Fats. Fats include the Company’s global activities related to the collection and processing of beef, poultry and pork animal by-products into finished products of non-food grade oils and food grade fats. Fats net sales are recognized when the Company ships the finished product to the customer and control has been transferred.

Proteins. Proteins include the Company’s global activities related to the collection and processing of beef, poultry and pork animal by-products into finished products of protein meal. Proteins net sales are recognized when the Company ships the finished product to the customer and control has been transferred.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

product is shipped to the customer and control has been transferred. Service revenues are recognized in net sales when the service has occurred.

Biofuels. Biofuels includes the North American processing of rendered animal fats, recycled cooking oils and third-party additives to produce diesel fuel. Biofuel net sales are recognized when the finished product is shipped to the customer and control has been transferred.

Other. Other includes grease trap collection and environmental services to food processors in the Feed Ingredients segment and Sonac Bone and Sonac Heparin in the Food Ingredients segment. Net sales are recognized when the Company ships the finished product to the customer and control has been transferred. Service revenues are recognized in net sales when the service has occurred.

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized in fiscal 2023, 2022 and 2021 under these long-term supply contracts was approximately $171.1 million, $168.4 million and $95.3 million, respectively, with the remaining performance obligations to be recognized in future periods (generally 4 years) of approximately $798.9 million.

NOTE 23.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company has recorded sales to the DGD Joint Venture of approximately $1.3 billion, $1.1 billion and $521.7 million, respectively. At December 30, 2023 and December 31, 2022, the Company has approximately $172.3 million and $116.9 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $79.4 million, $62.8 million and $24.0 million for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively to the DGD Joint Venture and deferred the Company’s portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at December 30, 2023, December 31, 2022 and January 1, 2022 of approximately $16.1 million, $15.8 million and $6.0 million, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. During the fourth quarter of fiscal 2021, in September 2022 and again in December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company’s full $25.0 million commitment and paid interest to the Company for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 of approximately $0.6 million, $0.6 million and $0.1 million, respectively. As of December 30, 2023 and December 31, 2022, zero and $25.0 million was owed to Darling Green under the 2023 DGD Loan Agreement and 2019 DGD Loan Agreement, respectively. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

on the cash flow statement. Subsequent to December 30, 2023, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment.

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

NOTE 24.    CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Twelve Months Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$2,222	$9,558	$6,585
Cash paid during the year for:
Interest, net of capitalized interest	$261,321	$113,362	$58,449
Income taxes, net of refunds	$152,670	$113,013	$46,399
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$79,462	$70,269	$56,642
Non-cash financing activities
Debt issued for assets	$3,827	$6,103	$126

NOTE 25.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standards Update (“ASC”) No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and disclosure of income taxes paid both in U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information to be provided in the foot note disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 30, 2023.

During 2023, the Company acquired Gelnex. The Company is currently in the process of integrating the Gelnex acquisition pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of the ongoing integration activities, and as a result, certain controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout the integration process. Because of the size of the Gelnex acquisition and the timing of other recent acquisitions, the internal control over financial reporting of the Gelnex acquisition has been excluded from management's assessment of the Company’s internal control over financial reporting for fiscal 2023, as permitted under SEC regulations. Gelnex represented approximately $1.4 billion of the Company’s consolidated total assets as of December 30, 2023 and attributed approximately $267.1 million in net sales for the year ended December 30, 2023.

KPMG LLP, the registered public accounting firm that audited the Company’s financial statements, has issued an audit report on the effectiveness of internal control over financial reporting, which report is included herein.

(b)    Attestation Report of the Registered Public Accounting Firm.  The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8. “Financial Statements and Supplementary Data” of this report.

(c)    Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. During fiscal 2023, the Company has implemented internal controls over financial reporting for the entities acquired in the recently completed acquisitions of Group Op de Beeck, Valley Proteins and FASA, which has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,”  “Our Management - Executive Officers and Directors,” “Delinquent Section 16 (a) Reports” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 30, 2023, and such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 30, 2023, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 30, 2023, with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company’s security holders, and (ii) all compensation plans not previously approved by the Company’s security holders.  The table includes:

•the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;
•the weighted-average exercise price of the outstanding options and granted non-vested stock; and
•the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,369,698	(1)	$27.57	—
Equity compensation plans not approved by security holders	—		—	—
Total	3,369,698		$27.57	—

(1)    Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2012 Omnibus Incentive Plan and 2017 Omnibus Incentive Plan, each as approved by the Company’s stockholders.  See Note 13 of Notes to Consolidated Financial Statements included herein for information regarding the material features of the 2017 Omnibus Incentive Plan.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 30, 2023, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance - Independent Directors” included in the Company’s definitive Proxy Statement relating to the 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 30, 2023, and such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 30, 2023, and such information is incorporated herein by reference.

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

(3) Exhibits

(With regard to applicable cross-references in the list of exhibits below, the Company’s Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 001-13323).

Exhibit No.

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

3.2
Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 2, 2011 and incorporated herein by reference).

3.3
Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 27, 2013 and incorporated herein by reference).

3.4
Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Company dated February 24, 2023 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2023 and incorporated herein by reference).

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

4.3
First Supplemental Indenture, dated as of September 2, 2022, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Citibank, N.A., London Branch, as trustee (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed February 27, 2023 and incorporated herein by reference).

4.4
Second Supplemental Indenture, dated as of June 20, 2023, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Citibank, N.A., London Branch, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2023 and incorporated herein by reference).

4.5
Senior Notes Indenture, dated as of April 3, 2019, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Regions Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 3, 2019 and incorporated herein by reference).

4.6
First Supplemental Indenture, dated as of September 2, 2022, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Regions Bank, as trustee (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed February 27, 2023 and incorporated herein by reference).

4.7
Second Supplemental Indenture, dated as of June 20, 2023, by and among Darling Ingredients Inc., the guarantors party thereto from time to time, and Regions Bank, as trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2023 and incorporated herein by reference).

4.8
Senior Notes Indenture, dated as of June 9, 2022, by and among Darling Ingredients Inc., as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 9, 2022 and incorporated herein by reference).

4.9
First Supplemental Indenture, dated as of August 17, 2022, by and among Darling Ingredients Inc., as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 17, 2022 and incorporated herein by reference).

4.10
Second Supplemental Indenture, dated as of September 2, 2022, by and among Darling Ingredients Inc., as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed February 27, 2023 and incorporated herein by reference).

4.11
Third Supplemental Indenture, dated as of June 20, 2023, by and among Darling Ingredients Inc., as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2023 and incorporated by reference).

4.12	Description of Registered Securities (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 2, 2021 and incorporated by reference).

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

10.11
Third Amended and Restated Security Agreement, dated as of September 18, 2020, by and among Darling Ingredients Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A, as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2020 and incorporated herein by reference).

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

10.13
Third Amended and Restated Limited Liability Company Agreement, dated as of November 1, 2022, by and among Diamond Green Diesel Holdings LLC, Darling Green Energy LLC and Diamond Alternative Energy, LLC. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed February 27, 2023 and incorporated herein by reference).

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

10.16 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.17 *	Amendment to Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.17 to the Company’s Current Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.18 *	Darling Ingredients Inc. 2017 Omnibus Incentive Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed May 9, 2017 and incorporated herein by reference).

10.19 *
Form of Stock Option Notice and Agreement for use in connection with awards under the 2012 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2016 and incorporated herein by reference).

10.20 *
Form of Performance Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2018 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

10.21 *
Form of Global Performance Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2021 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2021 and incorporated herein by reference).

10.22 *
Form of Global Performance Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023 and incorporated herein by reference).

10.23 *
Form of Stock Option Notice and Agreement for 2017 awards under the 2017 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2017 and incorporated herein by reference).

10.24 *
Form of Stock Option Notice and Agreement under the 2017 Omnibus Incentive Plan effective January 2018 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

10.25 *
Form of Global Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2021 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2021 and incorporated herein by reference).

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

10.28 *	Non-Employee Director Compensation Program effective December 2021 (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 1, 2022 and incorporated herein by reference).

10.29 *	Non-Employee Director Compensation Program effective May 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2023 and incorporated herein by reference).

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

10.32 *
Employment Agreement, dated August 21, 2014, between Darling International Netherlands BV and J.M.I.M. (Jan) van der Velden (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

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

10.36 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2023 and incorporated herein by reference).

10.37 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

97.1	Policy on Recoupment of Incentive Compensation Adopted November 5, 2023 (filed herewith).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2023 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the years ended December 30, 2023, December 31, 2022 and January 1, 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 30, 2023, December 31, 2022 and January 1, 2022; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2023, December 31, 2022 and January 1, 2022; (v) Consolidated Statements of Cash Flows for the years ended December 30, 2023, December 31, 2022 and January 1, 2022; (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 28, 2024

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 28, 2024
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Brad Phillips	Chief Financial Officer	February 28, 2024
Brad Phillips	(Principal Financial Officer)

/s/ Joseph Manzi	Chief Accounting Officer	February 28, 2024
Joseph Manzi	(Principal Accounting Officer)

/s/ Charles Adair	Director	February 28, 2024
Charles Adair

/s/ Beth Albright	Director	February 28, 2024
Beth Albright

/s/ Larry A. Barden	Director	February 28, 2024
Larry A. Barden

/s/ Celeste A. Clark	Director	February 28, 2024
Celeste A. Clark

/s/ Linda Goodspeed	Director	February 28, 2024
Linda Goodspeed

/s/ Enderson Guimaraes	Director	February 28, 2024
Enderson Guimaraes

/s/ Gary W. Mize	Director	February 28, 2024
Gary W. Mize

/s/ Michael E. Rescoe	Director	February 28, 2024
Michael E. Rescoe

/s/ Kurt Stoffel	Director	February 28, 2024
Kurt Stoffel