Form 10-Q
period 2024-03-30
DARLING INGREDIENTS INC.
filed 2024-05-07
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 159,779,553 shares of common stock, $0.01 par value, outstanding at May 2, 2024.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2024

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 30, 2024 and December 30, 2023
(in thousands, except share data)

	March 30, 2024	December 30, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$145,473	$126,502
Restricted cash	4,086	292
Accounts receivable, less allowance for bad debts of $15,936 at March 30, 2024 and $15,208 at December 30, 2023	623,936	626,008
Accounts receivable due from related party - Diamond Green Diesel	—	172,283
Inventories	687,485	758,739
Prepaid expenses	97,619	105,657
Income taxes refundable	32,464	23,599
Other current assets	28,247	42,586
Total current assets	1,619,310	1,855,666
Property, plant and equipment, less accumulated depreciation of $2,431,378 at March 30, 2024 and $2,360,342 at December 30, 2023	2,910,335	2,935,185
Intangible assets, less accumulated amortization of $523,801 at March 30, 2024 and $748,646 at December 30, 2023	1,057,123	1,075,892
Goodwill	2,498,457	2,484,502
Investment in unconsolidated subsidiaries	2,378,531	2,251,629
Operating lease right-of-use assets	215,880	205,539
Other assets	246,561	234,960
Deferred income taxes	16,572	17,711
	$10,942,769	$11,061,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$103,075	$60,703
Accounts payable, principally trade	343,388	425,588
Income taxes payable	11,657	15,522
Current operating lease liabilities	59,480	55,325
Accrued expenses	449,694	440,999
Total current liabilities	967,294	998,137
Long-term debt, net of current portion	4,362,856	4,366,370
Long-term operating lease liabilities	161,296	154,903
Other non-current liabilities	303,927	349,809
Deferred income taxes	464,406	498,174
Total liabilities	6,259,779	6,367,393
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 174,853,704 and 174,427,981 shares issued at March 30, 2024 and December 30, 2023, respectively	1,749	1,744
Additional paid-in capital	1,712,349	1,697,787
Treasury stock, at cost; 15,074,147 and 14,894,192 shares at March 30, 2024 and December 30, 2023, respectively	(636,916)	(629,008)
Accumulated other comprehensive loss	(298,464)	(198,346)
Retained earnings	3,814,411	3,733,254
Total Darling's stockholders’ equity	4,593,129	4,605,431
Noncontrolling interests	89,861	88,260
Total stockholders' equity	4,682,990	4,693,691
	$10,942,769	$11,061,084
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 30, 2024 and April 1, 2023
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$1,420,299	$1,791,172
Costs and expenses:
Cost of sales and operating expenses	1,116,666	1,366,973
Gain on sale of assets	(574)	(327)
Selling, general and administrative expenses	139,143	135,466
Restructuring and asset impairment charges	—	4,524
Acquisition and integration costs	4,054	7,022
Change in fair value of contingent consideration	(25,249)	—
Depreciation and amortization	127,509	116,006
Total costs and expenses	1,361,549	1,629,664
Equity in net income of Diamond Green Diesel	78,419	94,337
Operating income	137,169	255,845

Other expense:
Interest expense	(62,876)	(50,299)
Foreign currency gain	236	5,004
Other income, net	8,656	6,159
Total other expense	(53,984)	(39,136)

Equity in net income of other unconsolidated subsidiaries	2,310	120
Income before income taxes	85,495	216,829

Income tax expense	3,907	26,974

Net income	81,588	189,855

Net income attributable to noncontrolling interests	(431)	(4,054)

Net income attributable to Darling	$81,157	$185,801

Basic income per share	$0.51	$1.16
Diluted income per share	$0.50	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three months ended March 30, 2024 and April 1, 2023
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$81,588	$189,855
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(64,670)	56,217
Pension adjustments	262	327
Commodities derivative adjustments	(31,758)	21,124
Interest rate swap adjustments	4,077	720
Foreign exchange derivative adjustments	(6,859)	5,620
Total other comprehensive income/(loss), net of tax	(98,948)	84,008
Total comprehensive income/(loss)	$(17,360)	$273,863
Comprehensive income attributable to noncontrolling interests	1,601	3,396
Comprehensive income/(loss) attributable to Darling	$(18,961)	$270,467

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended March 30, 2024 and April 1, 2023
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 30, 2023	159,533,789	$1,744	$1,697,787	$(629,008)	$(198,346)	$3,733,254	$4,605,431	$88,260	$4,693,691
Net income	—	—	—	—	—	81,157	81,157	431	81,588
Pension adjustments, net of tax	—	—	—	—	262	—	262	—	262
Commodities derivative adjustments, net of tax	—	—	—	—	(31,758)	—	(31,758)	—	(31,758)
Interest rate swap adjustments, net of tax	—	—	—	—	4,077	—	4,077	—	4,077
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(6,859)	—	(6,859)	—	(6,859)
Foreign currency translation adjustments	—	—	—	—	(65,840)	—	(65,840)	1,170	(64,670)
Issuance of non-vested stock	—	—	47	—	—	—	47	—	47
Stock-based compensation	—	—	12,789	—	—	—	12,789	—	12,789
Treasury stock	(179,955)	—	—	(7,908)	—	—	(7,908)	—	(7,908)
Issuance of common stock	425,723	5	1,726	—	—	—	1,731	—	1,731
Balances at March 30, 2024	159,779,557	$1,749	$1,712,349	$(636,916)	$(298,464)	$3,814,411	$4,593,129	$89,861	$4,682,990

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 31, 2022	159,969,596	$1,736	$1,660,084	$(554,451)	$(383,874)	$3,085,528	$3,809,023	$87,467	$3,896,490
Net income	—	—	—	—	—	185,801	185,801	4,054	189,855
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,441)	(3,441)
Addition to noncontrolling interests	—	—	—	—	—	—	—	1,643	1,643
Pension adjustments, net of tax	—	—	—	—	327	—	327	—	327
Commodities derivative adjustments, net of tax	—	—	—	—	21,124	—	21,124	—	21,124
Interest rate swap adjustments, net of tax	—	—	—	—	720	—	720	—	720
Foreign exchange derivative adjustments, net of tax	—	—	—	—	5,620	—	5,620	—	5,620
Foreign currency translation adjustments	—	—	—	—	56,875	—	56,875	(658)	56,217
Issuance of non-vested stock	—	—	47	—	—	—	47	—	47
Stock-based compensation	—	—	11,806	—	—	—	11,806	—	11,806
Treasury stock	(1,039,462)	—	—	(60,510)	—	—	(60,510)	—	(60,510)
Issuance of common stock	633,972	6	1,695	—	—	—	1,701	—	1,701
Balances at April 1, 2023	159,564,106	$1,742	$1,673,632	$(614,961)	$(299,208)	$3,271,329	$4,032,534	$89,065	$4,121,599

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 30, 2024 and April 1, 2023
(in thousands)
(unaudited)

	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net Income	$81,588	$189,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,509	116,006
Gain on sale of assets	(574)	(327)
Change in fair value of contingent consideration	(25,249)	—
Gain on insurance proceeds from insurance settlements	—	(8,836)
Deferred taxes	(30,572)	14,956
Increase in long-term pension liability	504	236
Stock-based compensation expense	12,836	11,853
Deferred loan cost amortization	1,395	1,621
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(80,729)	(94,457)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	181,243	14,733
Income taxes refundable/payable	(12,542)	(13,030)
Inventories and prepaid expenses	69,885	(25,726)
Accounts payable and accrued expenses	(58,004)	(35,254)
Other	(3,382)	16,796
Net cash provided by operating activities	263,908	188,426
Cash flows from investing activities:
Capital expenditures	(93,775)	(111,327)
Acquisitions, net of cash acquired	(109,938)	(1,079,083)
Investment in Diamond Green Diesel	(90,000)	(75,000)
Loan to Diamond Green Diesel	(100,000)	—
Loan repayment from Diamond Green Diesel	100,000	—
Gross proceeds from disposal of property, plant and equipment and other assets	2,756	1,302
Proceeds from insurance settlement	—	8,836
Payments related to routes and other intangibles	(2)	(1,517)
Net cash used in investing activities	(290,959)	(1,256,789)
Cash flows from financing activities:
Proceeds from long-term debt	3,036	807,363
Payments on long-term debt	(15,549)	(19,259)
Borrowings from revolving credit facility	584,755	687,452
Payments on revolving credit facility	(558,986)	(243,829)
Net cash overdraft financing	41,977	148
Deferred loan costs	—	(31)
Issuance of common stock	437	—
Repurchase of common stock	—	(43,794)
Minimum withholding taxes paid on stock awards	(6,905)	(15,297)
Net cash provided by financing activities	48,765	1,172,753
Effect of exchange rate changes on cash	6,471	7,281
Net increase in cash, cash equivalents and restricted cash	28,185	111,671
Cash, cash equivalents and restricted cash at beginning of period	264,450	150,168
Cash, cash equivalents and restricted cash at end of period	$292,635	$261,839

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2024
(unaudited)

(1)General

The accompanying consolidated financial statements for the three month periods ended March 30, 2024 and April 1, 2023, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2023.

(2)Summary of Significant Accounting Policies

(a)Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represent the outstanding ownership interest in the Company’s consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income of the consolidated subsidiaries is shown as an allocation of the Company’s net income and is presented separately as “Net income attributable to noncontrolling interests.” In the Company’s Consolidated Balance Sheets, noncontrolling interests represent the ownership interests in the Company’s consolidated subsidiaries' net assets held by parties other than the Company. These ownership interests are presented separately as “Noncontrolling interests” within “Stockholders' Equity.” All intercompany balances and transactions have been eliminated in consolidation.

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of March 30, 2024, and include the 13 weeks ended March 30, 2024, and the 13 weeks ended April 1, 2023.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of March 30, 2024, primarily represented acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. At December 30, 2023, restricted cash primarily represented amounts set aside as collateral for foreign construction projects and U.S. environmental claims and was insignificant to the Company. Restricted cash included in other long term assets on the Consolidated Balance Sheet as of March 30, 2024 and December 30, 2023, primarily represented acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	March 30, 2024	December 30, 2023
Cash and cash equivalents	$145,473	$126,502
Restricted cash	4,086	292
Restricted cash included in other long-term assets	143,076	137,656
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$292,635	$264,450

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company's trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended March 30, 2024 and April 1, 2023, the Company sold approximately $137.4 million and $161.4 million of its trade receivables and incurred approximately $2.2 million and $2.0 million in fees, respectively, which are recorded as interest expense.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		March 30, 2024			April 1, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$81,157	159,812	$0.51	$185,801	160,145	$1.16
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,053			3,419
Less: Pro forma treasury shares		(960)			(747)
Diluted:
Net income attributable to Darling	$81,157	161,905	$0.50	$185,801	162,817	$1.14

For the three months ended March 30, 2024 and April 1, 2023, respectively, no outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the three months ended March 30, 2024 and April 1, 2023, respectively, 576,692 and 333,085 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(g)    Out-of-Period Adjustment

During the quarter ended March 30, 2024, the Company determined the inventory balance at its recently acquired Gelnex subsidiary was overstated by approximately $25.1 million at December 30, 2023. The overstatement was the result of an error in calculating the elimination of deferred profit in inventory on intercompany product sales from South America.

During the first quarter of fiscal 2024, the Company recorded an adjustment to earnings of approximately $17.9 million, net of tax. The Company assessed the impact of this out-of-period adjustment and concluded that it was not material to the financial statements previously issued for any interim or annual period during 2023, and the adjustment during the quarter ended March 30, 2024 is not expected to be material to the annual financial statements for fiscal 2024. The out-of-period adjustment is included in the Food Ingredients segment results.

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

As a result of the Russia-Ukraine war, the Israeli-Palestinian conflict and the current inflationary environment, we have evaluated the potential impact to the Company's operations and for any indicators of potential triggering events that could indicate certain of the Company's assets may be impaired. Through the three months ended March 30, 2024, the Company has not observed any impairments of the Company's assets or a significant change in their fair value due to the Russia-Ukraine war, the Israeli-Palestinian conflict or inflation.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company's DGD Joint Venture is as follows:

(in thousands)	March 31, 2024	December 31, 2023
Assets:
Total current assets	$1,814,038	$1,877,430
Property, plant and equipment, net	3,870,508	3,838,800
Other assets	102,279	89,697
Total assets	$5,786,825	$5,805,927
Liabilities and members' equity:
Total current portion of long term debt	$128,942	$278,639
Total other current liabilities	302,519	417,918
Total long term debt	729,756	737,097
Total other long term liabilities	17,331	16,996
Total members' equity	4,608,277	4,355,277
Total liabilities and members' equity	$5,786,825	$5,805,927

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Revenues:
Operating revenues	$1,411,115	$1,680,050
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	1,159,356	1,421,404
Lower of cost or market (LCM) inventory valuation adjustment	21,638	—
Depreciation, amortization and accretion expense	65,290	58,607
Total costs and expenses	1,246,284	1,480,011
Operating income	164,831	200,039
Other income	3,220	2,041
Interest and debt expense, net	(11,242)	(13,406)
Income before income tax expense	156,809	188,674
Income tax benefit	(29)	—
Net income	$156,838	$188,674

As of March 30, 2024, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,307.5 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $78.4 million and $94.3 million for the three months ended March 30, 2024 and April 1, 2023, respectively. In December 2019, the blender tax credits were extended for calendar years 2020, 2021 and 2022. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blender tax credits were extended as is until December 31, 2024. After 2024, the Clean Fuels Production Credit (the “CFPC”) becomes effective from 2025 through 2027. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. In contrast to the blenders tax credits, the CFPC requires that production must take place in the United States. For the three months ended March 30, 2024 and April 1, 2023, the DGD Joint Venture recorded approximately $331.1 million and $246.0 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the three months ended March 30, 2024 and April 1, 2023, respectively, the Company made $90.0 million and $75.0 million capital contributions to the DGD Joint Venture. In the three months ended March 30, 2024 and April 1, 2023, the Company received no dividend distributions from the DGD Joint Venture, respectively. As of March 30, 2024, the DGD Joint Venture has borrowings outstanding of $100.0 million under their unsecured revolving credit facility.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

Miropasz Group

On January 31, 2024, a wholly-owned international subsidiary of the Company acquired all of the shares of the Miropasz Group (the “Miropasz Acquisition”), a rendering company in Poland that is now in our Feed Ingredients segment, for a cash purchase price of approximately €105.6 million (approximately $114.3 million USD at the exchange rate of €1.0:USD$1.082198 on the closing date). In addition, the Company incurred a liability of approximately €7.0 million (approximately $7.6 million USD at the exchange rate on the closing date) for acquisition consideration hold-back amount that is part of the purchase price set aside in escrow in the Company's name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. The Company recorded assets and liabilities on a preliminary basis consisting of property, plant and equipment of approximately $21.2 million, identifiable intangibles which includes routes and immaterial land use rights of approximately $34.9 million with a weighted average life of 17 years, other net assets of approximately $2.4 million which includes cash, working capital and net debt, and goodwill of approximately $63.4 million. Due to the complexity of acquiring foreign entities, the Company is still assessing the provisional amounts recorded for assets acquired and liabilities assumed including possible future purchase price adjustments to property, plant and equipment, intangible assets and taxes, and thus the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustment to the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Goodwill is expected to strengthen the Company's base Feed Ingredients business and is nondeductible for tax purposes.

Gelnex

On March 31, 2023, the Company acquired all of the shares of Gelnex, a leading global producer of collagen products (the “Gelnex Acquisition”). The Gelnex Acquisition includes a network of five processing facilities in South America and one in the United States. The initial purchase price of approximately $1.2 billion was comprised of an initial cash payment of approximately $1.1 billion, which consisted of a payment of approximately R$4.3 billion Brazilian real (approximately $853.3 million USD at the exchange rate of R$5.08:USD$1.00 on the closing date) and a payment of approximately $243.5 million in USD, and is subject to various post-closing adjustments in accordance with the stock purchase agreement. In addition, the Company incurred a liability of approximately $104.1 million for acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company's name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. The Gelnex Acquisition gives us immediate capacity to serve the growing needs of our collagen customers and the growing gelatin market. The initial purchase price was financed by borrowing all of the Company's term A-3 facility of $300.0 million and term A-4 facility of $500.0 million, with the remainder coming through revolver borrowings under the Company's Amended Credit Agreement. During the third quarter of fiscal 2023, the Company made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $14.1 million with an offset to goodwill. The Company obtained new information about facts and circumstances that existed at the acquisition date during the first quarter of fiscal 2024 that resulted in measurement period adjustments to increase property, plant and equipment by approximately $13.7 million, decrease intangible assets by approximately $9.5 million, decrease goodwill by approximately $9.1 million, increase deferred tax liabilities by approximately $5.1 million, increase deferred tax assets by approximately $8.1 million and a decrease in other assets and liabilities of approximately $0.1 million.

The following table summarizes the final fair value of the assets acquired and the liabilities assumed in the Gelnex Acquisition as of March 31, 2023 (in thousands):

Accounts receivable	$81,025
Inventories	140,865
Other current assets	3,143
Property, plant and equipment	169,205
Identifiable intangible assets	339,500
Goodwill	542,572
Operating lease right-of-use assets	134
Other assets	2,703
Deferred tax asset	9,067
Accounts payable	(15,059)
Current operating lease liabilities	(26)
Current portion of long-term debt	(44,692)
Accrued expenses	(18,826)
Long-term debt, net of current portion	(1,407)
Long-term operating lease liabilities	(123)
Deferred tax liability	(12,870)
Other noncurrent liabilities	(19)
Purchase price, net of cash acquired	$1,195,192
Less hold-back	104,145
Cash paid for acquisition, net of cash acquired	$1,091,047

The $542.6 million of goodwill from the Gelnex Acquisition, which is expected to strengthen the Company's gelatin business and expand its ability to service increased demand of its collagen customer base, is assigned to the Food

Ingredients segment. Of the goodwill booked in the Gelnex Acquisition approximately $425.0 million is expected to be deductible for tax purposes. The identifiable intangible assets include $331.0 million in customer relationships with a weighted average life of 11.4 years and $8.5 million in trade name with a life of 5 years for a total weighted average life of approximately 11.3 years.

The amount of net sales and net income (loss) from the Gelnex Acquisition included in the Company's consolidated statement of operations for the three months ended March 30, 2024 was $65.9 million and $(36.1) million, respectively.

As a result of the Gelnex Acquisition, effective March 31, 2023, the Company began including the operations of the Gelnex Acquisition in the Company's consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Gelnex Acquisition had occurred on January 1, 2023, for the periods presented (in thousands):

Three Months Ended
April 1, 2023
Net sales	$1,889,439
Net income	192,634

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

The Company initially paid approximately R$2.9 billion Brazilian real in cash (approximately $562.6 million USD at the exchange rate of R$5.16:USD$1.00 on the closing date) for all the shares of the FASA Group, subject to certain post-closing adjustments and a contingent payment based on future earnings growth in accordance with the terms set forth in the stock purchase agreement. Under the stock purchase agreement, such contingent payment could range from R$0 to a maximum of R$1.0 billion if future earnings growth reaches certain levels over a three-year period. The Company completed an analysis as of the acquisition date for this contingency and recorded a liability of approximately R$428.2 million (approximately $83.0 million USD at the exchange rate in effect on the closing date of the acquisition) representing the present value of the contingency utilizing assistance from external valuation experts and the use of a Monte Carlo model representing the probability weighted present value of the expected payment to be made under the agreement using the income approach. The Company analyzes the contingent consideration liability using a Monte Carlo model each quarter and any change in fair value is recorded through operating income as changes in fair value of contingent consideration.

The hold-back and contingent consideration amounts represent noncash investing activities during the period of acquisition. The Company initially financed the FASA Acquisition by borrowing approximately $515.0 million of revolver borrowings under the Company's Amended Credit Agreement, with the remainder coming from cash on hand. During the fourth quarter of fiscal 2022, the Company made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $7.1 million with an offset to goodwill.

The following table summarizes the final fair value of the assets acquired and the liabilities assumed in the FASA Acquisition as of August 1, 2022 (in thousands):

Accounts receivable	$76,640
Inventories	43,058
Other current assets	33,327
Property, plant and equipment	224,384
Identifiable intangible assets	119,477
Goodwill	301,937
Operating lease right-of-use assets	583
Other assets	62,388
Deferred tax asset	2,315
Accounts payable	(15,920)
Current portion of long-term debt	(18,680)
Accrued expenses	(38,708)
Long-term debt, net of current portion	(41,926)
Long-term operating lease liabilities	(583)
Deferred tax liability	(95,653)
Other noncurrent liabilities	(503)
Non-controlling interests	(21,704)
Purchase price, net of cash acquired	$630,432
Less hold-back	21,705
Less contingent consideration	82,984
Cash paid for acquisition, net of cash acquired	$525,743

The $301.9 million of goodwill from the FASA Acquisition, which is expected to strengthen the Company's base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment and is nondeductible for tax purposes. The identifiable intangible assets include $108.6 million in routes with a weighted average life of 12 years and $10.9 million in trade name with a life of 5 years for a total weighted average life of approximately 11.4 years.

The Company notes that pro forma results of operations discussed above does not include the Miropasz Acquisition or other acquisitions individually or in the aggregate as those acquisitions are not deemed material to net sales, total assets and net income of the Company for any period presented.

Additionally, the Company completed other immaterial acquisitions in the first three months of fiscal 2023.

The Company incurred acquisition costs and integration costs of approximately $4.1 million and $7.0 million for the three months ended March 30, 2024 and April 1, 2023, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	March 30, 2024	December 30, 2023
Finished product	$410,765	$448,245
Work in process	98,678	110,299
Raw material	53,082	68,188
Supplies and other	124,960	132,007
	$687,485	$758,739

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	March 30, 2024	December 30, 2023
Indefinite Lived Intangible Assets:
Trade names	$51,927	$52,507
	51,927	52,507
Finite Lived Intangible Assets:
Routes	753,869	746,868
Customer relationships	339,161	359,111
Permits	327,516	559,483
Non-compete agreements	295	395
Trade names	85,537	85,561
Royalty, consulting, land use rights and leasehold	22,619	20,613
	1,528,997	1,772,031
Accumulated Amortization:
Routes	(233,943)	(241,960)
Customer relationships	(35,349)	(29,270)
Permits	(182,237)	(407,713)
Non-compete agreements	(256)	(345)
Trade names	(66,135)	(63,660)
Royalty, consulting, land use rights and leasehold	(5,881)	(5,698)
	(523,801)	(748,646)
Total Intangible assets, less accumulated amortization	$1,057,123	$1,075,892

Gross intangible assets changed due to net acquisition and retirement activity in the first three months of fiscal 2024 by approximately $25.4 million and $246.0 million, respectively, and the remaining change is due to foreign exchange impact. Amortization expense for the three months ended March 30, 2024 and April 1, 2023, was approximately $28.0 million and $26.1 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 30, 2023
Goodwill	$1,487,236	$900,707	$147,223	$2,535,166
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,471,322	897,537	115,643	2,484,502
Goodwill acquired during year	63,398	—	—	63,398
Measurement period adjustments	—	(9,147)	—	(9,147)
Foreign currency translation	(17,099)	(20,581)	(2,616)	(40,296)
Balance at March 30, 2024
Goodwill	1,533,535	870,979	144,607	2,549,121
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,517,621	$867,809	$113,027	$2,498,457

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 30, 2024	December 30, 2023
Compensation and benefits	$140,583	$156,357
Accrued operating expenses	78,278	86,278
Other accrued expense	230,833	198,364
	$449,694	$440,999

(9)    Debt

Debt consists of the following (in thousands):

	March 30, 2024	December 30, 2023
Amended Credit Agreement:
Revolving Credit Facility ($175.0 million and $82.9 million denominated in € at March 30, 2024 and December 30, 2023, respectively)	$634,960	$610,875

Term A-1 facility	399,000	400,000
Less unamortized deferred loan costs	(501)	(546)
Carrying value Term A-1 facility	398,499	399,454

Term A-2 facility	478,125	481,250
Less unamortized deferred loan costs	(705)	(771)
Carrying value Term A-2 facility	477,420	480,479

Term A-3 facility	299,250	300,000
Less unamortized deferred loan costs	(765)	(832)
Carrying value Term A-3 facility	298,485	299,168

Term A-4 facility	487,500	490,625
Less unamortized deferred loan costs	(918)	(1,002)
Carrying value Term A-4 facility	486,582	489,623

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premium	(6,237)	(6,441)
Carrying value 6% Senior Notes due 2030	993,763	993,559

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(3,020)	(3,249)
Carrying value 5.25% Senior Notes due 2027	496,980	496,751

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	556,200	569,075
Less unamortized deferred loan costs - Denominated in euro	(2,427)	(2,763)
Carrying value 3.625% Senior Notes due 2026	553,773	566,312

Other Notes and Obligations	125,469	90,852
	4,465,931	4,427,073
Less Current Maturities	103,075	60,703
	$4,362,856	$4,366,370

As of March 30, 2024, the Company had outstanding debt under the revolving credit facility denominated in euros of €162.0 million and outstanding debt under the Company's 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. In addition, at March 30, 2024, the Company had finance lease obligations denominated in euros of approximately €7.7 million.

As of March 30, 2024, the Company had other notes and obligations of $125.5 million that consist of various overdraft facilities of approximately $56.9 million, Brazilian notes of approximately $36.4 million, a China working capital line of credit of approximately $2.0 million and other debt of approximately $30.2 million, including U.S. finance lease obligations of approximately $4.3 million.

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

The interest rate applicable to any borrowings under the revolving credit facility equals the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or the Canadian dollar offered rate (CDOR) for Canadian dollar borrowings plus 1.50% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.50% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and term A-3 facility equals the adjusted term SOFR plus 1.625% per annum subject to certain step-ups and step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility equals the adjusted term SOFR plus 1.50% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio.

As of March 30, 2024, the Company had (i) $460.0 million outstanding under the revolver at SOFR plus a margin of 1.50% per annum for a total of 6.93016% per annum, (ii) $399.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.625% per annum for a total of 7.05516% per annum, (iii) $478.1 million outstanding under the term A-2 facility at SOFR plus a margin of 1.50% per annum for a total of 6.93016% per annum, (iv) $299.3 million outstanding under the term A-3 facility at SOFR plus a margin 1.625% per annum for a total of 7.05516% per annum, (v) $487.5 million outstanding under the term A-4 facility at SOFR plus a margin 1.50% per annum for a total of 6.93016% per annum, (vi) €152.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.50% per annum for a total of 5.32957% per annum and (vii) €10.0 million outstanding under the revolving credit facility at ESTR plus a margin of 0.25% per annum for a total of 4.158% per annum. As of March 30, 2024, the Company had revolving credit facility availability of $811.1 million, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $52.6 million and letters of credit issued of $1.4 million. The Company also had foreign bank guarantees of approximately $11.6 million and U.S. bank guarantees of approximately $10.7 million that are not part of the Company's Amended Credit Agreement at March 30, 2024.

As of March 30, 2024, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(10)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	March 30, 2024	December 30, 2023
Accrued pension liability	$20,504	$20,721
Reserve for self-insurance, litigation, environmental and tax matters	77,420	100,354
Long-term acquisition hold-backs	143,113	137,913
Long-term contingent consideration	58,652	86,495
Other	4,238	4,326
	$303,927	$349,809

(11)    Income Taxes

The Company has provided income taxes for the three month periods ended March 30, 2024 and April 1, 2023, based on its estimate of the effective tax rate for the entire 2024 and 2023 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of March 30, 2024 and April 1, 2023, the Company had $13.6 million and $18.3 million, respectively of gross unrecognized tax benefits and $1.7 million and $1.3 million, respectively of related accrued interest and penalties. The Company's gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

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

(12)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three months ended March 30, 2024 and April 1, 2023 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(6)	$—	$3	$—	$(3)	$—
Amortization of actuarial loss	349	434	(84)	(107)	265	327
Total defined benefit pension plans	343	434	(81)	(107)	262	327
Soybean meal option derivatives
Reclassified to earnings	(33)	(338)	8	86	(25)	(252)
Activity recognized in other comprehensive income/(loss)	—	76	—	(19)	—	57
Total soybean meal option derivatives	(33)	(262)	8	67	(25)	(195)
Corn option derivatives
Reclassified to earnings	—	(884)	—	225	—	(659)
Activity recognized in other comprehensive income/(loss)	—	1,030	—	(262)	—	768
Total corn option derivatives	—	146	—	(37)	—	109
Heating oil derivatives at DGD (Note 15)
Activity recognized in other comprehensive income/(loss)	(41,919)	28,432	10,186	(7,222)	(31,733)	21,210
Total heating oil derivatives	(41,919)	28,432	10,186	(7,222)	(31,733)	21,210
Interest swap derivatives
Reclassified to earnings	(17,480)	1,856	4,248	(471)	(13,232)	1,385
Activity recognized in other comprehensive income/(loss)	22,865	(891)	(5,556)	226	17,309	(665)
Total interest swap derivatives	5,385	965	(1,308)	(245)	4,077	720
Foreign exchange derivatives
Reclassified to earnings	(5,996)	(4,814)	2,046	1,637	(3,950)	(3,177)
Activity recognized in other comprehensive income/(loss)	(4,415)	13,329	1,506	(4,532)	(2,909)	8,797
Total foreign exchange derivatives	(10,411)	8,515	3,552	(2,895)	(6,859)	5,620

Foreign currency translation	(65,343)	56,859	673	(642)	(64,670)	56,217

Other comprehensive income/(loss)	$(111,978)	$95,089	$13,030	$(11,081)	$(98,948)	$84,008

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three months ended March 30, 2024 and April 1, 2023 as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$33	$338	Net sales
Foreign exchange contracts	5,996	4,814	Net sales
Corn option derivatives	—	884	Cost of sales and operating expenses
Interest swaps	17,480	(1,856)	Foreign currency gain/(loss) and interest expense
	23,509	4,180	Total before tax
	(6,302)	(1,477)	Income taxes
	17,207	2,703	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$6	$—	(a)
Amortization of actuarial loss	(349)	(434)	(a)
	(343)	(434)	Total before tax
	81	107	Income taxes
	(262)	(327)	Net of tax
Total reclassifications	$16,945	$2,376	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company's Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of March 30, 2024 as follows (in thousands):

	Three Months Ended March 30, 2024
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/ (loss) December 30, 2023, attributable to Darling, net of tax	$(231,678)	$47,730	$(14,398)	$(198,346)
Other comprehensive income/ (loss) before reclassifications	(64,670)	(17,333)	265	(81,738)
Amounts reclassified from accumulated other comprehensive income/ (loss)	—	(17,207)	(3)	(17,210)
Net current-period other comprehensive income/ (loss)	(64,670)	(34,540)	262	(98,948)
Noncontrolling interest	1,170	—	—	1,170
Accumulated Other Comprehensive income/ (loss) March 30, 2024, attributable to Darling, net of tax	$(297,518)	$13,190	$(14,136)	$(298,464)

(13)    Stockholders' Equity

Fiscal 2024 Long-Term Incentive Opportunity Awards (2024 LTIP). On December 15, 2023, the Compensation Committee (the “Committee”) of the Company's Board of Directors adopted the 2024 LTIP pursuant to which on January 3, 2024 the Company awarded certain of the Company's key employees, 162,913 restricted stock units and 244,376 performance share units (the “PSUs”) under the Company's 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company's average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company's performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2027, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase (up to 225%) depending on the Company's ROGI relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company's TSR during the performance period relative to that of the performance peer group companies.
As previously announced, the Company’s Board of Directors approved a share repurchase program in August 2017, then refreshed and increased the program on December 9, 2021 up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions, and extended the program to August 13, 2024. During the first three months of fiscal 2024, the Company did not repurchase any of its common stock under the share repurchase program. As of March 30, 2024, the Company had approximately $321.6 million remaining under the share repurchase program.

(14)    Employee Benefit Plans

Net pension cost for the three months ended March 30, 2024 and April 1, 2023 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	March 30, 2024	April 1, 2023
Service cost	$791	$675
Interest cost	1,911	1,956
Expected return on plan assets	(1,810)	(1,803)
Amortization of prior service cost	(6)	—
Amortization of actuarial loss	349	434
Net pension cost	$1,235	$1,262

Based on actuarial estimates at March 30, 2024, the Company expects to contribute approximately $4.3 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 30, 2024 and April 1, 2023 of approximately $0.6 million and $0.8 million, respectively.

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

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of March 30, 2024, the Company has an aggregate accrued liability of approximately $4.6 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At March 30, 2024, the Company had foreign exchange forward contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first quarter of fiscal 2024 and 2023, the Company's DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

Cash Flow Hedges

In the first quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At March 30, 2024 and December 30, 2023, the aggregate fair value of these interest rate swaps was approximately $10.3 million and $3.7 million, respectively. These amounts are included in other current assets, other assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income/(loss) associated with the interest rate differential between the U.S. dollar and a Euro to interest income. At March 30, 2024 and December 30, 2023, the aggregate fair value of these cross currency swaps was approximately $0.8 million and $10.8 million, respectively. These amounts are included in other current assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023 and fiscal 2024, the Company entered into foreign exchange forward contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2025. At March 30, 2024 and December 30, 2023, the aggregate fair value of these foreign exchange contracts was approximately $8.9 million and $15.9 million, respectively. These amounts are included in other current assets, accrued expenses, other assets and other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn option contracts, soybean meal forward contracts and heating oil swap and option contracts from time to time. There were not any open designated corn option contracts. soybean meal forward and heating oil swap and option contracts by the Company at March 30, 2024 and December 30, 2023, respectively.

As of March 30, 2024, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	345,202	Euro	62,696
Brazilian real	1,615,098	U.S. dollar	304,735
Euro	34,510	U.S. dollar	37,447
Euro	51,302	Polish zloty	221,590
Euro	11,296	Japanese yen	1,837,215
Euro	25,700	Chinese renminbi	201,373
Euro	18,901	Australian dollar	31,530
Euro	3,089	British pound	2,652
Polish zloty	2,086	U.S. dollar	524
Polish zloty	32,489	Euro	7,534
British pound	136	Euro	158
British pound	532	U.S. dollar	671
Japanese yen	197,504	U.S. dollar	1,320
U.S. dollar	232	Japanese yen	35,000
U.S. dollar	562,340	Euro	519,182
Australian dollar	317	U.S. dollar	207

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at March 30, 2024 into earnings over the next 12 months for all cash flow hedges will be approximately $14.6 million. As of March 30, 2024, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company's consolidated statements of operations for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	March 30, 2024	April 1, 2023

Foreign exchange	Foreign currency loss/(gain)	$(656)	$800
Foreign exchange	Net sales	484	(671)
Foreign exchange	Cost of sales and operating expenses	(192)	(17)
Foreign exchange	Selling, general and administrative expenses	1,481	(1,385)
Corn options and futures	Net sales	308	271
Corn options and futures	Cost of sales and operating expenses	(368)	(417)
Heating Oil swaps and options	Selling, general and administrative expenses	—	49
Soybean meal	Net sales	—	(217)
Total		$1,057	$(1,587)

At March 30, 2024, the Company had forward purchase agreements in place for purchases of approximately $188.1 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of March 30, 2024 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at March 30, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$21,668	$—	$21,668	$—
Total Assets	$21,668	$—	$21,668	$—

Liabilities
Derivative liabilities	$4,685	$—	$4,685	$—
Contingent consideration	58,652	—	—	58,652
6% Senior notes	988,000	—	988,000	—
5.25% Senior notes	491,250	—	491,250	—
3.625% Senior notes	547,023	—	547,023	—
Term loan A-1	397,005	—	397,005	—
Term loan A-2	475,734	—	475,734	—
Term loan A-3	297,754	—	297,754	—
Term loan A-4	485,063	—	485,063	—
Revolver debt	628,610	—	628,610	—
Total Liabilities	$4,373,776	$—	$4,315,124	$58,652

		Fair Value Measurements at December 30, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$29,000	$—	$29,000	$—
Total Assets	$29,000	$—	$29,000	$—

Liabilities
Derivative liabilities	$19,997	$—	$19,997	$—
Contingent consideration	86,495	—	—	86,495
6% Senior notes	1,000,000	—	1,000,000	—
5.25% Senior notes	493,100	—	493,100	—
3.625% Senior notes	560,994	—	560,994	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	478,844	—	478,844	—
Term loan A-3	298,500	—	298,500	—
Term loan A-4	488,172	—	488,172	—
Revolver debt	604,766	—	604,766	—
Total Liabilities	$4,428,868	$—	$4,342,373	$86,495

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

The carrying amount of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments and as such have been excluded from the table above.

The fair value of the senior notes, term loan A-1, term loan A-2, term loan A-3, term loan A-4 and revolver debt is based on market quotation from third-party banks. The carrying amount of the Company's other debt is not deemed to be significantly different from the fair value and all other instruments have been recorded at fair value.

The fair value measurement of contingent consideration liability uses significant unobservable inputs (level 3). We estimated the fair value of the FASA contingent consideration using a Monte Carlo simulation methodology from a third-party that includes simulating the forecasted net income or earnings plus interest expense, taxes, depreciation and amortization (“EBITDA”) using a Geometric Brownian Motion in a risk-neutral framework. The assumptions used in the FASA contingent consideration analysis as of March 30, 2024 included the EBITDA forecast through the remaining term of the contingent consideration, an EBITDA discount rate, an EBITDA volatility, credit spread, risk-free rate and exchange rate. Significant increases and decreases in these inputs could result in a significantly lower or higher fair value measurement of the FASA contingent consideration. The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 30, 2023	$86,495
Total included in earnings during period	(25,249)
Exchange rate changes	(2,594)
Balance as of March 30, 2024	$58,652

(17)    Restructuring and Asset Impairment Charges

In December 2022, the Company's management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts plant in 2023. In addition to charges incurred in fiscal 2022, the Company incurred additional restructuring charges in the first three months of fiscal 2023 in the Food Segment for employee termination costs of approximately $4.4 million. In addition, the Company incurred approximately $0.1 million of employee termination costs in the first three months of fiscal 2023 in the Feed Segment related to closing down of a processing location in Europe and transferring the material to another processing location in Europe.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental, litigation and tax contingencies. At March 30, 2024 and December 30, 2023, the reserves for insurance, regulatory, governmental, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $97.1 million and $95.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $36.0 million as of March 30, 2024 and December 30, 2023, related to the insurance contingencies. The Company's management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company's financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 30, 2024
Net Sales	$889,848	$391,282	$139,169	$—	$1,420,299
Cost of sales and operating expenses	705,769	298,145	112,752	—	1,116,666
Gross Margin	184,079	93,137	26,417	—	303,633

Loss/(gain) on sale of assets	132	(294)	(412)	—	(574)
Selling, general and administrative expenses	77,138	31,744	8,745	21,516	139,143
Acquisition and integration costs	—	—	—	4,054	4,054
Change in fair value of contingent consideration	(25,249)	—	—	—	(25,249)
Depreciation and amortization	87,569	28,868	8,667	2,405	127,509
Equity in net income of Diamond Green Diesel	—	—	78,419	—	78,419
Segment operating income/(loss)	44,489	32,819	87,836	(27,975)	137,169

Equity in net income of other unconsolidated subsidiaries	2,310	—	—	—	2,310
Segment income/(loss)	46,799	32,819	87,836	(27,975)	139,479

Total other expense					(53,984)
Income before income taxes					$85,495

Segment assets at March 30, 2024	$4,552,622	$2,490,351	$2,679,811	$1,219,985	$10,942,769

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 1, 2023
Net Sales	$1,237,494	$396,392	$157,286	$—	$1,791,172
Cost of sales and operating expenses	950,072	290,115	126,786	—	1,366,973
Gross Margin	287,422	106,277	30,500	—	424,199

Loss/(gain) on sale of assets	(342)	(21)	36	—	(327)
Selling, general and administrative expenses	74,691	33,122	6,192	21,461	135,466
Restructuring and asset impairment charges	92	4,432	—	—	4,524
Acquisition and integration costs	—	—	—	7,022	7,022
Depreciation and amortization	90,320	14,473	8,393	2,820	116,006
Equity in net income of Diamond Green Diesel	—	—	94,337	—	94,337
Segment operating income/(loss)	122,661	54,271	110,216	(31,303)	255,845

Equity in net income of other unconsolidated subsidiaries	120	—	—	—	120
Segment income/(loss)	122,781	54,271	110,216	(31,303)	255,965

Total other expense					(39,136)
Income before income taxes					$216,829

Segment assets at December 30, 2023	$4,702,593	$2,646,702	$2,589,145	$1,122,644	$11,061,084

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

	Three Months Ended March 30, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$691,846	$107,064	$—	$798,910
Europe	100,793	169,453	139,169	409,415
China	4,778	61,469	—	66,247
South America	88,845	40,273	—	129,118
Other	3,586	13,023	—	16,609
Net sales	$889,848	$391,282	$139,169	$1,420,299

Major product types
Fats	$311,247	$38,290	$—	$349,537
Used cooking oil	75,800	—	—	75,800
Proteins	367,600	—	—	367,600
Bakery	44,900	—	—	44,900
Other rendering	76,701	—	—	76,701
Food ingredients	—	331,031	—	331,031
Bioenergy	—	—	139,169	139,169
Other	13,600	21,961	—	35,561
Net sales	$889,848	$391,282	$139,169	$1,420,299

	Three Months Ended April 1, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,025,757	$99,351	$—	$1,125,108
Europe	110,252	190,273	157,286	457,811
China	5,343	77,371	—	82,714
South America	93,539	10,784	—	104,323
Other	2,603	18,613	—	21,216
Net sales	$1,237,494	$396,392	$157,286	$1,791,172

Major product types
Fats	$490,318	$44,988	$—	$535,306
Used cooking oil	137,693	—	—	137,693
Proteins	447,147	—	—	447,147
Bakery	74,933	—	—	74,933
Other rendering	69,814	—	—	69,814
Food ingredients	—	319,141	—	319,141
Bioenergy	—	—	157,286	157,286
Other	17,589	32,263	—	49,852
Net sales	$1,237,494	$396,392	$157,286	$1,791,172

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2024 under these long-term supply contracts was approximately $39.8 million, with the remaining performance obligations to be recognized in future periods (generally four years) of approximately $759.3 million.

(21)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended March 30, 2024 and April 1, 2023, the Company recorded sales to the DGD Joint Venture of approximately

$246.7 million and $338.6 million, respectively. At March 30, 2024 and December 30, 2023, the Company had zero and $172.3 million in outstanding receivables due from the DGD Joint Venture, respectively. At March 30, 2024 and December 30, 2023, the Company had $0.7 million and zero in deferred revenue with the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $62.1 million and $63.4 million of additional sales for the three months ended March 30, 2024 and April 1, 2023, respectively to defer the Company's portion of profit of approximately $10.0 million and $15.6 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at March 30, 2024 and April 1, 2023, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million, with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company's full $25.0 million commitment, which was repaid in fiscal 2023. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company's full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the three months ended March 30, 2024 and April 1, 2023 of approximately $1.6 million and $0.4 million, respectively. As of March 30, 2024 and December 30, 2023, zero was owed to Darling Green under the 2023 DGD Loan Agreement and the 2019 DGD Loan Agreement, respectively. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

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

(22)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(16,919)	$(7,086)
Cash paid during the period for:
Interest, net of capitalized interest	$34,503	$21,347
Income taxes, net of refunds	$33,125	$38,960
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$20,160	$24,332
Non-cash financing activities
Debt issued for assets	$(2,214)	$(47)

(23)    New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and disclosure of income taxes paid both in U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information to be provided in the footnote disclosure.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information to be provided in the footnote disclosure.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 28, 2024 and in the Company's other public filings with the SEC.

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

The Fuel Ingredients operating segment includes the Company's global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company's Consolidated Financial Statements for the period ended March 30, 2024 included herein, (ii) the conversion of organic sludge and food waste into biogas in

Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflicts in Ukraine and the Middle East and their impacts on volatility in energy and other commodity prices, inflation, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed with the SEC on February 28, 2024.

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

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended December 30, 2023, as filed with the SEC on February 28, 2024.

Operating Performance Indicators

    The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency translation, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in commodity prices and energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company, forward-looking financial or operational estimates are not provided. The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 30, 2023.

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

Results of Operations

Three Months Ended March 30, 2024 Compared to Three Months Ended April 1, 2023

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen Index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. Included on the Jacobsen are reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feather meal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company's bakery by-product (“BBP”), as well as a range of other branded and value-added products, which are products of the Company's Feed Ingredients segment. In the United States and South America, the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because it provides a daily indication of the Company's U.S. and Brazilian revenue performance against business plan benchmarks. In Europe and South America, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company's finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company's finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company's commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company's prices generally move in concert with reported Jacobsen and Reuters prices, the Company's actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company's finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company's premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the first quarter of fiscal 2024, the Company's actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2024, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2023 are as follows:

	Avg. Price 1st Quarter 2024	Avg. Price 1st Quarter 2023	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 292.91/ton	$ 435.85/ton	$ (142.94)/ton	(32.8)%
Feed Grade PM (Mid-South)	$ 407.17/ton	$ 406.94/ton	$ 0.23/ton	0.1%
Pet Food PM (Mid-South)	$ 737.17/ton	$ 743.75/ton	$ (6.58)/ton	(0.9)%
Feather meal (Mid-South)	$ 514.96/ton	$ 596.73/ton	$ (81.77)/ton	(13.7)%
BFT (Chicago)	$ 43.25/cwt	$ 61.39/cwt	$ (18.14)/cwt	(29.5)%
YG (Illinois)	$ 31.71/cwt	$ 51.10/cwt	$ (19.39)/cwt	(37.9)%
Corn (Illinois)	$ 4.42/bushel	$ 6.84/bushel	$ (2.42)/bushel	(35.4)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 999.00/MT	$ 993.00/MT	$ 6.00/MT	0.6%
Soy meal (CIF Rotterdam)	$ 464.00/MT	$ 595.00/MT	$ (131.00)/MT	(22.0)%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2024, compared to average Jacobsen and Reuters prices for the fourth quarter of fiscal 2023.

	Avg. Price 1st Quarter 2024	Avg. Price 4th Quarter 2023	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 292.91/ton	$ 372.44/ton	$ (79.53)/ton	(21.4)%
Feed Grade PM (Mid-South)	$ 407.17/ton	$ 446.37/ton	$ (39.20)/ton	(8.8)%
Pet Food PM (Mid-South)	$ 737.17/ton	$ 689.80/ton	$ 47.37/ton	6.9%
Feather meal (Mid-South)	$ 514.96/ton	$ 558.10/ton	$ (43.14)/ton	(7.7)%
BFT (Chicago)	$ 43.25/cwt	$ 54.54/cwt	$ (11.29)/cwt	(20.7)%
YG (Illinois)	$ 31.71/cwt	$ 40.69/cwt	$ (8.98)/cwt	(22.1)%
Corn (Illinois)	$ 4.42/bushel	$ 4.80/bushel	$ (0.38)/bushel	(7.9)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 999.00/MT	$ 928.00/MT	$ 71.00/MT	7.7%
Soy meal (CIF Rotterdam)	$ 464.00/MT	$ 541.00/MT	$ (77.00)/MT	(14.2)%

Segment Results

Segment operating income for the three months ended March 30, 2024 was $137.2 million, which reflects a decrease of $(118.6) million or (46.4)% as compared to the three months ended April 1, 2023.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 30, 2024
Net Sales	$889,848	$391,282	$139,169	$—	$1,420,299
Cost of sales and operating expenses	705,769	298,145	112,752	—	1,116,666
Gross Margin	184,079	93,137	26,417	—	303,633

Gross Margin %	20.7%	23.8%	19.0%	—%	21.4%

Loss/(gain) on sale of assets	132	(294)	(412)	—	(574)
Selling, general and administrative expenses	77,138	31,744	8,745	21,516	139,143
Acquisition and integration costs	—	—	—	4,054	4,054
Change in fair value of contingent consideration	(25,249)	—	—	—	(25,249)
Depreciation and amortization	87,569	28,868	8,667	2,405	127,509
Equity in net income of Diamond Green Diesel	—	—	78,419	—	78,419
Segment operating income/(loss)	44,489	32,819	87,836	(27,975)	137,169

Equity in net income of other unconsolidated subsidiaries	2,310	—	—	—	2,310
Segment income/(loss)	46,799	32,819	87,836	(27,975)	139,479

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 1, 2023
Net Sales	$1,237,494	$396,392	$157,286	$—	$1,791,172
Cost of sales and operating expenses	950,072	290,115	126,786	—	1,366,973
Gross Margin	287,422	106,277	30,500	—	424,199

Gross Margin %	23.2%	26.8%	19.4%	—%	23.7%

Loss/(gain) on sale of assets	(342)	(21)	36	—	(327)
Selling, general and administrative expenses	74,691	33,122	6,192	21,461	135,466
Restructuring and asset impairment charges	92	4,432	—	—	4,524
Acquisition and integration costs	—	—	—	7,022	7,022
Depreciation and amortization	90,320	14,473	8,393	2,820	116,006
Equity in net income of Diamond Green Diesel	—	—	94,337	—	94,337
Segment operating income/(loss)	122,661	54,271	110,216	(31,303)	255,845

Equity in net income of other unconsolidated subsidiaries	120	—	—	—	120
Segment income/(loss)	122,781	54,271	110,216	(31,303)	255,965

Feed Ingredients Segment

Raw material volume. In the three months ended March 30, 2024, the raw material processed by the Company's Feed Ingredients segment totaled approximately 3.1 million metric tons. Compared to the three months ended April 1, 2023, overall raw material volume processed in the Feed Ingredients segment decreased 1.9%.

Sales. The decrease in net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended April 1, 2023	$490.3	$447.2	$69.8	$1,007.3	$137.7	$74.9	$17.6	$1,237.5
Decrease in sales volumes	(16.4)	(4.6)	—	(21.0)	(2.0)	(6.2)	—	(29.2)
Decrease in finished product prices	(163.6)	(76.5)	—	(240.1)	(59.9)	(23.8)	—	(323.8)
Increase due to currency exchange rates	0.9	1.5	0.3	2.7	—	—	—	2.7
Other change	—	—	6.6	6.6	—	—	(4.0)	2.6
Total change	(179.1)	(79.6)	6.9	(251.8)	(61.9)	(30.0)	(4.0)	(347.7)
Net sales three months ended March 30, 2024	$311.2	$367.6	$76.7	$755.5	$75.8	$44.9	$13.6	$889.8

Margins. In the Feed Ingredients segment for the three months ended March 30, 2024, the gross margin percentage decreased to 20.7% as compared to 23.2% for the comparable period of fiscal 2023. The decrease in margin was primarily due to lower overall finished product prices as compared to fiscal 2023.

Segment operating income. Feed Ingredients operating income for the three months ended March 30, 2024 was $44.5 million, a decrease of $(78.2) million or (63.7)% as compared to the three months ended April 1, 2023. The decrease was primarily due to lower overall finished product prices and lower sales volumes that were partially offset by a gain from the reduction of the recorded FASA contingent consideration liability as compared to fiscal 2023.

Food Ingredients Segment

Raw material volume. In the three months ended March 30, 2024, the raw material processed by the Company's Food Ingredients segment totaled approximately 300,000 metric tons. Compared to the three months ended April 1, 2023, overall raw material volume processed in the Food Ingredients segment increased approximately 13.6%. The increase was primarily due to the Gelnex Acquisition.

Sales. Net sales decreased in the Food Ingredients segment primarily due to a decrease in collagen and fat prices that more than offset the net sales contribution from the Gelnex Acquisition.

Margins. In the Food Ingredients segment for the three months ended March 30, 2024, the gross margin percentage decreased to 23.8% as compared to 26.8% for the comparable period of fiscal 2023. The decrease was primarily due to lower prices in collagen and fat markets and the impact of an out of period inventory adjustment as compared to fiscal 2023.

Segment operating income. Food Ingredients operating income was $32.8 million for the three months ended March 30, 2024, a decrease of $(21.5) million or (39.6)% as compared to the three months ended April 1, 2023. The decrease was primarily due to lower prices in collagen and fat markets, the impact of an out of period inventory adjustment and an increase in depreciation and amortization as compared to fiscal 2023.

Fuel Ingredients Segment

Raw material volume. In the three months ended March 30, 2024, the raw material processed by the Company's Fuel Ingredients segment totaled approximately 357,000 metric tons. Compared to the three months ended April 1, 2023, overall raw material volume processed in the Fuel Ingredients segment increased approximately 2.0%.

Sales. In Europe, net sales decreased in the Fuel Ingredients segment primarily due to lower sales prices and sales volumes.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for the three months ended March 30, 2024, the gross margin percentage decreased to 19.0% as compared to 19.4% for the comparable period of fiscal 2023. The decrease was primarily due to the impact of lower sales prices as compared to fiscal 2023.

Segment operating income. The Company's Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended March 30, 2024 was $87.8 million, a decrease of $(22.4) million or (20.3)% as compared to the same period in fiscal 2023. The decrease in earnings is primarily due to decreases in diesel fuel prices, a decrease in renewable identification number (RIN) prices, lower values for LCFS credits and the recording of a lower-of cost-or-market reserve by the DGD Joint Venture related to lower feedstock prices, which more than offset an increase in volumes sold.

Foreign Currency Exchange

    During the first quarter of fiscal 2024, overall the euro and Brazilian real strengthened while the Canadian dollar remained unchanged against the U.S. dollar as compared to the same period in fiscal 2023. Using actual results for the three months ended March 30, 2024 and using the prior year's average currency rate for the three months ended April 1, 2023, foreign currency translation would result in a decrease in operating income of approximately $1.2 million. The average rates for the three months ended March 30, 2024 were €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rates for the three months ended April 1, 2023 of €1.00:$1.07, R$1.00:$0.19 and C$1.00:$0.74, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $21.5 million during the three months ended March 30, 2024 and April 1, 2023, respectively.

Acquisition and Integration costs. Acquisition and integration costs were approximately $4.1 million during the three months ended March 30, 2024 as compared to $7.0 million for the same period in fiscal 2023. These costs primarily relate to the Gelnex Acquisition and the Miropasz Acquisition for the three months ended March 30, 2024 and primarily related to the Gelnex Acquisition and the FASA Acquisition for the three months ended April 1, 2023.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $2.4 million for the three months ended March 30, 2024 as compared to $2.8 million for the three months ended April 1, 2023. The decrease is due to certain assets becoming fully depreciated.

Interest Expense. Interest expense was $62.9 million during the three months ended March 30, 2024, compared to $50.3 million during the three months ended April 1, 2023, an increase of $12.6 million. The increase in interest expense was primarily due to the fact that the Term A-3 and Term A-4 debt borrowed to finance the Gelnex Acquisition were outstanding for the whole quarter in fiscal 2024, an increase in revolver borrowings and an increase in interest rates as compared to the same period in fiscal 2023.

Foreign Currency Gain.  Foreign currency gains were $0.2 million for the three months ended March 30, 2024 as compared to foreign currency gains of $5.0 million for the three months ended April 1, 2023. The decrease in currency gains is due primarily to a decrease in gains on the revaluation of an intercompany note as compared to the same period of fiscal 2023.

Other Income, net. Other income was $8.7 million in the three months ended March 30, 2024, compared to other income of $6.2 million for the three months ended April 1, 2023. The increase in other income was primarily due to an increase in interest income and an increase in casualty gains that was partially offset by other non-operating expenses as compared to the same period in fiscal 2023.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company's pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $3.9 million for the three months ended March 30, 2024, compared to income tax expense of $27.0 million recorded in the three months ended April 1, 2023, a decrease of $23.1 million, which was primarily due to decreased pre-tax earnings of the Company and the relative impact of biofuel tax incentives for the three months ended March 30, 2024. The effective tax rates for the three months ended March 30, 2024 and April 1, 2023 were 4.6% and 12.4%, respectively. The effective tax rate for the three months ended March 30, 2024 differed from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), certain taxable income inclusion items in the U.S. based on foreign earnings and biofuel tax incentives. The effective tax rate for the three months ended April 1, 2023 differed from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and biofuel tax incentives. The Company's effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 25.4% for the three months ended March 30, 2024, compared to 25.6% for the three months ended April 1, 2023.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring and asset impairment charges, acquisition and integration costs, change in fair value of contingent consideration, interest expense, income tax expense, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiaries. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes and certain non-cash and other items that may vary for different companies for reasons unrelated to overall operating performance.

Pro forma Adjusted EBITDA to Foreign Currency is not a recognized accounting measurement under GAAP. The Company evaluates the impact of foreign currency on its adjusted EBITDA. DGD Joint Venture Adjusted EBITDA (Darling's share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP).

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at March 30, 2024.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income/(loss) plus depreciation and amortization.

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

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Quarter 2024 as compared to First Quarter 2023

	Three Months Ended
(dollars in thousands)	March 30, 2024	April 1, 2023
Net income attributable to Darling	$81,157	$185,801
Depreciation and amortization	127,509	116,006
Interest expense	62,876	50,299
Income tax expense	3,907	26,974
Restructuring and asset impairment charges	—	4,524
Acquisition and integration costs	4,054	7,022
Change in fair value of contingent consideration	(25,249)	—
Foreign currency gain	(236)	(5,004)
Other income, net	(8,656)	(6,159)
Equity in net income of Diamond Green Diesel	(78,419)	(94,337)
Equity in net income of other unconsolidated subsidiaries	(2,310)	(120)
Net income attributable to non-controlling interests	431	4,054
Darling's Adjusted EBITDA	$165,064	$289,060

Foreign currency exchange impact (1)	(1,240)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$163,824	$289,060

DGD Joint Venture Adjusted EBITDA (Darling's Share)	$115,061	$129,323

Darling plus Darling's share of DGD Joint Venture Adjusted EBITDA	$280,125	$418,383

(1) The average rates for the three months ended March 30, 2024 were €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rates for the three months ended April 1, 2023 of €1.00:$1.07, R$1.00:$0.19 and C$1.00:$0.74, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at March 30, 2024. On March 30, 2024, debt outstanding under the Company's Amended Credit Agreement, the Company's 6% Notes, the Company's 5.25% Notes and the Company's 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premium	(6,237)
Carrying value of 6% Notes due 2030	$993,763

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(3,020)
Carrying value of 5.25% Notes due 2027	$496,980

3.625 % Notes due 2026 - Denominated in euros	$556,200
Less unamortized deferred loan costs	(2,427)
Carrying value of 3.625% Notes due 2026	$553,773

Amended Credit Agreement:
Term A-1 facility	$399,000
Less unamortized deferred loan costs	(501)
Carrying value of Term A-1 facility	$398,499

Term A-2 facility	$478,125
Less unamortized deferred loan costs	(705)
Carrying value of Term A-2 facility	$477,420

Term A-3 facility	$299,250
Less unamortized deferred loan costs	(765)
Carrying value of Term A-3 facility	$298,485

Term A-4 facility	$487,500
Less unamortized deferred loan costs	(918)
Carrying value of Term A-4 facility	$486,582

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	52,556
Borrowings outstanding	634,960
Letters of credit issued	1,368
Availability	$811,116

Other Debt	$125,469

During the first three months of fiscal 2024, the U.S. dollar increased as compared to the euro at December 30, 2023. Using the euro based debt outstanding at March 30, 2024 and comparing the closing balance sheet rate at March 30, 2024 to the balance sheet rate at December 30, 2023, the U.S. dollar debt balances of euro based debt decreased by approximately $17.1 million at March 30, 2024. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at March 30, 2024 of €1.00:$1.080 as compared to the closing balance sheet rate at December 30, 2023 of €1.00:$1.105.

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

•As of March 30, 2024, the Company had availability of $811.1 million under the revolving credit facility, taking into account that the Company had $635.0 million in outstanding borrowings, $52.6 million in ancillary facilities and letters of credit issued of $1.4 million.

•As of March 30, 2024, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has repaid $1.0 million, which when repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of March 30, 2024, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $21.9 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of March 30, 2024, the Company has borrowed all $300.0 million under the terms of the term A-3 facility and has repaid $0.8 million, which when repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of March 30, 2024, the Company has borrowed all $500.0 million under the terms of the term A-4 facility and has repaid $12.5 million, which when repaid by the Company cannot be reborrowed. The Term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or June 30, 2023 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of March 30, 2024, the Company has repaid all $525.0 million it had borrowed under the terms of the term B facility, none of which can be reborrowed.

•The interest rate applicable to any borrowings under the revolving credit facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings or the Canadian dollar offered rate (CDOR) for Canadian dollar borrowings plus 1.50%

per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.50% per annum subject to certain step-ups or step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and the term A-3 facility will equal the adjusted term SOFR plus 1.625% per annum subject to certain step-ups and step-downs based on the Company's total leverage ratio. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.50% per annum subject to certain step-ups and step-downs based on the Company's total leverage ratio.

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

Other debt consists of U.S., Canadian, European and Chinese overdraft ancillary facilities, U.S., European and Brazilian finance lease obligations and U.S., Brazilian, Chinese and European notes arrangements that are not part of the Company's Amended Credit Agreement, 6% Notes, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s March 30, 2024 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company's borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company's direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company's subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company's consolidated indebtedness in such a way as to maximize the Company's ability to move cash from the Company's subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company's lenders as a Guarantor. Nevertheless, applicable laws under which the Company's direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company's access to profits from the Company's subsidiaries or otherwise negatively impact the Company's financial condition and therefore reduce the Company's ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company's ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023 as filed with the SEC on February 28, 2024.

As of March 30, 2024, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On March 30, 2024, the Company had working capital of $652.0 million and its working capital ratio was 1.67 to 1 compared to working capital of $857.5 million and a working capital ratio of 1.86 to 1 on December 30, 2023.  As of March 30, 2024, the Company had unrestricted cash of $145.5 million and funds available under the revolving credit facility of $811.1 million, compared to unrestricted cash of $126.5 million and funds available under the revolving credit facility of $832.5 million at December 30, 2023. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $263.9 million for the first three months ended March 30, 2024, as compared to net cash provided by operating activities of $188.4 million for the first three months ended April 1, 2023, an increase of $75.5 million due primarily to an increase in cash from changes in operating assets and liabilities that more than offset a decrease in net income. Cash used in investing activities was $291.0 million for the first three months ended March 30, 2024, compared to $1,256.8 million for the first three months ended April 1, 2023, a decrease in cash used in investing activities of $965.8 million, primarily due to a decrease in payments for acquisitions.  Net cash provided by financing activities was $48.8 million for the first three months ended March 30, 2024, compared to $1,172.8 million for the first three months ended April 1, 2023, a decrease in net cash provided by financing activities of $1,124.0 million, primarily due to a decrease in debt borrowings utilized to finance acquisitions in the first three months ended March 30, 2024 compared to the first three months ended April 1, 2023.

Capital expenditures of $93.8 million were made during the first three months of fiscal 2024, compared to $111.3 million in the first three months of fiscal 2023. The Company expects to incur additional capital expenditures of approximately $306 million for the remainder of fiscal 2024 including compliance and expansion projects and spending related to acquired companies. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $9.7 million and $9.4 million during the first three months ended March 30, 2024 and April 1, 2023, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first three months of fiscal 2024, the Company has an accrued balance of approximately $17.1 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at March 30, 2024.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self-insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.8 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first three months ended March 30, 2024 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first three months ended March 30, 2024 of approximately $0.5 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the Russia-Ukraine war and the Israeli-Palestinian conflict, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company's contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions among the contributors to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of March 30, 2024, the Company has an aggregate accrued liability of approximately $4.6 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The DGD Joint Venture currently operates two renewable diesel plants, one located adjacent to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD St. Charles Plant”) and one located adjacent to Valero’s Port Arthur Refinery in Port Arthur, Texas (the “DGD Port Arthur Plant” and, together with the DGD St. Charles Plant, the “DGD Facilities”). The DGD Joint Venture currently operates the DGD Facilities, with a combined renewable diesel production capacity of approximately 1.2 billion gallons per year. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Facilities using an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group, to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons. The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. Additionally, in November 2022, the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. Furthermore, in January 2023, the DGD Joint Venture partners approved a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to sustainable aviation fuel (SAF). Work on the project is underway, with completion expected in the fourth quarter of 2024 at a total estimated cost of approximately $315 million, which is expected to be primarily funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fund the remaining project costs, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.
On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million, with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company's full $25.0 million commitment, which was repaid in fiscal 2023. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company's full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the three months ended March 30, 2024 and April 1, 2023 of approximately $1.6 million and $0.4 million, respectively. As of March 30, 2024 and December 30, 2023, zero was owed to Darling Green under the 2023 DGD Loan Agreement and the 2019 DGD Loan Agreement, respectively. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of March 30, 2024, the DGD Joint Venture has borrowings outstanding of $100.0 million under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St Charles Plant, and each partner has subsequently made $618.8 million in additional capital contributions to the DGD Joint Venture. As of March 30, 2024, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,307.5 million included on the consolidated balance sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2023, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Joint Venture as feedstock for renewable diesel. In 2023, DGD was Darling’s largest finished product customer in terms of net sales, with Darling recording sales of approximately $1.3 billion to DGD or 20% of total net sales.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the Russia-Ukraine war and the Israeli-Palestinian conflict and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2024 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, no decision has been made as to non-ordinary course material cash usages; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture SAF project or potential investments in additional renewable diesel or SAF projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, as well as suitable cash conservation to withstand adverse commodity cycles. The Company's Board of Directors has approved a share repurchase program of up to an aggregate of $500.0 million of the Company's Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2024, unless further extended or shortened by the Board of Directors. During the first three months of fiscal 2024, the Company did not repurchase any of its common stock under the share repurchase program. As of March 30, 2024, the Company had approximately $321.6 million remaining in its share repurchase program.

Each of the factors described above has the potential to adversely impact the Company's liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for the principal products that the Company sells are typically influenced by sales prices for agricultural-based alternative ingredients, the prices of which are based on established commodity markets and are subject to volatile changes, and sales prices for the principal products that DGD sells are typically influenced by the demand and pricing of renewable diesel, which is dependent on governmental energy polices and programs and impacted by the value of RIN's and LCFS credits stemming from such governmental energy policies and programs. Any decline in these prices has the potential to adversely impact the Company's liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulation (including, without limitation, China), changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company's liquidity. A decline in commodities prices, adverse changes to governmental energy policies and programs, a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $340.0 million of commodity products consisting of approximately $117.7 million of finished products, approximately $188.1 million of natural gas and diesel fuel and approximately $34.2 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at March 30, 2024.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2024 and through fiscal 2028, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company's Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company's Amended Credit Agreement at March 30, 2024 (in thousands):

Other commercial commitments:
Standby letters of credit	$1,368
Standby letters of credit (ancillary facility)	30,177
Foreign and domestic bank guarantees	22,318
Total other commercial commitments:	$53,863

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 28, 2024.

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

In addition to those factors discussed elsewhere in this report and in the Company's other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company’s direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company’s indebtedness or other purposes; reduced demands or prices for biofuels, biogases or renewable electricity; global demands for grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand, reduced volume due to government regulations affecting animal production or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat, used cooking oil, protein or collagen (including, without limitation, collagen peptides and gelatin) finished product prices; changes to government policies around the world relating to renewable fuels and GHG emissions that adversely affect prices, margins or markets (including for the DGD Joint Venture), including programs like the U.S. government's renewable fuel standard, low carbon fuel standards LCFS and tax credits for biofuels both in the United States and abroad or loss or diminishment of tax credits due to failure to satisfy any eligibility requirements, including, without limitation, in relation to the blender tax credit or CFPC; climate related adverse results, including with respect to the Company’s climate goals, targets or commitments; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives or products which do not meet specifications, contract requirements or regulatory standards; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), SARS, BSE, PED or other diseases associated with animal origin in the United States or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions, a decline in margins on the products produced by the DGD Joint Venture and issues relating to the announced SAF upgrade project; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; tax changes, such as the introduction of a global minimum tax; difficulties or a significant disruption (including, without limitation, due to cyber-attack) in the Company’s information systems, networks or the confidentiality, availability or integrity of our data or failure to implement new systems and software successfully; risks relating to possible third-party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war and the Israeli-Palestinian conflict and other associated or emerging conflicts in the Middle East; uncertainty regarding the exit of the U.K. from the European Union; and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company’s results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company’s announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company's natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At March 30, 2024, the Company had foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first and second quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-Month SOFR rate, which excludes margin. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At March 30, 2024 and December 30, 2023, the aggregate fair value of these interest rate swaps was approximately $10.3 million and $3.7 million, respectively. These amounts are included in other current assets, other assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% fixed rate while receiving a weighted average fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income (loss) associated with the interest rate differential between the U.S. dollar and a Euro denominated intercompany loan to interest income. At March 30, 2024 and December 30, 2023, the aggregate fair value of these cross currency swaps was approximately $0.8 million and $10.8 million, respectively. These amounts are included in other current assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023 and the first quarter of fiscal 2024, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2025. As of March 30, 2024 and December 30, 2023, the aggregate fair value of these foreign exchange contracts was approximately $8.9 million and $15.9 million, respectively. As of March 30, 2024, approximately $10.1 million is included in other current assets, approximately $0.8 million is included in accrued expenses and approximately $0.4 million is included in other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. As of December 30, 2023, approximately $15.9 million is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn option contracts, soybean meal forward contracts and heating oil swap and option contracts from time to time. There are not any open designated corn option contracts. soybean meal forward and heating oil swap and option contracts by the Company at March 30, 2024 and December 30, 2023, respectively.

As of March 30, 2024, the Company had the following outstanding forward contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	345,202	Euro	62,696	5.39 - 5.69	$69,102
Brazilian real	1,615,098	U.S. dollar	304,735	4.88 - 6.09	304,735
Euro	34,510	U.S. dollar	37,447	1.08 - 1.10	37,447
Euro	51,302	Polish zloty	221,590	4.30 - 4.33	55,406
Euro	11,296	Japanese yen	1,837,215	159.28 - 163.40	12,200
Euro	25,700	Chinese renminbi	201,373	7.82 - 7.85	27,756
Euro	18,901	Australian dollar	31,530	1.66 - 1.67	20,413
Euro	3,089	British pound	2,652	0.86	3,337
Polish zloty	2,086	U.S. dollar	524	3.98	524
Polish zloty	32,489	Euro	7,534	4.31 - 4.32	8,158
British pound	136	Euro	158	0.86	171
British pound	532	U.S. dollar	671	0.79	671
Japanese yen	197,504	U.S. dollar	1,320	147.23 - 150.69	1,320
U.S. dollar	232	Japanese yen	35,000	150.73	232
U.S. dollar	562,340	Euro	519,182	1.08	562,340
Australian dollar	317	U.S. dollar	207	1.53	207
					$1,104,019

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $2.6 million and are included in other current assets and accrued expenses at March 30, 2024.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at March 30, 2024. These contracts have an aggregate fair value of approximately $0.4 million and are included in other current assets and accrued expenses at March 30, 2024.

As of March 30, 2024, the Company had forward purchase agreements in place for purchases of approximately $188.1 million of natural gas and diesel fuel and approximately $34.2 million of other commitments during the next five years. As of March 30, 2024, the Company had forward purchase agreements in place for purchases of approximately $117.7 million of finished product during the next five years.

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

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting other than internal controls being implemented at Gelnex and Miropasz.

During the first quarter of 2024, the Company acquired Miropasz. The Company is currently in the process of integrating this acquisition pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of the ongoing integration activities, and as a result, certain controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout the integration process. The Miropasz Acquisition will be excluded from management's assessment of the Company's internal control over financial reporting for fiscal 2024, as permitted under SEC regulations.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2024

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 18 (Contingencies) on pages 24 through 25 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock.

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023; (ii) Consolidated Statements of Operations for the three months ended March 30, 2024 and April 1, 2023; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 30, 2024 and April 1, 2023; (iv) Consolidated Statements of Stockholders' Equity for the three months ended March 30, 2024 and April 1, 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 30, 2024 and April 1, 2023 and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 7, 2024	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)