Form 10-Q
period 2024-06-29
DARLING INGREDIENTS INC.
filed 2024-08-07
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 29, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 159,023,946 shares of common stock, $0.01 par value, outstanding at August 2, 2024.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2024

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 29, 2024 and December 30, 2023
(in thousands, except share data)

	June 29, 2024	December 30, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$121,587	$126,502
Restricted cash	26,290	292
Accounts receivable, less allowance for bad debts of $17,297 at June 29, 2024 and $15,208 at December 30, 2023	567,754	626,008
Accounts receivable due from related party - Diamond Green Diesel	9,331	172,283
Inventories	627,692	758,739
Prepaid expenses	88,702	105,657
Income taxes refundable	34,225	23,599
Other current assets	31,936	42,586
Total current assets	1,507,517	1,855,666
Property, plant and equipment, less accumulated depreciation of $2,467,853 at June 29, 2024 and $2,360,342 at December 30, 2023	2,840,682	2,935,185
Intangible assets, less accumulated amortization of $538,205 at June 29, 2024 and $748,646 at December 30, 2023	992,530	1,075,892
Goodwill	2,418,274	2,484,502
Investment in unconsolidated subsidiaries	2,415,502	2,251,629
Operating lease right-of-use assets	210,144	205,539
Other assets	218,810	234,960
Deferred income taxes	17,190	17,711
	$10,620,649	$11,061,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$92,258	$60,703
Accounts payable, principally trade	349,522	425,588
Income taxes payable	13,298	15,522
Current operating lease liabilities	57,794	55,325
Accrued expenses	450,185	440,999
Total current liabilities	963,057	998,137
Long-term debt, net of current portion	4,317,129	4,366,370
Long-term operating lease liabilities	156,451	154,903
Other non-current liabilities	240,416	349,809
Deferred income taxes	400,983	498,174
Total liabilities	6,078,036	6,367,393
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 174,871,971 and 174,427,981 shares issued at June 29, 2024 and December 30, 2023, respectively	1,749	1,744
Additional paid-in capital	1,723,140	1,697,787
Treasury stock, at cost; 15,888,545 and 14,894,192 shares at June 29, 2024 and December 30, 2023, respectively	(666,545)	(629,008)
Accumulated other comprehensive loss	(490,672)	(198,346)
Retained earnings	3,893,277	3,733,254
Total Darling's stockholders’ equity	4,460,949	4,605,431
Noncontrolling interests	81,664	88,260
Total stockholders' equity	4,542,613	4,693,691
	$10,620,649	$11,061,084
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 29, 2024 and July 1, 2023
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$1,455,292	$1,757,621	$2,875,591	$3,548,793
Costs and expenses:
Cost of sales and operating expenses	1,128,421	1,359,702	2,245,087	2,726,675
Loss/(gain) on sale of assets	222	259	(352)	(68)
Selling, general and administrative expenses	129,731	136,751	268,874	272,217
Restructuring and asset impairment charges	—	896	—	5,420
Acquisition and integration costs	1,130	1,706	5,184	8,728
Change in fair value of contingent consideration	(33,122)	(7,499)	(58,371)	(7,499)
Depreciation and amortization	124,605	122,086	252,114	238,092
Total costs and expenses	1,350,987	1,613,901	2,712,536	3,243,565
Equity in net income of Diamond Green Diesel	44,197	212,964	122,616	307,301
Operating income	148,502	356,684	285,671	612,529

Other expense:
Interest expense	(69,225)	(70,193)	(132,101)	(120,492)
Foreign currency gain	413	2,490	649	7,494
Other income/(expense), net	(568)	5,079	8,088	11,238
Total other expense	(69,380)	(62,624)	(123,364)	(101,760)

Equity in net income of other unconsolidated subsidiaries	3,017	1,849	5,327	1,969
Income before income taxes	82,139	295,909	167,634	512,738

Income tax expense	774	40,712	4,681	67,686

Net income	81,365	255,197	162,953	445,052

Net income attributable to noncontrolling interests	(2,499)	(2,814)	(2,930)	(6,868)

Net income attributable to Darling	$78,866	$252,383	$160,023	$438,184

Basic income per share	$0.49	$1.58	$1.00	$2.74
Diluted income per share	$0.49	$1.55	$0.99	$2.69

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months ended June 29, 2024 and July 1, 2023
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$81,365	$255,197	$162,953	$445,052
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(168,038)	82,592	(232,708)	138,809
Pension adjustments	262	327	524	654
Commodities derivative adjustments	(2,349)	(17,662)	(34,107)	3,462
Interest rate swap adjustments	(3,240)	9,606	837	10,326
Foreign exchange derivative adjustments	(18,789)	9,271	(25,648)	14,891
Total other comprehensive income/(loss), net of tax	(192,154)	84,134	(291,102)	168,142
Total comprehensive income/(loss)	$(110,789)	$339,331	$(128,149)	$613,194
Comprehensive income attributable to noncontrolling interests	2,553	301	4,154	3,697
Comprehensive income/(loss) attributable to Darling	$(113,342)	$339,030	$(132,303)	$609,497

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 29, 2024 and July 1, 2023
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 30, 2023	159,533,789	$1,744	$1,697,787	$(629,008)	$(198,346)	$3,733,254	$4,605,431	$88,260	$4,693,691
Net income	—	—	—	—	—	81,157	81,157	431	81,588
Pension adjustments, net of tax	—	—	—	—	262	—	262	—	262
Commodities derivative adjustments, net of tax	—	—	—	—	(31,758)	—	(31,758)	—	(31,758)
Interest rate swap adjustments, net of tax	—	—	—	—	4,077	—	4,077	—	4,077
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(6,859)	—	(6,859)	—	(6,859)
Foreign currency translation adjustments	—	—	—	—	(65,840)	—	(65,840)	1,170	(64,670)
Issuance of non-vested stock	—	—	47	—	—	—	47	—	47
Stock-based compensation	—	—	12,789	—	—	—	12,789	—	12,789
Treasury stock	(179,955)	—	—	(7,908)	—	—	(7,908)	—	(7,908)
Issuance of common stock	425,723	5	1,726	—	—	—	1,731	—	1,731
Balances at March 30, 2024	159,779,557	$1,749	$1,712,349	$(636,916)	$(298,464)	$3,814,411	$4,593,129	$89,861	$4,682,990
Net income	—	—	—	—	—	78,866	78,866	2,499	81,365
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(10,750)	(10,750)
Pension adjustments, net of tax	—	—	—	—	262	—	262	—	262
Commodities derivative adjustments, net of tax	—	—	—	—	(2,349)	—	(2,349)	—	(2,349)
Interest rate swap adjustments, net of tax	—	—	—	—	(3,240)	—	(3,240)	—	(3,240)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(18,789)	—	(18,789)	—	(18,789)
Foreign currency translation adjustments	—	—	—	—	(168,092)	—	(168,092)	54	(168,038)
Issuance of non-vested stock	—	—	46	—	—	—	46	—	46
Stock-based compensation	—	—	10,708	—	—	—	10,708	—	10,708
Treasury stock	(814,398)	—	—	(29,629)	—	—	(29,629)	—	(29,629)
Issuance of common stock	18,267	—	37	—	—	—	37	—	37
Balances at June 29, 2024	158,983,426	$1,749	$1,723,140	$(666,545)	$(490,672)	$3,893,277	$4,460,949	$81,664	$4,542,613

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 29, 2024 and July 1, 2023
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

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 29, 2024 and July 1, 2023
(in thousands)
(unaudited)

	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net Income	$162,953	$445,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,114	238,092
Gain on sale of assets	(352)	(68)
Change in fair value of contingent consideration	(58,371)	(7,499)
Gain on insurance proceeds from insurance settlements	(5,942)	(13,836)
Deferred taxes	(84,927)	34,202
Increase in long-term pension liability	1,045	480
Stock-based compensation expense	23,590	18,085
Deferred loan cost amortization	2,790	3,138
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(127,943)	(309,270)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	—	103,794
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	212,664	24,397
Income taxes refundable/payable	(12,629)	(24,551)
Inventories and prepaid expenses	123,271	(22,301)
Accounts payable and accrued expenses	(37,879)	(94,080)
Other	(39,958)	10,065
Net cash provided by operating activities	410,426	405,700
Cash flows from investing activities:
Capital expenditures	(191,728)	(234,307)
Acquisitions, net of cash acquired	(116,914)	(1,079,083)
Investment in Diamond Green Diesel	(90,000)	(75,000)
Investment in other unconsolidated subsidiaries	—	(27)
Loan to Diamond Green Diesel	(100,000)	—
Loan repayment from Diamond Green Diesel	100,000	25,000
Gross proceeds from disposal of property, plant and equipment and other assets	5,058	2,733
Proceeds from insurance settlement	5,942	13,836
Payments related to routes and other intangibles	(7)	(1,517)
Net cash used in investing activities	(387,649)	(1,348,365)
Cash flows from financing activities:
Proceeds from long-term debt	3,925	807,956
Payments on long-term debt	(29,875)	(83,616)
Borrowings from revolving credit facility	1,121,915	1,415,916
Payments on revolving credit facility	(1,122,883)	(1,063,516)
Net cash overdraft financing	32,713	16,673
Deferred loan costs	—	(9)
Issuance of common stock	437	—
Repurchase of common stock	(29,192)	(52,941)
Minimum withholding taxes paid on stock awards	(7,209)	(15,558)
Distributions to noncontrolling interests	(2,044)	(4,824)
Net cash provided/(used) in financing activities	(32,213)	1,020,081
Effect of exchange rate changes on cash	10,578	16,535
Net increase in cash, cash equivalents and restricted cash	1,142	93,951
Cash, cash equivalents and restricted cash at beginning of period	264,450	150,168
Cash, cash equivalents and restricted cash at end of period	$265,592	$244,119

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 29, 2024
(unaudited)

(1)General

The accompanying consolidated financial statements for the six month periods ended June 29, 2024 and July 1, 2023, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2023.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of June 29, 2024, and include the 13 and 26 weeks ended June 29, 2024, and the 13 and 26 weeks ended July 1, 2023.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of June 29, 2024, primarily represents the current portion of acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. At December 30, 2023, restricted cash primarily represents amounts set aside as collateral for foreign construction projects and U.S. environmental claims and was insignificant to the Company. Restricted cash included in other long term assets on the Consolidated Balance Sheet as of June 29, 2024 and December 30, 2023, primarily represents the long term acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise.

A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	June 29, 2024	December 30, 2023
Cash and cash equivalents	$121,587	$126,502
Restricted cash	26,290	292
Restricted cash included in other long-term assets	117,715	137,656
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$265,592	$264,450

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended June 29, 2024 and July 1, 2023, the Company sold approximately $158.2 million and $130.6 million of its trade receivables and incurred approximately $2.3 million and $1.7 million in fees, respectively, which are recorded as interest expense. For the six months ended June 29, 2024 and July 1, 2023, the Company sold approximately $295.6 million and $292.0 million of its trade receivables and incurred approximately $4.5 million and $3.7 million in fees, respectively, which are recorded as interest expense.

(e)    Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue in accrued expenses and recognized when control of the promised finished product is transferred to the Company’s customer.  See Note 20 (Revenue) to the Company’s Consolidated Financial Statements included herein.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		June 29, 2024			July 1, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$78,866	159,815	$0.49	$252,383	159,810	$1.58
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,881			3,308
Less: Pro forma treasury shares		(991)			(748)
Diluted:
Net income attributable to Darling	$78,866	161,705	$0.49	$252,383	162,370	$1.55

	Net Income per Common Share (in thousands, except per share data)
	Six Months Ended
		June 29, 2024			July 1, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$160,023	159,813	$1.00	$438,184	159,978	$2.74
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,968			3,363
Less: Pro forma treasury shares		(976)			(748)
Diluted:
Net income attributable to Darling	$160,023	161,805	$0.99	$438,184	162,593	$2.69

For the three months ended June 29, 2024 and July 1, 2023, respectively, no outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the three months ended June 29, 2024 and July 1, 2023, respectively, 763,104 and 478,289 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended June 29, 2024 and July 1, 2023, respectively, no outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the six months ended June 29, 2024 and July 1, 2023, respectively, 718,563 and 450,248 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

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

As a result of the Russia-Ukraine war, the Israeli-Palestinian conflict and the current inflationary environment, we have evaluated the potential impact to the Company’s operations and for any indicators of potential triggering events that could indicate certain of the Company’s assets may be impaired. Through the six months ended June 29, 2024, the Company has not observed any impairments of the Company’s assets or a significant change in their fair value due to the Russia-Ukraine war, the Israeli-Palestinian conflict or inflation.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly-owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

(in thousands)	June 30, 2024	December 31, 2023
Assets:
Total current assets	$1,849,534	$1,877,430
Property, plant and equipment, net	3,888,370	3,838,800
Other assets	122,629	89,697
Total assets	$5,860,533	$5,805,927
Liabilities and members' equity:
Total current portion of long term debt	$29,251	$278,639
Total other current liabilities	404,090	417,918
Total long term debt	722,346	737,097
Total other long term liabilities	17,189	16,996
Total members' equity	4,687,657	4,355,277
Total liabilities and members' equity	$5,860,533	$5,805,927

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
Operating revenues	$1,184,076	$2,246,111	$2,595,191	$3,926,161
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	1,014,927	1,751,315	2,174,283	3,172,719
Lower of cost or market (LCM) inventory valuation adjustment	15,866	—	37,504	—
Depreciation, amortization and accretion expense	61,910	58,315	127,200	116,922
Total costs and expenses	1,092,703	1,809,630	2,338,987	3,289,641
Operating income	91,373	436,481	256,204	636,520
Other income	6,058	2,121	9,278	4,162
Interest and debt expense, net	(9,037)	(12,674)	(20,279)	(26,080)
Income before income tax expense	88,394	425,928	$245,203	$614,602
Income tax benefit	—	—	(29)	—
Net income	$88,394	$425,928	$245,232	$614,602

As of June 29, 2024, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,347.2 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $44.2 million and $213.0 million for the three months ended June 29, 2024 and July 1, 2023, respectively. The Company has recorded equity in net income from the DGD Joint Venture of approximately $122.6 million and $307.3 million for the six months ended June 29, 2024 and July 1, 2023, respectively. In December 2019, the blenders tax credit was extended for calendar years 2020, 2021 and 2022. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blender tax credits were extended as is until December 31, 2024. After 2024, the Clean Fuels Production Credit (the “CFPC”) becomes effective from 2025 through 2027. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. In contrast to the blenders tax credit, the CFPC requires that production must take place in the United States. For the three months ended June 29, 2024 and July 1, 2023, the DGD Joint Venture recorded approximately $308.2 million and $387.5 million of blenders tax credits, respectively. For the six months ended June 29, 2024 and July 1, 2023, the DGD Joint Venture recorded approximately $639.2 million and $633.5 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the six months ended June 29, 2024 and July 1, 2023, respectively, the Company made $90.0 million and $75.0 million capital contributions to the DGD Joint Venture. In the six months ended June 29, 2024 and July 1, 2023, the Company received zero and $101.4 million in dividend distributions from the DGD Joint Venture, respectively. In July 2024, the Company received approximately $77.1 million as a dividend distribution from the DGD Joint Venture. As of June 29, 2024, the DGD Joint Venture had no borrowings outstanding under their unsecured revolving credit facility.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

Miropasz Group

On January 31, 2024, a wholly-owned international subsidiary of the Company acquired all of the shares of the Miropasz Group (the “Miropasz Acquisition”), a rendering company in Poland that is now in our Feed Ingredients segment, for a cash purchase price of approximately €105.6 million (approximately $114.3 million USD at the exchange rate of €1.0:USD$1.082198 on the closing date). In addition, the Company incurred a liability of approximately €7.0 million (approximately $7.6 million USD at the exchange rate on the closing date) for acquisition consideration hold-back amount that is part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. The Company recorded assets and liabilities on a preliminary basis consisting of property, plant and equipment of approximately $21.2 million, identifiable intangibles which includes routes and immaterial land use rights of approximately $34.9 million with a weighted average life of 17 years, other net assets of approximately $2.9 million which includes cash, working capital and net debt, and goodwill of approximately $62.9 million. Due to the complexity of acquiring foreign entities, the Company is still in the process of reviewing the provisional amounts recorded for property, plant and equipment, intangible assets and taxes, and thus the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustment to property, plant and equipment, intangible assets and taxes with a corresponding adjustment to goodwill. Goodwill is expected to strengthen the Company’s base Feed Ingredients business and is nondeductible for tax purposes.

Gelnex

On March 31, 2023, the Company acquired all of the shares of Gelnex, a leading global producer of collagen products (the “Gelnex Acquisition”). The Gelnex Acquisition includes a network of five processing facilities in South America and one in the United States. The initial purchase price of approximately $1.2 billion was comprised of an initial cash payment of approximately $1.1 billion, which consisted of a payment of approximately R$4.3 billion Brazilian real (approximately $853.3 million USD at the exchange rate of R$5.08:USD$1.00 on the closing date) and a payment of approximately $243.5 million in USD, and is subject to various post-closing adjustments in accordance with the stock purchase agreement. In addition, the Company incurred a liability of approximately $104.1 million for acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. The Gelnex Acquisition gives us immediate capacity to serve the growing needs of our collagen customers and the growing gelatin market. The initial purchase price was financed by borrowing all of the Company’s term A-3 facility of $300.0 million and term A-4 facility of $500.0 million, with the remainder coming through revolver borrowings under the Company’s Amended Credit Agreement. During the third quarter of fiscal 2023, the Company made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $14.1 million with an offset to goodwill. The Company obtained new information about facts and circumstances that existed at the acquisition date during the first quarter of fiscal 2024 that resulted in measurement period adjustments to increase property, plant and equipment by approximately $13.7 million, decrease intangible assets by approximately $9.5 million, decrease goodwill by approximately $9.1 million, increase deferred tax liabilities by approximately $5.1 million, increase deferred tax assets by approximately $8.1 million and a decrease in other assets and liabilities of approximately $0.1 million.

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

The $542.6 million of goodwill from the Gelnex Acquisition, which is expected to strengthen the Company’s gelatin business and expand its ability to service increased demand of its collagen customer base, is assigned to the Food Ingredients segment. Of the goodwill booked in the Gelnex Acquisition approximately $425.0 million is expected to be deductible for tax purposes. The identifiable intangible assets include $331.0 million in customer relationships with a weighted average life of 11.4 years and $8.5 million in trade name with a life of 5 years for a total weighted average life of approximately 11.3 years.

The amount of net sales and net income (loss) from the Gelnex Acquisition included in the Company’s consolidated statement of operations for the three and six months ended June 29, 2024 was $68.9 million and $(15.7) million, and $134.8 million and $(51.8) million, respectively.

As a result of the Gelnex Acquisition, effective March 31, 2023, the Company began including the operations of the Gelnex Acquisition in the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Gelnex Acquisition had occurred on January 1, 2023, for the periods presented (in thousands):

Six Months Ended
July 1, 2023
Net sales	$3,647,060
Net income	447,831

FASA Group

On August 1, 2022, the Company acquired all of the shares of the FASA Group, the largest independent rendering company in Brazil, pursuant to a stock purchase agreement dated May 5, 2022 (the “FASA Acquisition”). The FASA Group, with its 14 rendering plants and an additional two plants under construction at the time of acquisition, will supplement the Company’s global supply of waste fats, making it a leader in the supply of low-carbon waste fats and oils.

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

The hold-back and contingent consideration amounts represent noncash investing activities during the period of acquisition. The Company initially financed the FASA Acquisition by borrowing approximately $515.0 million of revolver borrowings under the Company’s Amended Credit Agreement, with the remainder coming from cash on hand. During the fourth quarter of fiscal 2022, the Company made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $7.1 million with an offset to goodwill.

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

The Company completed other immaterial acquisitions in the first six months of fiscal 2024 and fiscal 2023. The Company notes that pro forma results of operations discussed above does not include the Miropasz Acquisition or other acquisitions individually or in the aggregate as those acquisitions are not deemed material to net sales, total assets and net income of the Company for any period presented.

The Company incurred acquisition and integration costs of approximately $1.1 million and $1.7 million for the three months ended June 29, 2024 and July 1, 2023, respectively. The Company incurred acquisition and integration costs of approximately $5.2 million and $8.7 million for the six months ended June 29, 2024 and July 1, 2023, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	June 29, 2024	December 30, 2023
Finished product	$371,698	$448,245
Work in process	96,202	110,299
Raw material	44,144	68,188
Supplies and other	115,648	132,007
	$627,692	$758,739

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	June 29, 2024	December 30, 2023
Indefinite Lived Intangible Assets:
Trade names	$51,721	$52,507
	51,721	52,507
Finite Lived Intangible Assets:
Routes	741,608	746,868
Customer relationships	305,897	359,111
Permits	324,808	559,483
Non-compete agreements	295	395
Trade names	83,908	85,561
Royalty, consulting, land use rights and leasehold	22,498	20,613
	1,479,014	1,772,031
Accumulated Amortization:
Routes	(242,991)	(241,960)
Customer relationships	(35,080)	(29,270)
Permits	(185,634)	(407,713)
Non-compete agreements	(262)	(345)
Trade names	(68,176)	(63,660)
Royalty, consulting, land use rights and leasehold	(6,062)	(5,698)
	(538,205)	(748,646)
Total Intangible assets, less accumulated amortization	$992,530	$1,075,892

Gross intangible assets changed due to net acquisition and retirement activity in the first six months of fiscal 2024 by approximately $28.2 million and $246.0 million, respectively, and the remaining change is due to foreign currency translation impact. Amortization expense for the three months ended June 29, 2024 and July 1, 2023, was approximately $28.4 million and $33.3 million, respectively, and for the six months ended June 29, 2024 and July 1, 2023 was approximately $56.4 million and $59.5 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 30, 2023
Goodwill	$1,487,236	$900,707	$147,223	$2,535,166
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,471,322	897,537	115,643	2,484,502
Goodwill acquired during year	62,907	—	5,129	68,036
Measurement period adjustments	—	(9,147)	—	(9,147)
Foreign currency translation	(53,109)	(67,923)	(4,085)	(125,117)
Balance at June 29, 2024
Goodwill	1,497,034	823,637	148,267	2,468,938
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,481,120	$820,467	$116,687	$2,418,274

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 29, 2024	December 30, 2023
Compensation and benefits	$128,674	$156,357
Accrued operating expenses	76,049	86,278
Other accrued expense	245,462	198,364
	$450,185	$440,999

(9)    Debt

Debt consists of the following (in thousands):

	June 29, 2024	December 30, 2023
Amended Credit Agreement:
Revolving Credit Facility ($107.1 million and $82.9 million denominated in € at June 29, 2024 and December 30, 2023, respectively)	$607,110	$610,875

Term A-1 facility	398,000	400,000
Less unamortized deferred loan costs	(456)	(546)
Carrying value Term A-1 facility	397,544	399,454

Term A-2 facility	475,000	481,250
Less unamortized deferred loan costs	(640)	(771)
Carrying value Term A-2 facility	474,360	480,479

Term A-3 facility	298,500	300,000
Less unamortized deferred loan costs	(697)	(832)
Carrying value Term A-3 facility	297,803	299,168

Term A-4 facility	484,375	490,625
Less unamortized deferred loan costs	(834)	(1,002)
Carrying value Term A-4 facility	483,541	489,623

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premium	(6,030)	(6,441)
Carrying value 6% Senior Notes due 2030	993,970	993,559

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(2,792)	(3,249)
Carrying value 5.25% Senior Notes due 2027	497,208	496,751

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	551,617	569,075
Less unamortized deferred loan costs - Denominated in euro	(2,136)	(2,763)
Carrying value 3.625% Senior Notes due 2026	549,481	566,312

Other Notes and Obligations	108,370	90,852
	4,409,387	4,427,073
Less Current Maturities	92,258	60,703
	$4,317,129	$4,366,370

As of June 29, 2024, the Company had outstanding debt under the revolving credit facility denominated in euros of €100.0 million and outstanding debt under the Company’s 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. In addition, at June 29, 2024, the Company had finance lease obligations denominated in euros of approximately €7.2 million.

As of June 29, 2024, the Company had other notes and obligations of $108.4 million that consist of various overdraft facilities of approximately $47.3 million, Brazilian notes of approximately $30.5 million, a China working capital line of credit of approximately $2.0 million and other debt of approximately $28.6 million, including U.S. finance lease obligations of approximately $3.9 million.

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

The interest rate applicable to any borrowings under the revolving credit facility equals the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings plus 1.50% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.50% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and term A-3 facility equals the adjusted term SOFR plus 1.625% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility equals the adjusted term SOFR plus 1.50% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio.

As of June 29, 2024, the Company had (i) $5.0 million outstanding under the revolver at base rate plus a margin of 0.50% per annum for a total of 9.0%, (ii) $495.0 million outstanding under the revolver at SOFR plus a margin of 1.50% per annum for a total of 6.94272% per annum, (iii) $398.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.625% per annum for a total of 7.06893% per annum, (iv) $475.0 million outstanding under the term A-2 facility at SOFR plus a margin of 1.50% per annum for a total of 6.94393% per annum, (v) $298.5 million outstanding under the term A-3 facility at SOFR plus a margin 1.625% per annum for a total of 7.06893% per annum, (vi) $484.4 million outstanding under the term A-4 facility at SOFR plus a margin 1.50% per annum for a total of 6.94393% per annum, and (vii) €100.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.50% per annum for a total of 5.14365% per annum. As of June 29, 2024, the Company had revolving credit facility availability of $814.4 million, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $77.5 million and letters of credit issued of $1.0 million. The Company also had foreign bank guarantees of approximately $11.3 million and U.S. bank guarantees of approximately $8.9 million that are not part of the Company’s Amended Credit Agreement at June 29, 2024.

As of June 29, 2024, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(10)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 29, 2024	December 30, 2023
Accrued pension liability	$20,541	$20,721
Reserve for self-insurance, litigation, environmental and tax matters	75,000	100,354
Long-term acquisition hold-backs	119,794	137,913
Long-term contingent consideration	20,924	86,495
Other	4,157	4,326
	$240,416	$349,809

(11)    Income Taxes

The Company has provided income taxes for the three and six month periods ended June 29, 2024 and July 1, 2023, based on its estimate of the effective tax rate for the entire 2024 and 2023 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of June 29, 2024 and July 1, 2023, the Company had $13.6 million and $19.1 million, respectively of gross unrecognized tax benefits and $1.7 million and $1.3 million, respectively of related accrued interest and penalties. The Company’s gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

On August 16, 2022, the U.S. government enacted the IR Act that includes tax incentives for energy and climate initiatives, among other provisions. The blenders tax credit, which are refundable excise tax credits, have been extended through December 31, 2024. After 2024, the CFPC, a transferable income tax credit, becomes effective from 2025 through 2027. We are assessing these tax incentives, which could materially change our pre-tax or after-tax amounts and impact our tax rate in future years. We will continue to evaluate the applicability and effect of the IR Act as more guidance is issued.

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

(12)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and six months ended June 29, 2024 and July 1, 2023 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(6)	$—	$2	$—	$(4)	$—
Amortization of actuarial loss	349	434	(83)	(107)	266	327
Total defined benefit pension plans	343	434	(81)	(107)	262	327
Soybean meal option derivatives
Reclassified to earnings	—	(166)	—	42	—	(124)
Activity recognized in other comprehensive income/(loss)	—	(163)	—	41	—	(122)
Total soybean meal option derivatives	—	(329)	—	83	—	(246)
Corn option derivatives
Reclassified to earnings	—	(653)	—	165	—	(488)
Activity recognized in other comprehensive income/(loss)	1,404	597	(341)	(150)	1,063	447
Total corn option derivatives	1,404	(56)	(341)	15	1,063	(41)
Heating oil derivatives at DGD (Note 15)
Activity recognized in other comprehensive income/(loss)	(4,507)	(23,292)	1,095	5,917	(3,412)	(17,375)
Total heating oil derivatives	(4,507)	(23,292)	1,095	5,917	(3,412)	(17,375)
Interest swap derivatives
Reclassified to earnings	(9,305)	(990)	2,261	251	(7,044)	(739)
Activity recognized in other comprehensive income/(loss)	5,026	13,867	(1,222)	(3,522)	3,804	10,345
Total interest swap derivatives	(4,279)	12,877	1,039	(3,271)	(3,240)	9,606
Foreign exchange derivatives
Reclassified to earnings	(1,399)	(7,459)	462	2,539	(937)	(4,920)
Activity recognized in other comprehensive income/(loss)	(27,004)	21,515	9,152	(7,324)	(17,852)	14,191
Total foreign exchange derivatives	(28,403)	14,056	9,614	(4,785)	(18,789)	9,271

Foreign currency translation	(168,285)	82,696	247	(104)	(168,038)	82,592

Other comprehensive income/(loss)	$(203,727)	$86,386	$11,573	$(2,252)	$(192,154)	$84,134

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(12)	$—	$5	$—	$(7)	$—
Amortization of actuarial loss	698	868	(167)	(214)	531	654
Total defined benefit pension plans	686	868	(162)	(214)	524	654
Soybean meal option derivatives
Reclassified to earnings	(33)	(504)	8	128	(25)	(376)
Activity recognized in other comprehensive income/(loss)	—	(87)	—	22	—	(65)
Total soybean meal option derivatives	(33)	(591)	8	150	(25)	(441)
Corn option derivatives
Reclassified to earnings	—	(1,537)	—	390	—	(1,147)
Activity recognized in other comprehensive income/(loss)	1,404	1,627	(341)	(412)	1,063	1,215
Total corn option derivatives	1,404	90	(341)	(22)	1,063	68
Heating oil derivatives at DGD (Note 15)
Activity recognized in other comprehensive income/(loss)	(46,426)	5,140	11,281	(1,305)	(35,145)	3,835
Total heating oil derivatives	(46,426)	5,140	11,281	(1,305)	(35,145)	3,835
Interest swap derivatives
Reclassified to earnings	(26,785)	866	6,509	(220)	(20,276)	646
Activity recognized in other comprehensive income/(loss)	27,891	12,976	(6,778)	(3,296)	21,113	9,680
Total interest swap derivatives	1,106	13,842	(269)	(3,516)	837	10,326
Foreign exchange derivatives
Reclassified to earnings	(7,395)	(12,273)	2,508	4,176	(4,887)	(8,097)
Activity recognized in other comprehensive income/(loss)	(31,419)	34,844	10,658	(11,856)	(20,761)	22,988
Total foreign exchange derivatives	(38,814)	22,571	13,166	(7,680)	(25,648)	14,891

Foreign currency translation	(233,628)	139,555	920	(746)	(232,708)	138,809

Other comprehensive income/(loss)	$(315,705)	$181,475	$24,603	$(13,333)	$(291,102)	$168,142

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three and six months ended June 29, 2024 and July 1, 2023 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$—	$166	$33	$504	Net sales
Foreign exchange contracts	1,399	7,459	7,395	12,273	Net sales
Corn option derivatives	—	653	—	1,537	Cost of sales and operating expenses
Interest swaps	9,305	990	26,785	(866)	Foreign currency gain/(loss) and interest expense
	10,704	9,268	34,213	13,448	Total before tax
	(2,723)	(2,997)	(9,025)	(4,474)	Income taxes
	7,981	6,271	25,188	8,974	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$6	$—	$12	$—	(a)
Amortization of actuarial loss	(349)	(434)	(698)	(868)	(a)
	(343)	(434)	(686)	(868)	Total before tax
	81	107	162	214	Income taxes
	(262)	(327)	(524)	(654)	Net of tax
Total reclassifications	$7,719	$5,944	$24,664	$8,320	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company’s Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of June 29, 2024 as follows (in thousands):

	Six Months Ended June 29, 2024
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/ (loss) December 30, 2023, attributable to Darling, net of tax	$(231,678)	$47,730	$(14,398)	$(198,346)
Other comprehensive income/ (loss) before reclassifications	(232,708)	(33,730)	—	(266,438)
Amounts reclassified from accumulated other comprehensive income/ (loss)	—	(25,188)	524	(24,664)
Net current-period other comprehensive income/ (loss)	(232,708)	(58,918)	524	(291,102)
Noncontrolling interest	1,224	—	—	1,224
Accumulated Other Comprehensive income/ (loss) June 29, 2024, attributable to Darling, net of tax	$(465,610)	$(11,188)	$(13,874)	$(490,672)

(13)    Stockholders' Equity

Fiscal 2024 Long-Term Incentive Opportunity Awards (2024 LTIP). On December 15, 2023, the Compensation Committee (the “Committee”) of the Company’s Board of Directors adopted the 2024 LTIP pursuant to which on January 3, 2024 the Company awarded certain of the Company’s key employees, 162,913 restricted stock units and 244,376 performance share units (the “PSUs”) under the Company’s 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company’s performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2027, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase (up to 225%) depending on the Company’s ROGI relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/

collar modifier depending on the Company’s TSR during the performance period relative to that of the performance peer group companies.
The Company’s Board of Directors approved a share repurchase program in August 2017, then refreshed the program on June 21, 2024 back up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions, and extended the program to August 13, 2026. During the first six months of fiscal 2024 (prior to the latest refresh), $29.2 million of Common Stock was repurchased under the share repurchase program. As of June 29, 2024, the Company had approximately $500.0 million remaining under the share repurchase program.

(14)    Employee Benefit Plans

Net pension cost for the three and six months ended June 29, 2024 and July 1, 2023 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$783	$683	$1,574	$1,358
Interest cost	1,906	1,961	3,817	3,917
Expected return on plan assets	(1,806)	(1,805)	(3,616)	(3,608)
Amortization of prior service cost	(6)	—	(12)	—
Amortization of actuarial loss	349	434	698	868
Net pension cost	$1,226	$1,273	$2,461	$2,535

Based on annual actuarial estimates, at June 29, 2024 the Company expects to contribute approximately $4.2 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 29, 2024 and July 1, 2023 of approximately $1.2 million and $1.6 million, respectively.

The Company participates in various multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each multiemployer plan represent less than 5% of the total contributions to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the plans in which the Company currently participates could be material to the Company. With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone as defined by the Pension Protection Act of 2006.

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of June 29, 2024, the Company has an aggregate accrued liability of approximately $4.5 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At June 29, 2024, the Company had corn option contracts, foreign exchange forward contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2024 and 2023, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

Cash Flow Hedges

In the first quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At June 29, 2024 and December 30, 2023, the aggregate fair value of these interest rate swaps was approximately $7.3 million and $3.7 million, respectively. These amounts are included in other current assets, other assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income/(loss) associated with the interest rate differential between the U.S. dollar and the Euro to interest income. At June 29, 2024 and December 30, 2023, the aggregate fair value of these cross currency swaps was approximately $4.0 million and $10.8 million, respectively. At June 29, 2024, these amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 30, 2023, these amounts are included in other current assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the second quarter of fiscal 2024, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the first quarter of fiscal 2025. At June 29, 2024 and December 30, 2023, the aggregate fair value of these corn option contracts was approximately $1.5 million and zero, respectively. The amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023 and fiscal 2024, the Company entered into foreign exchange forward contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2025. At June 29, 2024 and December 30, 2023, the aggregate fair value of these foreign exchange contracts was approximately $17.4 million and $15.9 million, respectively. These amounts are included in other current assets, accrued expenses and other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into soybean meal forward contracts and heating oil swap and option contracts from time to time. There were not any open designated soybean meal forward or heating oil swap and option contracts entered into by the Company at June 29, 2024 and December 30, 2023, respectively.

As of June 29, 2024, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	294,847	Euro	52,652
Brazilian real	1,848,598	U.S. dollar	342,861
Euro	24,406	U.S. dollar	26,432
Euro	65,305	Polish zloty	281,945
Euro	10,583	Japanese yen	1,795,505
Euro	47,676	Chinese renminbi	371,600
Euro	18,088	Australian dollar	29,450
Euro	3,532	British pound	2,994
Polish zloty	1,454	U.S. dollar	361
Polish zloty	26,822	Euro	6,203
British pound	188	Euro	222
British pound	276	U.S. dollar	350
Japanese yen	159,644	U.S. dollar	1,004
U.S. dollar	93	Japanese yen	14,928
U.S. dollar	562,340	Euro	519,182
Australian dollar	201	Euro	125
Australian dollar	359	U.S. dollar	239

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at June 29, 2024 into earnings over the next 12 months for all cash flow hedges will be approximately $19.1 million. As of June 29, 2024, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the three and six months ended June 29, 2024 and July 1, 2023 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Foreign exchange	Foreign currency loss/(gain)	$(194)	$(2,036)	$(850)	$(1,236)
Foreign exchange	Net sales	158	(306)	642	(977)
Foreign exchange	Cost of sales and operating expenses	(107)	(103)	(299)	(120)
Foreign exchange	Selling, general and administrative expenses	8,091	(2,673)	9,572	(4,058)
Corn options and futures	Net sales	238	1,111	546	1,382
Corn options and futures	Cost of sales and operating expenses	(1,868)	(2,191)	(2,236)	(2,608)
Heating Oil swaps and options	Selling, general and administrative expenses	—	—	—	49
Soybean meal	Net sales	—	525	—	308
Total		$6,318	$(5,673)	$7,375	$(7,260)

At June 29, 2024, the Company had forward purchase agreements in place for purchases of approximately $165.6 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(16)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of June 29, 2024 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at June 29, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$17,916	$—	$17,916	$—
Total Assets	$17,916	$—	$17,916	$—

Liabilities
Derivative liabilities	$27,147	$—	$27,147	$—
Contingent consideration	20,924	—	—	20,924
6% Senior notes	985,300	—	985,300	—
5.25% Senior notes	488,100	—	488,100	—
3.625% Senior notes	543,949	—	543,949	—
Term loan A-1	396,010	—	396,010	—
Term loan A-2	472,625	—	472,625	—
Term loan A-3	297,008	—	297,008	—
Term loan A-4	481,953	—	481,953	—
Revolver debt	601,039	—	601,039	—
Total Liabilities	$4,314,055	$—	$4,293,131	$20,924

		Fair Value Measurements at December 30, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$29,000	$—	$29,000	$—
Total Assets	$29,000	$—	$29,000	$—

Liabilities
Derivative liabilities	$19,997	$—	$19,997	$—
Contingent consideration	86,495	—	—	86,495
6% Senior notes	1,000,000	—	1,000,000	—
5.25% Senior notes	493,100	—	493,100	—
3.625% Senior notes	560,994	—	560,994	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	478,844	—	478,844	—
Term loan A-3	298,500	—	298,500	—
Term loan A-4	488,172	—	488,172	—
Revolver debt	604,766	—	604,766	—
Total Liabilities	$4,428,868	$—	$4,342,373	$86,495

Derivative assets and liabilities consist of the Company’s corn option and future contracts, foreign currency forward and option contracts, soybean meal forward contracts, interest rate swap contracts and cross currency swap contracts which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 15 (Derivatives) to the Company’s Consolidated Financial Statements included herein for discussion on the Company’s derivatives.

The carrying amount of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments and as such have been excluded from the table above.

The fair value of the senior notes, term loan A-1, term loan A-2, term loan A-3, term loan A-4 and revolver debt is based on market quotation from third-party banks. The carrying amount of the Company’s other debt is not deemed to be significantly different from the fair value and all other instruments have been recorded at fair value.

The fair value measurement of contingent consideration liability uses significant unobservable inputs (level 3). We estimated the fair value of the FASA contingent consideration using a Monte Carlo simulation methodology from a third-party that includes simulating the forecasted net income or earnings plus interest expense, taxes, depreciation and amortization (“EBITDA”) using a Geometric Brownian Motion in a risk-neutral framework. The assumptions used in the FASA contingent consideration analysis as of June 29, 2024 included the EBITDA forecast through the remaining term of the contingent consideration, an EBITDA discount rate, an EBITDA volatility, credit spread, risk-free rate and exchange rate. Significant increases and decreases in these inputs could result in a significantly lower or higher fair value measurement of the FASA contingent consideration. The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 30, 2023	$86,495
Total included in earnings during period	(58,371)
Exchange rate changes	(7,200)
Balance as of June 29, 2024	$20,924

(17)    Restructuring and Asset Impairment Charges

In December 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts plant in 2023. In addition to charges incurred in fiscal 2022, the Company incurred additional restructuring charges in the first six months of fiscal 2023 in the Food Segment for employee termination costs of approximately $5.3 million. In addition, the Company incurred approximately $0.1 million of employee termination costs in the first six months of fiscal 2023 in the Feed Segment related to closing down of a processing location in Europe and transferring the material to another processing location in Europe.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental, litigation and tax contingencies. At June 29, 2024 and December 30, 2023, the reserves for insurance, regulatory, governmental, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $96.6 million and $95.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $36.0 million as of June 29, 2024 and December 30, 2023, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the pending lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company’s U.S. ingredients business, including the Company’s fats and proteins, used cooking oil, trap grease, Darling Canada, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac and FASA names (proteins, fats, and blood products) and (ii) the Company’s bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 29, 2024
Net sales	$934,147	$378,841	$142,304	$—	$1,455,292
Cost of sales and operating expenses	737,871	276,760	113,790	—	1,128,421
Gross margin	196,276	102,081	28,514	—	326,871

Loss/(gain) on sale of assets	205	37	(20)	—	222
Selling, general and administrative expenses	74,015	28,844	8,409	18,463	129,731
Acquisition and integration costs	—	—	—	1,130	1,130
Change in fair value of contingent consideration	(33,122)	—	—	—	(33,122)
Depreciation and amortization	86,444	27,372	8,723	2,066	124,605
Equity in net income of Diamond Green Diesel	—	—	44,197	—	44,197
Segment operating income/(loss)	68,734	45,828	55,599	(21,659)	148,502

Equity in net income of other unconsolidated subsidiaries	3,017	—	—	—	3,017
Segment income/(loss)	71,751	45,828	55,599	(21,659)	151,519

Total other expense					(69,380)
Income before income taxes					$82,139

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 1, 2023
Net sales	$1,141,661	$476,093	$139,867	$—	$1,757,621
Cost of sales and operating expenses	876,413	371,095	112,194	—	1,359,702
Gross margin	265,248	104,998	27,673	—	397,919

Loss/(gain) on sale of assets	322	2	(65)	—	259
Selling, general and administrative expenses	77,406	33,684	4,971	20,690	136,751
Restructuring and impairment charges	—	896	—	—	896
Acquisition and integration costs	—	—	—	1,706	1,706
Change in fair value of contingent consideration	(7,499)	—	—	—	(7,499)
Depreciation and amortization	82,575	28,445	8,567	2,499	122,086
Equity in net income of Diamond Green Diesel	—	—	212,964	—	212,964
Segment operating income/(loss)	112,444	41,971	227,164	(24,895)	356,684

Equity in net income of other unconsolidated subsidiaries	1,849	—	—	—	1,849
Segment income/(loss)	114,293	41,971	227,164	(24,895)	358,533

Total other expense					(62,624)
Income before income taxes					$295,909

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 29, 2024
Net sales	$1,823,995	$770,123	$281,473	$—	$2,875,591
Cost of sales and operating expenses	1,443,640	574,905	226,542	—	2,245,087
Gross margin	380,355	195,218	54,931	—	630,504

Loss/(gain) on sale of assets	337	(257)	(432)	—	(352)
Selling, general and administrative expenses	151,153	60,588	17,154	39,979	268,874
Acquisition and integration costs	—	—	—	5,184	5,184
Change in fair value of contingent consideration	(58,371)	—	—	—	(58,371)
Depreciation and amortization	174,013	56,240	17,390	4,471	252,114
Equity in net income of Diamond Green Diesel	—	—	122,616	—	122,616
Segment operating income/(loss)	113,223	78,647	143,435	(49,634)	285,671

Equity in net income of other unconsolidated subsidiaries	5,327	—	—	—	5,327
Segment income/(loss)	118,550	78,647	143,435	(49,634)	290,998

Total other expense					(123,364)
Income before income taxes					$167,634

Segment assets at June 29, 2024	$4,367,740	$2,277,464	$2,684,602	$1,290,843	$10,620,649

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 1, 2023
Net sales	$2,379,155	$872,485	$297,153	$—	$3,548,793
Cost of sales and operating expenses	1,826,485	661,210	238,980	—	2,726,675
Gross margin	552,670	211,275	58,173	—	822,118

Gain on sale of assets	(20)	(19)	(29)	—	(68)
Selling, general and administrative expenses	152,097	66,806	11,163	42,151	272,217
Restructuring and asset impairment charges	92	5,328	—	—	5,420
Acquisition and integration costs	—	—	—	8,728	8,728
Change in fair value of contingent consideration	(7,499)	—	—	—	(7,499)
Depreciation and amortization	172,895	42,918	16,960	5,319	238,092
Equity in net income of Diamond Green Diesel	—	—	307,301	—	307,301
Segment operating income/(loss)	235,105	96,242	337,380	(56,198)	612,529

Equity in net income of other unconsolidated subsidiaries	1,969	—	—	—	1,969
Segment income/(loss)	237,074	96,242	337,380	(56,198)	614,498

Total other expense					(101,760)
Income before income taxes					$512,738

Segment assets at December 30, 2023	$4,702,593	$2,646,702	$2,589,145	$1,122,644	$11,061,084

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

Most of the Company’s products are shipped based on the customer specifications. Customer returns are infrequent and not material to the Company. Adjustments to net sales for sales deductions are generally recognized in the same period as the sale or when known. Customers in certain industries or countries may be required to prepay prior to shipment in order to maintain payment protection. These represent short-term prepayment from customers and are not material to the Company. The Company elected to treat shipping and handling as fulfillment costs. Sales, value-add, and other taxes collected concurrently with revenue-producing activities are excluded from revenue and booked on a net basis.

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and six months ended June 29, 2024 and July 1, 2023 (in thousands):

	Three Months Ended June 29, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$719,783	$100,562	$—	$820,345
Europe	107,777	166,102	142,304	416,183
China	8,058	61,927	—	69,985
South America	94,908	37,173	—	132,081
Other	3,621	13,077	—	16,698
Net sales	$934,147	$378,841	$142,304	$1,455,292

Major product types
Fats	$314,675	$38,074	$—	$352,749
Used cooking oil	96,126	—	—	96,126
Proteins	382,556	—	—	382,556
Bakery	48,504	—	—	48,504
Other rendering	79,541	—	—	79,541
Food ingredients	—	315,317	—	315,317
Bioenergy	—	—	142,304	142,304
Other	12,745	25,450	—	38,195
Net sales	$934,147	$378,841	$142,304	$1,455,292

	Six Months Ended June 29, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,411,629	$207,626	$—	$1,619,255
Europe	208,570	335,555	281,473	825,598
China	12,836	123,396	—	136,232
South America	183,753	77,446	—	261,199
Other	7,207	26,100	—	33,307
Net sales	$1,823,995	$770,123	$281,473	$2,875,591

Major product types
Fats	$625,922	$76,364	$—	$702,286
Used cooking oil	171,926	—	—	171,926
Proteins	750,156	—	—	750,156
Bakery	93,404	—	—	93,404
Other rendering	156,242	—	—	156,242
Food ingredients	—	646,348	—	646,348
Bioenergy	—	—	281,473	281,473
Other	26,345	47,411	—	73,756
Net sales	$1,823,995	$770,123	$281,473	$2,875,591

	Three Months Ended July 1, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$946,100	$101,388	$—	$1,047,488
Europe	96,064	227,193	139,867	463,124
China	6,160	71,414	—	77,574
South America	90,293	54,493	—	144,786
Other	3,044	21,605	—	24,649
Net sales	$1,141,661	$476,093	$139,867	$1,757,621

Major product types
Fats	$405,287	$38,207	$—	$443,494
Used cooking oil	146,275	—	—	146,275
Proteins	435,956	—	—	435,956
Bakery	67,263	—	—	67,263
Other rendering	70,265	—	—	70,265
Food ingredients	—	412,307	—	412,307
Bioenergy	—	—	139,867	139,867
Other	16,615	25,579	—	42,194
Net sales	$1,141,661	$476,093	$139,867	$1,757,621

	Six Months Ended July 1, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,971,857	$200,739	$—	$2,172,596
Europe	206,316	417,466	297,153	920,935
China	11,503	148,785	—	160,288
South America	183,832	65,277	—	249,109
Other	5,647	40,218	—	45,865
Net sales	$2,379,155	$872,485	$297,153	$3,548,793

Major product types
Fats	$895,605	$83,195	$—	$978,800
Used cooking oil	283,968	—	—	283,968
Proteins	883,103	—	—	883,103
Bakery	142,196	—	—	142,196
Other rendering	140,079	—	—	140,079
Food ingredients	—	731,448	—	731,448
Bioenergy	—	—	297,153	297,153
Other	34,204	57,842	—	92,046
Net sales	$2,379,155	$872,485	$297,153	$3,548,793
Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2024 under these long-term supply contracts was approximately $82.7 million, with the remaining performance obligations to be recognized in future periods (generally four years) of approximately $684.4 million.

(21)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended June 29, 2024 and July 1, 2023, the Company recorded net sales to the DGD Joint Venture of approximately $234.6 million and $325.0 million, respectively. For the three months ended June 29, 2024 and July 1, 2023, our total net sales to the DGD Joint Venture were approximately 16% and 18%, respectively of total net sales. For the six months ended June 29, 2024 and July 1, 2023, the Company recorded net sales to the DGD Joint Venture of approximately $481.3 million and $663.6 million, respectively. For the six months ended June 29, 2024 and July 1, 2023, our total net sales to the DGD Joint Venture were approximately 17% and 19%, respectively of total net sales. At June 29, 2024 and December 30, 2023, the Company had $9.3 million and $172.3 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $55.7 million and $38.4 million of additional sales for the six months ended June 29, 2024 and July 1, 2023, respectively to defer the Company’s portion of profit of approximately $9.5 million and $8.1 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at June 29, 2024 and July 1, 2023, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million, with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company’s full $25.0 million commitment, which was repaid in fiscal 2023. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the three months ended June 29, 2024 and July 1, 2023 of approximately zero and $0.1 million, respectively and paid interest to the Company for the six months ended June 29, 2024 and July 1, 2023 of approximately $1.6 million and $0.6 million, respectively. As of June 29, 2024 and December 30, 2023, zero was owed to Darling Green under the 2023 DGD Loan Agreement and the 2019 DGD Loan Agreement, respectively. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

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

(22)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Six Months Ended
	June 29, 2024	July 1, 2023
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(27,299)	$(6,375)
Cash paid during the period for:
Interest, net of capitalized interest	$127,264	$105,420
Income taxes, net of refunds	$55,839	$87,966
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$33,857	$46,549
Non-cash financing activities
Debt issued for assets	$(2,205)	$(50)

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 28, 2024 and in the Company’s other public filings with the SEC.

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

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company’s Consolidated Financial Statements for the period ended June 29, 2024 included herein, (ii) the conversion of organic sludge and food waste into biogas in

Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended December 30, 2023, as filed with the SEC on February 28, 2024.

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

Results of Operations

Three Months Ended June 29, 2024 Compared to Three Months Ended July 1, 2023

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

Prices for finished product commodities that the Company produces in the Feed Ingredients segment are reported each business day on the Jacobsen Index (the “Jacobsen”), an established North American trading exchange price publisher. The Jacobsen reports industry sales from the prior day's activity by product. Included on the Jacobsen are reported prices for finished products such as protein (primarily meat and bone meal (“MBM”), poultry meal (“PM”) and feather meal (“FM”)), hides, fats (primarily bleachable fancy tallow (“BFT”) and yellow grease (“YG”)) and corn, which is a substitute commodity for the Company’s bakery by-product (“BBP”), as well as a range of other branded and value-added products, which are products of the Company’s Feed Ingredients segment. In the United States and South America, the Company regularly monitors the Jacobsen for MBM, PM, FM, BFT, YG and corn because it provides a daily indication of the Company’s U.S. and Brazilian revenue performance against business plan benchmarks. In Europe and South America, the Company regularly monitors Thomson Reuters (“Reuters”) to track the competing commodities palm oil and soy meal.

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2024, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2024, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2023 are as follows:

	Avg. Price 2nd Quarter 2024	Avg. Price 2nd Quarter 2023	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 290.51/ton	$ 464.27/ton	$ (173.76)/ton	(37.4)%
Feed Grade PM (Mid-South)	$ 371.25/ton	$ 485.56/ton	$ (114.31)/ton	(23.5)%
Pet Food PM (Mid-South)	$ 785.69/ton	$ 934.67/ton	$ (148.98)/ton	(15.9)%
Feather meal (Mid-South)	$ 490.32/ton	$ 577.87/ton	$ (87.55)/ton	(15.2)%
BFT (Chicago)	$ 46.29/cwt	$ 56.61/cwt	$ (10.32)/cwt	(18.2)%
YG (Illinois)	$ 35.85/cwt	$ 46.06/cwt	$ (10.21)/cwt	(22.2)%
Corn (Illinois)	$ 4.48/bushel	$ 6.68/bushel	$ (2.20)/bushel	(32.9)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,040.00/MT	$ 958.00/MT	$ 82.00/MT	8.6%
Soy meal (CIF Rotterdam)	$ 451.00/MT	$ 516.00/MT	$ (65.00)/MT	(12.6)%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2024, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2024.

	Avg. Price 2nd Quarter 2024	Avg. Price 1st Quarter 2024	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 290.51/ton	$ 292.91/ton	$ (2.40)/ton	(0.8)%
Feed Grade PM (Mid-South)	$ 371.25/ton	$ 407.17/ton	$ (35.92)/ton	(8.8)%
Pet Food PM (Mid-South)	$ 785.69/ton	$ 737.17/ton	$ 48.52/ton	6.6%
Feather meal (Mid-South)	$ 490.32/ton	$ 514.96/ton	$ (24.64)/ton	(4.8)%
BFT (Chicago)	$ 46.29/cwt	$ 43.25/cwt	$ 3.04/cwt	7.0%
YG (Illinois)	$ 35.85/cwt	$ 31.71/cwt	$ 4.14/cwt	13.1%
Corn (Illinois)	$ 4.48/bushel	$ 4.42/bushel	$ 0.06/bushel	1.4%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,040.00/MT	$ 999.00/MT	$ 41.00/MT	4.1%
Soy meal (CIF Rotterdam)	$ 451.00/MT	$ 464.00/MT	$ (13.00)/MT	(2.8)%

Segment Results

Segment operating income for the three months ended June 29, 2024 was $148.5 million, which reflects a decrease of $(208.2) million or (58.4)% as compared to the three months ended July 1, 2023.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 29, 2024
Net sales	$934,147	$378,841	$142,304	$—	$1,455,292
Cost of sales and operating expenses	737,871	276,760	113,790	—	1,128,421
Gross margin	196,276	102,081	28,514	—	326,871

Gross margin %	21.0%	26.9%	20.0%	—%	22.5%

Loss/(gain) on sale of assets	205	37	(20)	—	222
Selling, general and administrative expenses	74,015	28,844	8,409	18,463	129,731
Acquisition and integration costs	—	—	—	1,130	1,130
Change in fair value of contingent consideration	(33,122)	—	—	—	(33,122)
Depreciation and amortization	86,444	27,372	8,723	2,066	124,605
Equity in net income of Diamond Green Diesel	—	—	44,197	—	44,197
Segment operating income/(loss)	68,734	45,828	55,599	(21,659)	148,502

Equity in net income of other unconsolidated subsidiaries	3,017	—	—	—	3,017
Segment income/(loss)	71,751	45,828	55,599	(21,659)	151,519

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 1, 2023
Net sales	$1,141,661	$476,093	$139,867	$—	$1,757,621
Cost of sales and operating expenses	876,413	371,095	112,194	—	1,359,702
Gross margin	265,248	104,998	27,673	—	397,919

Gross margin %	23.2%	22.1%	19.8%	—%	22.6%

Loss/(gain) on sale of assets	322	2	(65)	—	259
Selling, general and administrative expenses	77,406	33,684	4,971	20,690	136,751
Restructuring and asset impairment charges	—	896	—	—	896
Acquisition and integration costs	—	—	—	1,706	1,706
Change in fair value of contingent consideration	(7,499)	—	—	—	(7,499)
Depreciation and amortization	82,575	28,445	8,567	2,499	122,086
Equity in net income of Diamond Green Diesel	—	—	212,964	—	212,964
Segment operating income/(loss)	112,444	41,971	227,164	(24,895)	356,684

Equity in net income of other unconsolidated subsidiaries	1,849	—	—	—	1,849
Segment income/(loss)	114,293	41,971	227,164	(24,895)	358,533

Feed Ingredients Segment

Raw material volume. In the three months ended June 29, 2024, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 3.10 million metric tons. Compared to the three months ended July 1, 2023, overall raw material volume processed in the Feed Ingredients segment decreased 0.3%.

Sales. Net sales decreased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales three months ended July 1, 2023	$404.0	$434.0	$73.4	$911.4	$146.3	$67.3	$16.6	$1,141.6
Increase (decrease) in sales volumes	(14.6)	7.1	—	(7.5)	(20.3)	(4.9)	—	(32.7)
Decrease in finished product prices	(73.4)	(56.6)	—	(130.0)	(29.6)	(13.9)	—	(173.5)
Decrease due to currency exchange rates	(1.3)	(1.9)	(0.4)	(3.6)	(0.2)	—	—	(3.8)
Other change	—	—	6.5	6.5	—	—	(3.9)	2.6
Total change	(89.3)	(51.4)	6.1	(134.6)	(50.1)	(18.8)	(3.9)	(207.4)
Net sales three months ended June 29, 2024	$314.7	$382.6	$79.5	$776.8	$96.2	$48.5	$12.7	$934.2

Margins. In the Feed Ingredients segment for the three months ended June 29, 2024, the gross margin percentage decreased to 21.0% as compared to 23.2% for the comparable period of fiscal 2023. The decrease in margin was primarily due to lower overall finished product prices as compared to fiscal 2023.

Segment operating income. Feed Ingredients operating income for the three months ended June 29, 2024 was $68.7 million, a decrease of $(43.7) million or (38.9)% as compared to the three months ended July 1, 2023. The decrease was primarily due to lower overall finished product prices that were partially offset by a gain from the reduction of the recorded FASA contingent consideration liability as compared to fiscal 2023.

Food Ingredients Segment

Raw material volume. In the three months ended June 29, 2024, the raw material processed by the Company’s Food Ingredients segment totaled approximately 305,000 metric tons. Compared to the three months ended July 1, 2023, overall raw material volume processed in the Food Ingredients segment decreased approximately 7.9%. This decrease was primarily due to strategic reductions in raw material purchases.

Sales. Net sales decreased in the Food Ingredients segment primarily due to a decrease in collagen prices that more than offset the increase in collagen sales volumes and increases in fat prices.

Margins. In the Food Ingredients segment for the three months ended June 29, 2024, the gross margin percentage increased to 26.9% as compared to 22.1% for the comparable period of fiscal 2023. The increase was primarily due to margins being lower in the prior year because of a step-up of inventory value in purchase accounting related to the Gelnex Acquisition in fiscal 2023.

Segment operating income. Food Ingredients operating income was $45.8 million for the three months ended June 29, 2024, an increase of $3.8 million or 9.0% as compared to the three months ended July 1, 2023. The increase was primarily due to an increase in margins and lower selling and general and administrative costs as compared to fiscal 2023.

Fuel Ingredients Segment

Raw material volume. In the three months ended June 29, 2024, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 362,000 metric tons. Compared to the three months ended July 1, 2023, overall raw material volume processed in the Fuel Ingredients segment increased approximately 4.3%.

Sales. Net sales increased in the Fuel Ingredients segment primarily due to higher sales volumes.

Margins. In the Fuel Ingredients segment for the three months ended June 29, 2024, the gross margin percentage increased to 20.0% as compared to 19.8% for the comparable period of fiscal 2023. The increase was primarily due to improved spread management from lower priced raw materials as compared to fiscal 2023.

Segment operating income. The Company’s Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended June 29, 2024 was $55.6 million, a decrease of $(171.6) million or (75.5)% as compared to the same period in fiscal 2023. The decrease in earnings is primarily due to lower sales volumes at the DGD Joint Venture, a decrease in renewable identification number (RIN) prices, lower values for LCFS credits, a planned catalyst turnaround at the Port Arthur plant and the recording of a lower-of cost-or-market reserve by the DGD Joint Venture related to lower market prices.

Foreign Currency Exchange

    During the second quarter of fiscal 2024, the euro, the Brazilian real and the Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2023. Using actual results for the three months ended June 29, 2024 and using the prior year's average currency rate for the three months ended July 1, 2023, foreign currency translation would result in an increase in operating income of approximately $1.8 million. The average rates for the three months ended June 29, 2024 were €1.00:$1.08, R$1.00:$0.19 and C$1.00:$0.73 as compared to the average rates for the three months ended July 1, 2023 of €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.74, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $18.5 million during the three months ended June 29, 2024, compared to approximately $20.7 million during the three months ended July 1, 2023, a decrease of $2.2 million. The decrease is due primarily to lower consulting and professional fees expense.

Acquisition and Integration costs. Acquisition and integration costs were approximately $1.1 million during the three months ended June 29, 2024 as compared to $1.7 million for the same period in fiscal 2023. These costs primarily relate to the Gelnex Acquisition and the Miropasz Acquisition for the three months ended June 29, 2024 and primarily related to the Gelnex Acquisition, the FASA Acquisition and the Valley Proteins acquisition for the three months ended July 1, 2023.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $2.1 million for the three months ended June 29, 2024 as compared to $2.5 million for the three months ended July 1, 2023. The decrease is due to certain assets becoming fully depreciated.

Interest Expense. Interest expense was $69.2 million during the three months ended June 29, 2024, compared to $70.2 million during the three months ended July 1, 2023, a decrease of $1.0 million. The decrease in interest expense was primarily due to a reduction in term loan A debt, the payoff of term loan B and a reduction in other debt interest due to debt repayments that more than offset an increase in interest expense from higher revolver borrowings as compared to the same period in fiscal 2023.

Foreign Currency Gain.  Foreign currency gains were $0.4 million for the three months ended June 29, 2024 as compared to foreign currency gains of $2.5 million for the three months ended July 1, 2023. The decrease in currency gains is due primarily to a decrease in gains on the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2023.

Other Income/(Expense), net. Other expense was $0.6 million in the three months ended June 29, 2024, compared to other income of $5.1 million for the three months ended July 1, 2023. The decrease in other income was primarily due to a decrease in interest income and casualty gains as compared to the same period in fiscal 2023.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $0.8 million for the three months ended June 29, 2024, compared to income tax expense of $40.7 million recorded in the three months ended July 1, 2023, a decrease of $39.9 million, which was primarily due to decreased pre-tax earnings of the Company and the relative impact of biofuel tax incentives. The effective tax rates for the three months ended June 29, 2024 and July 1, 2023 were 0.9% and 13.8%, respectively. The effective tax rate for the three months ended June 29, 2024 differed from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), nontaxable change in FASA contingent consideration, certain taxable income inclusion items in the U.S. based on foreign earnings and biofuel tax incentives. The effective tax rate for the three months ended July 1, 2023 differed from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and biofuel tax incentives. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 29.0% for the three months ended June 29, 2024, compared to 25.8% for the three months ended July 1, 2023.

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

Pro forma Adjusted EBITDA to Foreign Currency is not a recognized accounting measurement under GAAP. The Company evaluates the impact of foreign currency on its adjusted EBITDA. DGD Joint Venture Adjusted EBITDA (Darling’s share) is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP).

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes.  In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at June 29, 2024.  However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other non-recurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income/(loss) plus depreciation and amortization.

DGD Joint Venture Adjusted EBITDA (Darling’s share) is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income or equity in net income of Diamond Green Diesel, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity, and is not intended to be a presentation in accordance with GAAP. The Company calculates DGD Joint Venture Adjusted EBITDA (Darling’s share) by taking DGD’s operating income plus DGD’s depreciation, amortization and accretion expense and then multiplying by 50% to get Darling's share of DGD’s EBITDA.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
Second Quarter 2024 as compared to Second Quarter 2023

	Three Months Ended
(dollars in thousands)	June 29, 2024	July 1, 2023
Net income attributable to Darling	$78,866	$252,383
Depreciation and amortization	124,605	122,086
Interest expense	69,225	70,193
Income tax expense	774	40,712
Restructuring and asset impairment charges	—	896
Acquisition and integration costs	1,130	1,706
Change in fair value of contingent consideration	(33,122)	(7,499)
Foreign currency gain	(413)	(2,490)
Other expense/(income), net	568	(5,079)
Equity in net income of Diamond Green Diesel	(44,197)	(212,964)
Equity in net income of other unconsolidated subsidiaries	(3,017)	(1,849)
Net income attributable to non-controlling interests	2,499	2,814
Darling’s Adjusted EBITDA	$196,918	$260,909

Foreign currency exchange impact (1)	1,765	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$198,683	$260,909

DGD Joint Venture Adjusted EBITDA (Darling’s Share)	$76,642	$247,398

Darling plus Darling’s share of DGD Joint Venture Adjusted EBITDA	$273,560	$508,307

(1) The average rates for the three months ended June 29, 2024 were €1.00:$1.08, R$1.00:$0.19 and C$1.00:$0.73 as compared to the average rates for the three months ended July 1, 2023 of €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.74, respectively.

Six Months Ended June 29, 2024 Compared to Six Months Ended July 1, 2023

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first six months of fiscal 2024, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2024, compared to average Jacobsen and Reuters prices for the first six months of fiscal 2023 are as follows:

	Avg. Price First Six Months 2024	Avg. Price First Six Months 2023	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 291.71/ton	$ 450.06/ton	$ (158.35)/ton	(35.2)%
Feed Grade PM (Mid-South)	$ 389.21/ton	$ 446.25/ton	$ (57.04)/ton	(12.8)%
Pet Food PM (Mid-South)	$ 761.43/ton	$ 839.21/ton	$ (77.78)/ton	(9.3)%
Feather meal (Mid-South)	$ 502.64/ton	$ 587.30/ton	$ (84.66)/ton	(14.4)%
BFT (Chicago)	$ 44.77/cwt	$ 59.00/cwt	$ (14.23)/cwt	(24.1)%
YG (Illinois)	$ 33.78/cwt	$ 48.58/cwt	$ (14.80)/cwt	(30.5)%
Corn (Illinois)	$ 4.45/bushel	$ 6.76/bushel	$ (2.31)/bushel	(34.2)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,020.00/MT	$ 976.00/MT	$ 44.00/MT	4.5%
Soy meal (CIF Rotterdam)	$ 458.00/MT	$ 556.00/MT	$ (98.00)/MT	(17.6)%

Segment Results

Segment operating income for the six months ended June 29, 2024 was $285.7 million, which reflects a decrease of $(326.8) million or (53.4)% as compared to the six months ended July 1, 2023.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 29, 2024
Net sales	$1,823,995	$770,123	$281,473	$—	$2,875,591
Cost of sales and operating expenses	1,443,640	574,905	226,542	—	2,245,087
Gross margin	380,355	195,218	54,931	—	630,504

Gross margin %	20.9%	25.3%	19.5%	—%	21.9%

Loss/(gain) on sale of assets	337	(257)	(432)	—	(352)
Selling, general and administrative expenses	151,153	60,588	17,154	39,979	268,874
Acquisition and integration costs	—	—	—	5,184	5,184
Change in fair value of contingent consideration	(58,371)	—	—	—	(58,371)
Depreciation and amortization	174,013	56,240	17,390	4,471	252,114
Equity in net income of Diamond Green Diesel	—	—	122,616	—	122,616
Segment operating income/(loss)	113,223	78,647	143,435	(49,634)	285,671

Equity in net income of other unconsolidated subsidiaries	5,327	—	—	—	5,327
Segment income/(loss)	118,550	78,647	143,435	(49,634)	290,998

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 1, 2023
Net sales	$2,379,155	$872,485	$297,153	$—	$3,548,793
Cost of sales and operating expenses	1,826,485	661,210	238,980	—	2,726,675
Gross margin	552,670	211,275	58,173	—	822,118

Gross margin %	23.2%	24.2%	19.6%	—%	23.2%

Gain on sale of assets	(20)	(19)	(29)	—	(68)
Selling, general and administrative expenses	152,097	66,806	11,163	42,151	272,217
Restructuring and asset impairment charges	92	5,328	—	—	5,420
Acquisition and integration costs	—	—	—	8,728	8,728
Change in fair value of contingent consideration	(7,499)	—	—	—	(7,499)
Depreciation and amortization	172,895	42,918	16,960	5,319	238,092
Equity in net income of Diamond Green Diesel	—	—	307,301	—	307,301
Segment operating income/(loss)	235,105	96,242	337,380	(56,198)	612,529

Equity in net income of other unconsolidated subsidiaries	1,969	—	—	—	1,969
Segment income/(loss)	237,074	96,242	337,380	(56,198)	614,498

Feed Ingredients Segment

Raw material volume. In the six months ended June 29, 2024, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 6.2 million metric tons. Compared to the six months ended July 1, 2023, overall raw material volume processed in the Feed Ingredients segment decreased 1.1%.

Sales. Net sales decreased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Net sales six months ended July 1, 2023	$895.6	$883.1	$140.1	$1,918.8	$284.0	$142.2	$34.2	$2,379.2
Increase (decrease) in sales volumes	(31.0)	2.5	—	(28.5)	(22.3)	(11.1)	—	(61.9)
Decrease in finished product prices	(238.3)	(135.0)	—	(373.3)	(89.5)	(37.7)	—	(500.5)
Decrease due to currency exchange rates	(0.4)	(0.4)	(0.1)	(0.9)	(0.2)	—	—	(1.1)
Other change	—	—	16.2	16.2	—	—	(7.9)	8.3
Total change	(269.7)	(132.9)	16.1	(386.5)	(112.0)	(48.8)	(7.9)	(555.2)
Net sales six months ended June 29, 2024	$625.9	$750.2	$156.2	$1,532.3	$172.0	$93.4	$26.3	$1,824.0

Margins. In the Feed Ingredients segment for the six months ended June 29, 2024, the gross margin percentage decreased to 20.9% as compared to 23.2% for the comparable period of fiscal 2023. The decrease in margin was primarily due to lower overall finished product prices as compared to fiscal 2023.

Segment operating income. Feed Ingredients operating income for the six months ended June 29, 2024 was $113.2 million, a decrease of $(121.9) million or (51.9)% as compared to the six months ended July 1, 2023. The decrease was primarily due to lower overall finished product prices that were partially offset by a gain from the reduction of the recorded FASA contingent consideration liability as compared to fiscal 2023.

Food Ingredients Segment

Raw material volume. In the six months ended June 29, 2024, the raw material processed by the Company’s Food Ingredients segment totaled approximately 605,000 metric tons. Compared to the six months ended July 1, 2023, overall raw material volume processed in the Food Ingredients segment increased approximately 1.5%.

Sales. Net sales decreased in the Food Ingredients segment primarily due to a decrease in collagen prices that more than offset an increase in sales volumes from the Gelnex Acquisition.

Margins. In the Food Ingredients segment for the six months ended June 29, 2024, the gross margin percentage increased to 25.3% as compared to 24.2% for the comparable period of fiscal 2023. The increase was primarily due to margins being lower in fiscal 2023 because of a step-up of inventory value in purchase accounting related to the Gelnex Acquisition.

Segment operating income. Food Ingredients operating income was $78.6 million for the six months ended June 29, 2024, a decrease of $(17.6) million or (18.3)% as compared to the six months ended July 1, 2023. The decrease was primarily due to lower prices for collagen, the impact of an out of period inventory adjustment and an increase in depreciation and amortization as compared to fiscal 2023.

Fuel Ingredients Segment

Raw material volume. In the six months ended June 29, 2024, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 719,000 metric tons. Compared to the six months ended July 1, 2023, overall raw material volume processed in the Fuel Ingredients segment increased approximately 3.3%.

Sales. Net sales decreased in the Fuel Ingredients segment primarily due to lower sales prices and sales volumes.

Margins. In the Fuel Ingredients segment for the six months ended June 29, 2024, the gross margin percentage decreased to 19.5% as compared to 19.6% for the comparable period of fiscal 2023.

Segment operating income. The Company’s Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the six months ended June 29, 2024 was $143.4 million, a decrease of $(194.0) million or (57.5)% as compared to the same period in fiscal 2023. The decrease in earnings was primarily due to decreases in sales volumes at the DGD Joint Venture, lower diesel fuel prices, a decrease in RIN prices, lower values for LCFS credits, the recording of a lower-of cost-or-market reserve by the DGD Joint Venture related to lower market prices and a planned catalyst turnaround at the Port Arthur plant.

Foreign Currency Exchange

    During the first six months of fiscal 2024, overall the euro, Brazilian real and Canadian dollar remained relatively unchanged against the U.S. dollar as compared to the same period in fiscal 2023. Using actual results for the six months ended June 29, 2024 and using the prior year's average currency rate for the six months ended July 1, 2023, foreign currency translation would result in an increase in operating income of approximately $0.5 million. The average rates for the six months ended June 29, 2024 were €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rates for the six months ended July 1, 2023 of €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $40.0 million during the six months ended June 29, 2024 compared to approximately $42.2 during the six months ended July 1, 2023, a decrease of $2.2 million. The decrease was due primarily to lower consulting and professional fees expense.

Acquisition and Integration costs. Acquisition and integration costs were approximately $5.2 million during the six months ended June 29, 2024 as compared to $8.7 million for the same period in fiscal 2023. These costs primarily related to the Gelnex Acquisition, the Miropasz Acquisition and FASA Acquisition for the six months ended June 29, 2024 and the Gelnex Acquisition, the Miropasz Acquisition, the FASA Acquisition and the Valley Proteins acquisition for the six months ended July 1, 2023.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $4.5 million for the six months ended June 29, 2024 as compared to $5.3 million for the six months ended July 1, 2023. The decrease was due to certain assets becoming fully depreciated.

Interest Expense. Interest expense was $132.1 million during the six months ended June 29, 2024, compared to $120.5 million during the six months ended July 1, 2023, an increase of $11.6 million. The increase in interest expense was primarily due to the fact that the term A-3 facility and term A-4 facility debt borrowed to finance the Gelnex Acquisition were outstanding for the whole six months in fiscal 2024 versus three months in fiscal 2023, an increase in revolver borrowings and an increase in interest rates as compared to the same period in fiscal 2023.

Foreign Currency Gain.  Foreign currency gains were $0.6 million for the six months ended June 29, 2024 as compared to foreign currency gains of $7.5 million for the six months ended July 1, 2023. The decrease in currency gains was due primarily to a decrease in gains on the revaluation of an intercompany note and non-functional currency assets and liabilities as compared to the same period of fiscal 2023.

Other Income, net. Other income was $8.1 million for the six months ended June 29, 2024, compared to other income of $11.2 million for the six months ended July 1, 2023. The decrease in other income was primarily due to a decrease in casualty gains as compared to the same period in fiscal 2023.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $4.7 million for the six months ended June 29, 2024, compared to income tax expense of $67.7 million recorded for the six months ended July 1, 2023, a decrease of $63.0 million, which was primarily due to decreased pre-tax earnings of the Company and the relative impact of biofuel tax incentives. The effective tax rates for the six months ended June 29, 2024 and July 1, 2023 were 2.8% and 13.2%, respectively. The effective tax rate for the six months ended June 29, 2024 differed from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), nontaxable change in FASA contingent consideration, certain taxable income inclusion items in the U.S. based on foreign earnings and biofuel tax incentives. The effective tax rate for the six months ended July 1, 2023 differed from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and biofuel tax incentives. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 27.2% for the six months ended June 30, 2024, compared to 25.7% for the six months ended July 1, 2023.

Non-U.S. GAAP Measures

For discussion of the reasons the Company’s management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company’s management uses such measures, see “Results of Operations - Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA and (Non-GAAP) Pro Forma Adjusted EBITDA
First Six Months of Fiscal 2024 as compared to First Six Months of Fiscal 2023

	Six Months Ended
(dollars in thousands)	June 29, 2024	July 1, 2023
Net income attributable to Darling	$160,023	$438,184
Depreciation and amortization	252,114	238,092
Interest expense	132,101	120,492
Income tax expense	4,681	67,686
Restructuring and asset impairment charges	—	5,420
Acquisition and integration costs	5,184	8,728
Change in fair value of contingent consideration	(58,371)	(7,499)
Foreign currency gain	(649)	(7,494)
Other income, net	(8,088)	(11,238)
Equity in net income of Diamond Green Diesel	(122,616)	(307,301)
Equity in net income of other unconsolidated subsidiaries	(5,327)	(1,969)
Net income attributable to non-controlling interests	2,930	6,868
Darling’s Adjusted EBITDA	$361,982	$549,969

Foreign currency exchange impact (1)	525	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$362,507	$549,969

DGD Joint Venture Adjusted EBITDA (Darling’s Share)	$191,702	$376,721

Darling plus Darling’s share of DGD Joint Venture Adjusted EBITDA	$553,684	$926,690

(1) The average rates for the six months ended June 29, 2024 were €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74 as compared to the average rates for the six months ended July 1, 2023 of €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at June 29, 2024. On June 29, 2024, debt outstanding under the Company’s Amended Credit Agreement, the Company’s 6% Notes, the Company’s 5.25% Notes and the Company’s 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premium	(6,030)
Carrying value of 6% Notes due 2030	$993,970

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(2,792)
Carrying value of 5.25% Notes due 2027	$497,208

3.625 % Notes due 2026 - Denominated in euros	$551,617
Less unamortized deferred loan costs	(2,136)
Carrying value of 3.625% Notes due 2026	$549,481

Amended Credit Agreement:
Term A-1 facility	$398,000
Less unamortized deferred loan costs	(456)
Carrying value of Term A-1 facility	$397,544

Term A-2 facility	$475,000
Less unamortized deferred loan costs	(640)
Carrying value of Term A-2 facility	$474,360

Term A-3 facility	$298,500
Less unamortized deferred loan costs	(697)
Carrying value of Term A-3 facility	$297,803

Term A-4 facility	$484,375
Less unamortized deferred loan costs	(834)
Carrying value of Term A-4 facility	$483,541

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	77,474
Borrowings outstanding	607,110
Letters of credit issued	990
Availability	$814,426

Other Debt	$108,370

During the first six months of fiscal 2024, the U.S. dollar increased as compared to the euro at December 30, 2023. Using the euro based debt outstanding at June 29, 2024 and comparing the closing balance sheet rate at June 29, 2024 to the balance sheet rate at December 30, 2023, the U.S. dollar debt balances of euro based debt decreased by approximately $21.0 million at June 29, 2024. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at June 29, 2024 of €1.00:$1.071 as compared to the closing balance sheet rate at December 30, 2023 of €1.00:$1.105.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. The Amended Credit

Agreement provides for senior secured credit facilities in the aggregate principal amount of $3.725 billion comprised of (i) the Company’s $525.0 million term B facility, (ii) the Company’s $400.0 million term A-1 facility, (iii) the Company’s $500.0 million term A-2 facility, (iv) the Company’s $300.0 million term A-3 facility, (v) the Company’s $500.0 million term A-4 facility and (vi) the Company’s $1.5 billion five-year revolving credit facility (up to $150.0 million of which will be available for a letter of credit subfacility and $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving credit facility is available to be borrowed by Darling, Darling Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving credit facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

•As of June 29, 2024, the Company had availability of $814.4 million under the revolving credit facility, taking into account that the Company had $607.1 million in outstanding borrowings, $77.5 million in ancillary facilities and letters of credit issued of $1.0 million.

•As of June 29, 2024, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has repaid $2.0 million, which when repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of June 29, 2024, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $25.0 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of June 29, 2024, the Company has borrowed all $300.0 million under the terms of the term A-3 facility and has repaid $1.5 million, which when repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of June 29, 2024, the Company has borrowed all $500.0 million under the terms of the term A-4 facility and has repaid $15.6 million, which when repaid by the Company cannot be reborrowed. The Term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or June 30, 2023 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of June 29, 2024, the Company has repaid all $525.0 million it had borrowed under the terms of the term B facility, none of which can be reborrowed.

•The interest rate applicable to any borrowings under the revolving credit facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings plus 1.50% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.50% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and the term A-3 facility will equal the adjusted term SOFR plus 1.625% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.50% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio.

6% Senior Notes due 2030. On June 9, 2022, Darling issued and sold $750.0 million aggregate principal amount of 6% Senior Notes due 2030 (the “6% Initial Notes”). The 6% Initial Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 9, 2022 (the “6% Base Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Truist Bank, as trustee. On August 17, 2022, Darling issued an additional $250.0 million in aggregate principal amount of its 6% Senior Notes due 2030 (the “add-on notes” and, together with the 6% Initial Notes, the “6% Notes”). The add-on notes and related guarantees, which were offered in a private offering, were issued as additional notes under the 6% Base Indenture, as supplemented by a supplemental indenture, dated as of August 17, 2022 (the “supplemental indenture” and, together with the 6% Base Indenture, the “6% Indenture”). The add-on notes have the same terms as the 6% Initial Notes (other than issue date and issue price) and, together with the 6% Initial Notes, constitute a single class of securities under the 6% Indenture. The 6% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling’s restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities.

5.25 % Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The 5.25% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling’s restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities.

3.625% Senior Notes due 2026. On May 2, 2018, Darling Global Finance B.V. issued and sold €515.0 million aggregate principal amount of 3.625% Senior Notes due 2026 (the “3.625% Notes”). The 3.625% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of May 2, 2018 (the “3.625% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, Citibank, N.A., London Branch, as trustee and principal paying agent, and Citigroup Global Markets Deutschland AG, as principal registrar. The 3.625% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling’s restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that guarantee the Senior Secured Credit Facilities.

Other debt consists of U.S., European and Chinese overdraft ancillary facilities, U.S., European and Brazilian finance lease obligations and U.S., Brazilian, Chinese and European notes arrangements that are not part of the Company’s Amended Credit Agreement, 6% Notes, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s June 29, 2024 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company’s borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company’s direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company’s subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company’s consolidated indebtedness in such a way as to maximize the Company’s ability to move cash from the Company’s subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company’s lenders as a Guarantor. Nevertheless, applicable laws under which the Company’s direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company’s access to profits from the Company’s subsidiaries or otherwise negatively impact the Company’s financial condition and therefore reduce the Company’s ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company’s ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 as filed with the SEC on February 28, 2024.

As of June 29, 2024, the Company believes it is in compliance with all of the financial covenants under the Amended Credit Agreement, as well as all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On June 29, 2024, the Company had working capital of $544.5 million and its working capital ratio was 1.57 to 1 compared to working capital of $857.5 million and a working capital ratio of 1.86 to 1 on December 30, 2023.  As of June 29, 2024, the Company had unrestricted cash of $121.6 million and funds available under the revolving credit facility of $814.4 million, compared to unrestricted cash of $126.5 million and funds available under the revolving credit facility of $832.5 million at December 30, 2023. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $410.4 million for the first six months ended June 29, 2024, as compared to net cash provided by operating activities of $405.7 million for the first six months ended July 1, 2023, an increase of $4.7 million due primarily to an increase in cash from changes in operating assets and liabilities that more than offset a decrease in distributions received from unconsolidated subsidiaries and net income. Cash used in investing activities was $387.6 million for the first six months ended June 29, 2024, compared to $1,348.4 million for the first six months ended July 1, 2023, a decrease in cash used in investing activities of $960.8 million, primarily due to a decrease in payments for acquisitions.  Net cash provided/(used) in financing activities was $(32.2) million for the first six months ended June 29, 2024, compared to $1,020.1 million for the first six months ended July 1, 2023, a decrease in net cash provided by financing activities of $1,052.3 million, primarily due to a decrease in debt borrowings utilized to finance acquisitions in the first six months ended June 29, 2024 compared to the first six months ended July 1, 2023.

Capital expenditures of $191.7 million were made during the first six months of fiscal 2024, compared to $234.3 million in the first six months of fiscal 2023. The Company expects to incur additional capital expenditures of approximately $208 million for the remainder of fiscal 2024 including compliance and expansion projects and spending related to acquired companies. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $31.6 million and $26.7 million during the first six months ended June 29, 2024 and July 1, 2023, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first six months of fiscal 2024, the Company has an accrued balance of approximately $20.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at June 29, 2024.  The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability and general liability claims.  The self-insurance reserve liability is determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.8 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon a third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended June 29, 2024 of approximately $0.2 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended June 29, 2024 of approximately $1.0 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the Russia-Ukraine war and the Israeli-Palestinian conflict, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions among the contributors to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of June 29, 2024, the Company has an aggregate accrued liability of approximately $4.5 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The DGD Joint Venture currently operates two renewable diesel plants, one located adjacent to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD St. Charles Plant”) and one located adjacent to Valero’s Port Arthur Refinery in Port Arthur, Texas (the “DGD Port Arthur Plant” and, together with the DGD St. Charles Plant, the “DGD Facilities”), with a combined renewable diesel production capacity of approximately 1.2 billion gallons per year. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Facilities using an advanced hydroprocessing-isomerization process licensed from 62P LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group, to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons. The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. Additionally, in November 2022, the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. Furthermore, in January 2023, the DGD Joint Venture partners approved a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to sustainable aviation fuel (SAF). Work on the project is underway, with completion expected in the fourth quarter of 2024 at a total estimated cost of approximately $315 million, which is expected to be primarily funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fund the remaining project costs, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million, with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company’s full $25.0 million commitment, which was repaid in fiscal 2023. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the three months ended June 29, 2024 and July 1, 2023 of approximately zero and $0.1 million, respectively, and paid interest to the Company for the six months ended June 29, 2024 and July 1, 2023 of approximately $1.6 million and $0.6 million, respectively. As of June 29, 2024 and December 30, 2023, zero was owed to Darling Green under the 2023 DGD Loan Agreement and the 2019 DGD Loan Agreement, respectively. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of June 29, 2024, the DGD Joint Venture had no borrowings outstanding under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St Charles Plant, and each partner has subsequently made $618.8 million in additional capital contributions to the DGD Joint Venture. As of June 29, 2024, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,347.2 million included on the consolidated balance sheet.

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

Financial Impact of Significant Debt Outstanding

The Company has a substantial amount of indebtedness, which could make it more difficult for the Company to satisfy its obligations to its financial lenders and its contractual and commercial commitments, limit the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements on commercially reasonable terms or at all, require the Company to use a substantial portion of its cash flows from operations to pay principal and interest on its indebtedness instead of other purposes, thereby reducing the amount of the Company’s cash flows from operations available for working capital, capital expenditures, acquisitions and other general corporate purposes, increase the Company’s vulnerability to adverse economic, industry and business conditions, expose the Company to the risk of increased interest rates as certain of the Company’s borrowings are at variable rates of interest, limit the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which the Company operates, place the Company at a competitive disadvantage compared to other, less leveraged competitors, and/or increase the Company’s cost of borrowing.

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the Russia-Ukraine war and the Israeli-Palestinian conflict and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2024 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, no decision has been made as to non-ordinary course material cash usages; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture SAF project or potential investments in additional renewable diesel or SAF projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, as well as suitable cash conservation to withstand adverse commodity cycles. The Company’s Board of Directors has approved a share repurchase program of up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2026, unless further extended or shortened by the Board of Directors. During the first six months of fiscal 2024, $29.2 million of Common Stock was repurchased under the share repurchase program. As of June 29, 2024, the Company had approximately $500.0 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $306.7 million of commodity products consisting of approximately $115.0 million of finished products, approximately $165.6 million of natural gas and diesel fuel and approximately $26.1 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at June 29, 2024.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2024 through fiscal 2028, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company’s Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company’s Amended Credit Agreement at June 29, 2024 (in thousands):

Other commercial commitments:
Standby letters of credit	$990
Standby letters of credit (ancillary facility)	30,177
Foreign and domestic bank guarantees	20,189
Total other commercial commitments:	$51,356

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 28, 2024.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 23, “New Accounting Pronouncements,” to the consolidated financial statements for a description of new accounting pronouncements.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.   Statements that are not statements of historical facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “guidance,” “outlook,” “project,” “planned,” “contemplate,” “potential,” “possible,” “proposed,” “intend,” “believe,” “anticipate,” “expect,” “may,” “will,” “would,” “should,” “could,” and similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical facts included in this report are forward looking statements, including, without limitation, the statements under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the Company’s financial position or the Company’s use of cash.  Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and other future conditions. The Company cautions readers that any such forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in its forward-looking statements as a result of a variety of factors, including many that are beyond the Company’s control.

In addition to those factors discussed elsewhere in this report and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company’s direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company’s indebtedness or other purposes; reduced demands or prices for biofuels, biogases or renewable electricity; global demands for grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand, reduced volume due to government regulations affecting animal production or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat, used cooking oil, protein or collagen (including, without limitation, collagen peptides and gelatin) finished product prices; changes to government policies around the world relating to renewable fuels and GHG emissions that adversely affect prices, margins or markets (including for the DGD Joint Venture), including programs like the U.S. government's renewable fuel standard, low carbon fuel standards, renewable fuel mandates and tax credits for biofuels both in the U.S. and abroad or loss or diminishment of tax credits due to failure to satisfy any eligibility requirements, including, without limitation, in relation to the blenders tax credit or CFPC; climate related adverse results, including with respect to the Company’s climate goals, targets or commitments; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives or products which do not meet specifications, contract requirements or regulatory standards; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), SARS, BSE, PED or other diseases associated with animal origin in the U.S. or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions, a decline in margins on the products produced by the DGD Joint Venture and issues relating to the announced SAF upgrade project (including, without limitation, operational, mechanical, product quality, market based or other such issues); risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections imposed by foreign countries; tax changes, such as global minimum tax measures, or issues related to guidance and/or regulations associated with biofuel policies, including CFPC; difficulties or a significant disruption (including, without limitation, due to cyber-attack) in the Company’s information systems, networks or the confidentiality, availability or integrity of our data or failure to implement new systems and software successfully; risks relating to possible third-party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war and the Israeli-Palestinian conflict and other associated or emerging conflicts in the Middle East; uncertainty regarding the exit of the U.K. from the European Union; uncertainty regarding any administration changes in the U.S. or elsewhere around the world, including, without limitation, impacts to trade, tariffs and/or policies impacting the Company (such as biofuel policies and mandates); and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company’s results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company’s announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company’s natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At June 29, 2024, the Company had corn option contracts, foreign exchange forward contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first and second quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-Month SOFR rate, which excludes margin. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At June 29, 2024 and December 30, 2023, the aggregate fair value of these interest rate swaps was approximately $7.3 million and $3.7 million, respectively. These amounts are included in other current assets, other assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% fixed rate while receiving a weighted average fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income (loss) associated with the interest rate differential between the U.S. dollar and a Euro denominated intercompany loan to interest income. At June 29, 2024 and December 30, 2023, the aggregate fair value of these cross currency swaps was approximately $4.0 million and $10.8 million, respectively. These amounts are included in other current assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the second quarter of fiscal 2024, the Company entered into corn option contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the first quarter of fiscal 2025. At June 29, 2024 and December 30, 2023, the aggregate fair value of these corn option contracts was approximately $1.5 million and zero, respectively. The amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023 and fiscal 2024, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2025. As of June 29, 2024 and December 30, 2023, the aggregate fair value of these foreign exchange contracts was approximately $17.4 million and $15.9 million, respectively. As of June 29, 2024, approximately $1.9 million is included in other current assets, approximately $15.7 million is included in accrued expenses and approximately $3.6 million is included in other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. As of December 30, 2023, approximately $15.9 million is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into soybean meal forward contracts and heating oil swap and option contracts from time to time. There are not any open designated soybean meal forward or heating oil swap and option contracts by the Company at June 29, 2024 and December 30, 2023, respectively.

As of June 29, 2024, the Company had the following outstanding forward contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	294,847	Euro	52,652	5.46 - 5.89	$53,046
Brazilian real	1,848,598	U.S. dollar	342,861	5.00 - 6.09	342,861
Euro	24,406	U.S. dollar	26,432	1.07 - 1.10	26,432
Euro	65,305	Polish zloty	281,945	4.31 - 4.34	69,948
Euro	10,583	Japanese yen	1,795,505	166.58 - 170.78	11,335
Euro	47,676	Chinese renminbi	371,600	7.78 - 7.82	51,066
Euro	18,088	Australian dollar	29,450	1.61 - 1.63	19,374
Euro	3,532	British pound	2,994	0.85	3,783
Polish zloty	1,454	U.S. dollar	361	4.03	361
Polish zloty	26,822	Euro	6,203	4.32 - 4.33	6,661
British pound	188	Euro	222	0.85	238
British pound	276	U.S. dollar	350	0.79	350
Japanese yen	159,644	U.S. dollar	1,004	159.01	1,004
U.S. dollar	93	Japanese yen	14,928	160.10	93
U.S. dollar	562,340	Euro	519,182	1.08	562,340
Australian dollar	201	Euro	125	1.61	134
Australian dollar	359	U.S. dollar	239	1.5	239
					$1,149,265

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $6.0 million and are included in other current assets and accrued expenses at June 29, 2024.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at June 29, 2024. These contracts have an aggregate fair value of approximately $1.3 million and are included in other current assets and accrued expenses at June 29, 2024.

As of June 29, 2024, the Company had forward purchase agreements in place for purchases of approximately $165.6 million of natural gas and diesel fuel and approximately $26.1 million of other commitments during the next five years. As of June 29, 2024, the Company had forward purchase agreements in place for purchases of approximately $115.0 million of finished product during the next five years.

Foreign Exchange

The Company has significant international operations and is subject to certain opportunities and risks, including currency fluctuations. As a result, the Company is affected by changes in foreign currency exchange rates, particularly with respect to the euro, Brazilian real, Canadian dollar, Australian dollar, Chinese renminbi, British pound, Polish zloty, and Japanese yen.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting other than internal controls being implemented at Gelnex and Miropasz.

During the first quarter of 2024, the Company acquired Miropasz. The Company is currently in the process of integrating this acquisition pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of the ongoing integration activities, and as a result, certain controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout the integration process. The Miropasz Acquisition will be excluded from management's assessment of the Company’s internal control over financial reporting for fiscal 2024, as permitted under SEC regulations.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2024

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 18 (Contingencies) on pages 27 through 28 of this Form 10-Q and is incorporated herein by reference.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 21, 2024, the Company’s Board of Directors approved the extension for an additional two years ending August 13, 2026 of its previously announced share repurchase program and refreshed the amount of the program back up to an aggregate of $500.0 million of the Company’s common stock depending on market conditions. During the first six months of fiscal 2024, the Company repurchased approximately $29.2 million, including commissions, worth of its common stock in the open market. As of June 29, 2024, the Company had approximately $500.0 million remaining under the share repurchase program initially approved in August 2017 and subsequently extended to August 13, 2026.

The following table is a summary of equity securities purchased by the Company during the second quarter of fiscal 2024.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
April 2024:
March 31, 2024 through April 27, 2024	—		—	—	$321,584,728
May 2024:
April 28, 2024 through May 25, 2024	7,408		45.55	—	321,584,728
June 2024:
May 26, 2024 through June 29, 2024	806,983		36.15	806,983	500,000,000
Total	814,391	(3)	43.20	806,983	$500,000,000

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
(3)    Includes 7,408 shares withheld for the exercise of options and taxes on restricted stock, restricted stock units, performance units and options. The 806,983 shares were repurchased at an average of $36.15 per share.
(4)    Represents purchases made during the quarter under the authorization from the Company’s Board of Directors, as announced, to repurchase up to an aggregate of $500.0 million of the Company’s common stock over the period ending August 13, 2026, unless extended or shortened by the Board of Directors.

Item 5.    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

3.1	Amended and Restated Certificate of Incorporation, effective May 7, 2024.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Brad Phillips, the Chief Financial Officer of the Company.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023; (ii) Consolidated Statements of Operations for the three and six months ended June 29, 2024 and July 1, 2023; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 29, 2024 and July 1, 2023; (iv) Consolidated Statements of Stockholders' Equity for the six months ended June 29, 2024 and July 1, 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 29, 2024 and July 1, 2023 and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 7, 2024	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)