Form 10-Q
period 2024-09-28
DARLING INGREDIENTS INC.
filed 2024-11-06
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 28, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 159,048,249 shares of common stock, $0.01 par value, outstanding at November 1, 2024.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2024

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 28, 2024 and December 30, 2023
(in thousands, except share data)

	September 28, 2024	December 30, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$114,778	$126,502
Restricted cash	39,387	292
Accounts receivable, less allowance for bad debts of $16,799 at September 28, 2024 and $15,208 at December 30, 2023	558,538	626,008
Accounts receivable due from related party - Diamond Green Diesel	18,050	172,283
Inventories	617,847	758,739
Prepaid expenses	84,619	105,657
Income taxes refundable	40,131	23,599
Other current assets	23,570	42,586
Total current assets	1,496,920	1,855,666
Property, plant and equipment, less accumulated depreciation of $2,574,130 at September 28, 2024 and $2,360,342 at December 30, 2023	2,856,229	2,935,185
Intangible assets, less accumulated amortization of $565,432 at September 28, 2024 and $748,646 at December 30, 2023	977,361	1,075,892
Goodwill	2,455,948	2,484,502
Investment in unconsolidated subsidiaries	2,332,007	2,251,629
Operating lease right-of-use assets	213,515	205,539
Other assets	222,127	234,960
Deferred income taxes	18,612	17,711
	$10,572,719	$11,061,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$114,326	$60,703
Accounts payable, principally trade	331,695	425,588
Income taxes payable	15,013	15,522
Current operating lease liabilities	59,626	55,325
Accrued expenses	541,879	440,999
Total current liabilities	1,062,539	998,137
Long-term debt, net of current portion	4,131,891	4,366,370
Long-term operating lease liabilities	158,454	154,903
Other non-current liabilities	211,011	349,809
Deferred income taxes	374,530	498,174
Total liabilities	5,938,425	6,367,393
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 174,953,659 and 174,427,981 shares issued at September 28, 2024 and December 30, 2023, respectively	1,750	1,744
Additional paid-in capital	1,724,665	1,697,787
Treasury stock, at cost; 15,909,737 and 14,894,192 shares at September 28, 2024 and December 30, 2023, respectively	(667,346)	(629,008)
Accumulated other comprehensive loss	(417,885)	(198,346)
Retained earnings	3,910,226	3,733,254
Total Darling's stockholders’ equity	4,551,410	4,605,431
Noncontrolling interests	82,884	88,260
Total stockholders' equity	4,634,294	4,693,691
	$10,572,719	$11,061,084
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 28, 2024 and September 30, 2023
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales to third parties	$1,157,075	$1,348,602	$3,551,392	$4,233,769
Net sales to related party - Diamond Green Diesel	264,816	276,602	746,090	940,228
Total net sales	1,421,891	1,625,204	4,297,482	5,173,997
Costs and expenses:
Cost of sales and operating expenses (excludes depreciation and amortization, shown separately below)	1,108,319	1,238,733	3,353,406	3,965,408
Loss/(gain) on sale of assets	251	929	(101)	861
Selling, general and administrative expenses	115,717	137,697	384,591	409,914
Restructuring and asset impairment charges	—	—	—	5,420
Acquisition and integration costs	218	3,430	5,402	12,158
Change in fair value of contingent consideration	16,156	(5,559)	(42,215)	(13,058)
Depreciation and amortization	123,553	125,994	375,667	364,086
Total costs and expenses	1,364,214	1,501,224	4,076,750	4,744,789
Equity in net income of Diamond Green Diesel	2,430	54,389	125,046	361,690
Operating income	60,107	178,369	345,778	790,898

Other expense:
Interest expense	(66,846)	(70,278)	(198,947)	(190,770)
Foreign currency gain/(loss)	(134)	845	515	8,339
Other income, net	4,735	2,247	12,823	13,485
Total other expense	(62,245)	(67,186)	(185,609)	(168,946)

Equity in net income of other unconsolidated subsidiaries	3,782	1,534	9,109	3,503
Income before income taxes	1,644	112,717	169,278	625,455

Income tax expense/(benefit)	(17,471)	(15,364)	(12,790)	52,322

Net income	19,115	128,081	182,068	573,133

Net income attributable to noncontrolling interests	(2,166)	(3,055)	(5,096)	(9,923)

Net income attributable to Darling	$16,949	$125,026	$176,972	$563,210

Basic income per share	$0.11	$0.78	$1.11	$3.52
Diluted income per share	$0.11	$0.77	$1.10	$3.47

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months ended September 28, 2024 and September 30, 2023
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$19,115	$128,081	$182,068	$573,133
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	55,450	(81,497)	(177,258)	57,312
Pension adjustments	262	327	786	981
Commodities derivative adjustments	15,897	(29,288)	(18,210)	(25,826)
Interest rate swap adjustments	(5,835)	1,911	(4,998)	12,237
Foreign exchange derivative adjustments	6,067	(10,425)	(19,581)	4,466
Total other comprehensive income/(loss), net of tax	71,841	(118,972)	(219,261)	49,170
Total comprehensive income/(loss)	$90,956	$9,109	$(37,193)	$622,303
Comprehensive income attributable to noncontrolling interests	1,220	3,935	5,374	7,632
Comprehensive income/(loss) attributable to Darling	$89,736	$5,174	$(42,567)	$614,671

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 28, 2024 and September 30, 2023
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 30, 2023	159,533,789	$1,744	$1,697,787	$(629,008)	$(198,346)	$3,733,254	$4,605,431	$88,260	$4,693,691
Net income	—	—	—	—	—	81,157	81,157	431	81,588
Pension adjustments, net of tax	—	—	—	—	262	—	262	—	262
Commodities derivative adjustments, net of tax	—	—	—	—	(31,758)	—	(31,758)	—	(31,758)
Interest rate swap adjustments, net of tax	—	—	—	—	4,077	—	4,077	—	4,077
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(6,859)	—	(6,859)	—	(6,859)
Foreign currency translation adjustments	—	—	—	—	(65,840)	—	(65,840)	1,170	(64,670)
Issuance of non-vested stock	—	—	47	—	—	—	47	—	47
Stock-based compensation	—	—	12,789	—	—	—	12,789	—	12,789
Treasury stock	(179,955)	—	—	(7,908)	—	—	(7,908)	—	(7,908)
Issuance of common stock	425,723	5	1,726	—	—	—	1,731	—	1,731
Balances at March 30, 2024	159,779,557	$1,749	$1,712,349	$(636,916)	$(298,464)	$3,814,411	$4,593,129	$89,861	$4,682,990
Net income	—	—	—	—	—	78,866	78,866	2,499	81,365
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(10,750)	(10,750)
Pension adjustments, net of tax	—	—	—	—	262	—	262	—	262
Commodities derivative adjustments, net of tax	—	—	—	—	(2,349)	—	(2,349)	—	(2,349)
Interest rate swap adjustments, net of tax	—	—	—	—	(3,240)	—	(3,240)	—	(3,240)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(18,789)	—	(18,789)	—	(18,789)
Foreign currency translation adjustments	—	—	—	—	(168,092)	—	(168,092)	54	(168,038)
Issuance of non-vested stock	—	—	46	—	—	—	46	—	46
Stock-based compensation	—	—	10,708	—	—	—	10,708	—	10,708
Treasury stock	(814,398)	—	—	(29,629)	—	—	(29,629)	—	(29,629)
Issuance of common stock	18,267	—	37	—	—	—	37	—	37
Balances at June 29, 2024	158,983,426	$1,749	$1,723,140	$(666,545)	$(490,672)	$3,893,277	$4,460,949	$81,664	$4,542,613
Net income	—	—	—	—	—	16,949	16,949	2,166	19,115
Pension adjustments, net of tax	—	—	—	—	262	—	262	—	262
Commodities derivative adjustments, net of tax	—	—	—	—	15,897	—	15,897	—	15,897
Interest rate swap adjustments, net of tax	—	—	—	—	(5,835)	—	(5,835)	—	(5,835)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	6,067	—	6,067	—	6,067
Foreign currency translation adjustments	—	—	—	—	56,396	—	56,396	(946)	55,450
Issuance of non-vested stock	—	—	47	—	—	—	47	—	47
Stock-based compensation	—	—	1,146	—	—	—	1,146	—	1,146
Treasury stock	(21,192)	—	—	(801)	—	—	(801)	—	(801)
Issuance of common stock	81,688	1	332	—	—	—	333	—	333
Balances at September 28, 2024	159,043,922	$1,750	$1,724,665	$(667,346)	$(417,885)	$3,910,226	$4,551,410	$82,884	$4,634,294

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 28, 2024 and September 30, 2023
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

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 28, 2024 and September 30, 2023
(in thousands)
(unaudited)

	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net Income	$182,068	$573,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375,667	364,086
Loss/(gain) on sale of assets	(101)	861
Change in fair value of contingent consideration	(42,215)	(13,058)
Gain on insurance proceeds from insurance settlements	(6,585)	(13,836)
Deferred taxes	(119,991)	(18,192)
Increase in long-term pension liability	1,494	809
Stock-based compensation expense	24,783	27,046
Deferred loan cost amortization	4,205	4,674
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(134,155)	(365,193)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	115,558	168,277
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	225,923	25,731
Income taxes refundable/payable	(16,525)	(39,123)
Inventories and prepaid expenses	151,834	(22,694)
Accounts payable and accrued expenses	(28,517)	(39,570)
Other	(48,551)	29,337
Net cash provided by operating activities	684,892	682,288
Cash flows from investing activities:
Capital expenditures	(259,133)	(380,556)
Acquisitions, net of cash acquired	(116,712)	(1,093,183)
Investment in Diamond Green Diesel	(90,000)	(75,000)
Investment in other unconsolidated subsidiaries	(27)	(27)
Loan to Diamond Green Diesel	(100,000)	—
Loan repayment from Diamond Green Diesel	100,000	25,000
Gross proceeds from disposal of property, plant and equipment and other assets	6,707	4,817
Proceeds from insurance settlement	6,585	13,836
Payments related to routes and other intangibles	(13)	(1,521)
Net cash used in investing activities	(452,593)	(1,506,634)
Cash flows from financing activities:
Proceeds from long-term debt	5,583	812,348
Payments on long-term debt	(38,959)	(102,463)
Borrowings from revolving credit facility	1,332,617	1,972,953
Payments on revolving credit facility	(1,526,825)	(1,707,840)
Net cash overdraft financing	39,771	6,008
Acquisition hold-back payments	(157)	—
Deferred loan costs	—	(9)
Issuance of common stock	437	—
Repurchase of common stock	(29,192)	(52,941)
Minimum withholding taxes paid on stock awards	(7,827)	(17,278)
Distributions to noncontrolling interests	(8,696)	(8,628)
Net cash provided/(used) in financing activities	(233,248)	902,150
Effect of exchange rate changes on cash	(2,561)	25,559
Net increase/(decrease) in cash, cash equivalents and restricted cash	(3,510)	103,363
Cash, cash equivalents and restricted cash at beginning of period	264,450	150,168
Cash, cash equivalents and restricted cash at end of period	$260,940	$253,531

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 28, 2024
(unaudited)

(1)General

The accompanying consolidated financial statements for the nine month periods ended September 28, 2024 and September 30, 2023, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 30, 2023.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of September 28, 2024, and include the 13 and 39 weeks ended September 28, 2024, and the 13 and 39 weeks ended September 30, 2023.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of September 28, 2024, primarily represents the current portion of acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. At December 30, 2023, restricted cash primarily represents amounts set aside as collateral for foreign construction projects and U.S. environmental claims and was insignificant to the Company. Restricted cash included in other long term assets on the Consolidated Balance Sheet as of September 28, 2024 and December 30, 2023, primarily represents the long term acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	September 28, 2024	December 30, 2023
Cash and cash equivalents	$114,778	$126,502
Restricted cash	39,387	292
Restricted cash included in other long-term assets	106,775	137,656
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$260,940	$264,450

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third party banks without recourse for cash less a nominal fee. For the three months ended September 28, 2024 and September 30, 2023, the Company sold approximately $125.1 million and $110.2 million of its trade receivables and incurred approximately $1.8 million and $1.7 million in fees, respectively, which are recorded as interest expense. For the nine months ended September 28, 2024 and September 30, 2023, the Company sold approximately $420.7 million and $402.2 million of its trade receivables and incurred approximately $6.3 million and $5.4 million in fees, respectively, which are recorded as interest expense.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		September 28, 2024			September 30, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$16,949	159,200	$0.11	$125,026	159,727	$0.78
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,875			3,409
Less: Pro forma treasury shares		(1,084)			(711)
Diluted:
Net income attributable to Darling	$16,949	160,991	$0.11	$125,026	162,425	$0.77

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		September 28, 2024			September 30, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income attributable to Darling	$176,972	159,609	$1.11	$563,210	159,894	$3.52
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,937			3,378
Less: Pro forma treasury shares		(1,012)			(735)
Diluted:
Net income attributable to Darling	$176,972	161,534	$1.10	$563,210	162,537	$3.47

For the three months ended September 28, 2024 and September 30, 2023, respectively, no outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the three months ended September 28, 2024 and September 30, 2023, respectively, 578,342 and 382,404 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended September 28, 2024 and September 30, 2023, respectively, no outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the nine months ended September 28, 2024 and September 30, 2023, respectively, 585,511 and 470,213 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

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

As a result of the Russia-Ukraine war, the Israeli-Palestinian conflict, other associated or emerging conflicts in the Middle East and the current inflationary environment we have evaluated the potential impact to the

Company’s operations and for any indicators of potential triggering events that could indicate certain of the Company’s assets may be impaired. Through the nine months ended September 28, 2024, the Company has not observed any impairments of the Company’s assets or a significant change in their fair value due to the Russia-Ukraine war, the Israeli-Palestinian conflict, other associated or emerging conflicts in the Middle East or inflation.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Assets:
Cash	$195,666	$236,794
Total other current assets	1,472,709	1,640,636
Property, plant and equipment, net	3,886,783	3,838,800
Other assets	104,317	89,697
Total assets	$5,659,475	$5,805,927
Liabilities and members' equity:
Revolver	$—	$250,000
Total other current portion of long term debt	29,496	28,639
Total other current liabilities	384,496	417,918
Total long term debt	714,783	737,097
Total other long term liabilities	17,043	16,996
Total members' equity	4,513,657	4,355,277
Total liabilities and members' equity	$5,659,475	$5,805,927

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Operating revenues	$1,224,679	$1,430,666	$3,819,870	$5,356,827
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	1,126,200	1,257,766	3,300,483	4,430,485
Lower of cost or market (LCM) inventory valuation adjustment	20,310	—	57,814	—
Depreciation, amortization and accretion expense	68,303	55,118	195,503	172,040
Total costs and expenses	1,214,813	1,312,884	3,553,800	4,602,525
Operating income	9,866	117,782	266,070	754,302
Other income	5,058	2,701	14,336	6,863
Interest and debt expense, net	(10,093)	(11,705)	(30,372)	(37,785)
Income before income tax expense	4,831	108,778	$250,034	$723,380
Income tax benefit	(29)	—	(58)	—
Net income	$4,860	$108,778	$250,092	$723,380

As of September 28, 2024, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,260.2 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $2.4 million and $54.4 million for the three months ended September 28, 2024 and September 30, 2023, respectively. The Company has recorded equity in net income from the DGD Joint Venture of approximately $125.0 million and $361.7 million for the nine months ended September 28, 2024 and September 30, 2023, respectively. In December 2019, the blenders tax credit of $1.00 per gallon was extended for calendar years 2020, 2021 and 2022. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blenders tax credits were extended as is until December 31,

2024, a new Sustainable Aviation Fuel (“SAF”) blenders tax credit was introduced effective for 2023 and 2024, and a new Clean Fuels Production Credit (the “CFPC”) was created effective from 2025 through 2027. Under the IR Act, Section 40B, SAF, blended with Jet A and sold on or before December 31, 2024, receives a base credit of $1.25 per gallon plus $0.01 for each percentage point by which the lifecycle greenhouse gas (“GHG”) emissions reduction percentage exceeds 50% up to a maximum supplementary amount of $0.50. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel (adjusted for inflation each calendar year) multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. Similarly, SAF produced at a qualified facility that meets the apprenticeship and prevailing wage requirements receives a base credit of $1.75 (adjusted for inflation each calendar year) multiplied by the GHG emissions factor for SAF. In contrast to the blenders tax credit, the CFPC requires that production must take place in the United States. For the three months ended September 30, 2024 and September 30, 2023, the DGD Joint Venture recorded approximately $313.0 million and $266.4 million of blenders tax credits, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the DGD Joint Venture recorded approximately $952.2 million and $900.0 million of blenders tax credits, respectively. The blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the nine months ended September 28, 2024 and September 30, 2023, respectively, the Company made $90.0 million and $75.0 million capital contributions to the DGD Joint Venture. In the nine months ended September 28, 2024 and September 30, 2023, the Company received approximately $111.2 million and $163.6 million in dividend distributions from the DGD Joint Venture, respectively.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

Miropasz Group

On January 31, 2024, a wholly owned international subsidiary of the Company acquired all of the shares of the Miropasz Group (the “Miropasz Acquisition”), a rendering company in Poland that is now in our Feed Ingredients segment, for a cash purchase price of approximately €105.6 million (approximately $114.3 million USD at the exchange rate of €1.0:USD$1.082198 on the closing date). In addition, the Company incurred a liability of approximately €7.0 million (approximately $7.6 million USD at the exchange rate on the closing date) for acquisition consideration hold-back amount that is part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. During the third quarter of fiscal 2024, the Company received approximately $0.2 million from the sellers as a reduction of the purchase price and other immaterial adjustments. The Company recorded assets and liabilities on a preliminary basis consisting of property, plant and equipment of approximately $21.2 million, identifiable intangibles which includes routes and immaterial land use rights of approximately $34.9 million with a weighted average life of 17 years, other net assets of approximately $2.8 million which includes cash, working capital and net debt, and goodwill of approximately $62.8 million. Due to the complexity of acquiring foreign entities, the Company is still in the process of reviewing the provisional amounts recorded for taxes, and thus the final determination of the value of assets acquired and liabilities assumed may result in retrospective adjustment to taxes with a corresponding adjustment to goodwill. Goodwill is expected to strengthen the Company’s base Feed Ingredients business and is nondeductible for tax purposes.

Gelnex

On March 31, 2023, the Company acquired all of the shares of Gelnex, a leading global producer of collagen products (the “Gelnex Acquisition”). The Gelnex Acquisition includes a network of five processing facilities in South America and one in the United States. The initial purchase price of approximately $1.2 billion was comprised of an initial cash payment of approximately $1.1 billion, which consisted of a payment of approximately R$4.3 billion Brazilian real (approximately $853.3 million USD at the exchange rate of R$5.08:USD$1.00 on the closing date) and a payment of approximately $243.5 million in USD, subject to various post-closing adjustments in accordance with the stock purchase agreement. In addition, the Company incurred a liability of approximately $104.1 million for acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. The Gelnex Acquisition gives us immediate capacity to serve the growing needs of our collagen customers and the growing gelatin market. The initial purchase price was financed by borrowing all of the Company’s term A-3 facility of $300.0 million and term A-4 facility of $500.0 million, with the remainder coming through revolver borrowings under the Company’s Amended Credit Agreement. During the third quarter of fiscal 2023, the Company made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $14.1 million with an offset to goodwill. The Company obtained new information about facts and circumstances that existed at the acquisition date during the first quarter of fiscal 2024 that resulted in measurement period adjustments to increase property, plant and equipment by approximately $13.7 million, decrease intangible assets by approximately $9.5 million, decrease goodwill by approximately $9.1 million, increase deferred tax liabilities by approximately $5.1 million, increase deferred tax assets by approximately $8.1 million and a decrease in other assets and liabilities of approximately $0.1 million.

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

The $542.6 million of goodwill from the Gelnex Acquisition, which is expected to strengthen the Company’s gelatin business and expand its ability to service increased demand of its collagen customer base, is assigned to the Food Ingredients segment. Of the goodwill booked in the Gelnex Acquisition approximately $425.0 million is expected to be deductible for tax purposes. The identifiable intangible assets include $331.0 million in customer relationships with a weighted average life of 11.4 years and $8.5 million in trade name with a life of five years for a total weighted average life of approximately 11.3 years.

The amount of net sales and net income (loss) from the Gelnex Acquisition included in the Company’s consolidated statement of operations for the three and nine months ended September 28, 2024 was $66.9 million and $1.0 million, and $201.7 million and $(50.8) million, respectively.

As a result of the Gelnex Acquisition, effective March 31, 2023, the Company began including the operations of the Gelnex Acquisition in the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Gelnex Acquisition had occurred on January 1, 2023, for the periods presented (in thousands):

Nine Months Ended
September 30, 2023
Net sales	$5,272,264
Net income	575,912

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

The $301.9 million of goodwill from the FASA Acquisition, which is expected to strengthen the Company’s base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment and is nondeductible for tax purposes. The identifiable intangible assets include $108.6 million in routes with a weighted average life of 12 years and $10.9 million in trade name with a life of five years for a total weighted average life of approximately 11.4 years.

The Company completed other immaterial acquisitions in the first nine months of fiscal 2024 and fiscal 2023. The Company notes that pro forma results of operations discussed above do not include the Miropasz Acquisition or other acquisitions individually or in the aggregate as those acquisitions are not deemed material to net sales, total assets and net income of the Company for any period presented.

The Company incurred acquisition and integration costs of approximately $0.2 million and $3.4 million for the three months ended September 28, 2024 and September 30, 2023, respectively. The Company incurred acquisition and integration costs of approximately $5.4 million and $12.2 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	September 28, 2024	December 30, 2023
Finished product	$356,491	$448,245
Work in process	101,814	110,299
Raw material	39,406	68,188
Supplies and other	120,136	132,007
	$617,847	$758,739

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	September 28, 2024	December 30, 2023
Indefinite Lived Intangible Assets:
Trade names	$52,758	$52,507
	52,758	52,507
Finite Lived Intangible Assets:
Routes	744,808	746,868
Customer relationships	310,048	359,111
Permits	328,014	559,483
Non-compete agreements	60	395
Trade names	84,181	85,561
Royalty, consulting, land use rights and leasehold	22,924	20,613
	1,490,035	1,772,031
Accumulated Amortization:
Routes	(252,885)	(241,960)
Customer relationships	(42,790)	(29,270)
Permits	(192,538)	(407,713)
Non-compete agreements	(30)	(345)
Trade names	(70,808)	(63,660)
Royalty, consulting, land use rights and leasehold	(6,381)	(5,698)
	(565,432)	(748,646)
Total Intangible assets, less accumulated amortization	$977,361	$1,075,892

Gross intangible assets changed due to net acquisition and retirement activity in the first nine months of fiscal 2024 by approximately $28.2 million and $249.1 million, respectively, and the remaining change is due to foreign currency translation impact. Amortization expense for the three months ended September 28, 2024 and September 30, 2023, was approximately $27.9 million and $32.2 million, respectively, and for the nine months ended September 28, 2024 and September 30, 2023 was approximately $84.3 million and $91.7 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 30, 2023
Goodwill	$1,487,236	$900,707	$147,223	$2,535,166
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,471,322	897,537	115,643	2,484,502
Goodwill acquired during year	62,797	—	4,493	67,290
Measurement period adjustments	—	(9,147)	—	(9,147)
Foreign currency translation	(33,755)	(53,805)	863	(86,697)
Balance at September 28, 2024
Goodwill	1,516,278	837,755	152,579	2,506,612
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,500,364	$834,585	$120,999	$2,455,948

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 28, 2024	December 30, 2023
Compensation and benefits	$144,885	$156,357
Accrued operating expenses	71,957	86,278
Short-term acquisition hold-backs	39,409	—
Short-term contingent consideration	37,851	—
Other accrued expense	247,777	198,364
	$541,879	$440,999

(9)    Debt

Debt consists of the following (in thousands):

	September 28, 2024	December 30, 2023
Amended Credit Agreement:
Revolving Credit Facility ($68.1 million and $82.9 million denominated in € at September 28, 2024 and December 30, 2023, respectively)	$418,064	$610,875

Term A-1 facility	398,000	400,000
Less unamortized deferred loan costs	(411)	(546)
Carrying value Term A-1 facility	397,589	399,454

Term A-2 facility	475,000	481,250
Less unamortized deferred loan costs	(574)	(771)
Carrying value Term A-2 facility	474,426	480,479

Term A-3 facility	298,500	300,000
Less unamortized deferred loan costs	(629)	(832)
Carrying value Term A-3 facility	297,871	299,168

Term A-4 facility	484,375	490,625
Less unamortized deferred loan costs	(749)	(1,002)
Carrying value Term A-4 facility	483,626	489,623

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premium	(5,818)	(6,441)
Carrying value 6% Senior Notes due 2030	994,182	993,559

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(2,557)	(3,249)
Carrying value 5.25% Senior Notes due 2027	497,443	496,751

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	574,637	569,075
Less unamortized deferred loan costs - Denominated in euro	(1,941)	(2,763)
Carrying value 3.625% Senior Notes due 2026	572,696	566,312

Other Notes and Obligations	110,320	90,852
	4,246,217	4,427,073
Less Current Maturities	114,326	60,703
	$4,131,891	$4,366,370

As of September 28, 2024, the Company had outstanding debt under the revolving credit facility denominated in euros of €61.0 million and outstanding debt under the Company’s 3.625% Senior Notes due 2026 denominated in euros of €515.0 million. In addition, at September 28, 2024, the Company had finance lease obligations denominated in euros of approximately €6.6 million.

As of September 28, 2024, the Company had other notes and obligations of $110.3 million that consist of various overdraft facilities of approximately $55.2 million, Brazilian notes of approximately $25.6 million, a China working capital line of credit of approximately $1.4 million and other debt of approximately $28.1 million, including U.S. finance lease obligations of approximately $3.5 million.

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

The interest rate applicable to any borrowings under the revolving credit facility equals the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings plus 1.75% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.75% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and term A-3 facility equals the adjusted term SOFR plus 1.875% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility equals the adjusted term SOFR plus 1.75% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio.

As of September 28, 2024, the Company had (i) $350.0 million outstanding under the revolver at SOFR plus a margin of 1.75% per annum for a total of 6.70528% per annum, (ii) $398.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.875% per annum for a total of 7.22174% per annum, (iii) $475.0 million outstanding under the term A-2 facility at SOFR plus a margin of 1.75% per annum for a total of 7.09674% per annum, (iv) $298.5 million outstanding under the term A-3 facility at SOFR plus a margin 1.875% per annum for a total of 7.22174% per annum, (v) $484.4 million outstanding under the term A-4 facility at SOFR plus a margin 1.75% per annum for a total of 7.09674% per annum, (vi) €53.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.75% per annum for a total of 5.14651% per annum, and (vii) €8.0 million outstanding under the revolving credit facility at ESTR plus a margin of 0.25% per annum for a total of 3.664% per annum. As of September 28, 2024, the Company had revolving credit facility availability of $1,008.3 million, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $73.0 million and letters of credit issued of $0.7 million. The Company also had foreign bank guarantees of approximately $11.8 million that are not part of the Company’s Amended Credit Agreement at September 28, 2024.

As of September 28, 2024, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(10)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 28, 2024	December 30, 2023
Accrued pension liability	$21,455	$20,721
Reserve for self-insurance, litigation, environmental and tax matters	76,626	100,354
Long-term acquisition hold-backs	108,855	137,913
Long-term contingent consideration	—	86,495
Other	4,075	4,326
	$211,011	$349,809

(11)    Income Taxes

The Company has provided income taxes for the three and nine month periods ended September 28, 2024 and September 30, 2023, based on its estimate of the effective tax rate for the entire 2024 and 2023 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of September 28, 2024 and September 30, 2023, the Company had $10.4 million and $17.0 million, respectively, of gross unrecognized tax benefits and $2.0 million and $1.3 million, respectively, of related accrued interest and penalties. The Company’s gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

On August 16, 2022, the U.S. government enacted the IR Act that includes tax incentives for energy and climate initiatives, among other provisions. The blenders tax credits, which are refundable excise tax credits, have been extended through December 31, 2024. After 2024, the CFPC, a transferable income tax credit, becomes effective from 2025 through 2027. We are assessing these tax incentives, which could materially change our pre-tax or after-tax amounts and impact our tax rate in future years. We will continue to evaluate the applicability and effect of the IR Act as more guidance is issued.

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

(12)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and nine months ended September 28, 2024 and September 30, 2023 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(6)	$(1)	$3	$—	$(3)	$(1)
Amortization of actuarial loss	349	434	(84)	(106)	265	328
Total defined benefit pension plans	343	433	(81)	(106)	262	327
Soybean meal option derivatives
Reclassified to earnings	—	322	—	(82)	—	240
Activity recognized in other comprehensive income/(loss)	—	(361)	—	92	—	(269)
Total soybean meal option derivatives	—	(39)	—	10	—	(29)
Corn option derivatives
Reclassified to earnings	(605)	—	147	—	(458)	—
Activity recognized in other comprehensive income/(loss)	(193)	—	47	—	(146)	—
Total corn option derivatives	(798)	—	194	—	(604)	—
Heating oil derivatives at DGD (Note 15)
Activity recognized in other comprehensive income/(loss)	21,798	(39,221)	(5,297)	9,962	16,501	(29,259)
Total heating oil derivatives	21,798	(39,221)	(5,297)	9,962	16,501	(29,259)
Interest swap derivatives
Reclassified to earnings	18,069	(22,072)	(4,391)	5,606	13,678	(16,466)
Activity recognized in other comprehensive income/(loss)	(25,777)	24,633	6,264	(6,256)	(19,513)	18,377
Total interest swap derivatives	(7,708)	2,561	1,873	(650)	(5,835)	1,911
Foreign exchange derivatives
Reclassified to earnings	924	(11,677)	(305)	3,973	619	(7,704)
Activity recognized in other comprehensive income/(loss)	8,200	(4,124)	(2,752)	1,403	5,448	(2,721)
Total foreign exchange derivatives	9,124	(15,801)	(3,057)	5,376	6,067	(10,425)

Foreign currency translation	57,147	(82,571)	(1,697)	1,074	55,450	(81,497)

Other comprehensive income/(loss)	$79,906	$(134,638)	$(8,065)	$15,666	$71,841	$(118,972)

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(18)	$(1)	$8	$—	$(10)	$(1)
Amortization of actuarial loss	1,047	1,302	(251)	(320)	796	982
Total defined benefit pension plans	1,029	1,301	(243)	(320)	786	981
Soybean meal option derivatives
Reclassified to earnings	(33)	(182)	8	46	(25)	(136)
Activity recognized in other comprehensive income/(loss)	—	(448)	—	114	—	(334)
Total soybean meal option derivatives	(33)	(630)	8	160	(25)	(470)
Corn option derivatives
Reclassified to earnings	(605)	(1,537)	147	390	(458)	(1,147)
Activity recognized in other comprehensive income/(loss)	1,211	1,627	(294)	(412)	917	1,215
Total corn option derivatives	606	90	(147)	(22)	459	68
Heating oil derivatives at DGD (Note 15)
Activity recognized in other comprehensive income/(loss)	(24,628)	(34,081)	5,984	8,657	(18,644)	(25,424)
Total heating oil derivatives	(24,628)	(34,081)	5,984	8,657	(18,644)	(25,424)
Interest swap derivatives
Reclassified to earnings	(8,716)	(21,206)	2,118	5,386	(6,598)	(15,820)
Activity recognized in other comprehensive income/(loss)	2,114	37,609	(514)	(9,552)	1,600	28,057
Total interest swap derivatives	(6,602)	16,403	1,604	(4,166)	(4,998)	12,237
Foreign exchange derivatives
Reclassified to earnings	(6,471)	(23,950)	2,203	8,149	(4,268)	(15,801)
Activity recognized in other comprehensive income/(loss)	(23,219)	30,720	7,906	(10,453)	(15,313)	20,267
Total foreign exchange derivatives	(29,690)	6,770	10,109	(2,304)	(19,581)	4,466

Foreign currency translation	(176,481)	56,984	(777)	328	(177,258)	57,312

Other comprehensive income/(loss)	$(235,799)	$46,837	$16,538	$2,333	$(219,261)	$49,170

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax for the three and nine months ended September 28, 2024 and September 30, 2023 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$—	$(322)	$33	$182	Net sales
Foreign exchange contracts	(924)	11,677	6,471	23,950	Net sales
Corn option derivatives	605	—	605	1,537	Cost of sales and operating expenses
Interest swaps	(18,069)	22,072	8,716	21,206	Foreign currency gain/(loss) and interest expense
	(18,388)	33,427	15,825	46,875	Total before tax
	4,549	(9,497)	(4,476)	(13,971)	Income taxes
	(13,839)	23,930	11,349	32,904	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$6	$1	$18	$1	(a)
Amortization of actuarial loss	(349)	(434)	(1,047)	(1,302)	(a)
	(343)	(433)	(1,029)	(1,301)	Total before tax
	81	106	243	320	Income taxes
	(262)	(327)	(786)	(981)	Net of tax
Total reclassifications	$(14,101)	$23,603	$10,563	$31,923	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company’s Consolidated Financial Statement included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of September 28, 2024 as follows (in thousands):

	Nine Months Ended September 28, 2024
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/ (loss) December 30, 2023, attributable to Darling, net of tax	$(231,678)	$47,730	$(14,398)	$(198,346)
Other comprehensive loss before reclassifications	(177,258)	(31,440)	—	(208,698)
Amounts reclassified from accumulated other comprehensive income/ (loss)	—	(11,349)	786	(10,563)
Net current-period other comprehensive income/ (loss)	(177,258)	(42,789)	786	(219,261)
Noncontrolling interest	278	—	—	278
Accumulated Other Comprehensive income/ (loss) September 28, 2024, attributable to Darling, net of tax	$(409,214)	$4,941	$(13,612)	$(417,885)

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
The Company’s Board of Directors approved a share repurchase program in August 2017, then refreshed the program on June 21, 2024 back up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions, and extended the program to August 13, 2026. During the first nine months of fiscal 2024 (prior to the latest refresh), $29.2 million of Common Stock was repurchased under the share repurchase program. As of September 28, 2024, the Company had approximately $500.0 million remaining under the share repurchase program.

(14)    Employee Benefit Plans

Net pension cost for the three and nine months ended September 28, 2024 and September 30, 2023 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$795	$683	$2,369	$2,041
Interest cost	1,914	1,964	5,731	5,881
Expected return on plan assets	(1,810)	(1,805)	(5,426)	(5,413)
Amortization of prior service cost	(6)	(1)	(18)	(1)
Amortization of actuarial loss	349	434	1,047	1,302
Net pension cost	$1,242	$1,275	$3,703	$3,810

Based on annual actuarial estimates, at September 28, 2024 the Company expects to contribute approximately $4.4 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 28, 2024 and September 30, 2023 of approximately $1.8 million and $2.3 million, respectively.

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

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of September 28, 2024, the Company has an aggregate accrued liability of approximately $4.5 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                        15)    Derivatives

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

At September 28, 2024, the Company had corn option and forward contracts, foreign exchange forward contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2024 and 2023, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

Cash Flow Hedges

In the first quarter of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At September 28, 2024 and December 30, 2023, the aggregate fair value of these interest rate swaps was approximately $3.4 million and $3.7 million, respectively. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income/(loss) associated with the interest rate differential between the U.S. dollar and the Euro to interest income. At September 28, 2024 and December 30, 2023, the aggregate fair value of these cross currency swaps was approximately $15.5 million and $10.8 million, respectively. At September 28, 2024, these amounts are included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 30, 2023, these amounts are included in other current assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the second and third quarters of fiscal 2024, the Company entered into corn option and forward contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2025. At September 28, 2024 and December 30, 2023, the aggregate fair value of these corn option contracts was approximately $0.7 million and zero, respectively. The amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023 and fiscal 2024, the Company entered into foreign exchange forward contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2025. At September 28, 2024 and December 30, 2023, the aggregate fair value of these foreign exchange contracts was approximately $6.9 million and $15.9 million, respectively. These amounts are included in other current assets, other long term assets, accrued expenses and other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into soybean meal forward contracts and heating oil swap and option contracts from time to time. There were not any open designated soybean meal forward or heating oil swap and option contracts entered into by the Company at September 28, 2024 and December 30, 2023, respectively.

As of September 28, 2024, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	505,977	Euro	81,943
Brazilian real	2,062,326	U.S. dollar	371,815
Euro	58,012	U.S. dollar	64,621
Euro	71,038	Polish zloty	303,946
Euro	10,979	Japanese yen	1,757,858
Euro	29,648	Chinese renminbi	231,820
Euro	17,912	Australian dollar	29,450
Euro	4,446	British pound	3,721
Polish zloty	60,733	Euro	14,187
British pound	136	Euro	163
British pound	275	U.S. dollar	367
Japanese yen	106,948	U.S. dollar	743
U.S. dollar	94	Japanese yen	13,476
U.S. dollar	562,340	Euro	519,182
Australian dollar	179	Euro	110

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at September 28, 2024 into earnings over the next 12 months for all cash flow hedges will be approximately $11.3 million. As of September 28, 2024, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the three and nine months ended September 28, 2024 and September 30, 2023 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Foreign exchange	Foreign currency loss/(gain)	$(1,459)	$(237)	$(2,309)	$(1,473)
Foreign exchange	Net sales	(298)	709	344	(268)
Foreign exchange	Cost of sales and operating expenses	173	(329)	(126)	(449)
Foreign exchange	Selling, general and administrative expenses	(1,289)	1,096	8,283	(2,962)
Corn options and futures	Net sales	106	373	652	1,755
Corn options and futures	Cost of sales and operating expenses	319	(35)	(1,917)	(2,643)
Heating Oil swaps and options	Selling, general and administrative expenses	—	—	—	49
Soybean meal	Net sales	—	179	—	487
Total		$(2,448)	$1,756	$4,927	$(5,504)

At September 28, 2024, the Company had forward purchase agreements in place for purchases of approximately $145.7 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(16)        Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of September 28, 2024 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at September 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$8,000	$—	$8,000	$—
Total Assets	$8,000	$—	$8,000	$—

Liabilities
Derivative liabilities	$35,421	$—	$35,421	$—
Contingent consideration	37,851	—	—	37,851
Total Liabilities	$73,272	$—	$35,421	$37,851

		Fair Value Measurements at December 30, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$29,000	$—	$29,000	$—
Total Assets	$29,000	$—	$29,000	$—

Liabilities
Derivative liabilities	$19,997	$—	$19,997	$—
Contingent consideration	86,495	—	—	86,495
Total Liabilities	$106,492	$—	$19,997	$86,495

Derivative assets and liabilities consist of the Company’s corn option and future contracts, foreign currency forward and option contracts, interest rate swap contracts and cross currency swap contracts which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk.  See Note 15 (Derivatives) to the Company’s Consolidated Financial Statements included herein for discussion on the Company’s derivatives.

The fair value measurement of contingent consideration liability uses significant unobservable inputs (level 3). We estimated the fair value of the FASA contingent consideration using a Monte Carlo simulation methodology from a third-party that includes simulating the forecasted net income or earnings plus interest expense, taxes, depreciation and amortization (“EBITDA”) using a Geometric Brownian Motion in a risk-neutral framework. The assumptions used in the FASA contingent consideration analysis as of September 28, 2024 included the EBITDA forecast through the remaining term of the contingent consideration, an EBITDA discount rate, an EBITDA volatility, credit spread, risk-free rate and exchange rate. Significant increases and decreases in these inputs could result in a significantly lower or higher fair value measurement of the FASA contingent consideration. The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 30, 2023	$86,495
Total included in earnings during period	(42,215)
Exchange rate changes	(6,429)
Balance as of September 28, 2024	$37,851

Fair value of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurements at September 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$1,010,400	$—	$1,010,400	$—
5.25% Senior notes	497,500	—	497,500	—
3.625% Senior notes	571,247	—	571,247	—
Term loan A-1	396,010	—	396,010	—
Term loan A-2	472,625	—	472,625	—
Term loan A-3	297,008	—	297,008	—
Term loan A-4	481,953	—	481,953	—
Revolver debt	413,883	—	413,883	—
Total Liabilities	$4,140,626	$—	$4,140,626	$—

		Fair Value Measurements at December 30, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$1,000,000	$—	$1,000,000	$—
5.25% Senior notes	493,100	—	493,100	—
3.625% Senior notes	560,994	—	560,994	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	478,844	—	478,844	—
Term loan A-3	298,500	—	298,500	—
Term loan A-4	488,172	—	488,172	—
Revolver debt	604,766	—	604,766	—
Total Liabilities	$4,322,376	$—	$4,322,376	$—

The fair value of the senior notes, term loan A-1, term loan A-2, term loan A-3, term loan A-4 and revolver debt is based on market quotation from third-party banks. The carrying amount of the Company’s other debt is not deemed to be significantly different from the fair value and all other instruments have been recorded at fair value.

The carrying amount of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments and as such has been excluded from the table above.

(17)    Restructuring and Asset Impairment Charges

In December 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts plant in 2023. In addition to charges incurred in fiscal 2022, the Company incurred additional restructuring charges in the first nine months of fiscal 2023 in the Food Segment for employee termination costs of approximately $5.3 million. In addition, the Company incurred approximately $0.1 million of employee termination costs in the first nine months of fiscal 2023 in the Feed Segment related to closing down of a processing location in Europe and transferring the material to another processing location in Europe.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental, litigation and tax contingencies. At September 28, 2024 and December 30, 2023, the reserves for insurance, regulatory, governmental, environmental, litigation and tax contingencies reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $96.6 million and $95.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $36.0 million as of September 28, 2024 and December 30, 2023, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the pending lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 28, 2024
Total net sales	$927,457	$357,292	$137,142	$—	$1,421,891
Cost of sales and operating expenses	727,642	271,861	108,816	—	1,108,319
Gross margin	199,815	85,431	28,326	—	313,572

Loss/(gain) on sale of assets	204	49	(2)	—	251
Selling, general and administrative expenses	67,445	28,351	7,757	12,164	115,717
Acquisition and integration costs	—	—	—	218	218
Change in fair value of contingent consideration	16,156	—	—	—	16,156
Depreciation and amortization	85,480	26,743	9,297	2,033	123,553
Equity in net income of Diamond Green Diesel	—	—	2,430	—	2,430
Segment operating income/(loss)	30,530	30,288	13,704	(14,415)	60,107

Equity in net income of other unconsolidated subsidiaries	3,782	—	—	—	3,782
Segment income/(loss)	34,312	30,288	13,704	(14,415)	63,889

Total other expense					(62,245)
Income before income taxes					$1,644

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 30, 2023
Total net sales	$1,047,796	$455,744	$121,664	$—	$1,625,204
Cost of sales and operating expenses	804,312	338,208	96,213	—	1,238,733
Gross margin	243,484	117,536	25,451	—	386,471

Loss/(gain) on sale of assets	833	117	(21)	—	929
Selling, general and administrative expenses	80,985	31,463	5,666	19,583	137,697
Acquisition and integration costs	—	—	—	3,430	3,430
Change in fair value of contingent consideration	(5,559)	—	—	—	(5,559)
Depreciation and amortization	88,954	25,418	9,026	2,596	125,994
Equity in net income of Diamond Green Diesel	—	—	54,389	—	54,389
Segment operating income/(loss)	78,271	60,538	65,169	(25,609)	178,369

Equity in net income of other unconsolidated subsidiaries	1,534	—	—	—	1,534
Segment income/(loss)	79,805	60,538	65,169	(25,609)	179,903

Total other expense					(67,186)
Income before income taxes					$112,717

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 28, 2024
Total net sales	$2,751,452	$1,127,415	$418,615	$—	$4,297,482
Cost of sales and operating expenses	2,171,282	846,766	335,358	—	3,353,406
Gross margin	580,170	280,649	83,257	—	944,076

Loss/(gain) on sale of assets	541	(208)	(434)	—	(101)
Selling, general and administrative expenses	218,598	88,939	24,911	52,143	384,591
Acquisition and integration costs	—	—	—	5,402	5,402
Change in fair value of contingent consideration	(42,215)	—	—	—	(42,215)
Depreciation and amortization	259,493	82,983	26,687	6,504	375,667
Equity in net income of Diamond Green Diesel	—	—	125,046	—	125,046
Segment operating income/(loss)	143,753	108,935	157,139	(64,049)	345,778

Equity in net income of other unconsolidated subsidiaries	9,109	—	—	—	9,109
Segment income/(loss)	152,862	108,935	157,139	(64,049)	354,887

Total other expense					(185,609)
Income before income taxes					$169,278

Segment assets at September 28, 2024	$4,318,626	$2,219,932	$2,611,464	$1,422,697	$10,572,719

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 30, 2023
Total net sales	$3,426,950	$1,328,229	$418,818	$—	$5,173,997
Cost of sales and operating expenses	2,630,797	999,418	335,193	—	3,965,408
Gross margin	796,153	328,811	83,625	—	1,208,589

Loss/(gain) on sale of assets	813	99	(51)	—	861
Selling, general and administrative expenses	233,082	98,269	16,829	61,734	409,914
Restructuring and asset impairment charges	92	5,328	—	—	5,420
Acquisition and integration costs	—	—	—	12,158	12,158
Change in fair value of contingent consideration	(13,058)	—	—	—	(13,058)
Depreciation and amortization	261,849	68,336	25,986	7,915	364,086
Equity in net income of Diamond Green Diesel	—	—	361,690	—	361,690
Segment operating income/(loss)	313,375	156,779	402,551	(81,807)	790,898

Equity in net income of other unconsolidated subsidiaries	3,503	—	—	—	3,503
Segment income/(loss)	316,878	156,779	402,551	(81,807)	794,401

Total other expense					(168,946)
Income before income taxes					$625,455

Segment assets at December 30, 2023	$4,702,593	$2,646,702	$2,589,145	$1,122,644	$11,061,084

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and nine months ended September 28, 2024 and September 30, 2023 (in thousands):

	Three Months Ended September 28, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$720,381	$97,658	$—	$818,039
Europe	95,625	161,630	137,142	394,397
China	8,910	53,506	—	62,416
South America	98,980	32,189	—	131,169
Other	3,561	12,309	—	15,870
Total net sales	$927,457	$357,292	$137,142	$1,421,891

Major product types
Fats	$346,870	$40,982	$—	$387,852
Used cooking oil	81,674	—	—	81,674
Proteins	369,544	—	—	369,544
Bakery	47,696	—	—	47,696
Other rendering	69,658	—	—	69,658
Food ingredients	—	289,311	—	289,311
Bioenergy	—	—	137,142	137,142
Other	12,015	26,999	—	39,014
Total net sales	$927,457	$357,292	$137,142	$1,421,891

	Nine Months Ended September 28, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,132,009	$305,283	$—	$2,437,292
Europe	304,195	497,186	418,615	1,219,996
China	21,747	176,901	—	198,648
South America	282,733	109,636	—	392,369
Other	10,768	38,409	—	49,177
Total net sales	$2,751,452	$1,127,415	$418,615	$4,297,482

Major product types
Fats	$972,792	$117,346	$—	$1,090,138
Used cooking oil	253,600	—	—	253,600
Proteins	1,119,700	—	—	1,119,700
Bakery	141,100	—	—	141,100
Other rendering	225,900	—	—	225,900
Food ingredients	—	935,659	—	935,659
Bioenergy	—	—	418,615	418,615
Other	38,360	74,410	—	112,770
Total net sales	$2,751,452	$1,127,415	$418,615	$4,297,482

	Three Months Ended September 30, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$872,493	$122,594	$—	$995,087
Europe	86,007	194,168	121,664	401,839
China	9,748	69,125	—	78,873
South America	75,801	51,639	—	127,440
Other	3,747	18,218	—	21,965
Total net sales	$1,047,796	$455,744	$121,664	$1,625,204

Major product types
Fats	$417,856	$38,242	$—	$456,098
Used cooking oil	103,135	—	—	103,135
Proteins	405,411	—	—	405,411
Bakery	63,192	—	—	63,192
Other rendering	42,659	—	—	42,659
Food ingredients	—	390,695	—	390,695
Bioenergy	—	—	121,664	121,664
Other	15,543	26,807	—	42,350
Total net sales	$1,047,796	$455,744	$121,664	$1,625,204

	Nine Months Ended September 30, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,844,350	$323,333	$—	$3,167,683
Europe	292,323	611,634	418,818	1,322,775
China	21,251	217,910	—	239,161
South America	259,633	116,916	—	376,549
Other	9,393	58,436	—	67,829
Total net sales	$3,426,950	$1,328,229	$418,818	$5,173,997

Major product types
Fats	$1,313,461	$121,437	$—	$1,434,898
Used cooking oil	387,103	—	—	387,103
Proteins	1,288,514	—	—	1,288,514
Bakery	205,388	—	—	205,388
Other rendering	182,738	—	—	182,738
Food ingredients	—	1,122,143	—	1,122,143
Bioenergy	—	—	418,818	418,818
Other	49,746	84,649	—	134,395
Total net sales	$3,426,950	$1,328,229	$418,818	$5,173,997

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2024 under these long-term supply contracts was approximately $118.6 million, with the remaining performance obligations to be recognized in future periods (generally four years) of approximately $650.1 million.

(21)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended September 28, 2024 and September 30, 2023, the Company recorded net sales to the DGD Joint Venture of approximately $264.8 million and $276.6 million, respectively. For the three months ended September 28, 2024 and

September 30, 2023, our net sales to the DGD Joint Venture were approximately 19% and 17%, respectively of Total net sales. For the nine months ended September 28, 2024 and September 30, 2023, the Company recorded net sales to the DGD Joint Venture of approximately $746.1 million and $940.2 million, respectively. For the nine months ended September 28, 2024 and September 30, 2023, our net sales to the DGD Joint Venture were approximately 17% and 18%, respectively of Total net sales. At September 28, 2024 and December 30, 2023, the Company had $18.0 million and $172.3 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $63.7 million and $73.8 million of additional sales for the nine months ended September 28, 2024 and September 30, 2023, respectively to defer the Company’s portion of profit of approximately $7.9 million and $17.5 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at September 28, 2024 and September 30, 2023, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million, with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company’s full $25.0 million commitment, which was repaid in fiscal 2023. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the three months ended September 28, 2024 and September 30, 2023 of zero, respectively and paid interest to the Company for the nine months ended September 28, 2024 and September 30, 2023 of approximately $1.6 million and $0.6 million, respectively. As of September 28, 2024 and December 30, 2023, zero was owed to Darling Green under the 2023 DGD Loan Agreement and the 2019 DGD Loan Agreement, respectively. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

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

(22)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(23,303)	$(248)
Cash paid during the period for:
Interest, net of capitalized interest	$157,627	$167,050
Income taxes, net of refunds	$82,414	$127,729
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$52,184	$67,634
Non-cash financing activities
Debt issued for assets	$2,156	$750

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

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable diesel (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company’s Consolidated Financial Statements for the period ended September 28, 2024 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

Energy Policies of U.S. and Foreign Governments

Prices for our finished products, including those of DGD, may be impacted by worldwide government policies relating to renewable fuels and greenhouse gas emissions (“GHG”). Programs like the National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as in the state of California) and tax credits for biofuels both in the United States and abroad are subject to revision and change which may impact the demand for and/or price of our finished products. Legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing, amending, modifying, or suspension of any of these programs could have a negative impact on our business and results of operations. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

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

Operating Performance Indicators

    The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA and Combined Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency translation, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in commodity prices and energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company, forward-looking financial or operational estimates are not provided. The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 30, 2023.

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

Results of Operations

Three Months Ended September 28, 2024 Compared to Three Months Ended September 30, 2023

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2024, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2024, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2023 are as follows:

	Avg. Price 3rd Quarter 2024	Avg. Price 3rd Quarter 2023	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 296.12/ton	$ 455.04/ton	$ (158.92)/ton	(34.9)%
Feed Grade PM (Mid-South)	$ 362.42/ton	$ 488.13/ton	$ (125.71)/ton	(25.8)%
Pet Food PM (Mid-South)	$ 611.13/ton	$ 796.10/ton	$ (184.97)/ton	(23.2)%
Feather meal (Mid-South)	$ 420.35/ton	$ 572.30/ton	$ (151.95)/ton	(26.6)%
BFT (Chicago)	$ 50.62/cwt	$ 68.66/cwt	$ (18.04)/cwt	(26.3)%
YG (Illinois)	$ 37.11/cwt	$ 52.39/cwt	$ (15.28)/cwt	(29.2)%
Corn (Illinois)	$ 3.97/bushel	$ 5.32/bushel	$ (1.35)/bushel	(25.4)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,081.00/MT	$ 963.00/MT	$ 118.00/MT	12.3%
Soy meal (CIF Rotterdam)	$ 429.00/MT	$ 513.00/MT	$ (84.00)/MT	(16.4)%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2024, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2024.

	Avg. Price 3rd Quarter 2024	Avg. Price 2nd Quarter 2024	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 296.12/ton	$ 290.51/ton	$ 5.61/ton	1.9%
Feed Grade PM (Mid-South)	$ 362.42/ton	$ 371.25/ton	$ (8.83)/ton	(2.4)%
Pet Food PM (Mid-South)	$ 611.13/ton	$ 785.69/ton	$ (174.56)/ton	(22.2)%
Feather meal (Mid-South)	$ 420.35/ton	$ 490.32/ton	$ (69.97)/ton	(14.3)%
BFT (Chicago)	$ 50.62/cwt	$ 46.29/cwt	$ 4.33/cwt	9.4%
YG (Illinois)	$ 37.11/cwt	$ 35.85/cwt	$ 1.26/cwt	3.5%
Corn (Illinois)	$ 3.97/bushel	$ 4.48/bushel	$ (0.51)/bushel	(11.4)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,081.00/MT	$ 1,040.00/MT	$ 41.00/MT	3.9%
Soy meal (CIF Rotterdam)	$ 429.00/MT	$ 451.00/MT	$ (22.00)/MT	(4.9)%

Segment Results

Segment operating income for the three months ended September 28, 2024 was $60.1 million, which reflects a decrease of $(118.3) million or (66.3)% as compared to the three months ended September 30, 2023.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 28, 2024
Total net sales	$927,457	$357,292	$137,142	$—	$1,421,891
Cost of sales and operating expenses (1)	727,642	271,861	108,816	—	1,108,319
Gross margin	199,815	85,431	28,326	—	313,572

Gross margin %	21.5%	23.9%	20.7%	—%	22.1%

Loss/(gain) on sale of assets	204	49	(2)	—	251
Selling, general and administrative expenses (2)	67,445	28,351	7,757	12,164	115,717
Acquisition and integration costs	—	—	—	218	218
Change in fair value of contingent consideration	16,156	—	—	—	16,156
Depreciation and amortization	85,480	26,743	9,297	2,033	123,553
Equity in net income of Diamond Green Diesel	—	—	2,430	—	2,430
Segment operating income/(loss)	30,530	30,288	13,704	(14,415)	60,107

Equity in net income of other unconsolidated subsidiaries	3,782	—	—	—	3,782
Segment income/(loss)	34,312	30,288	13,704	(14,415)	63,889

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 30, 2023
Total net sales	$1,047,796	$455,744	$121,664	$—	$1,625,204
Cost of sales and operating expenses (1)	804,312	338,208	96,213	—	1,238,733
Gross margin	243,484	117,536	25,451	—	386,471

Gross margin %	23.2%	25.8%	20.9%	—%	23.8%

Loss/(gain) on sale of assets	833	117	(21)	—	929
Selling, general and administrative expenses (2)	80,985	31,463	5,666	19,583	137,697
Acquisition and integration costs	—	—	—	3,430	3,430
Change in fair value of contingent consideration	(5,559)	—	—	—	(5,559)
Depreciation and amortization	88,954	25,418	9,026	2,596	125,994
Equity in net income of Diamond Green Diesel	—	—	54,389	—	54,389
Segment operating income/(loss)	78,271	60,538	65,169	(25,609)	178,369

Equity in net income of other unconsolidated subsidiaries	1,534	—	—	—	1,534
Segment income/(loss)	79,805	60,538	65,169	(25,609)	179,903

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

Feed Ingredients Segment

Raw material volume. In the three months ended September 28, 2024, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 3.10 million metric tons. Compared to the three months ended September 30, 2023, overall raw material volume processed in the Feed Ingredients segment increased 0.3%.

Sales. Total net sales decreased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales three months ended September 30, 2023	$417.9	$405.4	$42.6	$865.9	$103.1	$63.2	$15.6	$1,047.8
Increase (decrease) in sales volumes	2.7	11.3	—	14.0	(25.0)	(2.3)	—	(13.3)
Increase (decrease) in finished product prices	(73.9)	(47.8)	—	(121.7)	3.7	(13.2)	—	(131.2)
Increase (decrease) due to currency exchange rates	0.2	0.6	0.1	0.9	(0.2)	—	—	0.7
Other change	—	—	27.0	27.0	—	—	(3.5)	23.5
Total change	(71.0)	(35.9)	27.1	(79.8)	(21.5)	(15.5)	(3.5)	(120.3)
Total net sales three months ended September 28, 2024	$346.9	$369.5	$69.7	$786.1	$81.6	$47.7	$12.1	$927.5

Margins. In the Feed Ingredients segment for the three months ended September 28, 2024, the gross margin percentage decreased to 21.5% as compared to 23.2% for the comparable period of fiscal 2023. The decrease in margin was primarily due to lower overall finished product prices as compared to fiscal 2023.

Segment operating income. Feed Ingredients operating income for the three months ended September 28, 2024 was $30.5 million, a decrease of $(47.8) million or (61.0)% as compared to the three months ended September 30, 2023. The decrease was primarily due to lower overall finished product prices and a current period loss from the increase of the recorded FASA contingent consideration liability as compared to the prior year gain that more than offset a decrease in selling, general and administrative costs as compared to fiscal 2023.

Food Ingredients Segment

Raw material volume. In the three months ended September 28, 2024, the raw material processed by the Company’s Food Ingredients segment totaled approximately 306,000 metric tons. Compared to the three months ended September 30, 2023, overall raw material volume processed in the Food Ingredients segment decreased approximately 5.6%. This decrease was primarily due to reductions in raw material purchases.

Sales. Total net sales decreased in the Food Ingredients segment primarily due to a decrease in collagen prices that more than offset the increase in collagen sales volumes and increases in fat prices.

Margins. In the Food Ingredients segment for the three months ended September 28, 2024, the gross margin percentage decreased to 23.9% as compared to 25.8% for the comparable period of fiscal 2023. The decrease was primarily due to decreasing collagen prices.

Segment operating income. Food Ingredients operating income was $30.3 million for the three months ended September 28, 2024, a decrease of $(30.2) million or (49.9)% as compared to the three months ended September 30, 2023. The decrease was primarily due to decreasing collagen prices that more than offset lower selling and general and administrative costs as compared to fiscal 2023.

Fuel Ingredients Segment

Raw material volume. In the three months ended September 28, 2024, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 391,000 metric tons. Compared to the three months ended September 30, 2023, overall raw material volume processed in the Fuel Ingredients segment increased approximately 13.7%. The increase is primarily due to increased volumes from existing suppliers and incremental volumes from a small acquisition.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher sales volumes.

Margins. In the Fuel Ingredients segment for the three months ended September 28, 2024, the gross margin percentage decreased slightly to 20.7% as compared to 20.9% for the comparable period of fiscal 2023.

Segment operating income. The Company’s Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended September 28, 2024 was $13.7 million, a decrease of $(51.5) million or (79.0)% as compared to the same period in fiscal 2023. The decrease in earnings is primarily due to a decrease in renewable identification number (RIN) values, lower values for LCFS credits, lower diesel fuel prices and the recording of a lower-of cost-or-market reserve by the DGD Joint Venture related to lower market prices that more than offset higher sales volumes at the DGD Joint Venture.

Foreign Currency Exchange

    During the third quarter of fiscal 2024, the euro strengthened and the Brazilian real and the Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2023. Using actual results for the three months ended September 28, 2024 and using the prior year's average currency rate for the three months ended September 30, 2023, foreign currency translation would result in a decrease in operating income of approximately $(0.6) million. The average rates for the three months ended September 28, 2024 were €1.00:$1.10, R$1.00:$0.18 and C$1.00:$0.73 as compared to the average rates for the three months ended September 30, 2023 of €1.00:$1.09, R$1.00:$0.21 and C$1.00:$0.75, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $12.2 million during the three months ended September 28, 2024, compared to approximately $19.6 million during the three months ended September 30, 2023, a decrease of $(7.4) million. The decrease is primarily due to a decrease in the Company's incentive based compensation.

Acquisition and Integration costs. Acquisition and integration costs were approximately $0.2 million during the three months ended September 28, 2024 as compared to $3.4 million for the same period in fiscal 2023. These costs primarily relate to the Gelnex Acquisition and the Miropasz Acquisition for the three months ended September 28, 2024 and primarily relate to the FASA Acquisition, Gelnex Acquisition and the Valley Proteins acquisition for the three months ended September 30, 2023.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $2.0 million for the three months ended September 28, 2024 as compared to $2.6 million for the three months ended September 30, 2023. The decrease is due to certain assets becoming fully depreciated.

Interest Expense. Interest expense was $66.8 million during the three months ended September 28, 2024, compared to $70.3 million during the three months ended September 30, 2023, a decrease of $(3.5) million. The decrease in interest expense was primarily due to the payoff of term loan B, a reduction in term loan A debt and a reduction in other debt interest due to debt repayments that more than offset an increase in interest expense from higher revolver borrowings as compared to the same period in fiscal 2023.

Foreign Currency Gain/(Loss).  Foreign currency losses were $(0.1) million for the three months ended September 28, 2024 as compared to foreign currency gains of $0.8 million for the three months ended September 30, 2023. The decrease in currency gains is due primarily to a decrease in gains on the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2023.

Other Income, net. Other income was $4.7 million in the three months ended September 28, 2024, compared to other income of $2.2 million for the three months ended September 30, 2023. The increase in other income was primarily due to an increase in casualty gains that was partially offset by a decrease in interest income as compared to the same period in fiscal 2023.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded an income tax benefit of $17.5 million for the three months ended September 28, 2024, compared to an income tax benefit of $15.4 million recorded in the three months ended September 30, 2023, an increase in tax benefit of $2.1 million, which was primarily due to decreased pre-tax earnings of the Company including the relative impact of biofuel tax incentives. The effective tax rates for the three months ended September 28, 2024 and September 30, 2023 were (1,062.7)% and (13.6)%, respectively. The effective tax rate for the three months ended September 28, 2024 differed from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), nontaxable change in FASA contingent consideration, certain taxable income inclusion items in the U.S. based on foreign earnings and biofuel tax incentives. The effective tax rate for the three months ended September 30, 2023 differed from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), biofuel tax incentives and discrete items including the tax effect of IRS Notice 2023-55, which delays the effective date of the foreign tax credit regulations finalized in 2022 by allowing taxpayers to determine whether a foreign tax qualifies for a credit based on the former regulations. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 125.4% for the three months ended September 28, 2024, compared to 25.9% for the three months ended September 30, 2023. The quarterly income tax provision is based on the Company’s estimate of its expected tax rate for the full year and any discrete items recognized during the period. The quarterly income tax benefit for the three months ended September 28, 2024 is calculated as the difference in the income tax benefit for the nine months ended September 28, 2024 and the income tax expense for the six months ended June 29, 2024. The impact of changes in the annual estimated tax rate and discrete items do not have a direct relationship with the almost break-even pre-tax earnings; therefore, the effective tax rate in percentage terms of pre-tax earnings is not meaningful for the three months ended September 28, 2024.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring and asset impairment charges, acquisition and integration costs, change in fair value of contingent consideration, foreign currency loss/(gain), net income/(loss) attributable to non-controlling interests, interest expense, income tax provision, other income/(expense) and equity in net (income)/loss of unconsolidated subsidiaries. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes, non-cash and certain other items that may vary for different companies for reasons unrelated to overall operating performance and also believes this information is useful to investors. The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at September 28, 2024. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other nonrecurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

Pro forma Adjusted EBITDA to Foreign Currency is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Management believes Pro forma Adjusted EBITDA to Foreign Currency is useful in evaluating the Company’s operating performance on a constant currency basis and also believes this information is useful to investors.

DGD Adjusted EBITDA is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. DGD Adjusted EBITDA is not a recognized accounting measure under GAAP; it should not be considered as an alternative to net income or equity in net income of Diamond Green Diesel, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity and is not intended to be a presentation in accordance with GAAP. The Company calculates DGD Adjusted EBITDA by taking DGD’s operating income plus DGD’s depreciation, amortization and accretion expense. Management believes that DGD Adjusted EBITDA is useful in evaluating the Company’s operating performance because the calculation of DGD Adjusted EBITDA generally eliminates non-cash and certain other items at DGD unrelated to overall operating performance and also believes this information is useful to investors. The Company calculates Darling’s Share of DGD Adjusted EBITDA by taking DGD Adjusted EBITDA and then multiplying by 50% to get Darling’s Share of DGD’s Adjusted EBITDA.

Combined Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance. Combined Adjusted EBITDA consists of Adjusted EBITDA plus DGD Joint Venture Adjusted EBITDA (Darling’s share). Management believes that Combined Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes, non-cash and certain other items that may vary for different companies for reasons unrelated to overall operating performance and also believes this information is useful to investors.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA to (Non-GAAP) Pro Forma Adjusted EBITDA to Foreign Currency and to (Non-GAAP) Combined Adjusted EBITDA
Third Quarter 2024 as compared to Third Quarter 2023

	Three Months Ended
(dollars in thousands)	September 28, 2024	September 30, 2023
Net income attributable to Darling	$16,949	$125,026
Depreciation and amortization	123,553	125,994
Interest expense	66,846	70,278
Income tax benefit	(17,471)	(15,364)
Acquisition and integration costs	218	3,430
Change in fair value of contingent consideration	16,156	(5,559)
Foreign currency loss/(gain)	134	(845)
Other income, net	(4,735)	(2,247)
Equity in net income of Diamond Green Diesel	(2,430)	(54,389)
Equity in net income of other unconsolidated subsidiaries	(3,782)	(1,534)
Net income attributable to non-controlling interests	2,166	3,055
Adjusted EBITDA (Non-GAAP)	$197,604	$247,845

Foreign currency exchange impact (1)	(601)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$197,003	$247,845

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$39,085	$86,450

Combined Adjusted EBITDA (Non-GAAP)	$236,689	$334,295

(1) The average rates for the three months ended September 28, 2024 were €1.00:$1.10, R$1.00:$0.18 and C$1.00:$0.73 as compared to the average rates for the three months ended September 30, 2023 of €1.00:$1.09, R$1.00:$0.21 and C$1.00:$0.75, respectively.

Nine Months Ended September 28, 2024 Compared to Nine Months Ended September 30, 2023

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first nine months of fiscal 2024, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2024, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2023 are as follows:

	Avg. Price First Nine Months 2024	Avg. Price First Nine Months 2023	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 293.18/ton	$ 451.72/ton	$ (158.54)/ton	(35.1)%
Feed Grade PM (Mid-South)	$ 380.28/ton	$ 460.21/ton	$ (79.93)/ton	(17.4)%
Pet Food PM (Mid-South)	$ 711.33/ton	$ 824.84/ton	$ (113.51)/ton	(13.8)%
Feather meal (Mid-South)	$ 475.21/ton	$ 582.30/ton	$ (107.09)/ton	(18.4)%
BFT (Chicago)	$ 46.72/cwt	$ 62.22/cwt	$ (15.50)/cwt	(24.9)%
YG (Illinois)	$ 34.89/cwt	$ 49.85/cwt	$ (14.96)/cwt	(30.0)%
Corn (Illinois)	$ 4.29/bushel	$ 6.28/bushel	$ (1.99)/bushel	(31.7)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,040.00/MT	$ 971.00/MT	$ 69.00/MT	7.1%
Soy meal (CIF Rotterdam)	$ 448.00/MT	$ 541.00/MT	$ (93.00)/MT	(17.2)%

Segment Results

Segment operating income for the nine months ended September 28, 2024 was $345.8 million, which reflects a decrease of $(445.1) million or (56.3)% as compared to the nine months ended September 30, 2023.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 28, 2024
Total net sales	$2,751,452	$1,127,415	$418,615	$—	$4,297,482
Cost of sales and operating expenses (1)	2,171,282	846,766	335,358	—	3,353,406
Gross margin	580,170	280,649	83,257	—	944,076

Gross margin %	21.1%	24.9%	19.9%	—%	22.0%

Loss/(gain) on sale of assets	541	(208)	(434)	—	(101)
Selling, general and administrative expenses (2)	218,598	88,939	24,911	52,143	384,591
Acquisition and integration costs	—	—	—	5,402	5,402
Change in fair value of contingent consideration	(42,215)	—	—	—	(42,215)
Depreciation and amortization	259,493	82,983	26,687	6,504	375,667
Equity in net income of Diamond Green Diesel	—	—	125,046	—	125,046
Segment operating income/(loss)	143,753	108,935	157,139	(64,049)	345,778

Equity in net income of other unconsolidated subsidiaries	9,109	—	—	—	9,109
Segment income/(loss)	152,862	108,935	157,139	(64,049)	354,887

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 30, 2023
Total net sales	$3,426,950	$1,328,229	$418,818	$—	$5,173,997
Cost of sales and operating expenses (1)	2,630,797	999,418	335,193	—	3,965,408
Gross margin	796,153	328,811	83,625	—	1,208,589

Gross margin %	23.2%	24.8%	20.0%	—%	23.4%

Loss/(gain) on sale of assets	813	99	(51)	—	861
Selling, general and administrative expenses (2)	233,082	98,269	16,829	61,734	409,914
Restructuring and asset impairment charges	92	5,328	—	—	5,420
Acquisition and integration costs	—	—	—	12,158	12,158
Change in fair value of contingent consideration	(13,058)	—	—	—	(13,058)
Depreciation and amortization	261,849	68,336	25,986	7,915	364,086
Equity in net income of Diamond Green Diesel	—	—	361,690	—	361,690
Segment operating income/(loss)	313,375	156,779	402,551	(81,807)	790,898

Equity in net income of other unconsolidated subsidiaries	3,503	—	—	—	3,503
Segment income/(loss)	316,878	156,779	402,551	(81,807)	794,401

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

Feed Ingredients Segment

Raw material volume. In the nine months ended September 28, 2024, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 9.3 million metric tons. Compared to the nine months ended September 30, 2023, overall raw material volume processed in the Feed Ingredients segment decreased 0.6%.

Sales. Total net sales decreased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales nine months ended September 30, 2023	$1,313.5	$1,288.5	$182.7	$2,784.7	$387.1	$205.4	$49.8	$3,427.0
Increase (decrease) in sales volumes	(28.3)	13.8	—	(14.5)	(47.3)	(13.4)	—	(75.2)
Decrease in finished product prices	(312.2)	(182.8)	—	(495.0)	(85.8)	(50.9)	—	(631.7)
Increase (decrease) due to currency exchange rates	(0.2)	0.2	—	—	(0.4)	—	—	(0.4)
Other change	—	—	43.2	43.2	—	—	(11.4)	31.8
Total change	(340.7)	(168.8)	43.2	(466.3)	(133.5)	(64.3)	(11.4)	(675.5)
Total net sales nine months ended September 28, 2024	$972.8	$1,119.7	$225.9	$2,318.4	$253.6	$141.1	$38.4	$2,751.5

Margins. In the Feed Ingredients segment for the nine months ended September 28, 2024, the gross margin percentage decreased to 21.1% as compared to 23.2% for the comparable period of fiscal 2023. The decrease in margin was primarily due to lower overall finished product prices as compared to fiscal 2023.

Segment operating income. Feed Ingredients operating income for the nine months ended September 28, 2024 was $143.8 million, a decrease of $(169.6) million or (54.1)% as compared to the nine months ended September 30, 2023. The decrease was primarily due to lower overall finished product prices that more than offset a decrease in selling, general and administrative expenses and a gain from the reduction of the recorded FASA contingent consideration liability as compared to fiscal 2023.

Food Ingredients Segment

Raw material volume. In the nine months ended September 28, 2024, the raw material processed by the Company’s Food Ingredients segment totaled approximately 911,000 metric tons. Compared to the nine months ended September 30, 2023, overall raw material volume processed in the Food Ingredients segment decreased approximately 1.0%.

Sales. Total net sales decreased in the Food Ingredients segment primarily due to a decrease in collagen prices that more than offset an increase in sales volumes from the Gelnex Acquisition.

Margins. In the Food Ingredients segment for the nine months ended September 28, 2024, the gross margin percentage increased slightly to 24.9% as compared to 24.8% for the comparable period of fiscal 2023.

Segment operating income. Food Ingredients operating income was $108.9 million for the nine months ended September 28, 2024, a decrease of $(47.9) million or (30.5)% as compared to the nine months ended September 30, 2023. The decrease was primarily due to lower prices for collagen, the impact of an out-of-period inventory adjustment and an increase in depreciation and amortization as compared to fiscal 2023.

Fuel Ingredients Segment

Raw material volume. In the nine months ended September 28, 2024, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 1.1 million metric tons. Compared to the nine months ended September 30, 2023, overall raw material volume processed in the Fuel Ingredients segment increased approximately 6.7%. The increase is primarily due to increased volumes from existing suppliers and a small acquisition.

Sales. Total net sales for the nine months ended September 28, 2024 were consistent with the nine months ended September 30, 2023 in the Fuel Ingredients segment.

Margins. In the Fuel Ingredients segment for the nine months ended September 28, 2024, the gross margin percentage decreased slightly to 19.9% as compared to 20.0% for the comparable period of fiscal 2023.

Segment operating income. The Company’s Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the nine months ended September 28, 2024 was $157.1 million, a decrease of $(245.5) million or (61.0)% as compared to the same period in fiscal 2023. The decrease in earnings is primarily due to a decrease in RIN values, lower values for LCFS credits, lower diesel fuel prices and the recording of a lower-of cost-or-market reserve by the DGD Joint Venture related to lower market prices that more than offset higher sales volumes at the DGD Joint Venture.

Foreign Currency Exchange

    During the first nine months of fiscal 2024, overall the euro strengthened, the Brazilian real weakened and Canadian dollar remained unchanged against the U.S. dollar as compared to the same period in fiscal 2023. Using actual results for the nine months ended September 28, 2024 and using the prior year's average currency rate for the nine months ended September 30, 2023, foreign currency translation would result in a decrease in operating income of approximately $(0.1) million. The average rates for the nine months ended September 28, 2024 were €1.00:$1.09, R$1.00:$0.19 and C$1.00:$0.74 as compared to the average rates for the nine months ended September 30, 2023 of €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $52.1 million during the nine months ended September 28, 2024 compared to approximately $61.7 million during the nine months ended September 30, 2023, a decrease of $(9.6) million. The decrease is due primarily to a decrease in the Company's incentive based compensation.

Acquisition and Integration costs. Acquisition and integration costs were approximately $5.4 million during the nine months ended September 28, 2024 as compared to $12.2 million for the same period in fiscal 2023. These costs primarily related to the Gelnex Acquisition, the Miropasz Acquisition and the FASA Acquisition for the nine months ended September 28, 2024 and the Gelnex Acquisition, the Miropasz Acquisition, the FASA Acquisition and the Valley Proteins acquisition for the nine months ended September 30, 2023.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $6.5 million for the nine months ended September 28, 2024 as compared to $7.9 million for the nine months ended September 30, 2023. The decrease was due to certain assets becoming fully depreciated.

Interest Expense. Interest expense was $198.9 million during the nine months ended September 28, 2024, compared to $190.8 million during the nine months ended September 30, 2023, an increase of $8.1 million. The increase in interest expense was primarily due to an increase in revolver borrowings, an increase in interest rates and the fact that the term A-3 facility and term A-4 facility debt borrowed to finance the Gelnex Acquisition was outstanding for the entire nine months in fiscal 2024 versus only six months during the same period in fiscal 2023.

Foreign Currency Gain.  Foreign currency gains were $0.5 million for the nine months ended September 28, 2024 as compared to foreign currency gains of $8.3 million for the nine months ended September 30, 2023. The decrease in currency gains was due primarily to a decrease in gains on the revaluation of an intercompany note and non-functional currency assets and liabilities as compared to the same period of fiscal 2023.

Other Income, net. Other income was $12.8 million for the nine months ended September 28, 2024, compared to other income of $13.5 million for the nine months ended September 30, 2023. The decrease in other income was primarily due to a decrease in casualty gains as compared to the same period in fiscal 2023.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded an income tax benefit of $12.8 million for the nine months ended September 28, 2024, compared to income tax expense of $52.3 million recorded for the nine months ended September 30, 2023, a decrease in tax expense of $65.1 million, which was primarily due to decreased pre-tax earnings of the Company and the relative impact of biofuel tax incentives. The effective tax rates for the nine months ended September 28, 2024 and September 30, 2023 were (7.6)% and 8.4%, respectively. The effective tax rate for the nine months ended September 28, 2024 differed from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), nontaxable change in FASA contingent consideration, certain taxable income inclusion items in the U.S. based on foreign earnings and biofuel tax incentives. The effective tax rate for the nine months ended September 30, 2023 differed from the federal statutory rate of 21% due primarily to the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and biofuel tax incentives. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 28.1% for the nine months ended September 28, 2024, compared to 28.4% for the nine months ended September 30, 2023.

Non-U.S. GAAP Measures

For discussion of the reasons the Company’s management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company’s management uses such measures, see “Results of Operations - Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA to (Non-GAAP) Pro Forma Adjusted EBITDA to Foreign Currency and to (Non-GAAP) Combined Adjusted EBITDA
First Nine Months of Fiscal 2024 as compared to First Nine Months of Fiscal 2023

	Nine Months Ended
(dollars in thousands)	September 28, 2024	September 30, 2023
Net income attributable to Darling	$176,972	$563,210
Depreciation and amortization	375,667	364,086
Interest expense	198,947	190,770
Income tax expense/(benefit)	(12,790)	52,322
Restructuring and asset impairment charges	—	5,420
Acquisition and integration costs	5,402	12,158
Change in fair value of contingent consideration	(42,215)	(13,058)
Foreign currency gain	(515)	(8,339)
Other income, net	(12,823)	(13,485)
Equity in net income of Diamond Green Diesel	(125,046)	(361,690)
Equity in net income of other unconsolidated subsidiaries	(9,109)	(3,503)
Net income attributable to non-controlling interests	5,096	9,923
Adjusted EBITDA (Non-GAAP)	$559,586	$797,814

Foreign currency exchange impact (1)	(76)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$559,510	$797,814

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$230,787	$463,171

Combined Adjusted EBITDA (Non-GAAP)	$790,373	$1,260,985

(1) The average rates for the nine months ended September 28, 2024 were €1.00:$1.09, R$1.00:$0.19 and C$1.00:$0.74 as compared to the average rates for the nine months ended September 30, 2023 of €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at September 28, 2024. On September 28, 2024, debt outstanding under the Company’s Amended Credit Agreement, the Company’s 6% Notes, the Company’s 5.25% Notes and the Company’s 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premium	(5,818)
Carrying value of 6% Notes due 2030	$994,182

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(2,557)
Carrying value of 5.25% Notes due 2027	$497,443

3.625 % Notes due 2026 - Denominated in euros	$574,637
Less unamortized deferred loan costs	(1,941)
Carrying value of 3.625% Notes due 2026	$572,696

Amended Credit Agreement:
Term A-1 facility	$398,000
Less unamortized deferred loan costs	(411)
Carrying value of Term A-1 facility	$397,589

Term A-2 facility	$475,000
Less unamortized deferred loan costs	(574)
Carrying value of Term A-2 facility	$474,426

Term A-3 facility	$298,500
Less unamortized deferred loan costs	(629)
Carrying value of Term A-3 facility	$297,871

Term A-4 facility	$484,375
Less unamortized deferred loan costs	(749)
Carrying value of Term A-4 facility	$483,626

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	72,955
Borrowings outstanding	418,064
Letters of credit issued	659
Availability	$1,008,322

Other Debt	$110,320

During the first nine months of fiscal 2024, the U.S. dollar decreased as compared to the euro at December 30, 2023. Using the euro based debt outstanding at September 28, 2024 and comparing the closing balance sheet rate at September 28, 2024 to the balance sheet rate at December 30, 2023, the U.S. dollar debt balances of euro based debt increased by approximately $6.6 million at September 28, 2024. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at September 28, 2024 of €1.00:$1.1158 as compared to the closing balance sheet rate at December 30, 2023 of €1.00:$1.105.

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

•As of September 28, 2024, the Company had availability of $1,008.3 million under the revolving credit facility, taking into account that the Company had $418.1 million in outstanding borrowings, $73.0 million in ancillary facilities and letters of credit issued of $0.7 million.

•As of September 28, 2024, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has repaid $2.0 million, which when repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of September 28, 2024, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $25.0 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of September 28, 2024, the Company has borrowed all $300.0 million under the terms of the term A-3 facility and has repaid $1.5 million, which when repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of September 28, 2024, the Company has borrowed all $500.0 million under the terms of the term A-4 facility and has repaid $15.6 million, which when repaid by the Company cannot be reborrowed. The Term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or June 30, 2023 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of September 28, 2024, the Company has repaid all $525.0 million it had borrowed under the terms of the term B facility, none of which can be reborrowed.

•The interest rate applicable to any borrowings under the revolving credit facility will equal the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings plus 1.75% per annum or base rate or the adjusted term SOFR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings plus 0.75% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and the term A-3 facility will equal the adjusted term SOFR plus 1.875% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.75% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio.

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

The classification of long-term debt in the Company’s September 28, 2024 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

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

As of September 28, 2024, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On September 28, 2024, the Company had working capital of $434.4 million and its working capital ratio was 1.41 to 1 compared to working capital of $857.5 million and a working capital ratio of 1.86 to 1 on December 30, 2023.  As of September 28, 2024, the Company had unrestricted cash of $114.8 million and funds available under the revolving credit facility of $1,008.3 million, compared to unrestricted cash of $126.5 million and funds available under the revolving credit facility of $832.5 million at December 30, 2023. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $684.9 million for the first nine months ended September 28, 2024, as compared to net cash provided by operating activities of $682.3 million for the first nine months ended September 30, 2023, an increase of $2.6 million. Cash used in investing activities was $452.6 million for the first nine months ended September 28, 2024, compared to $1,506.6 million for the first nine months ended September 30, 2023, a decrease in cash used in investing activities of $1,054.0 million, primarily due to a decrease in payments for acquisitions.  Net cash provided/(used) in financing activities was $(233.2) million for the first nine months ended September 28, 2024, compared to $902.2 million for the first nine months ended September 30, 2023, a decrease in net cash provided by financing activities of $1,135.4 million, primarily due to a decrease in debt borrowings utilized to finance acquisitions in the first nine months ended September 28, 2024 compared to the first nine months ended September 30, 2023.

Capital expenditures of $259.1 million were made during the first nine months of fiscal 2024, compared to $380.6 million in the first nine months of fiscal 2023. The Company expects to incur additional capital expenditures of approximately $140 million for the remainder of fiscal 2024 including compliance and expansion projects and spending related to acquired companies. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $43.5 million and $43.4 million during the first nine months ended September 28, 2024 and September 30, 2023, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first nine months of fiscal 2024, the Company has an accrued balance of approximately $28.0 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at September 28, 2024. The self insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability, general liability and medical claims liability.  The self-insurance reserve liability and medical claims liability are determined annually, based upon third party actuarial estimates.  The actuarial estimates may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.8 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.6 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon third party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended

September 28, 2024 of approximately $0.4 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended September 28, 2024 of approximately $1.4 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the Russia-Ukraine war and the Israeli-Palestinian conflict, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions among the contributors to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of September 28, 2024, the Company has an aggregate accrued liability of approximately $4.5 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The DGD Joint Venture currently operates two renewable diesel plants, one located adjacent to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD St. Charles Plant”) and one located adjacent to Valero’s Port Arthur Refinery in Port Arthur, Texas (the “DGD Port Arthur Plant” and, together with the DGD St. Charles Plant, the “DGD Facilities”), with a combined renewable diesel production capacity of approximately 1.2 billion gallons per year. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Facilities using an advanced hydroprocessing-isomerization process licensed from 62P LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group, to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons. The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. Additionally, in November 2022, the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. Furthermore, in January 2023, the DGD Joint Venture partners approved a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to sustainable aviation fuel (SAF). Work on the project is mechanically complete and commissioning of the unit is underway, with completion expected in the fourth quarter of 2024 at a total estimated cost of approximately $315 million, which is expected to be primarily funded by DGD Joint Venture cash flow; however, if the DGD Joint Venture cash flow is not sufficient to fund any unexpected additional project costs, the DGD Joint Venture may need to borrow funds or the joint venture partners may be required to contribute additional funds to complete the project.
On May 1, 2019, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $50.0 million, with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company’s full $25.0 million commitment, which was repaid in fiscal 2023. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the three months ended September 28, 2024 and September 30, 2023 of approximately zero, respectively, and paid interest to the Company for the nine months ended September 28, 2024 and September 30, 2023 of approximately $1.6 million and $0.6 million, respectively. As of September 28, 2024 and December 30, 2023, zero was owed to Darling Green under the 2023 DGD Loan Agreement and the 2019 DGD Loan Agreement, respectively. This note receivable amount is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of September 28, 2024, the DGD Joint Venture had no borrowings outstanding under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St. Charles Plant, and each partner has subsequently made $618.8 million in additional capital contributions to the DGD Joint Venture. As of September 28, 2024, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,260.2 million included on the consolidated balance sheet.

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

From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities worldwide to transporting the refined fats to the DGD Facilities as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the ability of the Company’s Midwest network of facilities to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. In fiscal 2022, Darling acquired both Valley Proteins and FASA, each of which supply additional feedstocks to DGD. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company includes its equity in net income of the DGD Joint Venture as operating income.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the Russia-Ukraine war and the Israeli-Palestinian conflict and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2024 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, no decision has been made as to non-ordinary course material cash usages; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential required funding obligations with respect to the DGD Joint Venture SAF project or potential investments in additional renewable diesel or SAF projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, as well as suitable cash conservation to withstand adverse commodity cycles. The Company’s Board of Directors has approved a share repurchase program of up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2026, unless further extended or shortened by the Board of Directors. During the first nine months of fiscal 2024, $29.2 million of Common Stock was repurchased under the share repurchase program. As of September 28, 2024, the Company had approximately $500.0 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $316.3 million of commodity products consisting of approximately $143.5 million of finished products, approximately $145.7 million of natural gas and diesel fuel and approximately $27.1 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at September 28, 2024.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2024 through fiscal 2028, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company’s Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company’s Amended Credit Agreement at September 28, 2024 (in thousands):

Other commercial commitments:
Standby letters of credit	$659
Standby letters of credit (ancillary facility)	40,534
Foreign bank guarantees	11,796
Total other commercial commitments:	$52,989

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

In addition to those factors discussed elsewhere in this report and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company’s direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company’s indebtedness or other purposes; reduced demands or prices for biofuels, biogases or renewable electricity; global demands for grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand, reduced volume due to government regulations affecting animal production or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat, used cooking oil, protein or collagen (including, without limitation, collagen peptides and gelatin) finished product prices; changes to government policies around the world relating to renewable fuels and GHG emissions that adversely affect prices, margins or markets (including for the DGD Joint Venture), including programs like renewable fuel standards, low carbon fuel standards, renewable fuel mandates and tax credits for biofuels or loss or diminishment of tax credits due to failure to satisfy any eligibility requirements, including, without limitation, in relation to the blenders tax credit or CFPC; climate related adverse results, including with respect to the Company’s climate goals, targets or commitments; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives or products which do not meet specifications, contract requirements or regulatory standards; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), SARS, BSE, PED or other diseases associated with animal origin in the U.S. or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions, a decline in margins on the products produced by the DGD Joint Venture and issues relating to the announced SAF upgrade project (including, without limitation, operational, mechanical, product quality, market based or other such issues); risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections by foreign countries; tax changes, such as global minimum tax measures, or issues related to administration, guidance and/or regulations associated with biofuel policies, including CFPC; difficulties or a significant disruption (including, without limitation, due to cyber-attack) in the Company’s information systems, networks or the confidentiality, availability or integrity of our data or failure to implement new systems and software successfully; risks relating to possible third-party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war and the Israeli-Palestinian conflict and other associated or emerging conflicts in the Middle East; uncertainty regarding the exit of the U.K. from the European Union; uncertainty regarding any administration changes in the U.S. or elsewhere around the world, including, without limitation, impacts to trade, tariffs and/or policies impacting the Company (such as biofuel policies and mandates); and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company’s results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company’s announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company’s natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At September 28, 2024, the Company had corn option and forward contracts, foreign exchange forward contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In the first and second quarters of fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-Month SOFR rate, which excludes margin. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At September 28, 2024 and December 30, 2023, the aggregate fair value of these interest rate swaps was approximately $3.4 million and $3.7 million, respectively. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the first quarter of fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% fixed rate while receiving a weighted average fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income (loss) associated with the interest rate differential between the U.S. dollar and a Euro denominated intercompany loan to interest income. At September 28, 2024 and December 30, 2023, the aggregate fair value of these cross currency swaps was approximately $15.5 million and $10.8 million, respectively. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In the second and third quarters of fiscal 2024, the Company entered into corn option and forward contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2025. At September 28, 2024 and December 30, 2023, the aggregate fair value of these corn option contracts was approximately $0.7 million and zero, respectively. The amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023 and fiscal 2024, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2025. As of September 28, 2024 and December 30, 2023, the aggregate fair value of these foreign exchange contracts was approximately $6.9 million and $15.9 million, respectively. As of September 28, 2024, approximately $3.6 million is included in other current assets, approximately $0.4 million is included in noncurrent assets, approximately $8.8 million is included in accrued expenses and approximately $2.1 million is included in other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. As of December 30, 2023, approximately $15.9 million is included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into soybean meal forward contracts and heating oil swap and option contracts from time to time. There were not any open designated soybean meal forward or heating oil swap and option contracts by the Company at September 28, 2024 and December 30, 2023, respectively.

As of September 28, 2024, the Company had the following outstanding forward contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	505,977	Euro	81,943	5.54 - 6.81	$92,968
Brazilian real	2,062,326	U.S. dollar	371,815	5.05 - 6.14	371,815
Euro	58,012	U.S. dollar	64,621	1.09 - 1.12	64,621
Euro	71,038	Polish zloty	303,946	4.27 - 4.28	79,265
Euro	10,979	Japanese yen	1,757,858	158.52 - 165.87	12,251
Euro	29,648	Chinese renminbi	231,820	7.79 - 7.88	33,082
Euro	17,912	Australian dollar	29,450	1.63 - 1.65	19,986
Euro	4,446	British pound	3,721	0.84	4,961
Polish zloty	60,733	Euro	14,187	4.27 - 4.28	15,848
British pound	136	Euro	163	0.84	182
British pound	275	U.S. dollar	367	1.33	367
Japanese yen	106,948	U.S. dollar	743	143.09 - 155.07	743
U.S. dollar	94	Japanese yen	13,476	143.17	94
U.S. dollar	562,340	Euro	519,182	1.08	562,340
Australian dollar	179	Euro	110	1.63	124
					$1,258,647

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $0.9 million and are included in other current assets and accrued expenses at September 28, 2024.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at September 28, 2024. These contracts have an aggregate fair value of approximately $1.3 million and are included in other current assets and accrued expenses at September 28, 2024.

As of September 28, 2024, the Company had forward purchase agreements in place for purchases of approximately $145.7 million of natural gas and diesel fuel and approximately $27.1 million of other commitments during the next five years. As of September 28, 2024, the Company had forward purchase agreements in place for purchases of approximately $143.5 million of finished product during the next five years.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2024

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 18 (Contingencies) on pages 28 through 29 of this Form 10-Q and is incorporated herein by reference.

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023; (ii) Consolidated Statements of Operations for the three and nine months ended September 28, 2024 and September 30, 2023; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 28, 2024 and September 30, 2023; (iv) Consolidated Statements of Stockholders' Equity for the nine months ended September 28, 2024 and September 30, 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 28, 2024 and September 30, 2023 and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 6, 2024	By:	/s/ Brad Phillips
Brad Phillips
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)