Form 10-K
period 2024-12-28
DARLING INGREDIENTS INC.
filed 2025-02-25
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the fiscal year ended	December 28, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware		36-2495346
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification Number)

5601 N MacArthur Blvd.,
Irving,	Texas	75038
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

  Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $5,781,898,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 158,873,042 shares of common stock, $0.01 par value, outstanding at February 20, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2025 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

Auditor Name:	KPMG LLP	Auditor Location:	Dallas, Texas	Auditor Firm ID:	185

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2024

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
OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, animal feed, industrial, fuel, bioenergy and fertilizer industries. In fiscal 2022 and fiscal 2023, the Company completed several acquisitions including two significant rendering operations, Valley Proteins in North America and the FASA Group in South America and a significant collagen operation, Gelnex, with processing located in South America and North America. See Note 3 to the Company’s Consolidated Financial Statements for more information. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable feed ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. In fiscal year 2024, the Company generated $5.7 billion in revenues and $278.9 million in net income attributable to Darling.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 150 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), meat products for the pet food industry, blood products (plasma and whole blood), collagen, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, renewable energy (including biofuels), fertilizer and other consumer and industrial ingredients, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. In the United States, Darling is a partner with Valero Energy Corporation in Diamond Green Diesel, a renewable fuel producer, which converts used cooking oils, animal fats and other feedstocks into valuable biofuel products. In Canada, the Company is a leading recycler of animal by-products. Darling's Canadian ingredients business processes raw materials into finished fat and protein products for use in animal feed, pet food, fertilizer and other ingredients. Darling's Canadian ingredients business has a network of six facilities in Manitoba, Ontario, Quebec and Nova Scotia.

International

Darling Ingredients International, our subsidiary, is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in the pharmaceutical, food, pet food, animal feed, industrial, fuel, renewable energy and fertilizer industries. Darling Ingredients International operates a global network of 83 production facilities across five continents, including Europe, Asia, Australia, South America and North America covering all aspects of animal by-product processing through multiple brands, some of which are: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), FASA (proteins and fats), Ecoson (bioenergy and fertilizer), Rousselot (collagen), Gelnex (collagen) and CTH (natural casings). Darling Ingredients International's specialized portfolio of over 350 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s rendering and specialties business has leading positions across Europe, China and South America, with European operations in the Netherlands, Belgium, Germany, Poland and Italy, under the Ecoson, Rendac, Sonac and FASA brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot and Gelnex are global leading market providers of collagen for the food, pharmaceutical and technical industries with operations in Europe, the United States,

South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe and China.

Operating Segments

The Company’s business operates within three reportable operating segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company’s global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America, Europe and South America into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America and South America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe, North America and South America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, (viii) the rearing and processing of black soldier fly larvae into specialty proteins and fats for use in animal feed and pet food in North America; and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biodiesel, renewable diesel and sustainable aviation fuel (“SAF”), or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company’s global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe and China, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the collagen industry and bone ash in Europe. Collagens produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutraceutical, food, pet food, and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable fuels/products, such as renewable diesel and SAF (“DGD” or the “DGD Joint Venture”) as described in Note 1 and Note 2 to the Company’s Consolidated Financial Statements for the period ended December 28, 2024 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable EU regulations into low-grade energy sources to be used in industrial applications in Europe, and (iv) the processing of manure into natural bio-phosphate in Europe.

For financial information about our operating segments and geographic areas, refer to Note 21 and Note 22 to the Company’s Consolidated Financial Statements for the period ended December 28, 2024 included herein.

Fiscal Year 2024, 2023 and 2022 Total Net Sales

Darling’s total net sales from fiscal year 2024, 2023 and 2022 by operating segment were as follows (in thousands):

	Fiscal Year 2024		Fiscal Year 2023		Fiscal Year 2022
Total net sales:
Feed Ingredients	$3,675,609	64.3%	$4,472,592	65.9%	$4,539,000	69.5%
Food Ingredients	1,489,101	26.1	1,752,065	25.8	1,459,630	22.3
Fuel Ingredients	550,465	9.6	563,423	8.3	533,574	8.2
Total	$5,715,175	100.0%	$6,788,080	100.0%	$6,532,204	100.0%

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
Animal By-Products

North American Operations

Raw materials: The Company’s North American animal by-products operations collect beef, poultry and pork by-products, which are collected primarily from slaughterhouses, grocery stores, butcher shops and food service establishments. These raw materials are collected in one of two manners. Certain large suppliers, such as large slaughterhouses, are furnished with bulk containers (typically trailers) in which the raw material is loaded. We provide the remaining suppliers, primarily grocery stores and butcher shops, with containers in which to deposit the raw material. The containers are picked up by, or emptied into, the Company’s trucks on a periodic basis. The type and frequency of service is determined by individual supplier requirements, the volume of raw material generated by the supplier, supplier location and weather, among other factors. The raw materials we collect are transported either directly to a processing plant or to a transfer station where materials from several collection routes are loaded into trailers and transported to a processing plant. These raw materials are delivered to plants for processing usually within 24 hours of collection to deter spoilage.

Processing operations: We produce finished products primarily through the grinding, cooking, separating, drying, and blending of various raw materials. The process starts with the collection of animal by-products, including fat, bones, feathers, offal and other animal by-products. The animal by-products are ground and heated to evaporate and remove water and separate fats from animal tissue, as well as to sterilize and make the material suitable as an ingredient for animal feed. The separated fats, tallows and greases are then centrifuged and/or refined for purity. The remaining solid product is pressed to remove additional oils to create protein meals. The protein meal is then sifted through screens and ground further if necessary to produce an appropriately sized protein meal. The primary finished products derived from the processing of animal by-products are MBM, PM (both feed grade and pet food), PG, tallow, feather meal and blood meal. In addition, at certain of our facilities, we are able to operate multiple process lines simultaneously, which provides us with the flexibility and capacity to separate certain raw material streams to manufacture premium and value-added products in addition to our principal finished products. Because of these processing controls, we are able to produce premium products with in-demand qualities compared to our standard finished products, and such premium products command premium prices.
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

Used Cooking Oil

The Company is a leading collector and processor of used cooking oil in North America for use as a feed ingredient and feedstock for the production of valuable low carbon biofuels. The Company estimates it collects used cooking oil from approximately 162,700 locations in the U.S. The Company’s primary customer for this product is the DGD Joint Venture.

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

•Our EnviroFlight business utilizes technologies which enable the rearing of non-pathogenic black soldier fly larvae, which larvae are then processed to produce specialty proteins and oils for use as an ingredient in animal feed and pet food.

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

Food Ingredients Segment

Our Food Ingredients segment consists principally of (i) the collagen business conducted by Darling Ingredients International under the Rousselot and Gelnex names, (ii) the natural casings business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.
Collagen
Rousselot (which includes Gelnex) is a global leading market provider of collagen for the food, nutraceutical, pharmaceutical and technical (e.g., photographic) industries with operations in Europe, China, South America and the United States. Rousselot has a network of 16 production plants and 11 sales locations, covering sales into more than 85 countries. Collagen is a functional ingredient, which means that it typically acts as a critical component in a larger end product. Due to its functionality and characteristics, collagen is used in a large variety of end products and its demand is growing. While collagen sells at a higher price per unit than many other Darling products, in many cases it only comprises a small portion of a customer’s end product cost, such as for many pharmaceutical end markets. We have experienced that many customers value quality and consistency, supply reliability, application know-how and regulatory support and therefore, price volatility is typically less than other Darling products. Rousselot’s profitability is mainly driven by value recognized for high quality and supply reliability, and its ability to transfer increases in net raw material costs to its customers on a timely basis, allowing it to realize a relatively stable margin per kilogram of collagen. Rousselot produces collagen from pigskin, beef hides, animal bones and fish. Raw material prices are mainly driven by quality and supply versus demand. Finished product sales prices are also mainly driven by market supply and demand by product and quality. Rousselot enters into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot markets its collagen products under different brands, such as the “Peptan”, “Peptinex” and “Nextida™” brands; which are fast-growing specialty ingredient brands positioned specifically towards nutritional supplements for customers focusing on improved bone, joint, skin and other targeted health benefits.
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
Natural Casings
The CTH business of Darling Ingredients International is a leading natural casings company for the sausage business with operations in Europe and China. CTH Casings harvests, sorts and sells hog and sheep casings for worldwide food markets, particularly sausage manufacturers, and harvests, processes and sells hog and beef bowel package items for global pharmaceutical, food and feed market segments. CTH holds a leading position in the highly fragmented global casings market.

Fuel Ingredients Segment

Our Fuel Ingredients segment consists of (i) our investment in the DGD Joint Venture and (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

Diamond Green Diesel

The DGD Joint Venture currently operates two renewable diesel plants, one located adjacent to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD St. Charles Plant”) and one located adjacent to Valero’s Port Arthur Refinery in Port Arthur, Texas (the “DGD Port Arthur Plant” and, together with the DGD St. Charles Plant, the “DGD Facilities”), with a combined renewable diesel production capacity of approximately 1.2 billion gallons per year. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Facilities using an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group, to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons. In addition, the DGD Port Arthur Plant has the capability to upgrade approximately 50% of its current 470 million gallon annual production capacity to SAF, which has an estimated lifecycle greenhouse gas emission reduction of up to 80%, compared to conventional jet fuel.

The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. Additionally, in November 2022 the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. Furthermore, in November 2024, the DGD Joint Venture completed a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately 50% of its current 470 million gallon annual production capacity to SAF.

The DGD Facilities receive feedstocks primarily by rail and trucks owned by third parties as well as imports via ships. We are a party to a raw material supply agreement with the DGD Joint Venture pursuant to which we are obligated to offer to supply the DGD Joint Venture a portion of the feedstock requirements at the DGD St. Charles Plant at market rates; however, the DGD Joint Venture is not obligated to purchase all or any part of its feedstock requirements from us. The DGD Joint Venture markets its renewable fuels/products under the Diamond Green Diesel® brand, primarily to obligated parties that produce or import petroleum-based fuels into regions subject to renewable fuels obligations or markets with voluntary low-carbon fuel demand. The DGD Joint Venture markets its renewable fuels/products both domestically and internationally into regions with established low-carbon programs or voluntary demand, with most such production distributed primarily by rail and ships owned by third parties.

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

Rendac collects fallen stock and animal waste, also referred to as Category 1 and Category 2 material under EU Regulation 1069/2009, from farmers and slaughterhouses, and processes these materials into fats and meals, which can only be used as a low grade source of energy or fuel for boilers and cement kilns. With a specialized collection fleet of approximately 330 trucks, Rendac collects raw materials in the Netherlands, Germany, Luxembourg and Belgium. This business is a market leader in the countries of Belgium, the Netherlands and Luxembourg (the “Benelux region”) and certain parts of Germany, a predominantly regulated market with spare capacity requirements and long-term contracts with local governments. The market for the collection and processing of fallen stock in these regions is regulated, and government contracts provide for exclusivity of the service to the contracted partner.

Raw materials pricing and supply contracts

We have two primary pricing arrangements (formula and non-formula) with our suppliers of poultry, beef, pork, bakery residuals and used cooking oil. Under a “formula” arrangement, the charge or credit for raw materials is tied to published prices for finished products or competing or related ingredients after deducting processing, freight and other fees. We also acquire raw material under “non-formula” arrangements whereby suppliers are either paid a fixed price, are not paid, or are charged a collection fee, depending on various economic and competitive factors. The credit received or amount charged for raw materials under both formula and non-formula arrangements is based on various factors, including the type of raw materials, demand for the raw materials, the expected value of the finished product to be produced, the anticipated yields, the volume of material generated by the supplier and processing and transportation costs. Formula prices are generally adjusted on a weekly, monthly or quarterly basis, while non-formula prices or charges are adjusted as needed to respond to changes in finished product prices or related operating costs. Since most of our raw materials are residual by-products of meat processing and other food production, we are not able to contract with our suppliers to increase supply if demand for our products increases.

A majority of our U.S. volume of rendering raw materials, including substantially all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. Approximately 91% of Darling's U.S. volume of raw materials in fiscal year 2024 was acquired on a “formula” basis. A majority of Darling’s Canadian ingredients volume of rendering raw materials are acquired based on prices fixed on a monthly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices and, in general, has no long-term contracts with its key suppliers.

Certain of the Company’s geographic regions’ facilities are highly dependent on one or a few suppliers.  During the 2024 fiscal year, the Company’s 10 largest raw materials suppliers in North America accounted for approximately 36% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 8% of the total raw material processed in North America. In Europe, the Company’s 10 largest raw material suppliers accounted for approximately 30% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 9% of the total raw material processed in Europe. In China, the Company’s 10 largest raw material suppliers accounted for approximately 36% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 10% of the total raw material processed in China. In South America, the Company’s 10 largest raw material suppliers accounted for approximately 45% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 17% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.” Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected. (See “Risk Factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide. Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas, at our regional office in Cold Spring, Kentucky and our regional office in Winchester, Virginia. Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. Where appropriate, we coordinate international sales of common products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale, and assists in the distribution of, most finished products produced at our processing plants. The Company also sells its finished products internationally directly to customers or, in some cases, through commodities brokers and agents. We market certain of our finished products under our Dar Pro Ingredients brand, certain specialty products under the Sonac and FASA names, collagen products under the Rousselot and Gelnex names and natural casings under the CTH name. See Note 22 of Notes to Consolidated Financial Statements included herein for a breakdown of the Company’s sales by geographic regions.

The Company sells finished products in North America and throughout the world, primarily to producers of animal feed, pet food, biofuel, fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. Certain of our finished products are ingredients that compete with alternatives, such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil, based on nutritional and functional values; therefore, the actual pricing for those finished products, as well as competing products, can be quite volatile. While the Company’s principal finished products are generally sold at prices prevailing at the time of sale, the Company’s ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables us to sell into the market with the highest return. The Company’s premium, value-added and branded products command significantly higher pricing relative to the Company’s principal finished product lines due to their enhanced qualities, which is a function of the Company’s specialized processing and/or know-how. Customers for our premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses. Feed mills purchase meals, fats, blood products, and Cookie Meal® for use as feed ingredients. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives with certain qualities and specifications. As a result, pet food manufacturers may purchase premium or value-added products under supply contracts with us. Oleo-chemical producers use fats as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Darling Ingredients International’s premium, value-added and branded products also command higher pricing, including with respect to collagen, natural casings, edible fat, heparin and specialty plasma products.

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

Finished products produced by the Company are shipped primarily by truck or rail from our plants shortly following production. While there can be some temporary inventory accumulations at various North American and international locations, particularly port locations for export shipments, and with the exception of collagen and natural casings, inventories rarely exceed three weeks’ production and, therefore, we use limited working capital to carry those inventories. Our limited inventories also reduce our exposure to fluctuations in finished-product prices. With respect to collagen and natural casings, Darling Ingredients International, in contrast, has historically carried much larger inventories due to the manufacturing process and market dynamics related to those products, which requires a greater amount of working capital to carry these investments. Other factors that influence competition, markets and the prices that we receive for our finished products include the quality of our finished products, consumer health consciousness, worldwide credit conditions, currency fluctuations, tariffs, and government aid and regulations. From time to time, we enter into arrangements with our suppliers of raw materials pursuant to which these suppliers have the option to buy back our finished products at market prices.

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

The procurement of raw materials generally presents greater challenges to our business than the sale of finished products. In North America, consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” renderers (rendering operations integrated with the meat or poultry packing operation). At the same time, there has been limited to no growth in the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as us. In addition, the slaughter rates in the meat processing industry are subject to economic conditions and, as a result, during periods of economic decline, the availability, quantity and quality of raw materials available to the independent renderers decreases. The need for food service establishments in the United States to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source. The rendering industry is highly fragmented with a number of local slaughtering operations that provide us with raw materials. In North America, we compete with other rendering, restaurant services and bakery residual businesses, and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies, renewable energy companies, anaerobic digestion companies and others. In addition, U.S. food service establishments have increasingly experienced theft of used cooking oil. A number of our competitors for the procurement of raw material are experienced, well-

capitalized companies that have significant operating experience and historic supplier relationships. Competition for available raw materials is based primarily on price and proximity to the supplier.

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

CLIMATE CHANGE

There is a growing global concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as by legal, regulatory and market responses to climate change. We assess climate-related regulatory risks as part of our risk management process; however, due to the level of uncertainty regarding what legislative or regulatory requirements may be enacted, we are unable to estimate the impact of climate-related developments on our results of operations or financial condition. For more information on the risks we face related to climate change, including potential regulatory developments that may increase our operating costs, please see the risk factors in Item 1A. Risk Factors, under the captions “Seasonal factors and weather, including the physical impacts of climate changes, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations;” “Our operations are subject to various laws, rules and regulations including those relating to the protection of the environment and to health and safety, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for damages, including environmental damages;” and “We may not be able to achieve our climate, sustainability or other such goals, targets or objectives.”

INTELLECTUAL PROPERTY

The Company maintains valuable trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and considers our intellectual property to be of material value.  We have registered or applied for registration of certain of our intellectual property, including the tricolor triangle used in our signage and logos and the names “Darling,” “Darling Ingredients”, “Griffin Industries,” “Dar Pro Solutions,” “Dar Pro,” “Rousselot,” “Gelnex,” “Sonac,” “FASA,” “Ecoson,” “Rendac,” “Rothsay,” “Nature Safe,” “CleanStar,” “Peptan,” “Nextida,” “Cookie Meal,” and “Bakery Feeds,” and certain patents, both domestically and internationally, relating to raw material collection, storage, monitoring and protection from theft, new products, new uses and applications for products and processes for preparing nutritional supplements and the drying and processing of raw materials.

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

We retain talent by providing employees with training, mentoring and career development. We offer online and in-person training for employees throughout their career. This begins with onboarding training for all new employees on a variety of topics, from cybersecurity to business ethics. Further training is then customized to each employee’s role, responsibilities and individual career aspirations. To facilitate growth and development, we have put several initiatives in place, including leadership training programs such as Darling Leadership Academy, Darling University and Darling Involve and Explore International Leadership Training. Combined with additional subject-specific training, these programs support skill building in the areas of communication, conflict resolution, decision making, inclusive leadership, performance management tactics and more. To encourage job growth and career advancement for all employees, we announce job openings internally before advertising them externally. In addition, to encourage ongoing leadership development and remove potential barriers to continuing education, we offer an educational assistance program for employees who wish to pursue a degree program or professional certification.

As of December 28, 2024, the Company employed globally approximately 15,500 persons full-time. While we have no national or multi-plant union contracts, at December 28, 2024, approximately 16% of the Company’s North American employees were covered by multiple collective bargaining agreements. In addition, approximately 64% of Darling Ingredients International's employees are covered by various collective bargaining agreements. Management believes that our relations with our employees and their representatives are satisfactory. There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

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

The FDA also has regulations governing food additives in animal feed and pet food, which could apply to the use of protein from black soldier fly larvae in such products. See Item 1A “Risk Factors - Our business may be affected by the impact of animal related disease, such as BSE, and by other food safety issues,” for more information regarding the BSE Feed Rule.

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

•The United Kingdom’s Health and Safety Executive (“HSE”)is the government body responsible for enforcing health and safety at work legislation, such as the Health and Safety at Work Act 1974, and enforcing health and safety law in industrial workplaces, together with local authorities. The HSE is the primary agency responsible for regulating chemicals in the UK and oversees the safe use, storage and disposal of chemicals to protect human health and the environment.

•The United Kingdom’s Serious Fraud Office is responsible for investigating and prosecuting violations of the U.K. Bribery Act 2010, together with the National Crime Agency and other relevant police forces.

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

•The Office of the Comptroller General (CGU), the Public Prosecutor’s Office (Minestério Público da União), and the Attorney General’s Office (AGU), which enforce the Brazilian corporate anti-corruption law.

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

The Company’s website is https://www.darlingii.com and the address for the Company’s investor relations website is https://www.darlingii.com/investors. Information contained on these websites is not and should not be deemed to be a part of this report or any filing filed with, or furnished to, the SEC by us. Alternatively, these reports may be accessed at the SEC’s website at https://www.sec.gov.

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
•We are highly dependent on natural gas, diesel fuel and electricity, the prices of which can be volatile, and such dependency could materially adversely affect our business;
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
•Our operations are subject to various laws, rules and regulations including those relating to the protection of the environment and to health and safety, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for damages, including environmental damages;
•Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals;

•Our business may be affected by the impact of animal related disease, such as BSE, and by other food safety issues;
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
•Certain U.S. multiemployer defined benefit pension plans to which we contribute are underfunded and these plans may require minimum funding contributions or we may be subject to liabilities due to a termination of, or our withdrawal from, such plans;
•The proposed Employment Rights Bill is set to overhaul employment law in the UK, with a number of employees friendly proposals which could have an adverse effect on our business due to increased costs associated with being an employer;
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
•Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services, while data privacy and cybersecurity laws continue to proliferate presenting heightened regulatory risk;
•Artificial intelligence could subject the Company to loss through various internal and external risks;
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

Our principal finished products in our Feed Ingredients segment include MBM, PM, BFT, YG, PG, BBP and hides, which are commodities. We also manufacture and sell a number of other products that are derived from animal by-products and many of which are commodities or compete with commodities. The prices of these commodities are quoted on, or derived from prices quoted on, established commodity markets. Accordingly, our results of operations will be affected by fluctuations in the prevailing market prices of these finished products or of other commodities that may be substituted for our products by our customers. Historically, market prices for commodity grains, fats and food stocks have fluctuated in response to a number of factors, including global changes in supply and demand resulting from changes in local and global economic conditions, global government agriculture programs, energy policies of U.S. and foreign governments, and international agricultural trading policies, the impact of disease outbreaks on protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and harvesting seasons. While we seek to mitigate the risks associated with price declines, a significant decrease in the market price of any of our products or of other commodities that may be substituted for our products would have a material adverse effect on our results of operations and cash flow. Furthermore, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and, often times, material impact on the Company’s gross margin and profitability resulting from the lapse of time between the procurement of the raw materials and the sale of the finished goods. Increases in the market prices of raw materials would require us to raise prices for our premium, value-added and branded products to avoid margin deterioration. There can be no assurance as to whether we could implement future price increases in response to increases in the market prices of raw materials or how any such price increases would affect future sales volumes to our customers. Our results of operations could be materially and adversely affected in the future by this volatility. Furthermore, an increased preference by meat processors for alternative feed ingredients, such as all vegetable diets in the case of poultry producers, could negatively impact the prices of certain of our finished products which would need to be sold to alternative markets and destinations.

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

The Company’s Fuel Ingredients segment, which converts fats and oils into renewable diesel, SAF, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources, is impacted by world energy prices for oil, electricity and natural gas, as well as potential competition from the adoption of non-rendered feedstock in biofuel markets.

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

The rendering industry is highly fragmented and both the rendering and bakery residual industries are very competitive. We compete with other rendering businesses and alternative methods of disposal of animal by-products, bakery residue and used cooking oil provided by trash haulers, waste management companies and biofuel companies, as well as the alternative of illegal disposal. See Item 1. “Competition.” In addition, U.S. restaurants experience theft of used cooking oil, the frequency and magnitude of which increases with the rise in value of used cooking oil. Depending on market conditions, we either charge a collection fee to offset a portion of the cost incurred in collecting raw material, collect on a no pay/no charge basis or pay for the raw material. To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of our collection fees being deemed too expensive, the payments we offer being deemed too low or otherwise, our raw material supply and/or collection fee revenues will decrease, which could materially and adversely affect our business, results of operations and financial condition. In addition, the amount of raw material acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on our gross margin reported, as the Company has a substantial amount of fixed operating costs. In addition, we utilize an extensive vehicle fleet to collect and transport raw material, for which we compete with other industries for qualified drivers. The U.S. has been experiencing a growing shortage of truck drivers. Our failure to hire and retain a sufficient number of truck drivers to operate our fleet could negatively impact our ability to collect and transport raw materials in an efficient and cost-effective manner.

A majority of the Company’s U.S. volume of animal by-product raw materials, including its significant U.S. accounts, and substantially all of the Company’s U.S. bakery feed raw materials, are acquired on a “formula basis,” which allows us to adjust our costs of materials based on changes in the price of our finished products, and are in most cases set forth in contracts with our suppliers. Such contracts generally provide for multi-year terms. The formulas provided in these contracts are reviewed and modified during their term and upon renewal of the contracts to maintain acceptable risk allocations between us and our suppliers related to movements in commodity prices. Changes to these formulas or the inability to renew such contracts could have a material adverse effect on our business, results of operations and financial condition. A majority of the Company’s Canadian volume of animal by-product raw materials are acquired on a monthly fixed-price basis with suppliers, while the remainder are acquired on a “formula basis.” A majority of Darling Ingredients International’s volume of animal by-product raw materials are acquired at spot or quarterly fixed prices.

The DGD Joint Venture subjects us to a number of risks.

In January 2011, Darling, through a wholly-owned subsidiary, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD St. Charles Plant. Since that time, the DGD Joint Venture has completed several expansion projects and currently operates the DGD St. Charles Plant and the DGD Port Arthur Plant. As of December 28, 2024, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $2.2 billion included on the Consolidated Balance Sheet. There is no assurance that the DGD Joint Venture will continue to be profitable or allow us to continue to make a return on our investment.

DGD’s operations are conducted through a joint venture with Valero. Accordingly, we share control with our joint venture partner over certain economic, legal and business interests of DGD, who may have economic, business, or legal interests, opportunities, or goals that are inconsistent with, or different from, our opportunities, goals, and interests, or may have different liquidity needs or financial condition characteristics than our own, be subject to different legal or contractual obligations than we are, or be unable to meet their obligations. For instance, while we share certain management rights with our joint venture partner under the DGD LLC Agreement, we do not have full control of every aspect of DGD’s business and certain significant decisions concerning DGD, including, among others, the acquisition or disposition of assets above a certain value threshold, making certain changes to DGD’s business plan, raising debt or equity capital, DGD’s distribution policy, and entering into particular transactions, also require certain approvals from our joint venture partner. Failure by us or our joint venture partner to adequately manage the risks associated with DGD and any differences in views among us and our joint venture partner could prevent or delay actions that are in the best interests of us or the DGD Joint Venture and could have a material adverse effect on our, or the DGD Joint Venture’s, financial condition, results of operations and liquidity. Furthermore, our equity in net income of DGD, which is based on our 50% interest in the unconsolidated earnings of the standalone DGD financial statements, may not always match our joint venture partner’s consolidated results and presentation. In addition, the DGD LLC Agreement limits our ability to freely transfer or sell our interest in the DGD Joint Venture.

The DGD Joint Venture is dependent on governmental energy policies and programs, such as the National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as in the state of California), which positively impact the demand for and price of renewable diesel. Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse effect on the DGD Joint Venture. See the section entitled “Risk Factors-Risks Related to the Company-Our renewable energy businesses may be affected by energy policies around the world.” Additionally, there may be new entrants into the renewable fuels industry or new technologies developed that could meet demand for lower-carbon transportation fuels and modes of transportation in a more efficient or less costly manner than our technologies and products, which could also have a material adverse effect on the DGD Joint Venture. For instance, several other companies have made, or announced interest in making, investments in renewable diesel projects. Should these projects develop, the DGD Joint Venture would face competition from them for feedstocks and customers, which could strain margins on the products it sells and limit the growth and profitability of the DGD Joint Venture. It is not possible at this time to predict the ultimate form, timing, or extent of any such developments; however, a reduction in the demand for the DGD Joint Venture’s products as a result of any of the foregoing events could materially and adversely affect our business, financial condition, results of operations, and liquidity.

DGD’s production plants are its principal operating assets and are subject to planned and unplanned downtime and interruptions. Its operations could also be subject to significant interruption if one of its plants were to experience a major accident or mechanical failure, be damaged by severe weather or natural disasters (such as hurricanes) or man-made disasters (such as cybersecurity incidents or acts of terrorism), or otherwise be forced to shut down or curtail operations. If any of its plants, or related pipeline or terminal, were to experience an interruption in operations, our earnings could be materially and adversely affected (to the extent not recoverable through insurance) because of lost productivity and repair and other costs.

In addition, the operation of a joint venture such as this involves a number of risks that could harm our business and result in the DGD Joint Venture not performing as expected, such as:

•problems integrating or developing operations, personnel, technologies or products;

•the unanticipated breakdown or failure of equipment or processes, including any unforeseen issues that may arise in connection with the operation of the DGD Facilities or completion and startup of any expansion or capital projects or the possibility of equipment failure as a result of materials degradation;

•the inaccuracy of our assumptions about prices or demand for the renewable diesel or SAF that the DGD Joint Venture produces;

•unforeseen engineering or environmental issues, including new or more stringent environmental regulations affecting operations;

•unforeseen capital contributions required under the DGD LLC Agreement;

•the inaccuracy of our assumptions about the timing and amount of anticipated revenues and operating costs including feedstock prices;

•the diversion of management time and resources;

•difficulties in obtaining and maintaining permits and other regulatory issues, potential license revocations and changes in legal requirements;

•adverse changes in government policies, programs and/or mandates around the world that benefit biofuels, including, without limitation, reductions, dilutions or terminations of government credits, incentives and/or subsidies for biofuels or programs or mandates requiring biofuel use;

•changes in supply and demand for biofuels, including potential overproduction of biofuels against demand resulting in diminished returns and potential dilution of government credits, incentives and/or subsidies;

•difficulties in establishing and maintaining relationships with suppliers and end user customers;

•the risk that one or more competitive new renewable diesel or SAF plants are constructed that use different technologies from the DGD Joint Venture and result in the marketing of products that are more effective as a substitute for carbon-based fuels or less expensive than the products marketed by the DGD Joint Venture;

•performance below expected levels of output or efficiency;

•disruptions in the ability of the pipelines, vessels, or railroads to transport feedstocks or products because of weather events (such as hurricanes), accidents, derailment, collision, fire, explosion, government regulations, or third-party actions;

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

Markets and/or prices for our biofuels, biogases and green electricity, including those of DGD, may be impacted by government policies around the world relating to renewable energy and greenhouse gas emissions (“GHG”). Programs like RFS and LCFS and tax credits for biofuels both in the United States and abroad are subject to revision and change which may impact the demand for our finished products. Furthermore, support from renewable identification numbers (“RINs”), LCFS credits, and other government programs play an important role in the makeup of margins for DGD, and we are exposed to the volatility in the market price of RINs, LCFS credits, and other credits. We cannot predict the future prices of RINs, LCFS credits or other credits, nor can we predict changes or continued implementation of policies that support these programs.

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

In August of 2022, as part of the Inflation Reduction Act of 2022, the blender tax credit was extended at $1.00 per gallon until December 31, 2024. As a blender, the DGD Joint Venture has recorded approximately $1,281.7 million of blender tax credits for fiscal 2024, with Darling's portion equaling 50%. In January 2025, the Clean Fuels Production Credit (CFPC) became effective through 2027. Under the CFPC, non-aviation transportation fuel receives a credit equal to either $0.20/gallon or $1.00/gallon multiplied by the fuel’s emission reduction percentage. In order to start with the $1.00 per gallon baseline, the fuel must be produced at a qualifying facility that meets the prevailing wage and apprenticeship requirements. In contrast to the blender tax credit, the CFPC requires that production must take place in the United States and the fuel must be sold in a certain manner. Under the CFPC, sustainable aviation fuel receives a credit equal to either $0.35/gallon or $1.75/gallon multiplied by the fuel’s emission reduction percentage. In order to start with the $1.75 per gallon baseline, the neat SAF must be produced in the United States at a qualifying facility that meets the prevailing wage and apprenticeship requirements before being sold for use in an aircraft. In fiscal 2024, the Company’s share of tax credits for biofuels DGD produced was material to the Company, so any legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing any of these programs could have a negative impact on our business and results of operations.

The transition from the blender tax credit to the CFPC on January 1, 2025 introduced a number of risks that could negatively impact the results of operations of the DGD Joint Venture and cause a material and adverse impact to the Company. These include, but are not limited to: credit eligibility and compliance risks for failure to satisfy qualification, prevailing wage and apprenticeship and other certification and documentation requirements which could reduce credit values or void credits; regulatory risks because the U.S. Treasury has yet to provide final CFPC regulations, and credits earned since January 1, 2025 must be determined based on currently available information from Treasury; legislative risks with a new administration in the U.S., including risks associated with the CFPC being modified, repealed or paused; and credit transfer risks, including the development of markets to sell the credits, the strength of any such markets and the viability of the credits with respect to discounts to credit values on sales, and potential Company indemnities with credit sales which introduce the risk of reimbursing buyers for any later credit adjustments including potential penalties, interest and tax gross-ups which could be material.

We are highly dependent on natural gas, diesel fuel and electricity, the prices of which can be volatile, and such dependency could materially adversely affect our business.

Our operations are highly dependent on the use of natural gas, diesel fuel and electricity and a disruption in any of them could have a material adverse effect on the business and results of operations of the affected facility. We consume significant volumes of natural gas to operate boilers in our plants, which generate steam to heat raw materials, and natural gas prices represent a significant cost of facility operations included in cost of sales. We also consume significant volumes of diesel fuel to operate our fleet of tractors and trucks used to collect raw materials, and diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Prices for both natural gas and diesel fuel can be volatile, partially due to the ongoing Russian-Ukraine war, the Israeli-Palestinian conflict and other Middle Eastern conflicts or the inflationary environment, and therefore, represent an ongoing challenge to our operating results. Although we continually manage these costs and hedge our exposure to changes in fuel prices through our formula pricing, and from time to time, derivatives, a material increase in prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect our business, results of operations and financial condition. We also require a significant amount of electricity in operating certain of our facilities, a significant increase in the cost of which could have a material adverse effect on the business and results of operations of the affected facility. Additionally, the availability of natural gas, diesel fuel and electricity can be affected by numerous events such as weather (e.g., hurricanes and periods of considerable heat or cold), pipeline and other logistics interruptions, electric grid outages, cybersecurity incidents, intermittent electricity generation, hostilities, sanctions and supply and demand imbalances.

A significant percentage of our revenue is attributable to a limited number of suppliers and customers.

In fiscal year 2024, the Company’s top ten customers for finished products accounted for approximately 36% of product sales. In addition, the Company’s top ten raw material suppliers accounted for approximately 26% of its raw material supply in the same period. Disruptions or modifications to, or termination of, our relationship with any of our significant suppliers or customers, or financial difficulties experienced by any of our suppliers or customers that lead to curtailment or termination of their operations, could cause our businesses to suffer significant financial losses and could have a material adverse effect on our business, earnings, financial condition and/or cash flows.

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

We conduct foreign operations in Europe, South America, Canada, Asia and Australia. While we expect that our geographical diversity reduces our exposure to risks in any one country or part of the world, it also subjects us to various risks and uncertainties relating to international sales and operations, including:

•imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by the United States against foreign countries or by foreign countries against others regarding the importation of poultry, beef and pork products, gelatin and collagen products, fats and oils, and/or biofuels, in addition to operating, import or export licensing requirements imposed by various foreign countries;

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

•compliance with, and enforcement of, a wide variety of complex U.S. and non-U.S. laws, treaties and regulations, including, without limitation, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010, anti-corruption laws of the EU Member States, the Brazilian corporate anti-corruption law and similar anti-corruption legislation in many jurisdictions in which we or our joint venture partners operate, as well as economic and trade sanctions enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the European Union (“EU”) institutions, the EU Member States’ authorities, or other governmental entities; and

•distribution costs, disruptions in shipping or reduced availability or increased costs of freight transportation, including, without limitation, due to strikes or port closures which could impact movement of raw materials and finished products.

These risks and uncertainties could jeopardize or limit our ability to transact business in one or more of our international markets or in other developing markets and may have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, from time to time certain of our international operations make contractual prepayments to raw material suppliers in the ordinary course of business, which may subject the Company to financial risk should any such supplier experience financial difficulties, bankruptcy or cease operations.

Seasonal factors and weather, including the physical impacts of climate changes, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations.

There is a growing global concern that carbon dioxide and other GHG in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as legal, regulatory and market responses to climate change. Certain jurisdictions in which we operate have either imposed, or are considering imposing, new or increasingly stringent legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation and reduction of GHG and potential carbon pricing programs. These new or increasingly stringent legal or regulatory requirements could result in significantly increased costs of compliance and additional investments in facilities and equipment, and reduced raw material supplies in areas where these requirements limit or eliminate livestock operations. While we assess climate related regulatory risks as part of our risk management process, we are unable to predict the scope, nature and timing of any new or increasingly stringent environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate and consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations.

Furthermore, emerging legislation seeks to regulate corporate environmental, social, and governance (“ESG”) practices, including practices related to the causes and impacts of climate change as well as supply chain control and compliance with human rights. For example, in December 2022 the EU adopted Directive (EU) 2022/2464 amending Regulation (EU) No 537/2014, Directive 2004/109/EC, Directive 2006/43/EC and Directive 2013/34/EU, also known as the Corporate Sustainability Reporting Directive (“CSRD”). The new rules, which apply to all large (EU and non-EU) companies with significant activities in the EU and to EU-listed small and medium-sized enterprises, require companies to report on how sustainability issues (environmental, social, and governance) affect their business and about their own impact on people and the environment. In addition, in May 2024 the EU adopted Directive (EU) 2024/1760, also known as the Corporate Sustainability Due Diligence Directive (“CSDDD”). The CSDDD will become gradually applicable starting in 2027 to large (EU and non-EU) companies and parent companies meeting specific thresholds. The new rules require in-scope companies to conduct risk-based due diligence in order to identify, prevent, mitigate and remediate actual and potential adverse impacts on people and the environment resulting from the operations of the company, its subsidiaries and business partners in the Company’s supply chain. In-scope companies are also required to adopt and implement a climate transition plan, setting out a strategy to reduce emissions in line with the Paris Agreement targets. There has also been increased focus from our stakeholders, including consumers, suppliers, employees and investors, on our sustainability and ESG practices. We expect that stakeholder expectations with respect to sustainability and ESG will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations.

The quantity of raw materials available to us is impacted by seasonal factors, including holidays, when raw material volumes decline, and cold weather, which can impact the collection of raw materials. In addition, warm weather can adversely affect the quality of raw materials processed and our yield on production due to more rapidly degrading raw materials. In addition to seasonal impacts, depending on the location of our facilities and those of our suppliers, our operations could be subject to weather impacts, including the physical impacts of climate changes, changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities and changing temperature levels. Physical damage, flooding, excessive snowfall or drought resulting from changing climate patterns could adversely impact our costs and business operations, the availability and costs of our raw materials, and the supply and demand for our end products. These effects could be material to our results of operations, liquidity or capital resources. The quality and volume of the finished products that we are able to produce could be negatively impacted by unseasonable or severe weather or unexpected declines in the volume of raw materials available during holidays, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, severe weather events may also impact our ability to collect or process raw materials or to transport finished products.

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

Product liability or other claims, product recalls or any other events that cause consumers to no longer associate our brands or those of our customers for whom we manufacture products with high quality and safety may result in adverse publicity and negatively impact our reputation and the value of our and their brands and lead to decreased demand for our products. In addition, as a result of any such claims against us or product recalls, we may be exposed to claims by our customers for damage to their reputations and brands. Product liability or other claims and product recalls may also lead to increased scrutiny or investigations by federal, state and foreign regulatory agencies of our operations and could have a material adverse effect on our brands, business, reputation, results of operations and financial condition.

In recent years the EU has adopted new mechanisms to allow (and encourage) claims by consumers, including in collective litigation forms. The civil liability risks in Europe in relation to misleading advertising are material, and increasing, and on December 8, 2024, Directive (EU) 2024/2853, the EU’s revised Product Liability Directive (“PLD”), entered into force, which must be transposed into national legislation of the EU Member States by December 9, 2026. The revised PLD introduces a number of significant changes that increase liability risks for companies distributing their products to EU consumers. Direct civil enforcement before EU institutions or courts is not available, but EU law requires the EU Member States to enhance consumer protection at the national level by requiring every EU Member State to allow consumer representative bodies to take civil claims on behalf of consumers for breaches of certain EU consumer laws.

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

As of December 28, 2024, the Company had approximately $2.3 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred, as well as whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the reporting unit, including goodwill, and the fair value of the reporting unit, including goodwill, in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

Risks Related to Legal and Regulatory Compliance

Our operations are subject to various laws, rules and regulations including those relating to the protection of the environment and to health and safety, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for damages, including environmental damages.

Our operations subject us to various and increasingly stringent environmental, health and safety requirements in the various jurisdictions where we operate, including those governing air emissions and odor, wastewater discharges, storm water discharges, the management, storage and disposal of materials in connection with our facilities, occupational health and safety, product packaging and labeling and our handling of hazardous materials and wastes, such as gasoline and diesel fuel used by our trucking fleet and operations. Failure to comply with these requirements could have significant consequences, including recalls, penalties, injunctive relief, claims for personal injury and property and natural resource damages, other claims and negative publicity. Our operations require the control of air emissions and odor and the treatment and discharge of storm water and wastewater to publicly owned treatment works and/or the environment. We operate boilers at many of our facilities and store wastewater in lagoons/tanks and/or, as permitted, discharge it to publicly owned treatment works or surface waters, or manage by land application. We have incurred significant capital and operating expenditures to comply with environmental requirements, including for the upgrade of wastewater treatment facilities, and will continue to incur such costs in the future.

We could be responsible for the remediation of environmental contamination and may be subject to associated liabilities and claims for personal injury and property and natural resource damages. We own or operate numerous properties, have been in business for many years and have acquired and disposed of properties and businesses over that time. During that time, we or other owners or operators may have generated or disposed of wastes or stored or handled other materials that are or may be considered hazardous or may have polluted the soil, surface water or groundwater at or around our facilities. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 in the United States (“CERCLA”), also known as the Superfund law, responsibility for the cost of cleanup of a contaminated site can be imposed upon current or former site owners and operators, or upon any party that sent waste to the site, regardless of the lawfulness of the activities that led to the contamination. Similar laws outside the United States impose liability for environmental cleanup, often under the polluter pays theory of liability but also based upon ownership in some circumstances. There can be no assurance that we will not face extensive costs or penalties that would have a material adverse effect on our financial condition and results of operations. For example, we have received notices from the EPA relating to alleged sediment contamination in Newtown Creek in New York and alleged river sediment contamination in the Lower Passaic River area of New Jersey, and are party to a lawsuit filed by Occidental Chemical Corporation in which it seeks contribution for various investigative and cleanup costs it has incurred in connection with the Lower Passaic River area of New Jersey. See Item 3. “Legal Proceedings” for additional information about the Lower Passaic River matter. In addition, future developments, such as more aggressive enforcement policies, new laws or discoveries of currently unknown contamination conditions, may also require expenditures that may have a material adverse effect on our business and financial condition. For example, regulations are newly emerging regarding per- and polyfluoroalkyl substances (“PFAS”) due to potential health and environmental risks. In April 2024, the EPA adopted a rule designating two widely used PFAS – perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”) – as “hazardous substances” under CERCLA and adopted the primary drinking water standard for PFAS. In the EU, because only certain subgroups of PFAS are currently regulated at the EU level, the EU legislators are taking steps to adopt a comprehensive legislative measure simultaneously restricting a large number of PFAS. In February 2023, the European Chemical Agency (“ECHA”) published a proposal to restrict 10,000+ PFAS under Annex XVII of Regulation (EC) No. 1907/2006 concerning the registration, evaluation, authorization and restriction of Chemicals (“REACH”). ECHA’s committees for Risk Assessment and Socio-Economic Analysis are currently evaluating the proposal based on a sector-based approach to address the specificities of such substances, and a consolidated opinion will be sent to the European Commission, which will make the ultimate decision in consultation with the EU Member States. Further consultations and evaluations are expected to continue in 2025 and beyond. While Darling does not manufacture or use PFAS substances, the raw materials we process could contain PFAS as could the influent waters from city supply services and/or production wells. If PFAS is contained in these sources, it could persist in the outputs of our production, including wastewater treatment discharges, wastewater-derived residuals, and/or finished products. There can be no assurance that we will not face costs or penalties regarding PFAS that would have a material adverse effect on our financial condition and results of operations. We could also be subject to odor related claims, damages, violations and/or penalties, including potential class action odor litigation.

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

We have approximately 15,500 employees world-wide and are subject to a wide range of local, provincial and national laws and regulations governing the health and safety of workers, including, for example, OSHA in the United States. We can be subject to potential fines and civil and, in egregious cases, criminal actions if we are found to be in violation of worker health and safety laws in any of these jurisdictions. Further, as such laws and regulations change, we may sometimes be required to commit to unplanned capital expenditures in order to continue to comply with workplace safety requirements at our facilities. In addition, we operate and maintain an extensive vehicle fleet to transport products to and from customer locations. Our fleets and drivers are subject to federal, state, local and foreign laws and licensing requirements applicable to commercial fleets, their cargo and their hours and methods of operation. Failure to comply with these laws and regulations in any location could materially adversely affect our business, results of operations, financial condition and reputation.

Risks Relating to Global Disease Outbreaks or Pandemics

Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of diseases such as swine influenza viruses (collectively known as “Swine Flu”) and highly pathogenic strains of avian influenza (collectively known as “Bird Flu”) and severe acute respiratory syndrome (“SARS”), including SARS-coronavirus 2 (“CoV-2”), that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a global pandemic. As of the date of this report, various strains of Bird Flu have been and continue to be reported in wild fowl and commercial poultry in Europe, North America, the Middle East and parts of Asia, and there has been at least one human death which is associated with the first case of H5N1 Bird Flu.

Other diseases that are highly contagious within a species, but do not affect other animals and are not transmissible to humans, such as porcine epidemic diarrhea (“PED”) virus, may significantly impact production of the susceptible livestock or animal species in a country or region. African Swine Fever (“ASF”) is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available as of the date of this report. In the past few years, ASF has become widespread in multiple Chinese, Vietnamese and Philippine provinces and has been reported in Cambodia, Laos, Myanmar, Timor-Leste, Indonesia, Malaysia, and Thailand in South East Asia and the People's Democratic Republic of Korea, the Republic of Korea, Mongolia, Bhutan and India. In April 2021, the Chinese Ministry of Agriculture and Rural Affairs (“MARA”) issued the “Work plan for Regional Prevention and Control of African Swine Fever and Other Major Animal Diseases (Trial)”, which divided the entire country into five regions (South-Central, Eastern, Northern, South-West, and North-west). Pig movement is restricted and ASF-free zones were created within a region. Only pigs from ASF-free zones, breeding pigs and piglets are allowed to move beyond their respective region. Such restrictions on the movement of pigs from one region to another may affect slaughter numbers within certain regions and thereby reduce volumes of raw material supplied to our locations that, within the same region, process blood and make collagen from pork skins. Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, resulted in a temporary ban on the use of porcine plasma in pork feed which negatively affected demand for our products as ingredients in porcine animal feed in China. This ban has now been lifted and porcine plasma is once again allowed to be used in pork feed provided that certain newly established guidelines are met. ASF has also been reported in Eastern Europe since 2007. The disease has been detected in both domestic and feral pigs in several EU (primarily Eastern European) Member States in the past years, and the EU has taken measures to address the spread of ASF. In particular, based on the epidemiological situation of ASF, the areas affected by ASF in relevant EU Member States have been listed as restricted zones I, II and III in Annex I to the Commission Implementing Regulation (EU) 2023/594, as amended. The Implementing Regulation provides special control measures for ASF based on Regulation (EU) 2016/429 (“Animal Health Law”). On July 28, 2021, ASF was confirmed in the Dominican Republic and subsequently in Haiti on September 30, 2021. As a result of the occurrence of ASF in North America, the Animal and Plant Health Inspection Service (“APHIS”), on September 24, 2021, submitted plans to the World Organization for Animal Health (“OIE”) for the declaration of a new ASF protection zone in Puerto Rico and the U.S. Virgin Islands. Although ASF has not been detected in Puerto Rico or the U.S. Virgin Islands, establishing such an ASF protection zone will add to existing efforts to prevent ASF from spreading into the United States and protect exports of pork related products. Because Puerto Rico and the U.S. Virgin Islands are territories of the U.S., export markets will close to all live pigs, pork meat and pork by-products produced in the U.S. if ASF finds its way into Puerto Rico or the U.S. Virgin islands. Fortunately, the OIE has established procedures for countries to recognize protection zones and limit bans of affected products to the protection zone and allow trade to continue with regions of the country outside of the protection zone. As of the date of this report, ASF has not been reported in the United States, Canada or South America. ASF does not infect humans and is not considered a food safety hazard. Any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal by-products, as contributing to the spread of a contagious disease could negatively affect demand for our products as ingredients in animal feeds in the affected country or region.

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

Our business may be affected by the impact of animal related disease, such as BSE, and by other food safety issues.

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

As a producer of meat-centric food products, we are subject to risks associated with the outbreak of disease in pork, beef livestock, and poultry flocks, including Foot-and-Mouth Disease, Avian Influenza and BSE. The outbreak of disease could adversely affect our supply of raw materials, increase the cost of production, and reduce operating margins. Additionally, the outbreak of disease may hinder our ability to market and sell products. We have developed business continuity plans for various disease scenarios; however, there is no assurance that these plans will be effective in eliminating the negative effects of any such diseases on our operating results.

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

As a result of our international operations, we could be adversely affected by additional non-U.S. regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals is in place in Australia as part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia and inspections and audits are undertaken to ensure compliance. In addition, in the EU, harmonized rules have been adopted for prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation (EC) No 999/2001, as amended (“TSE Regulation”), and in Regulation (EC) No 1069/2009, as amended (“Animal By-Products Regulation”) and other food and feed hygiene regulations. The TSE Regulation establishes a “feed ban” consisting of a ban on the use of processed animal protein (“PAP”), in feed for ruminants according to which only certain animal proteins considered to be safe (such as fishmeal) can be used, but under very strict conditions. Since 1994, a ban on feeding MBM to ruminants has been in place in the EU and expanded in 2001, with the prohibition of feeding all PAP to all farmed animals, subject to certain limited exceptions. In 2009, the BSE-related feed ban was supplemented with the prohibition of intra-species recycling for all food-producing animals. Other animal-derived products besides PAP, such as collagen derived from non-ruminants and hydrolyzed protein derived from parts of non-ruminants or from ruminant hides and skins, were not included in the feed ban. The feed ban has been lifted for pig and poultry PAP in the feed of aquaculture animals, and insect PAP (a new source of animal protein) in the feed of aquaculture animals. In 2021, the European Commission relaxed the “feed ban” to allow the feeding of non-ruminant farmed animals with insect PAP, reauthorize the feeding of poultry with pig PAP, the feeding of pigs with poultry PAP and allow the use of ruminant derived gelatin in feeds for non-ruminant farmed animals.

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

In addition, EU legislation applicable to the agri-food sector could create additional compliance requirements and enforcement risks for us. For example, Regulation (EU) 2019/1381, as amended (“Food Transparency Regulation”), strengthens transparency requirements in EU food law. The European Food Safety Authority (“EFSA”) must disclose scientific data, studies and other information supporting applications, including supplementary information supplied by applicants. EFSA is also tasked with establishing and managing a publicly accessible database of studies commissioned or carried out by business operators to support an application or notification in relation to which it must provide a scientific output. Business operators must notify EFSA of protected and detailed information concerning any study commissioned or carried out by them to support an application or a notification. Any potential disclosure of unfavorable studies and data as well as EFSA’s ultimate decision-making power to determine what constitutes confidential information (and therefore subject or not to transparency obligations) may result in adverse publicity, negatively impact our reputation and/or require us to disclose commercially sensitive information and data. In addition, Regulation (EC) 2017/625, as amended (“Official Controls Regulation”) requires that the EU Member States verify compliance with agri-food chain rules through official controls. To deter fraudulent practices, the Official Controls Regulation introduces more stringent rules for financial penalties, imposed by EU Member States, as well as new provisions to protect whistle-blowers to encourage and facilitate the reporting of non-compliance. More stringent and higher financial penalties may potentially result in significant and unexpected costs and enhanced provisions regarding whistle-blowers may result in more regulatory investigations and enforcement actions, both of which could have a material adverse effect on our business.

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

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may disrupt our third-party business partners’ ability to meet their obligations to us which may negatively affect our operations. These third parties include those who supply our raw materials and other necessary operating materials and logistics and transportation services providers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason. Furthermore, transport restrictions related to quarantines or travel bans could be put in place and global supply may become constrained, each of which may cause the price of certain raw materials used in our products to increase and/or we may experience disruptions to our operations. In addition, any such outbreaks may affect the prices and demand for our finished products.

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

While we currently have no international, national or multi-plant union contracts, as of December 28, 2024 approximately 13% of Darling’s U.S. employees, 47% of Canadian employees and 64% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms, while Canadian agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

Certain U.S. multiemployer defined benefit pension plans to which we contribute are underfunded and these plans may require minimum funding contributions or we may be subject to liabilities due to a termination of, or our withdrawal from, such plans.

We participate in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. Based upon the most currently available information, certain of these multiemployer plans are or may be at risk of being underfunded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required and the level of benefits provided by the plans. In addition, the U.S. Pension Protection Act, which went into effect in January 2008, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, our required contributions to these plans may increase in the future. Furthermore, under current law, a termination of, our voluntary withdrawal from or a mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan to which we contribute would require us to make payments to the plan for our proportionate share of such multiemployer plan’s unfunded vested liabilities, which could be significant and have an adverse effect on our financial condition. Also, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (“IRS”) may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers not contributing their allocable share of the minimum funding to the plan. Requirements to pay increased contributions, withdrawal liability and excise taxes could negatively impact our liquidity and results of operations.

The proposed Employment Rights Bill is set to overhaul employment law in the UK, with a number of employee friendly proposals which could have an adverse effect on our business due to increased costs associated with being an employer.

On October 10, 2024, the UK government introduced the Employment Rights Bill 2024-25 (the “ER Bill”) to Parliament, aiming to modernize and enhance worker rights through 28 proposed reforms. These reforms are expected to significantly impact UK employment law. The government will consult on these proposals, and changes may occur as the ER Bill progresses through Parliament. Key proposals include the establishment of a new state enforcement body to tackle unlawful employment practices, which would mark a significant shift in UK employment law away from reliance on individual enforcement. Further proposals include making unfair dismissal a right from the first day of employment, changes to redundancy rules and the introduction of new grounds for automatically unfair dismissal to restrict “fire and rehire” practices. In terms of industrial relations, the ER Bill lowers the threshold for trade union recognition and repeals previous restrictions on strike action. For zero hours contracts, it mandates guaranteed hours and reasonable shift notice. Family rights are enhanced with protections for maternity returners, statutory bereavement leave, and the removal of the qualifying period for parental and paternity leave. Statutory Sick Pay reforms include removing the three-day waiting period and a proposal to lower the earnings threshold. These reforms represent a significant shift in favor of employee rights, with detailed consultations expected in 2025 and most reforms unlikely to be implemented until 2026. If enacted, they will bring substantial changes to the UK employment landscape, increasing the costs and risks associated with being an employer, which could in turn have an adverse effect on our business and future operations in the UK.

Risks Related to our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition.

As of December 28, 2024, our total indebtedness, including trade debt, was approximately $4.0 billion and we had undrawn commitments available for additional borrowings under the revolving credit facility included as part of our senior secured credit facilities of up to approximately $1.2 billion (after giving effect to approximately $267.0 million of revolver borrowing, $0.7 million of outstanding letters of credit and $72.7 million of ancillary facilities). Our high level of indebtedness could have important consequences, including the following:

•making it more difficult to satisfy our obligations to our financial lenders and our contractual and commercial commitments;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements on commercially reasonable terms or at all;

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

Although certain of the indentures that govern the senior notes and the credit agreement governing the senior secured credit facilities contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the additional indebtedness that we and our subsidiaries could incur in compliance with these restrictions could be substantial. To the extent that we or our subsidiaries incur additional indebtedness, the risks associated with our indebtedness, including our possible inability to service our indebtedness, could intensify. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “5.25% Senior Notes due 2027” and “3.625% Senior Notes due 2026.”

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

If our cash flows and capital resources are insufficient to fund our debt service obligations and to meet our other cash needs, we could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations and our other cash needs. The credit agreement governing our senior secured credit facilities and certain indentures governing our senior notes restrict our ability to use the proceeds from the disposition of assets, debt incurrence or sales of equity to repay other indebtedness. We may not be able to consummate any such dispositions or to obtain debt or equity proceeds in amounts sufficient to meet any debt service obligations, and we may be restricted under such credit agreement or indentures from using any such amounts to service other debt obligations.

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

We conduct a significant portion of our operations through our subsidiaries, a number of which operate outside the United States. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us. Unless they are guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on the indebtedness or to make funds available for that purpose. Under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. For example, our subsidiaries that are organized under the laws of, and operate in, China currently have substantial regulatory restrictions on their ability to make cash available to us. While the credit agreement governing the senior secured credit facilities and potentially, the agreements governing certain of our other indebtedness will limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to make other intercompany payments to us, these limitations are subject to certain significant qualifications and exceptions.

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

•governmental policies affecting biofuels and/or biofuel feedstocks;

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

We have not paid any dividends on our common stock since January 3, 1989 and we have no current plans to do so. Our current financing arrangements permit us to pay cash dividends on our common stock within limitations defined by the terms of our existing indebtedness, including our senior secured credit facility, and 3.625% senior notes due 2026 and any other indentures or other financing arrangements that we enter into in the future that include similar limitations. For example, our senior secured credit facility restricts our ability to make payments of dividends in cash if certain coverage ratios are not met. Even if such coverage ratios are met, any determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, business opportunities, restrictions imposed by any of our financing arrangements, provisions of applicable law and any other factors that our board of directors determines are relevant at that point in time.

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

Shares of our common stock are equity interests and do not constitute indebtedness. As such, the shares of common stock will rank junior to all of our indebtedness, including our trade debt, and to other non-equity claims on us and our assets available to satisfy claims on us, including claims in a bankruptcy, liquidation or similar proceedings. Certain of our existing indebtedness restricts, and future indebtedness may restrict, payment of dividends on the common stock.

Unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of common stock, (i) dividends are payable only when and if declared by our board of directors or a duly authorized committee of the board of directors and (ii) as a corporation, we are restricted under applicable Delaware law to making dividend payments and redemption payments only from legally available assets. Further, under our certificate of incorporation, there are no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions arising as to our common stock, subject only to the voting rights available to stockholders generally.

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

We may engage in capital projects, such as the recently completed DGD Joint Venture SAF project at the DGD Port Arthur Plant, based on the forecasted project economics and level of return on the capital to be employed in the project. Large-scale projects take many years to complete, and market conditions can change from our forecast. As a result, we may be unable to fully realize our expected returns, which could negatively impact our financial condition, results of operations, and cash flows.

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

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services, while data privacy and cybersecurity laws continue to proliferate presenting heightened regulatory risk.

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

Cyber-attacks could be attempted on any of the Company’s external surfaces, such as internet access points or operational technology. Threat actors may gain access to the Company’s protected data, information and/or access credentials to initiate cyber-attacks or to sell or expose Company information using various schemes, including social engineering, phishing and/or artificial intelligence, including deepfakes, as well as through data breaches, whether intentional or unintentional,including as a result of malicious insiders, insider errors, third parties who access the Company’s information, data transfers and/or data classification. The Company may face additional cybersecurity risks with respect to operational technologies, including those of acquired entities or assets. Cyber-attacks on operational technology surfaces could be initiated by threat actors or malicious insiders. Pathways for cyber-attacks or incidents on operational technology or in other parts of our networks or systems could also be initiated by a third party, such as a vendor or consultant, intentionally or unintentionally, who uses a compromised device to access our operational technology and transfers the compromise, such as malware or a virus. Cyber-attacks on operational technology could include attack of various systems such as industrial control systems (ICS) or supervisory control and data acquisition (SCADA) systems for various purposes, such as control of operations, and can spread systemically beyond the point of entry due to the interconnectivity of such systems internally and with the internet. Cyber risks with legacy systems (including legacy systems inherited in acquisitions) could include structural weaknesses or vulnerabilities, and challenges with patches and upgrades necessary to defend against threat actors. Threat actors who penetrate the Company’s information systems may attempt to install malicious code (such as malware or ransomware) to gain control of systems, data, or information for the purpose of extracting a ransom; shutting down operations; initiating an equipment override to cause a fire, hazardous release or explosion; or exposing confidential or proprietary information. Cyber-attacks can also be executed within the various supply chains in which the Company operates, which could impact the availability of raw materials, transport of finished goods, port operations, markets, prices or product demand.

Furthermore, we are subject to complex and evolving laws and regulations regarding, cybersecurity, privacy, know-your-customer requirements, data protection, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices or inconsistent with one another. If personal, confidential or proprietary information of customers or employees in our possession is mishandled or misused, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations. For example, the General Data Protection Regulation (“GDPR”) imposes stringent data protection requirements with respect to (among other things):

•accountability and transparency requirements, requiring controllers to demonstrate and record compliance with the GDPR and to provide detailed information to individuals regarding the processing of their personal data;

•requirements to process personal data lawfully, including specific requirements for obtaining valid consent where consent is the lawful basis for processing;

•obligations to comply with various data protection rights which can be exercised by individuals;
•an obligation to report certain personal data breaches to the competent data protection supervisory authority without undue delay (and no later than 72 hours) and to affected individuals; and

•obligations relating to international transfer of personal data.

The GDPR also provides for significant penalties for noncompliance, and data protection supervisory authorities have the power under the GDPR to (among other things) impose significant fines for serious breaches. Individuals also have a right to compensation as a result of an organization’s breach of the GDPR which has affected them, for financial or non-financial losses (e.g., distress). Additionally, we are subject to the general data protection law in Brazil, which has similar requirements and restrictions as GDPR, as well as potential penalties for noncompliance.

Additionally, in the EU, the EU Network and Information Systems Security 2 Directive (“NIS2”) (and the implementing laws at a national EU Member State level), to which the Company is also subject, imposes stringent cybersecurity and incident reporting requirements on “essential” and “important” entities. The NIS2 empowers the EU Member States to define all rules regarding penalties applicable to infringements, provided that they are effective, proportionate, and dissuasive, and provides that any maximum fines set by Member States for “essential” entities should be at least 10 million euros or 2% of total worldwide annual revenue, whichever is higher. In addition to monetary fines, other sanctions may include (i) a temporary suspension on providing services in the EU (by suspending relevant authorizations/certifications); (ii) an order to make public certain elements of the infringement and/or inform customers; and (iii) injunctions to immediately cease infringing conduct. Importantly, NIS2 also provides that senior members of staff can be held personally liable, and face administrative fines or be temporarily suspended from exercising managerial functions at the legal representative or chief executive officer level.

We may face difficulty in fully complying with these regulations and any failure to do so could subject us to significant monetary penalties, liabilities, and adverse publicity. In the United States, the California Consumer Privacy Act (“CCPA”) is a far-reaching data privacy law, which has been significantly amended by the California Privacy Rights Act (“CPRA”). The full impact of the amended CCPA on us and others in our industry remains uncertain because regulations that are necessary to fully implement the law have not been finalized. Those include regulations that would be the first in the US to comprehensively regulate the use of artificial intelligence when used to make decisions about individuals. In addition to California, other states have passed data privacy laws, some of which are currently in effect and others that will take effect over the next two years; meanwhile, other states continue to evaluate the enactment of other data privacy and cybersecurity laws. Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of personal information. We also expect additional laws and regulations to be passed regulating various uses of artificial intelligence, including as described in the October 2023 White House Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence. In addition, in August 2024, EU Regulation 2024/1689 on artificial intelligence (“EU AI Act”) entered into force. Most of the rules will go into effect in August 2026. The EU AI Act governs the development and deployment of AI placed on the EU market, used in the EU, or where the output is used or intended to be used within the EU. The EU AI Act aims to ensure the safe and ethical development of artificial intelligence technologies, and establishes a risk-based regulatory framework, categorizing artificial intelligence systems into four levels of risk (i.e., unacceptable, high, limited and minimal). In case of non-compliance, the fine threshold is set at 35 million euros or 7% of total annual worldwide turnover, whichever is higher, and regulators have the power to remove non-compliant products from the EU market. Achieving compliance with the EU AI Act may require significant investments in adapting artificial intelligence systems to meet regulatory requirements. This could include implementing enhanced data governance, ensuring human oversight, and providing detailed technical documentation, which may increase costs and deployment timelines. The impact of these cybersecurity, privacy, and artificial intelligence laws and orders on us and others in our industry is uncertain. We also may be required to expend significant resources to prepare for and comply with the evolving standards. We could be adversely affected if state, federal or international data privacy or cybersecurity laws or regulations are interpreted in a manner that would require changes in our business practices, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

Artificial intelligence could subject the Company to loss through various internal and external risks.

The pace of artificial intelligence advancements (including generative artificial intelligence) and its complex and dynamic regulatory environment subjects the Company to a variety of risks. This includes risks to the privacy and security of the Company’s data, such as unauthorized disclosures of data which could be used to the detriment of the Company. Artificial intelligence also introduces tools that could be used for malicious purposes, such as advanced deceitful communication methods used to harm the Company. Artificial intelligence also subjects the Company to potential competitive disadvantages in its business and missed innovation opportunities.

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

We are subject to income taxes in the United States and in numerous other foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our future effective tax rates could be adversely affected by changes in the mix of earnings by jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or tax rates, such as the Section 45Z tax credit and implementation of the global minimum tax in the jurisdictions in which we operate. Furthermore, we are regularly subject to audit by tax authorities with respect to both income and other non-income taxes. Unfavorable audit results or tax rulings, or other changes resulting in significant additional tax liabilities, could have material adverse effects upon our earnings, cash flows, and financial condition.

Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition.

We are a party to various lawsuits, claims and loss contingencies arising in the ordinary course of business, including insured worker's compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to various matters including labor and employment, employee benefits, occupational safety and health, wage and hour, compliance, sustainability, permitting requirements, environmental matters, including odor, air, wastewater and storm water discharges from the Company’s processing facilities and other federal, state and local issues, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters. The outcome of litigation, particularly class action lawsuits, and regulatory proceedings is difficult to assess or quantify and could include injunctive or other such relief which impacts our ability to operate. Plaintiffs (including governmental agencies) in these types of lawsuits and proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits or proceedings may remain unknown for substantial periods of time. The costs of responding to or defending future litigation or regulatory proceedings may be significant and any future litigation or regulatory proceedings may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation or regulatory proceedings that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation or regulatory proceedings may have a material adverse effect on our business, results of operations and financial condition. For more information related to our litigation and regulatory proceedings, see Item 3. “Legal Proceedings.”

Our European pension funds may require minimum funding contributions.

In the UK and the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States (and the UK). The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements. As a result, the solvency of EU pension funds is mostly regulated on a national level. On December 23, 2016, the new IORP Directive (“IORP Directive II”) was published on the Official Journal of the European Union and entered into force on January 12, 2017, though this did not make substantive changes to the solvency requirements under the original IORP Directive. The IORP Directive II recognizes in one of its recitals that changes in this area could potentially decrease the willingness of employers to provide occupational pension schemes. EU Member States were required to implement IORP Directive II into national legislation by January 13, 2019, noting that the IORP Directive was repealed from that date. Pursuant to Article 62.2., letters (a) and (c), of the IORP Directive II, the Commission was required to review and report on the application of the directive by January 13, 2023, to look at the adequacy of the directive “from a prudential and governance point of view” and the impact of the directive on the stability of IORPs. In preparation thereof, the Commission issued a call for technical advice from the European Insurance and Occupational Pensions (“EIOPA”) regarding the evaluation and review of the IORP Directive II. The EIOPA submitted their technical advice on the review on September 28, 2023 where they proposed that the Commission: (a) keeps the regulatory framework for IORPs relevant; (b) recognizes the need for existing defined benefit IORPs to be properly regulated and supervised; and (c) enhance proportionality measures. During the course of 2021, members of the Commission commented that the planned review would likely be postponed until 2024 given that many EU Member States were late in fully transposing the directive (including France, Ireland, Spain and Sweden), and the EIOPA noted in October 2023 that the review may be delayed further until 2025 given upcoming elections at the European Commission. The UK introduced legislation with effect from January 13, 2019 to implement certain parts of IORP Directive II: (i) the Occupational Pension Schemes (Governance) (Amendment) Regulations 2018, SI 2018/1103, which implemented the governance provisions; (ii) the Occupational Pension Schemes (Cross-border Activities) (Amendment) Regulations 2018, SI 2018/1102, which implemented the requirements relating to cross-border activity and cross-border transfers; and (iii) the Pension Protection Fund (Pensionable Service) and Occupational Pension Schemes (Investment and Disclosure) (Amendment and Modification) Regulations 2018, SI 2018/988, which (among other things) made amendments to the content requirements of statements of investment principles so as to require trustees to state, from October 1, 2019, their policy on ‘financially material considerations’. The UK government considered that the other aspects of IORP Directive II were already adequately covered by the existing UK law. Given that IORP Directive II had already been implemented in UK law, the European Union (Withdrawal) Act 2018 (the “EUWA 2018”) had preserved any legislation made in the UK to implement the obligations under IORP Directive II (including those carried over from the IORP Directive). That legislation has not changed following Brexit, and there is not yet indication that the UK legislation and regulation which apply to IORPs will diverge from that of the EU, however this may happen over time, given mechanisms in the EUWA 2018 allow for departure from retained EU case law, and the effect of the Retained EU Law (Revocation and Reform) Act 2023 (the “REUL Act”) (which achieved Royal Assent in the UK on June 29, 2023) on the status, operation and content of retained EU law. Although the REUL Act does not revoke legislation specific to IORPs, other provisions of it, such as the removal of general principles of EU law, may have an impact to the UK’s legislation and regulations which apply to IORPs in the future. In March 2021, the UK Pensions Regulator (“TPR”) published a consultation on its new code of practice, and a draft of the single code (the “Code”), which will cover additional governance requirements to implement IORP Directive II in the UK. The Code will consolidate TPR’s existing codes of practice and introduce new modules to cover the requirements of IORP Directive II (and the underlying UK regulations which implemented the directive). These include the requirement for trustees to have in place remuneration policies and “own risk assessments”, and guidance on topics such as continuity planning. The Code was laid before the UK parliament on January 10, 2024, and came into force on March 28, 2024. The final version of the Code contains new governance requirements and sets out TPR’s expectations of how occupational pension schemes should be managed, but does not differ in any material respect from the draft version of the Code that was introduced in 2021.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), was signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our healthcare costs, including the contributions we are required to make to our benefit plans. In particular, the requirement that we either offer our full-time employees healthcare coverage that satisfies the ACA's affordability and minimum value standards or potentially be subject to a penalty became effective in calendar year 2015. In addition, beginning in 2016, we had to file information returns with the IRS regarding the health insurance coverage offered to our full-time employees in the prior calendar year and furnish to employees a statement that includes the same information provided to the IRS. Although we are no longer required to furnish to employees these statements (except at their request), we are still required to file the required returns with the IRS. While we have timely filed such returns and provided our employees with the required statements to date, failure to do so in the future could expose us to reporting penalties under applicable sections of the Internal Revenue Code. These provisions could reduce our net income and adversely affect our cash flows.

There have been several legislative changes to, or regulatory changes under, all or certain portions of the ACA since its enactment. For example, on December 20, 2019, then President Trump signed Public Law 116-94, a spending bill that included provisions repealing the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Congress has not passed comprehensive repeal legislation, but bills affecting the implementation of the ACA have been signed into law. For example, the Tax Cuts and Jobs Act, passed in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate” (although a few states have adopted individual mandate requirements that assess penalties against individuals based on their uninsured status). The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act, signed into law in August 2022, extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. There have also been various judicial challenges to the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states (which argued that, without the individual mandate, the entire ACA was unconstitutional) without specifically ruling on the constitutionality of the ACA. Another significant challenge to the ACA is currently under review by the U.S. Supreme Court. Specifically, in Braidwood Management v. Becerra, the plaintiffs argue that the ACA’s requirement that insurance cover certain preventive services without cost sharing is unconstitutional. In September 2022, a federal district court in Texas ruled partly in favor of the plaintiffs and partly in favor of the Department of Health and Human Services, which is defending the ACA, finding, among other things, that the requirement that self-funded plans and insurers cover certain preventive services violates the plaintiffs' rights under the Religious Freedom Restoration Act. The federal government appealed this decision to the Fifth Circuit Court of Appeals, which partially upheld the district court’s ruling, finding that the ACA’s requirement to cover preventative services without cost-sharing is unconstitutional. However, the Fifth Circuit overruled the lower court’s nationwide injunction, holding that only the plaintiffs’ health care plans are permitted to exclude the ACA-mandated preventative services from their plans, and remanded certain of the plaintiffs’ other claims back to the federal district court for further consideration. On September 19, 2024, the Department of Health and Human Services filed its petition seeking judicial review by the U.S. Supreme Court. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our obligations to provide healthcare coverage.

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

We have established, and expect to continue to establish, goals, targets, and other objectives related to climate, sustainability and other such matters, including, without limitation, reduction of our GHG emissions and commitments with respect to the Science Based Targets initiative (SBTi) and the Business Ambition for 1.5C campaign which include near- and long-term science based climate targets. Such statements reflect our current plans at the time they are made, and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives could expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective is and will be subject to numerous factors and conditions, including, without limitation, available technology, costs and impacts, new or unforeseen climate events, operational challenges with GHG reduction work, changes in governmental incentives related to GHG reductions, many factors and conditions outside of our control, such as evolving regulatory or quasi-regulatory sustainability standards, differing requirements and the pace of changes in technology, and other factors that are not yet known. In addition, the methodologies and standards for collecting, calculating and estimating GHG emissions, reductions and avoidance are continuing to be developed and adapted, which could later necessitate changes or revisions to our goals, targets or objectives. Changes to our goals, targets or objectives may also be required due to other factors, such as the Company’s performance, cash flows, or operational needs and objectives, or market factors.

We may face increased scrutiny from the investment community, other stakeholders, regulators, and the media related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, ability to attract or retain employees, and attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, to comply with ethical, environmental, sustainability or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines that we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Even if we achieve the goals, targets, and objectives we set, we may not realize all of the benefits that we expected at the time such goals, targets, and objectives were established.

The United Kingdom's withdrawal from the EU could have an adverse effect on our business, investments and future operations in Europe.

The UK ceased to be a member of the EU on January 31, 2020 (“Brexit”), creating uncertainty in the global financial markets. On December 24, 2020, the EU and the UK reached an agreement in principle on certain agreements and declarations governing the ongoing relationship between the EU and the UK (the “EU-UK Trade and Cooperation Agreement”). The EU-UK Trade and Cooperation Agreement was provisionally applied from January 1, 2021 before entering into force on May 1, 2021. In accordance with the EU-UK Trade and Cooperation Agreement, UK exports of products that are derived from animal by-products entering the EU must follow third country rules, including being accompanied by an export health certificate or model declaration form, and can be subjected to veterinary checks or having to enter through designated board inspection posts. Under the UK Border Target Operating Model, certain additional controls on imports into the UK have been introduced in a phased manner under transitional measures. These include the introduction of physical inspections of imports of food, plant and animal produce from the EU from April 30, 2024. As matters currently stand, under the terms of the Northern Ireland Protocol (the “NI Protocol”), contained within the EU (Withdrawal Agreement) Act 2020, Northern Ireland is treated for the same purposes as if it were still an EU Member State, and must remain aligned to the EU single market and customs rules. Following a series of negotiations between the UK and the EU on the NI Protocol, on March 24, 2023, the UK government amended the NI Protocol by implementing the Windsor Framework (the “Framework”) which aims to, inter alia, (a) reduce the level of controls on goods coming from Great Britain which are intended to be sold in Northern Ireland, and (b) ensure EU law only applies in Northern Ireland to the minimum extent necessary to avoid a hard border with Ireland and allow Northern Ireland businesses to continue accessing the EU market. The Framework also introduced the ‘Stormont Brake’, a mechanism that gives the Northern Ireland assembly the power to call on the UK to veto the application of EU goods rules that would have significant and lasting effects in Northern Ireland. The Framework will be implemented in stages through 2025, to provide businesses time to adapt to the new arrangements. The EU-UK Trade and Cooperation Agreement allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on Darling Ingredient’s business. These developments and the impact of the terms of the NI Protocol can cause import/export delays between the EU and the UK, and can entail additional costs within the UK itself, where imports/exports are with Northern Ireland. Additionally, the EU-UK Trade and Cooperation Agreement can potentially impair the ability of Darling Ingredients International to transact business in the UK, including by restricting the free travel of employees. Freedom of movement between the UK and EU has ended, meaning neither UK nor EU citizens are able to live and work in the EU or UK, respectively, without certain visas (other than short-term visits for specific purposes (e.g., attending meetings, conducting training) in accordance with local immigration laws). Moreover, the application of the EU-UK Trade and Cooperation Agreement and any other relevant agreements that have been and may be made between the UK and the EU, and the divergence of laws applicable in the EU and UK as the UK adopts its own legislation will continue to present legal uncertainty. Significantly, the REUL Act makes provision for changes to the status, operation and content of retained EU law, largely through amendments of the EUWA 2018. In particular, the REUL Act: (a) revoked at the end of 2023 specific legislation and retained direct EU legislation (as specified in Schedule 1 of the REUL Act); (b) repealed elements of EU-derived rights, principles of supremacy and general principles of EU law (such as proportionality, protection of fundamental rights and the principle of equal treatment) from UK law; (c) downgraded the status of retained direct principal EU legislation, allowing this type of law to be amended more simply and with a reduced degree of scrutiny; (d) renamed retained EU law and related bodies or types of law as “assimilated law”; and (e) conferred powers on the UK government to restate, revoke and replace secondary retained EU law and secondary assimilated law. While the REUL Act makes significant changes to the content and operation of retained EU law, the effects of such changes will remain unclear until resolved under the UK courts. For example, where domestic legislation has already been enacted to implement an EU directive, there may be relevant context in applying the framework of the EUWA 2018 (i.e., the continued application of the supremacy of EU law and the principle of “indirect effect”). In addition, the extent of the effects of the REUL Act in certain legal practice areas and sectors will also partly depend on the statutory instruments which the UK government makes, which will depend on consultations, policy decisions and the extent to which the UK government decides to reform assimilated law. These developments may continue to adversely affect European and worldwide economic conditions, as uncertainties remain relating to certain aspects of the UK’s future economic, trading and legal relationships with the EU and with other countries. These effects could have an adverse effect on our business, investments and future operations in the UK and Europe.

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

In addition to the Company’s active monitoring of certain critical third parties for cybersecurity threats and attacks, the Company also has certain critical third parties who access its information systems subject to controls designed to mitigate risks from cyber-attacks originating within infected third-party information systems. Moreover, the Company conducts diligence of certain of its third-party service providers with attention to cybersecurity risks.

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

The Company’s board of directors actively engages with senior management to understand and oversee the Company’s various risks, including cybersecurity, and members of senior management regularly attend board meetings to provide periodic briefings or presentations on such risk matters. The Company provides presentations to its board of directors about cybersecurity matters, including review of cyber threats, incidents, trends and risks facing the Company; the Company’s defenses against cyber-attacks including personnel, software, hardware and third-party tools and expertise; and the Company’s governance, including policies, standards, benchmarks and auditing and testing, as well as remedial, preventative and proactive measures to repair or enhance the Company’s cybersecurity defenses. Board engagement in these matters includes dialogue and questions, board member insights and perspectives from their industry experience and subject matter expertise and strategic suggestions and considerations for Company management to evaluate, all as part of the board’s oversight of Company cybersecurity risks. The Company’s Chief Information Officer and Director of Global Cybersecurity are also available to board members to discuss questions concerning cybersecurity matters.

ITEM 2. PROPERTIES

As of December 28, 2024, the Company’s corporate headquarters is located at 5601 N MacArthur Boulevard, Irving, Texas, 75038.

As of December 28, 2024, the Company operates a global network of over 260 locations, including 187 production facilities, across five continents. All of the processing facilities are owned except for 11 leased facilities and the Company owns and leases a network of transfer stations. The following is a listing of a majority of the Company’s operating plants as of December 28, 2024 by operating segment with a description of the plant’s principal process.

LOCATION	DESCRIPTION
Feed Ingredients Segment
Albertville, Alabama, United States	Bakery Residuals
Amarillo, Texas, United States	Animal By-Products
Aquiraz, Brazil	Animal By-Products
Baltimore, Maryland, United States	Used Cooking Oil
Bastrop, Texas, United States	Animal By-Products
Bellevue, Nebraska, United States	Animal By-Products
Berlin, Wisconsin, United States	Animal By-Products
Blue Earth, Minnesota, United States	Animal By-Products
Blue Island, Illinois, United States	Used Cooking Oil/Trap Processing
Boa Vista do Sul, Brazil	Animal By-Products
Boise, Idaho, United States	Animal By-Products
Burgum, Netherlands	Animal By-Products
Butler, Kentucky, United States	Animal By-Products
Butler, Kentucky, United States	Bakery Residuals
Cacoal, Brazil	Animal By-Products
Capela de Santana, Brazil	Animal By-Products
Carambei, Brazil	Animal By-Products
Clinton, Iowa, United States	Animal By-Products
Coldwater, Michigan, United States	Animal By-Products
Collinsville, Oklahoma, United States	Animal By-Products
Cruzeiro do Sul, Brazil	Animal By-Products
Cruzeiro do Sul, Brazil	Animal By-Products
Dallas, Texas, United States	Animal By-Products
Denver, Colorado, United States	Animal By-Products
Des Moines, Iowa, United States	Animal By-Products
Doswell, Virginia, United States	Bakery Residuals
Dundas, Ontario, Canada	Animal By-Products
Dourados, Brazil	Animal By-Products
East Dublin, Georgia, United States	Animal By-Products
E. St. Louis, Illinois, United States	Animal By-Products
Ellenwood, Georgia, United States	Animal By-Products
Fayetteville, North Carolina, United States	Animal By-Products
Grapeland, Texas, United States	Animal By-Products
Hamilton, Michigan, United States	Animal By-Products
Henderson, Kentucky, United States	Fertilizer
Henderson, Kentucky, United States	Bakery Residuals
Hickson, Ontario, Canada	Animal By-Products
Honey Brook, Pennsylvania, United States	Bakery Residuals
Houston, Texas, United States	Animal By-Products
Itauba, Brazil	Animal By-Products
Jackson, Mississippi, United States	Animal By-Products
Jaraguari, Brazil	Animal By-Products
Kansas City, Kansas, United States	Animal By-Products
Kansas City, Kansas, United States	Protein Refining
Knoxville, Tennessee, United States	Animal By-Products
Krasnystaw, Poland	Animal By-Products

Lewiston, North Carolina, United States	Animal By-Products
Lexington, Nebraska, United States	Animal By-Products
Lingen, Germany	Blood
Linkwood, Maryland, United States	Animal By-Products
Linville, Virginia, United States	Animal By-Products
Loenen, Netherlands	Animal By-Products
Los Angeles, California, United States	Animal By-Products
Luohe, China	Blood
Maquoketa, Iowa, United States	Blood
Marshville, North Carolina, United States	Bakery Residuals
Maryborough, Australia	Blood
Maysville, Kentucky, United States	Protein Refining
Mason City, Illinois, United States	Animal By-Products
McBride, Missouri, United States	Bakery Residuals
Mering, Germany	Blood
Mifflintown, Pennsylvania, United States	Wet Pet Food
Mirowice, Poland	Animal By-Products
Moorefield, Ontario, Canada	Animal By-Products
Muscatine, Iowa, United States	Protein Refining
Newark, New Jersey, United States	Animal By-Products
Newberry, Indiana, United States	Animal By-Products
North Baltimore, Ohio, United States	Bakery Residuals
Nova Brescia, Brazil	Animal By-Products
Omaha, Nebraska, United States	Protein Refining
Omaha, Nebraska, United States	Animal By-Products
Osetnica, Poland	Animal By-Products
Paducah, Kentucky, United States	Wet Pet Food
Pocahontas, Arkansas, United States *	Animal By-Products
Pszczonów, Poland	Animal By-Products
Ravenna, Nebraska, United States	Wet Pet Food
Rose Hill, North Carolina, United States	Animal By-Products/Fat Extraction
Russellville, Kentucky, United States	Animal By-Products
Saint-Catherine, Quebec, Canada*	Used Cooking Oil
San Angelo, Texas, United States	Blood
San Francisco, California, United States *	Animal By-Products
São Domingos do Araguaia, Brazil	Animal By-Products
Sioux City, Iowa, United States	Animal By-Products
Smyrna, Georgia, United States	Trap Processing
Springdale, Arkansas, United States	Wet Pet Food
Son, Netherlands	Animal By-Products
Starke, Florida, United States	Animal By-Products
Suzhou, China	Blood
Tacoma, Washington, United States *	Animal By-Products
Tama, Iowa, United States	Animal By-Products
Tampa, Florida, United States	Animal By-Products
Terre Hill, Pennsylvania, United States	Animal By-Products
Truro, Novia Scotia, Canada	Used Cooking Oil
Tubarão, Brazil	Animal By-Products
Turlock, California, United States	Animal By-Products
Turlock, California, United States	Fertilizer
Uberaba, Brazil	Animal By-Products
Union City, Tennessee, United States	Animal By-Products
Usnice, Poland	Animal By-Products
Veribest, Texas, United States	Animal By-Products
Wadesborro, North Carolina, United States	Animal By-Products
Wahoo, Nebraska, United States	Animal By-Products
Ward, South Carolina, United States	Animal By-Products
Watts, Oklahoma, United States	Bakery Residuals/Protein Refining
Wichita, Kansas, United States	Animal By-Products
Winchester, Virginia, United States	Animal By-Products
Winesburg, Ohio, United States *	Animal By-Products
Winnipeg, Manitoba, Canada	Animal By-Products

Xanxerê, Brazil	Animal By-Products
Xinguara, Brazil	Animal By-Products

Food Ingredients Segment
Almere, Netherlands	Casings
Amparo, Brazil	Collagen
Angouleme, France	Collagen
Araguaìna, Brazil	Collagen
Da'an, China	Collagen
Dubuque, Iowa, United States	Collagen
Eindhoven, Netherlands	Fat
Elsholz, Germany	Fat
Erolzheim, Germany	Fat
Gent, Belgium	Collagen
Girona, Spain	Collagen
Harlingen, Netherlands	Fat
Ilse-Sur-La-Sorgue, France	Collagen
Ità, Brazil	Collagen
Kaiping, China	Collagen
Lubien, Poland	Fat
Minga Guazú, Paraguay	Collagen
Nazàrio, Brazil	Collagen
Portage, Indiana, United States	Collagen
Porto, Portugal	Casings
Presidente Epitacio, Brazil	Collagen
Sorriso, Brazil	Collagen
Stoke-on Trent, United Kingdom	Bone
Versmold, Germany	Fat
Vuren, Netherlands	Bone
Wenzhou, China	Collagen

Fuel Ingredients Segment
Antwerp, Belgium	Digester
Belm-Icker, Germany	Bioenergy
Denderleeuw, Belgium	Bioenergy
Denderleeuw, Belgium	Digester
Jagel, Germany	Bioenergy
Rotenburg, Germany	Bioenergy
Son, Netherlands	Bioenergy
Son, Netherlands	Digester
Świdnica, Poland	Bioenergy

* Leased

Rent expense for our leased properties was $22.1 million in the aggregate in fiscal 2024. We believe our current properties are suitable and adequate for their intended purpose.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental and litigation. At December 28, 2024 and December 30, 2023, the reserves for insurance, regulatory, governmental, environmental and litigation reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $97.1 million and $95.1 million, respectively. The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $39.0 million and $36.0 million as of December 28, 2024 and December 30, 2023, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

Holders

The Company has been notified by its stock transfer agent that as of February 20, 2025, there were 77 holders of record of the common stock.

Dividend Policy

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2025.  The agreements underlying the Company’s senior secured credit facilities and certain of the Company’s senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed on June 21, 2024 up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions and extended to August 13, 2026. Under this program, we repurchased 958,953 shares for approximately $34.3 million including commissions in fiscal 2024. As of the date of this report, the Company had approximately $494.9 million remaining under the share repurchase program.

The following table is a summary of equity securities purchased by the Company during the fourth quarter of fiscal 2024.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
October 2024:
September 29, 2024 through October 26, 2024	3,583		$37.14	—	$500,000,000
November 2024:
October 27, 2024 through November 23, 2024	519		$41.67	—	$500,000,000
December 2024:
November 24, 2024 through December 28, 2024	154,525		$33.70	151,970	$494,922,461
Total	158,627	(3)	$35.98	151,970	$494,922,461

(1)    All shares purchased during the fourth quarter were acquired by the Company pursuant to the announced share repurchase program (other than shares withheld for taxes on restricted stock and exercised options and the strike price on exercised options).
(2)    The average price paid per share is calculated on a trade date basis and excludes commissions.
(3)    Includes 6,657 shares withheld for taxes on restricted stock and options.
(4)    Represents purchases made during the quarter under the authorization from the Company's Board of Directors, as announced, to repurchase up to an aggregate of $500 million of the Company's common stock over the period ending August 13, 2026, unless extended or shortened by the Board of Directors.

Separate from this share repurchase program, a total of 215,219 shares were withheld from equity award recipients to cover payroll taxes on the vesting of shares of restricted stock, restricted stock units, exercised options and the strike price on exercised options during fiscal 2024 pursuant to the terms of our 2017 Omnibus Incentive Plan and 2012 Omnibus Incentive Plan, as amended.

Common Stock Performance Graph

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Russell 2000 Index and the Dow Jones US Waste and Disposal Service Index for the period from December 28, 2019 to December 28, 2024, assuming the investment of $100 on December 28, 2019 and the reinvestment of dividends.

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

Fiscal Year 2024 Overview

The Company is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. In fiscal 2022 and fiscal 2023, the Company completed several acquisitions including two significant rendering operations, Valley Proteins in North America (the “Valley Acquisition”) and the FASA Group in South America (the “FASA Acquisition”), and a significant collagen operation, Gelnex, with processing located in South America and North America (the “Gelnex Acquisition”). With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, green energy, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable fuel and feed ingredients and collects and processes residual bakery products into feed ingredients.  In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sells its products through a global network and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company’s global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America, Europe and South America into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America and South America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe, North America and South America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, (viii) the rearing and processing of black soldier fly larvae into specialty proteins and fats for use in animal feed and pet food in North America, and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of biofuels (such as renewable diesel and SAF), or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

The Food Ingredients operating segment includes the Company’s global activities related to (i) the purchase and processing of beef and pork bone chips, beef hides, pig skins, and fish skins into collagen in Europe, China, South America and North America, (ii) the collection and processing of porcine and bovine intestines into natural casings in Europe and China, (iii) the extraction and processing of porcine mucosa into crude heparin in Europe, (iv) the collection and refining of animal fat into food grade fat in Europe, and (v) the processing of bones to bone chips for the collagen industry and bone ash in Europe. Collagens produced and marketed by the Company are sold to third parties to be used as ingredients in the pharmaceutical, nutraceutical, food, pet food and technical (e.g., photographic) industries. Natural casings produced and marketed by the Company are sold to third parties to be used as an ingredient in the production of sausages and other similar food products.

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable fuels/products, such as renewable diesel and SAF (“DGD” or the “DGD Joint Venture”) as described in Note 1 and Note 2 to the Company’s Consolidated Financial Statements for the period ended December 28, 2024 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflicts in Ukraine and the Middle East and their impacts on volatility in energy and other commodity prices, inflation, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Energy Policies of U.S. and Foreign Governments

Prices for our finished products, including those of DGD, may be impacted by government policies around the world relating to renewable fuels and GHG. Programs like the U.S. National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as in the state of California), tax credits for biofuels and mandates for biofuel use both in the United States and abroad are subject to revision and change which may impact the demand for and/or price of our finished products. Legal challenges, changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuation, amendment, modification, or suspension of any of these programs could have a negative impact on our business and results of operations. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

Climate Change

There is a growing global concern that carbon dioxide and other GHG in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as legal, regulatory and market responses to climate change. Certain jurisdictions in which we operate have either imposed, or are considering imposing, new or increasingly stringent legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation and reduction of GHG and potential carbon pricing programs. These new or increasingly stringent legal or regulatory requirements could result in significantly increased costs of compliance and additional investments in facilities and equipment, and reduced raw material supplies in areas where these requirements limit or eliminate livestock operations. While we assess climate related regulatory risks as part of our risk management process, we are unable to predict the scope, nature and timing of any new or increasingly stringent environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations. Furthermore, emerging legislation seeks to regulate corporate environmental, social and governance (“ESG”) practices, including practices related to the causes and impacts of climate change as well as supply chain control and compliance with human rights. These new rules, which apply to all large companies and to listed small and medium-sized enterprises, require companies to report on how sustainability issues (environmental, social, and governance) affect their business and about their own impact on people and the environment. There has also been increased focus from our stakeholders, including consumers, employees and investors, on our sustainability and ESG practices. We expect that stakeholder expectations with respect to sustainability and ESG expectations will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

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

    The Company’s Feed Ingredients segment animal by-products, bakery residuals, used cooking oil recovery, and blood operations are each influenced by prices for agricultural-based alternative ingredients such as corn oil, soybean oil, soybean meal, and palm oil. In these operations, the costs of the Company’s raw materials change with, or in certain cases are indexed to, the selling price or the anticipated selling price of the finished goods produced from the acquired raw materials and/or in some cases, the price spread between various types of finished products. The Company believes that this methodology of procuring raw materials generally establishes a relatively stable gross margin upon the acquisition of the raw material. Although the costs of raw materials for the Feed Ingredients segment are generally based upon actual or anticipated finished goods selling prices, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and often times, material impact on the Company’s gross margin and profitability resulting from the lapse of time between the procurement of the raw materials and the sale of the finished goods. In addition, the volume of raw material acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on the gross margin reported, as the Company has a substantial amount of fixed operating costs.

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

The Company’s Fuel Ingredients segment converts fats into renewable fuels/products, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources. The Company’s gross margin and profitability in this segment are impacted by world energy prices for oil, electricity, natural gas and governmental subsidies.

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

Results of Operations

Fiscal Year Ended December 28, 2024 Compared to Fiscal Year Ended December 30, 2023

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During fiscal year 2024, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal year 2024, compared to average Jacobsen and Reuters prices for fiscal year 2023 are as follows:

	Avg. Price Fiscal Year 2024	Avg. Price Fiscal Year 2023	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 302.89/ton	$ 431.90/ton	$ (129.01)/ton	(29.9)%
Feed Grade PM (Mid-South)	$ 369.41/ton	$ 456.75/ton	$ (87.34)/ton	(19.1)%
Pet Food PM (Mid-South)	$ 680.78/ton	$ 791.08/ton	$ (110.30)/ton	(13.9)%
FM (Mid-South)	$ 452.40/ton	$ 576.25/ton	$ (123.85)/ton	(21.5)%
BFT (Chicago)	$ 46.12/cwt	$ 60.30/cwt	$ (14.18)/cwt	(23.5)%
YG (Illinois)	$ 34.89/cwt	$ 47.56/cwt	$ (12.67)/cwt	(26.6)%
Corn (Illinois)	$ 4.28/bushel	$ 5.91/bushel	$ (1.63)/bushel	(27.6)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,118.00/MT	$ 960.00/MT	$ 158.00/MT	16.5%
Soy meal (CIF Rotterdam)	$ 434.00/MT	$ 541.00/MT	$ (107.00)/MT	(19.8)%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal year 2024, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal year 2024.

	Avg. Price 4th Quarter 2024	Avg. Price 3rd Quarter 2024	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 332.02/ton	$ 296.12/ton	$ 35.90/ton	12.1%
Feed Grade PM (Mid-South)	$ 336.80/ton	$ 362.42/ton	$ (25.62)/ton	(7.1)%
Pet Food PM (Mid-South)	$ 589.13/ton	$ 611.13/ton	$ (22.00)/ton	(3.6)%
FM (Mid-South)	$ 383.97/ton	$ 420.35/ton	$ (36.38)/ton	(8.7)%
BFT (Chicago)	$ 44.32/cwt	$ 50.62/cwt	$ (6.30)/cwt	(12.4)%
YG (Illinois)	$ 34.89/cwt	$ 37.11/cwt	$ (2.22)/cwt	(6.0)%
Corn (Illinois)	$ 4.25/bushel	$ 3.97/bushel	$ 0.28/bushel	7.1%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,350.00/MT	$ 1,081.00/MT	$ 269.00/MT	24.9%
Soy meal (CIF Rotterdam)	$ 392.00/MT	$ 429.00/MT	$ (37.00)/MT	(8.6)%

Segment Results

Segment operating income for the fiscal year ended December 28, 2024 was $468.2 million, which reflects a decrease of $(481.5) million or (50.7)% as compared to the fiscal year ended December 30, 2023.

In thousands, except for percentages	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2024
Total net sales	$3,675,609	$1,489,101	$550,465	$—	$5,715,175
Cost of sales and operating expenses (1)	2,886,125	1,115,348	435,864	—	4,437,337
Gross Margin	789,484	373,753	114,601	—	1,277,838

Gross Margin %	21.5%	25.1%	20.8%	—%	22.4%

Gain on sale of assets	(669)	(1,758)	(1,730)	—	(4,157)
Selling, general and administrative expenses (2)	279,095	119,604	32,370	61,036	492,105
Restructuring and asset impairment charges	3,671	2,123	—	—	5,794
Depreciation and amortization	350,141	109,102	35,876	8,706	503,825
Acquisition and integration costs	—	—	—	7,842	7,842
Change in fair value of contingent consideration	(46,706)	—	—	—	(46,706)
Equity in net income of Diamond Green Diesel	—	—	149,082	—	149,082
Segment operating income/ (loss)	203,952	144,682	197,167	(77,584)	468,217

Equity in net income of other unconsolidated subsidiaries	11,994	—	—	—	11,994
Segment income/(loss)	215,946	144,682	197,167	(77,584)	480,211

In thousands, except for percentages	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2023
Total net sales	$4,472,592	$1,752,065	$563,423	$—	$6,788,080
Cost of sales and operating expenses (1)	3,385,859	1,310,581	446,620	—	5,143,060
Gross Margin	1,086,733	441,484	116,803	—	1,645,020

Gross Margin %	24.3%	25.2%	20.7%	—%	24.2%

Loss/(gain) on sale of assets	814	(8,144)	(91)	—	(7,421)
Selling, general and administrative expenses (2)	310,363	128,464	23,543	80,164	542,534
Restructuring and asset impairment charges	4,026	14,527	—	—	18,553
Depreciation and amortization	360,249	94,991	34,466	12,309	502,015
Acquisition and integration costs	—	—	—	13,884	13,884
Change in fair value of contingent consideration	(7,891)	—	—	—	(7,891)
Equity in net income of Diamond Green Diesel	—	—	366,380	—	366,380
Segment operating income/(loss)	419,172	211,646	425,265	(106,357)	949,726

Equity in net income of other unconsolidated subsidiaries	5,011	—	—	—	5,011
Segment income/(loss)	424,183	211,646	425,265	(106,357)	954,737

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

Feed Ingredients Segment

Raw material volume. In fiscal year 2024, the raw material processed by the Company’s Feed Ingredients segment totaled 12.50 million metric tons. Compared to fiscal year 2023, overall raw material volume processed in the Feed Ingredients segment decreased approximately (0.2)%.

Sales. The decrease in total net sales for the Feed Ingredients segment was $(797.0) million for the fiscal year ended December 28, 2024, as compared to the fiscal year ended December 30, 2023.

The decrease in total net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales year ended December 30, 2023	$1,739.3	$1,672.0	$243.6	$3,654.9	$497.6	$255.2	$64.9	$4,472.6
Increase/(decrease) in sales volumes	(43.1)	40.8	—	(2.3)	(12.2)	(12.7)	—	(27.2)
Decrease in finished product prices	(391.0)	(227.0)	—	(618.0)	(133.4)	(52.0)	—	(803.4)
Decrease due to currency exchange rates	(1.4)	(1.2)	(0.2)	(2.8)	(0.7)	—	—	(3.5)
Other change	—	—	50.2	50.2	—	—	(13.1)	37.1
Total change	(435.5)	(187.4)	50.0	(572.9)	(146.3)	(64.7)	(13.1)	(797.0)
Total net sales year ended December 28, 2024	$1,303.8	$1,484.6	$293.6	$3,082.0	$351.3	$190.5	$51.8	$3,675.6

Margins. In the Feed Ingredients segment for fiscal year 2024, the gross margin percentage was 21.5% as compared to 24.3% for fiscal year 2023. The decrease in margin was primarily due to lower overall finished product prices as compared to fiscal 2023.

Segment operating income. The Company’s Feed Ingredients segment operating income for fiscal year 2024 was $204.0 million, a decrease of $(215.2) million or (51.3)% as compared to fiscal year 2023. The decrease was primarily due to lower overall finished product prices that more than offset a decrease in selling, general and administrative expenses and a gain from the reduction of the recorded FASA contingent consideration liability as compared to fiscal year 2023.

Food Ingredients Segment

Raw material volume. In fiscal year 2024, the raw material processed by the Company’s Food Ingredients segment totaled 1.23 million metric tons. Compared to fiscal year 2023, overall raw material volume processed in the Food Ingredients segment increased approximately 0.8%.

Sales. Total net sales decreased in the Food Ingredients segment primarily due to a decrease in collagen prices that more than offset an increase in sales volumes from the Gelnex Acquisition.

Margins. In the Food Ingredients segment for fiscal year 2024, the gross margin percentage decreased slightly to 25.1% as compared to 25.2% for fiscal year 2023.

Segment operating income. The Company’s Food Ingredients segment operating income was $144.7 million for fiscal year 2024, a decrease of $(66.9) million or (31.6)% as compared to fiscal year 2023. The decrease was primarily due to lower prices for collagen, the impact of an out-of-period inventory adjustment of approximately $25.1 million and an increase in depreciation and amortization as compared to fiscal 2023.

Fuel Ingredients Segment

Raw material volume. In fiscal year 2024, the raw material processed by the Company’s Fuel Ingredients segment, excluding the DGD Joint Venture, totaled 1.50 million metric tons. Compared to fiscal year 2023, overall raw material volume processed in the Fuel Ingredients segment increased approximately 6.4%.

Sales. Total net sales decreased in the Fuel Ingredients segment primarily due to lower sales prices.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2024, the gross margin percentage increased slightly to 20.8% as compared to 20.7% for fiscal year 2023.

Segment operating income. The Company’s Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2024 was $197.2 million, a decrease of $(228.1) million or (53.6)% as compared to fiscal year 2023. The decrease in earnings is primarily due to decreases in renewable diesel fuel prices and renewable identification number (RIN) prices, lower values for LCFS credits and the recording of a lower-of cost-or-market reserve related to declining finished product prices, which more than offset increased blenders tax credits from higher sales volumes. Excluding the DGD Joint Venture, earnings were lower in the fuel segment due to higher selling, general and administrative expenses.

Foreign Currency

During fiscal year 2024, the Brazilian real and Canadian dollar weakened against the U.S. dollar and the euro remained the same as compared to fiscal year 2023. Using actual results for fiscal year 2024 with the average foreign currency rates for fiscal year 2023 would result in an increase in operating income of approximately $1.3 million for fiscal year 2024. The average rates used in this calculation were the average rates for fiscal year 2024 of €1.00:$1.08, R$1.00:$0.19 and C$1.00:$0.73 as compared to the average rates for fiscal year 2023 of €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $61.0 million during fiscal year 2024, a $19.2 million decrease from $80.2 million during fiscal year 2023. The decrease is primarily due to a decrease in the Company’s incentive based compensation and a decrease in consulting expense and other expenses as compared to fiscal year 2023.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $8.7 million for the year ended December 28, 2024 as compared to $12.3 million for the year ended December 30, 2023. The decrease was due to certain assets becoming fully depreciated.

Acquisition and Integration Costs. Acquisition and integration costs were approximately $7.8 million during fiscal year 2024 as compared to $13.9 million during fiscal year 2023. Fiscal 2024 costs include Miropasz and other acquisition costs along with integration costs associated with the Gelnex Acquisition which were lower than fiscal 2023 costs which included Gelnex acquisition costs along with integration costs associated with the FASA and Valley Acquisitions.

Interest Expense. Interest expense was $253.9 million for fiscal year 2024, compared to $259.2 million for fiscal year 2023, a decrease of approximately $5.3 million. The decrease in interest expense is primarily due to less interest on term loan A facilities and other notes due to reductions in amounts outstanding from payments made that were partially offset by an increase in revolver interest as a result of higher average revolver borrowings outstanding during fiscal year 2024 as compared to fiscal year 2023.

Foreign Currency Gain/(Loss).  Foreign currency losses were $(1.2) million during fiscal year 2024, as compared to gains of approximately $8.1 million for fiscal year 2023. The change from a foreign currency gain to a loss was due primarily to a decrease in gains on the revaluation of an intercompany note and non-functional currency assets and liabilities that more than offset losses as compared to fiscal year 2023.

Other Income, net. Other income was $22.3 million for fiscal year 2024, compared to other income of $16.3 million in fiscal year 2023.  The increase in other income was primarily due to casualty loss insurance proceeds received for fires which occurred in late 2022 at the Company’s Tacoma, Washington and Ward, South Carolina facilities, as well as current year flooding in Brazil that was partially offset by a decrease in interest income, an increase in the non-service component of pension expense and an increase in other miscellaneous non-operating expenses as compared to fiscal year 2023.

Equity in Net Income of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from its foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded an income tax benefit of $38.3 million for fiscal year 2024, compared to $59.6 million of income tax expense recorded in fiscal year 2023, a decrease of $97.9 million, which was primarily due to a decrease in pre-tax income. The effective tax rate for fiscal year 2024 was (15.5)%. The effective tax rate for fiscal year 2024 differs from the statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates, state income taxes, nontaxable change in FASA contingent consideration and losses that provided no tax benefit. The effective tax rate for fiscal year 2023 was 8.3%. The effective tax rate for fiscal year 2023 differs from the statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates, state income taxes, certain taxable income inclusion items in the U.S. based on foreign earnings and losses that provided no tax benefit. The Company’s effective tax rate excluding the federal and state impact of the biofuel tax incentives is 43.9% for fiscal year 2024 compared to 28.4% for fiscal year 2023.

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

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at December 28, 2024. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other nonrecurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

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

Combined Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance. Combined Adjusted EBITDA consists of Adjusted EBITDA plus DGD Adjusted EBITDA (Darling’s share). Management believes that Combined Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Combined Adjusted EBITDA generally eliminates the effects of financing, income taxes, non-cash and certain other items that may vary for different companies for reasons unrelated to overall operating performance and also believes this information is useful to investors.

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA, to (Non-GAAP) Pro Forma Adjusted EBITDA to Foreign Currency and to (Non-GAAP) Combined Adjusted EBITDA
Fiscal Year 2024 as Compared to Fiscal Year 2023

	Fiscal Year Ended
(dollars in thousands)	December 28, 2024	December 30, 2023
Net income attributable to Darling	$278,880	$647,726
Depreciation and amortization	503,825	502,015
Interest expense	253,858	259,223
Income tax expense/(benefit)	(38,337)	59,568
Restructuring and asset impairment charges	5,794	18,553
Acquisition and integration costs	7,842	13,884
Change in fair value of contingent consideration	(46,706)	(7,891)
Foreign currency losses/(gains)	1,154	(8,133)
Other income, net	(22,309)	(16,310)
Equity in net income of Diamond Green Diesel	(149,082)	(366,380)
Equity in net income of other unconsolidated subsidiaries	(11,994)	(5,011)
Net income attributable to noncontrolling interests	6,965	12,663
Adjusted EBITDA (Non-GAAP)	$789,890	$1,109,907

Foreign currency exchange impact (1)	1,334	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$791,224	$1,109,907

DGD Adjusted EBITDA (Darling's Share) (Non-GAAP)	$289,945	$501,987

Combined Adjusted EBITDA (Non-GAAP)	$1,079,835	$1,611,894

(1) The average rates used in this calculation were the average rates for the fiscal year ended December 28, 2024 of €1.00:$1.08, R$1.00:$0.19 and C$1.00:$0.73 as compared to the average rates for the fiscal year ended December 30, 2023 of €1.00:USD$1.08, R$1.00:$0.20 and C$1.00:$0.74, respectively.

The discussion and analysis of our financial condition and results of operations for the year ended December 30, 2023 compared to the year ended December 31, 2022 are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results in our 2023 Form 10-K and is incorporated herein by reference.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at December 28, 2024. On December 28, 2024, debt outstanding under the Amended Credit Agreement, the Company’s 6% notes, the Company’s 5.25% Notes and the Company’s 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premiums	(5,605)
Carrying value of 6% Notes due 2030	$994,395

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(2,322)
Carrying value of 5.25% Notes due 2027	$497,678

3.625 % Notes due 2026 - Denominated in euros	$536,733
Less unamortized deferred loan costs	(1,542)
Carrying value of 3.625% Notes due 2026	$535,191

Amended Credit Agreement:
Term A-1 facility	$397,000
Less unamortized deferred loan costs	(366)
Carrying value of Term A-1 facility	$396,634

Term A-2 facility	$471,875
Less unamortized deferred loan costs	(509)
Carrying value of Term A-2 facility	$471,366

Term A-3 facility	$297,750
Less unamortized deferred loan costs	(560)
Carrying value of Term A-3 facility	$297,190

Term A-4 facility	$481,250
Less unamortized deferred loan costs	(664)
Carrying value of Term A-4 facility	$480,586

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary facilities	72,717
Borrowings outstanding	267,000
Letters of credit issued	672
Availability	$1,159,611

Other Debt	$101,958

At December 28, 2024, the U.S. dollar strengthened as compared to the euro at December 30, 2023. Using the euro based debt outstanding at December 28, 2024 and comparing the closing balance sheet rates at December 28, 2024 to those at December 30, 2023, the U.S. dollar debt balances of euro based debt decreased by $32.1 million, at December 28, 2024. The closing balance sheet rate used in this calculation was the actual fiscal closing balance sheet rate at December 28, 2024 of €1.00:USD$1.042200 as compared to the closing balance sheet rate at December 30, 2023 of €1.00:USD$1.105000.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. The Amended Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of $3.725 billion, which matures on December 9, 2026 and is comprised of (i) the Company’s $525.0 million term loan B facility, (ii) the Company’s $400.0 million term A-1 facility, (iii) the Company’s $500.0 million term A-2 facility, (iv) the Company’s $300.0 million term A-3 facility, (v) the Company’s $500.0 million term A-4 facility and (vi) the Company’s $1.5 billion five-year revolving credit facility (up to $150.0 million of which will be available for a letter of credit sub-limit and $50.0 million of which will be available for a swingline sub-limit) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving credit facility is available to be borrowed by Darling, Darling

Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving credit facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement. For more information regarding the Amended Credit Agreement see Note 10 of Notes to Consolidated Financial Statements included herein.

•As of December 28, 2024, the Company had availability of $1,159.6 million under the revolving credit facility, taking into account an aggregate of $267.0 million in outstanding borrowings, $72.7 million of ancillary facilities and letters of credit issued of $0.7 million.

•As of December 28, 2024, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has repaid $3.0 million, which when repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of December 28, 2024, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $28.1 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of December 28, 2024, the Company has borrowed all $300.0 million under the terms of the term A-3 facility and has repaid $2.3 million, which when repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of December 28, 2024, the Company has borrowed all $500.0 million under the terms of the term A-4 facility and has repaid $18.8 million, which when repaid by the Company cannot be reborrowed. The term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or termination date and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of December 28, 2024, the Company had repaid all $525.0 million it had borrowed under the terms of the term loan B facility, none of which can be reborrowed.

•The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings, in each case plus 1.75% per annum or (ii) the base rate or the adjusted term SOFR for a one-month interest period for U.S. dollar borrowings or the Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.75% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups and step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and term A-3 facility will equal the adjusted term SOFR plus 1.875% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50%. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.75% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.00%.

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

Other debt consists of U.S., European, Canadian and Chinese overdraft ancillary facilities, U.S., European and Brazilian finance lease obligations and note arrangements in the U.S., Brazil, China and Europe that are not part of the Amended Credit Agreement, 6% Notes, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s December 28, 2024 Consolidated Balance Sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company’s borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company’s direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company’s subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company’s consolidated indebtedness in such a way as to maximize the Company’s ability to move cash from the Company’s subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company’s lenders as a Guarantor. Nevertheless, applicable laws under which the Company’s direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company’s access to profits from the Company’s subsidiaries or otherwise negatively impact the Company’s financial condition and therefore reduce the Company’s ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company’s ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in foreign currency exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

As of December 28, 2024, the Company is in compliance with all financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On December 28, 2024, the Company had working capital of $395.9 million and its working capital ratio was 1.38 to 1 compared to working capital of $857.5 million and a working capital ratio of 1.86 to 1 on December 30, 2023. At December 28, 2024, the Company had unrestricted cash of $76.0 million and funds available under the revolving credit facility of $1.16 billion, compared to unrestricted cash of $126.5 million and funds available under the revolving credit facility of $832.5 million at December 30, 2023.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $839.3 million and $899.3 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, a decrease of $60.0 million due primarily to a decrease in net income that more than offset an increase in cash from working capital. Cash used in investing activities was $498.9 million during fiscal year 2024, compared to $1,675.5 million in fiscal year 2023, a decrease in cash used of $1,176.6 million, primarily due to a decrease in acquisitions and capital expenditures. Net cash provided/(used) in financing activities was $(399.6) million during fiscal year 2024, compared to $876.3 million in fiscal year 2023, a decrease in net cash provided of $1,275.9 million, primarily due to lower debt borrowings that were used to fund acquisitions in the prior year.

Capital expenditures of $332.5 million were made during fiscal year 2024 as compared to $555.5 million in fiscal year 2023, a decrease of $(223.0) million. The Company expects to incur capital expenditures of approximately $400 million in fiscal year 2025, including compliance, replacement and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $67.4 million in fiscal year 2024, $64.8 million in fiscal year 2023 and $54.7 million in fiscal year 2022.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal year 2024, the Company has accrued approximately $21.2 million as of December 28, 2024 that it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at December 28, 2024. The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability, general liability and medical claims liability. The self-insurance reserve liability and medical claims liability are determined annually, based upon a third-party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.4 million in order to meet minimum pension funding requirements to its domestic plans in fiscal year 2025. In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in fiscal year 2025. The minimum pension funding requirements are determined annually, based upon a third-party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future. The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal year 2024 and fiscal year 2023 of approximately $0.4 million and $0.2 million, respectively.

Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans in fiscal year 2024 of approximately $3.3 million, as compared to $4.1 million in contributions in fiscal year 2023.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008. The stated goal of the PPA is to improve the funding of U.S. pension plans. U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines. Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA. The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of December 28, 2024, the Company has an aggregate accrued liability of approximately $4.4 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture
The DGD Joint Venture currently operates the DGD Facilities, with a combined renewable fuel (including renewable diesel and SAF) production capacity of approximately 1.2 billion gallons per year. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Facilities using an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group, to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons. The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as separating renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. Additionally, in November 2022 the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. Furthermore, in November 2024, the DGD Joint Venture completed a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to SAF.

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company’s full $25.0 million commitment, which was repaid in fiscal 2023. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 of approximately $1.6 million, $0.6 million and $0.6 million, respectively. As of December 28, 2024 and December 30, 2023, zero was owed to Darling Green under the 2023 DGD

Loan Agreement. This note receivable amount when outstanding is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement consisting of a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of December 28, 2024, the DGD Joint Venture had no borrowings outstanding under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for completion of the DGD St. Charles Plant, and each partner has subsequently made $618.8 million in additional capital contributions to the DGD Joint Venture. As of December 28, 2024, under the equity method of accounting the Company has an investment in the DGD Joint Venture of approximately $2.2 billion included on the Consolidated Balance Sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how the Company operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on climate change and greenhouse gas has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how the Company operates. In each of fiscal 2022, 2023 and 2024, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Facilities as feedstock for production of renewable diesel and, beginning in fiscal 2024, SAF. In 2024, 2023 and 2022, DGD was the Company’s largest finished product customer in terms of total net sales, with the Company recording total net sales to DGD in those years of $968.9 million, $1.3 billion and $1.1 billion, respectively.
From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated to the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities worldwide to transporting the refined fats to the DGD Facilities as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the ability of the Company’s Midwest network of facilities to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. In fiscal 2022, Darling acquired both Valley Proteins and FASA, each of which supply additional feedstocks to DGD. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at restaurant establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a higher carbon intensity value. As a result, the Company includes its equity in net income of the DGD Joint Venture as operating income.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal year 2024, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from the Russia-Ukraine war, the Israeli-Palestinian conflict and other Middle Eastern conflicts and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2025 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel or SAF projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, as well as suitable cash conservation to withstand adverse commodity cycles. The Company’s Board of Directors approved a share repurchase program of up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2026, unless further extended or shortened by the Board of Directors. During fiscal year 2024, the Company repurchased approximately $34.3 million, including commissions, of its common stock in the open market. As of December 28, 2024, the Company had approximately $494.9 million remaining in its share repurchase program.

Each of the factors described above has the potential to adversely impact the Company’s liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for many of the principal products that the Company sells are typically influenced by sales prices for agricultural-based ingredients, the prices of which are based on established commodity markets and are subject to volatile changes. Any decline in these prices has the potential to adversely impact the Company’s liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulation or tariffs (including, without limitation, China), changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company’s liquidity. A decline in commodities prices, a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors, could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Based upon the underlying purchase agreements, the Company has commitments to purchase $299.7 million of commodity products, consisting of approximately $141.8 million of finished and raw material products and approximately $128.7 million of natural gas and diesel fuel and approximately $29.2 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at December 28, 2024. The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2025 and through fiscal 2029, in accordance with accounting principles generally accepted in the United States.

The Company’s off-balance sheet contractual obligations and commercial commitments as of December 28, 2024 relate to letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Amended Credit Agreement and other foreign bank guarantees that are not a part of the Amended Credit Agreement at December 28, 2024 (in thousands):

Other commercial commitments:
Standby letters of credit	$672
Standby letters of credit (ancillary facility)	40,768
Foreign bank guarantees	11,057
Total other commercial commitments:	$52,497

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements.  A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements included herein.

Certain of the policies require management to make significant and subjective estimates or assumptions regarding uncertainties, including the business and economic uncertainty resulting from the Russia-Ukraine war, the Israeli-Palestinian conflict and other Middle Eastern conflicts and the high interest rate and inflationary cost environment, and as a result, such estimates may deviate from actual results and significantly impact our financial results. In particular, management makes estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill and pension liabilities.  Each of these estimates is discussed in greater detail in the following discussion.

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

Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. In fiscal 2024, there were no events or changes in circumstances requiring an impairment. In fiscal 2023, the Company’s management decided to close or transfer operations for three feed segment locations in the U.S. for optimization opportunities. As a result, the Company incurred asset impairment charges to its feed segment long-lived assets of approximately $2.9 million in fiscal 2023. In addition to charges incurred in fiscal 2022, the Company incurred additional asset impairment charges in fiscal 2023 related to the Peabody, Massachusetts, plant closure of approximately $1.8 million. In fiscal 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result, the Company incurred long-lived asset impairment charges to its food segment long-lived assets of approximately $18.4 million in fiscal 2022. In addition, in the second quarter of fiscal 2022, the Company lost a large raw material customer at a plant location in Canada that resulted in a long-lived asset impairment charge in the feed segment of approximately $8.6 million.

Goodwill and Indefinite Lived Intangible Assets Valuation

Goodwill and indefinite-lived intangible assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  When assessing the recoverability of goodwill and other indefinite lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or other indefinite lived intangible assets are less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs the quantitative approach to impairment testing by comparing the fair value of the Company’s reporting units to their respective carrying amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized if any will not exceed the total amount of goodwill allocated to that reporting unit.

In fiscal 2024, the Company performed a quantitative approach to valuing goodwill and indefinite-lived intangible assets at October 26, 2024 and as a result determined the fair values of the Company’s reporting units containing goodwill and indefinite lived intangible assets exceeded the related carrying values. However, based on the Company’s annual impairment testing at October 26, 2024, the fair value of two of the Company’s six reporting units had a fair value that was not substantially in excess of their carrying values. The fair value of these reporting units was determined to be between 20% - 30% in excess of the carrying value with goodwill of approximately $1.3 billion as of December 28, 2024. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company’s reporting units. Key assumptions that impacted the discounted cash flow model were raw material and sales volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of these two reporting units could decrease in the future and result in an impairment to goodwill. The Company’s management believes the biggest risk to these reporting units is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. In fiscal 2023, the Company performed a quantitative approach to valuing goodwill and indefinite-lived intangible assets at October 28, 2023 and as a result determined that fair values of the Company’s reporting units containing goodwill exceeded the related carrying values. In fiscal 2022, the Company performed a qualitative impairment analysis for its annual goodwill and indefinite-lived intangible assets at October 29, 2022. Based on the Company’s annual impairment testing at October 29, 2022, we concluded it is more likely than not that the fair values of the Company’s reporting units containing goodwill exceeded the related carrying value. In fiscal 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company incurred a goodwill impairment charge in the food segment of approximately $2.7 million. Goodwill was approximately $2.3 billion and $2.5 billion at December 28, 2024 and December 30, 2023, respectively.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation. The weighted average discount rate was 4.84% at December 28, 2024 and 4.62% at December 30, 2023, respectively. The projected net periodic benefit cost for fiscal year 2025 would increase by approximately $0.6 million if the discount rate was 0.5% lower at a weighted average of 4.34%.  The projected net periodic benefit cost for fiscal year 2025 would decrease by approximately $0.7 million if the discount rate was 0.5% higher at a weighted average of 5.34%.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires new disclosures providing further detail of a Company’s income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and disclosure of income taxes paid both in U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating this ASU, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. Early adoption is permitted. The Company adopted this ASU in 2024 and the adoption did not have an impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company’s direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company’s indebtedness or other purposes; reduced demands or prices for biofuels, biogases or renewable electricity; global demands for grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand, reduced volume due to government regulations affecting animal production or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat, used cooking oil, protein or collagen (including, without limitation, collagen peptides and gelatin) finished product prices; changes to government policies around the world relating to renewable fuels and GHG emissions that adversely affect prices, margins or markets (including for the DGD Joint Venture), including programs like renewable fuel standards, low carbon fuel standards (“LCFS”), renewable fuel mandates and tax credits for biofuels or loss or diminishment of tax credits due to failure to satisfy any eligibility requirements, including, without limitation, in relation to the blenders tax credit or CFPC; climate related adverse results, including with respect to the Company’s climate goals, targets or commitments; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives or products which do not meet specifications, contract requirements or regulatory standards; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), SARS, BSE, PED or other diseases associated with animal origin in the U.S. or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and a decline in margins on the products produced by the DGD Joint Venture; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections by foreign countries; tax changes, such as global minimum tax measures, or issues related to administration, guidance and/or regulations associated with biofuel policies, including CFPC, and risks associated with the qualification and sale of such credits; difficulties or a significant disruption (including, without limitation, due to cyber-attack) in the Company’s information systems, networks or the confidentiality, availability or integrity of our data or failure to implement new systems and software successfully; risks relating to possible third-party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war and the Israeli-Palestinian conflict and other associated or emerging conflicts in the Middle East; uncertainty regarding the exit of the U.K. from the European Union; uncertainty regarding any administration changes in the U.S. or elsewhere around the world, including, without limitation, impacts to trade, tariffs and/or policies impacting the Company (such as biofuel policies and mandates); and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company’s results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company’s announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market risks affecting the Company include exposures to changes in prices of the finished products the Company sells, interest rates on debt, availability of raw material supplies and the price of natural gas and diesel fuel used in the Company’s plants. Raw materials available to the Company are impacted by seasonal factors, including holidays, when raw material volume declines; warm weather, which can adversely affect the quality of raw material processed and finished products produced; and cold weather, which can impact the collection of raw material. Most of the Company’s finished products are commodities that are generally sold at prices prevailing at the time of sale. Additionally, with acquisition of foreign entities we are exposed to foreign currency exchange risks, imposition of currency controls and the possibility of currency devaluation.

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forward contracts and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts and options are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company’s natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases as defined in FASB authoritative guidance.

At December 28, 2024, the Company had foreign currency options and forward contracts, interest rate swaps and corn options and forward contracts outstanding that qualified and were designated for hedge accounting as well as corn options and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At December 28, 2024, the aggregate fair value of these interest rate swaps was approximately $4.2 million. These amounts are included in other current assets, other assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive loss associated with the interest rate differential between the U.S. dollar and euro to interest expense. At December 28, 2024, the aggregate fair value of these cross currency swaps was approximately $22.2 million. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024, fiscal 2023 and fiscal 2022, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. At December 28, 2024, the aggregate fair value of these foreign exchange contracts was approximately $32.6 million. These amounts are included in other assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024 and fiscal 2022, the Company entered into corn option and forward contracts that are considered cash flow hedges. Under the terms of the corn option and forward contracts the Company hedged a portion of its forecasted sales of BBP into the second quarter of fiscal 2025. At December 28, 2024, the aggregate fair value of the corn contracts was $0.1 million. These amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023 and fiscal 2022, the Company entered into soybean meal forward contracts to hedge a portion of its forecasted poultry meal sales. At December 28, 2024, there are no outstanding soybean meal forward contracts designated as cash flow hedges.

At December 28, 2024, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, and foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	515,922	Euro	80,054	5.66 - 7.12	$83,233
Brazilian real	2,864,438	U.S. dollar	506,181	5.09 - 7.29	506,181
Euro	37,123	U.S. dollar	39,104	1.04 - 1.09	39,104
Euro	87,275	Polish zloty	373,446	4.26 - 4.30	90,958
Euro	10,875	Japanese yen	1,753,983	159.72 - 163.31	11,334
Euro	25,413	Chinese renminbi	195,569	7.60 - 7.79	26,485
Euro	18,141	Australian dollar	29,770	1.64 - 1.67	18,906
Euro	4,075	British pound	3,384	0.82 - 0.83	4,247
Polish zloty	47,915	Euro	11,211	4.27 - 4.28	11,682
Polish zloty	469	U.S. dollar	116	4.06	116
British pound	346	Euro	416	0.83	433
British pound	247	U.S. dollar	312	1.26	312
Japanese yen	23,557	U.S. dollar	154	152.97	154
U.S. dollar	71	Japanese yen	10,807	153.29	71
U.S. dollar	562,340	Euro	519,182	1.08	562,340
Australian dollar	478	U.S. dollar	305	0.64	305
					$1,355,861

The above foreign currency contracts had an aggregate fair value of approximately $14.3 million and are included in other current assets, accrued expenses and noncurrent liabilities at December 28, 2024.

    The Company had corn option and forward contracts that are marked to market with the changes in the fair value recorded to earnings because they did not qualify for hedge accounting at December 28, 2024.  These contracts have an aggregate fair value of approximately $1.0 million and are included in other current assets and accrued expenses at December 28, 2024.

At December 28, 2024, the Company had forward purchase agreements in place for purchases of approximately $128.7 million of natural gas and diesel fuel and approximately $29.2 million of other commitments during the next three years.  As of December 28, 2024, the Company had forward purchase agreements in place for purchases of approximately $141.8 million of finished and raw material products during the next five years.

Interest Rate Sensitivity

At December 28, 2024, the Company’s fixed rate debt obligations consist of the 6% Notes, the 5.25% Notes, the 3.625% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 5.39%. As of December 28, 2024, the Company has long-term debt of approximately $1.9 billion that is subject to variable interest rates under the Company’s Senior Secured Credit Facilities. Of this variable rate debt, $900.0 million has been fixed through the first quarter of fiscal 2026 at a weighted average rate of 4.007% as a result of our entry into interest swap transactions. This leaves approximately $956.1 million over the next year that will be subject to changing interest rates and the Company estimates that a 1% increase in interest rates will increase the Company’s annual interest expense by approximately $9.6 million.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over net sales
As discussed in Note 22 to the consolidated financial statements, total net sales were $5.7 billion for the year-ended December 28, 2024.

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

Assessment of the carrying value of goodwill

As discussed in Notes 1 and 7 to the consolidated financial statements, the goodwill balance as of December 28, 2024 was $2.3 billion. The Company performs goodwill testing annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In 2024, the Company performed a quantitative assessment to compare the fair value of the Company’s reporting units to their respective carrying amounts. The Company estimates the fair value of the reporting units primarily using an income approach and, if the carrying amount exceeds the estimated fair value, an impairment charge is recorded. Based on the Company’s annual impairment testing, the fair value of two of the Company’s six reporting units was not substantially in excess of their carrying values.

We identified the assessment of the carrying value of goodwill for these reporting units as a critical audit matter. Evaluating the estimated fair values of these reporting units involved a high degree of subjective auditor judgment. Specifically, the raw material volume and gross margin assumptions to determine the fair value of these reporting units were challenging to audit as minor changes to those assumptions could have a significant effect on the assessment of the carrying value of goodwill. Additionally, the audit effort associated with the evaluation of these assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. For these reporting units, we:

•evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the raw material volume and gross margin assumptions

•evaluated the raw material volume and gross margin assumptions by comparing them to historical raw material volumes and gross margins, respectively

•obtained external commodity pricing market data and budgets approved by the Board of Directors and compared them to the inputs used in the Company’s development of gross margins

•compared the Company’s historical raw material volume and gross margin forecasts to actual results for these reporting units to assess the Company’s ability to accurately forecast.

We also involved valuation professionals with specialized skills and knowledge, who assisted in performing sensitivity analyses over the raw material volume and gross margin assumptions to assess their impact on the Company’s determination that the fair value of the reporting units exceeded its respective carrying value.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Dallas, Texas
February 25, 2025

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darling Ingredients Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Darling Ingredients Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Miropasz during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024, Miropasz’s internal control over financial reporting associated with total assets of $140.3 million and net sales of $88.1 million included in the consolidated financial statements of the Company as of and for the year ended December 28, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Miropasz.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Dallas, Texas
February 25, 2025

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 28, 2024 and December 30, 2023
(in thousands, except share and per share data)

ASSETS	December 28, 2024	December 30, 2023
Current assets:
Cash and cash equivalents	$75,973	$126,502
Restricted cash	37,579	292
Accounts receivable, less allowance for credit losses of $16,166 at December 28, 2024 and $15,208 at December 30, 2023	581,108	626,008
Accounts receivable due from related party - Diamond Green Diesel	9,476	172,283
Inventories	576,837	758,739
Prepaid expenses	81,286	105,657
Income taxes refundable	35,063	23,599
Other current assets	42,114	42,586
Total current assets	1,439,436	1,855,666

Property, plant and equipment, net	2,713,669	2,935,185
Intangible assets, net	898,412	1,075,892
Goodwill	2,322,593	2,484,502
Investment in unconsolidated subsidiaries	2,263,709	2,251,629
Operating lease right-of-use assets	210,692	205,539
Other assets	199,594	234,960
Deferred income taxes	22,368	17,711
	$10,070,473	$11,061,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$133,020	$60,703
Accounts payable, principally trade	348,705	425,588
Income taxes payable	9,723	15,522
Current operating lease liabilities	62,761	55,325
Accrued expenses	489,295	440,999
Total current liabilities	1,043,504	998,137

Long-term debt, net of current portion	3,908,978	4,366,370
Long-term operating lease liabilities	152,327	154,903
Other noncurrent liabilities	208,350	349,809
Deferred income taxes	293,022	498,174
Total liabilities	5,606,181	6,367,393

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized, 174,965,834 and 174,427,981 shares issued at December 28, 2024 and December 30, 2023, respectively	1,750	1,744
Additional paid-in capital	1,720,877	1,697,787
Treasury stock, at cost; 16,068,364 and 14,894,192 shares at December 28, 2024 and December 30, 2023, respectively	(672,710)	(629,008)
Accumulated other comprehensive loss	(684,241)	(198,346)
Retained earnings	4,012,134	3,733,254
Total Darling's stockholders’ equity	4,377,810	4,605,431
Noncontrolling interests	86,482	88,260
Total stockholders’ equity	4,464,292	4,693,691
	$10,070,473	$11,061,084

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended December 28, 2024
(in thousands, except per share data)

	December 28, 2024	December 30, 2023	December 31, 2022
Net sales to third parties	$4,746,292	$5,460,259	$5,390,707
Net sales to related party - Diamond Green Diesel	968,883	1,327,821	1,141,497
Total net sales	5,715,175	6,788,080	6,532,204
Costs and expenses:
Cost of sales and operating expense (excludes depreciation and amortization, shown separately below)	4,437,337	5,143,060	5,002,609
Gain on sale of assets	(4,157)	(7,421)	(4,494)
Selling, general and administrative expenses	492,105	542,534	436,608
Restructuring and asset impairment charges	5,794	18,553	29,666
Depreciation and amortization	503,825	502,015	394,721
Acquisition and integration costs	7,842	13,884	16,372
Change in fair value of contingent consideration	(46,706)	(7,891)	—
Total costs and expenses	5,396,040	6,204,734	5,875,482
Equity in net income of Diamond Green Diesel	149,082	366,380	372,346
Operating income	468,217	949,726	1,029,068

Other expense:
Interest expense	(253,858)	(259,223)	(125,566)
Foreign currency gain/(loss)	(1,154)	8,133	(11,277)
Other income/(expense), net	22,309	16,310	(3,609)
Total other expense	(232,703)	(234,780)	(140,452)

Equity in net income of other unconsolidated subsidiaries	11,994	5,011	5,102
Income before income taxes	247,508	719,957	893,718

Income tax expense/(benefit)	(38,337)	59,568	146,626

Net income	285,845	660,389	747,092

Net income attributable to noncontrolling interests	(6,965)	(12,663)	(9,402)

Net income attributable to Darling	$278,880	$647,726	$737,690

Net income per share:
Basic	$1.75	$4.05	$4.58
Diluted	$1.73	$3.99	$4.49

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended December 28, 2024
(in thousands)

	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$285,845	$660,389	$747,092
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(415,142)	139,651	(87,856)
Pension adjustments	2,809	2,284	8,966
Commodity derivative adjustments	(33,102)	33,813	1,428
Foreign exchange derivative adjustments	(39,746)	3,732	12,204
Interest rate swap derivative adjustments	1,293	3,009	—
Total other comprehensive income/(loss), net of tax	(483,888)	182,489	(65,258)
Total comprehensive income/(loss)	(198,043)	842,878	681,834
Comprehensive income attributable to noncontrolling interests	8,972	9,624	6,328
Comprehensive income/(loss) attributable to Darling	$(207,015)	$833,254	$675,506

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended December 28, 2024
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 1, 2022	160,792,004	$1,717	$1,627,816	$(374,721)	$(321,690)	$2,347,838	$3,280,960	$66,825	$3,347,785
Net income	—	—	—	—	—	737,690	737,690	9,402	747,092
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	18,058	18,058
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,744)	(3,744)
Pension adjustments, net of tax	—	—	—	—	8,966	—	8,966	—	8,966
Commodity derivative adjustments, net of tax	—	—	—	—	1,428	—	1,428	—	1,428
Foreign exchange derivative adjustments, net of tax	—	—	—	—	12,204	—	12,204	—	12,204
Foreign currency translation adjustments	—	—	—	—	(84,782)	—	(84,782)	(3,074)	(87,856)
Issuance of non-vested stock	8,000	—	155	—	—	—	155	—	155
Stock-based compensation	—	—	24,850	—	—	—	24,850	—	24,850
Treasury stock	(2,680,904)	—	—	(179,730)	—	—	(179,730)	—	(179,730)
Issuance of common stock	1,850,496	19	7,263	—	—	—	7,282	—	7,282
Balances at December 31, 2022	159,969,596	$1,736	$1,660,084	$(554,451)	$(383,874)	$3,085,528	$3,809,023	$87,467	$3,896,490
Net income	—	—	—	—	—	647,726	647,726	12,663	660,389
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(9,036)	(9,036)
Additions to noncontrolling interests	—	—	—	—	—	—	—	205	205
Pension adjustments, net of tax	—	—	—	—	2,284	—	2,284	—	2,284
Commodity derivative adjustments, net of tax	—	—	—	—	33,813	—	33,813	—	33,813
Interest rate swap adjustments, net of tax	—	—	—	—	3,009	—	3,009	—	3,009
Foreign exchange derivative adjustments, net of tax	—	—	—	—	3,732	—	3,732	—	3,732
Foreign currency translation adjustments	—	—	—	—	142,690	—	142,690	(3,039)	139,651
Issuance of non-vested stock	—	—	186	—	—	—	186	—	186
Stock-based compensation	—	—	32,970	—	—	—	32,970	—	32,970
Treasury stock	(1,270,689)	—	—	(74,557)	—	—	(74,557)	—	(74,557)
Issuance of common stock	834,882	8	4,547	—	—	—	4,555	—	4,555
Balances at December 30, 2023	159,533,789	$1,744	$1,697,787	$(629,008)	$(198,346)	$3,733,254	$4,605,431	$88,260	$4,693,691
Net income	—	—	—	—	—	278,880	278,880	6,965	285,845
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(10,750)	(10,750)
Pension adjustments, net of tax	—	—	—	—	2,809	—	2,809	—	2,809
Commodity derivative adjustments, net of tax	—	—	—	—	(33,102)	—	(33,102)	—	(33,102)
Interest rate swap adjustments, net of tax	—	—	—	—	1,293	—	1,293	—	1,293
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(39,746)	—	(39,746)	—	(39,746)
Foreign currency translation adjustments	—	—	—	—	(417,149)	—	(417,149)	2,007	(415,142)
Issuance of non-vested stock	—	—	185	—	—	—	185	—	185
Stock-based compensation	—	—	20,733	—	—	—	20,733	—	20,733
Treasury stock	(1,174,172)	—	—	(43,702)	—	—	(43,702)	—	(43,702)
Issuance of common stock	537,853	6	2,172	—	—	—	2,178	—	2,178
Balances at December 28, 2024	158,897,470	$1,750	$1,720,877	$(672,710)	$(684,241)	$4,012,134	$4,377,810	$86,482	$4,464,292

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 28, 2024
(in thousands)

	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$285,845	$660,389	$747,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	503,825	502,015	394,721
Deferred income taxes	(186,390)	(22,241)	46,734
Gain on sale of assets	(4,157)	(7,421)	(4,494)
Asset impairment	—	4,734	29,666
Change in fair value of contingent consideration	(46,706)	(7,891)	—
Gain on insurance proceeds from insurance settlement	(19,021)	(14,014)	—
Increase/(Decrease) in long-term pension liability	200	(1,040)	(7,037)
Stock-based compensation expense	20,918	33,156	25,005
Write-off deferred loan costs	—	653	—
Deferred loan cost amortization	5,620	6,216	4,984
Equity in net income of Diamond Green Diesel and other unconsolidated subsidiaries	(161,076)	(371,391)	(377,448)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	184,915	168,277	95,546
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	179,835	(10,832)	(56,543)
Income taxes refundable/payable	(17,340)	(39,933)	(3,495)
Inventories and prepaid expenses	163,783	49,582	(130,170)
Accounts payable and accrued expenses	(17,881)	(82,939)	65,936
Other	(53,081)	31,943	(16,758)
Net cash provided by operating activities	839,289	899,263	813,739
Cash flows from investing activities:
Capital expenditures	(332,465)	(555,480)	(391,309)
Acquisitions, net of cash acquired	(116,712)	(1,093,183)	(1,772,437)
Investment in Diamond Green Diesel	(90,000)	(75,000)	(264,750)
Investment in other unconsolidated subsidiaries	(27)	(27)	—
Loan to Diamond Green Diesel	(100,000)	—	(50,000)
Loan repayment from Diamond Green Diesel	100,000	25,000	50,000
Gross proceeds from sale of property, plant and equipment and other assets	21,301	10,748	13,442
Proceeds from insurance settlement	19,021	14,014	—
Payments related to routes and other intangibles	(16)	(1,524)	(1,492)
Net cash used in investing activities	(498,898)	(1,675,452)	(2,416,546)
Cash flows from financing activities:
Proceeds from long-term debt	5,929	817,101	1,934,885
Payments on long-term debt	(52,238)	(319,367)	(63,078)
Borrowings from revolving credit facility	1,437,501	2,666,360	1,873,795
Payments on revolving credit facility	(1,779,455)	(2,194,902)	(1,897,280)
Net cash overdraft financing	41,454	(9,780)	24,069
Acquisition hold-back payments	(157)	(3,793)	—
Deferred loan costs	—	(9)	(16,780)
Issuance of common stock	447	—	—
Repurchase of common stock	(34,272)	(52,941)	(125,531)
Minimum withholding taxes paid on stock awards	(7,987)	(17,296)	(46,944)
Distributions to noncontrolling interests	(10,785)	(9,081)	(4,532)
Net cash provided/(used) in financing activities	(399,563)	876,292	1,678,604
Effect of exchange rate changes on cash flows	12,029	14,179	5,299
Net increase/(decrease) in cash, cash equivalents and restricted cash	(47,143)	114,282	81,096
Cash, cash equivalents and restricted cash at beginning of year	264,450	150,168	69,072
Cash, cash equivalents and restricted cash at end of year	$217,307	$264,450	$150,168
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

(3)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 28, 2024, the 52 weeks ended December 30, 2023, and the 52 weeks ended December 31, 2022.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(4)     Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statements of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statements of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of December 28, 2024, primarily represents the current portion of acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. Restricted cash as of December 30, 2023, primarily represented amounts set aside as collateral for foreign construction projects and U.S. environmental claims and were insignificant to the Company. Restricted cash included in other assets as of December 28, 2024 and December 30, 2023, primarily represents the long-term acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of same such amounts shown in the Consolidated Statements of Cash flows is as follows (in thousands):

	December 28, 2024	December 30, 2023
Cash and cash equivalents	$75,973	$126,502
Restricted cash	37,579	292
Restricted cash included in other long-term assets	103,755	137,656
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$217,307	$264,450

(5)     Accounts Receivable and Allowance for Credit Losses

The Company maintains allowances for credit losses for estimated losses resulting from customers’ non-payment of trade accounts receivable owed to the Company.  These trade receivables arise in the ordinary course of business from sales of raw material, finished product or services to the Company’s customers.  The estimate of allowance for doubtful accounts is based upon the Company’s bad debt experience adjusted for differences in asset-specific risk characteristic, current economic conditions and forecast of future economic conditions. If the financial condition of the Company’s customers deteriorates, resulting in the customers’ inability to pay the Company’s receivables as they come due, additional allowances for credit losses may be required.

The Company has entered into agreements with third-party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third-party banks without recourse for cash less a nominal fee. For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company sold approximately $560.5 million, $532.6 million and $582.0 million, respectively of its trade receivables and incurred approximately $8.1 million, $7.5 million and $4.0 million in fees, respectively.

(6)     Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is primarily determined using the first-in, first-out (FIFO) method for the Feed Ingredients and Fuel Ingredients segments. In the Food Ingredients segment cost is primarily determined based on the weighted average cost.

(7)     Long Lived Assets

Property, Plant and Equipment

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

(8)     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2023, the Company recorded asset impairment charges related to the feed segment and food segment long-lived assets of approximately $2.9 million and $1.8 million, respectively. In fiscal 2022, the Company recorded asset impairment charges related to its food segment long-lived assets of approximately $18.4 million and feed segment long-lived assets of approximately $8.6 million. See Note 18 to the consolidated financial statements.

(9)    Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  When assessing the recoverability of goodwill and other indefinite lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or other indefinite lived intangible assets are less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs the quantitative approach to impairment testing by comparing the fair value of the Company’s reporting units to their respective carrying amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized, if any, will not exceed the total amount of goodwill allocated to that reporting unit. In fiscal 2024 and 2023, the Company performed a quantitative approach to valuing goodwill and indefinite-lived intangible assets at October 26, 2024 and October 28, 2023, respectively. Based on the Company’s annual impairment testing, we concluded the fair values of the Company’s reporting units containing goodwill and indefinite lived intangible assets exceeded the related carrying values. In fiscal 2022, the Company performed a qualitative impairment analysis for its annual goodwill and indefinite-lived

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

intangible assets at October 29, 2022. Based on the Company’s annual impairment testing at October 29, 2022, we concluded it is more likely than not that the fair values of the Company’s reporting units containing goodwill and indefinite lived intangible assets exceeded the related carrying value. However, in December 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company incurred goodwill impairment charges in fiscal 2022. Goodwill was approximately $2.3 billion and $2.5 billion at December 28, 2024 and December 30, 2023, respectively. See Note 7 for further information on the Company’s goodwill.

(10)    Leases

The Company accounts for leases in accordance with Accounting Standard Codification (“ASC”) Topic 842, Leases. The Company determines if an arrangement is a lease at inception for which the Company recognizes the right-of-use (“ROU”) asset and a lease liability at the lease commencement date. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The lease liability is subsequently measured at amortized cost using the effective interest method. In determining the lease liability, the Company applies a discount rate to the minimum lease payments within each lease. ASC 842 requires the Company to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate the Company’s incremental borrowing rate over various terms, a comparable market yield curve consistent with the Company’s credit quality is determined. The lease term for all of the Company’s leases include the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise or when a triggering event occurs. The Company has elected to not recognize a ROU asset and lease liability with an initial term of 12 months or less at lease commencement. Operating leases are included on the Company’s balance sheet as a ROU asset, current operating lease liabilities and long-term operating lease liabilities. For finance leases, the lease liability is initially measured in the same manner and date as for the operating leases, and is subsequently measured at amortized cost using the effective interest method. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, net of current portion, but are not significant to the Company.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any direct costs incurred less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of the lease incentives received. Some leases contain rent escalation clauses (including index-based escalations), initially measured using the index at the lease commencement date. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of the lease arrangement.

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

	Net Income per Common Share (in thousands, except per share data)
		December 28,			December 30,			December 31,
		2024			2023			2022
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$278,880	159,513	$1.75	$647,726	159,861	$4.05	$737,690	161,000	$4.58

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	2,932	—	—	3,314	—	—	3,831	—
Less: Pro-forma treasury shares	—	(1,027)	—	—	(788)	—	—	(710)	—
Diluted:
Net income attributable to Darling	$278,880	161,418	$1.73	$647,726	162,387	$3.99	$737,690	164,121	$4.49

There were no outstanding stock options excluded in fiscal 2024, 2023 and 2022 from diluted income per common share as the effect was antidilutive.  For fiscal 2024, 2023 and 2022, respectively, 403,615, 311,919 and 266,246 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(14)    Stock Based Compensation

The Company recognizes compensation expense ratably over the vesting period in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees and non-employee directors or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. The

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company’s policy is to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. The Company does not reclassify excess tax benefits from operating activities to financing activities in the Consolidated Statements of Cash Flows. Additionally, the Company excludes the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company’s diluted earnings per share. The Company records tax benefit or expense within income tax expense/(benefit) for the year ended December 28, 2024, December 30, 2023 and December 31, 2022 related to the excess tax expense on stock options, non-vested stock, director restricted stock units, restricted stock units and performance units.

Total stock-based compensation recognized in the Consolidated Statements of Operations for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was approximately $20.9 million, $33.2 million and $25.0 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $2.0 million, $2.6 million and $1.7 million, respectively.  See Note 13 for further information on the Company’s stock-based compensation plans.

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

As a result of the Russia-Ukraine war, the Israeli-Palestinian conflict and other Middle Eastern conflicts and the current inflationary environment, we have evaluated the potential impact to the Company’s operations and for any indicators of potential triggering events that could indicate certain of the Company’s assets may be impaired. As of December 28, 2024, the Company has not observed any impairments of the Company’s assets or a significant change in their fair value due to the Russia-Ukraine war, the Israeli-Palestinian conflict and other Middle Eastern conflicts or inflation.

(16)    Out-of-Period Adjustment

During the quarter ended March 30, 2024, the Company determined the inventory balance at its recently acquired Gelnex subsidiary was overstated by approximately $25.1 million at December 30, 2023. The overstatement was the result of an error in calculating the elimination of deferred profit in inventory on intercompany product sales from South America.

The Company recorded an adjustment to earnings of approximately $17.9 million, net of tax. The Company assessed the impact of this out-of-period adjustment and concluded that it was not material to the financial statements previously issued for any interim or annual period during 2023, and the adjustment during the quarter ended March 30, 2024 is not material to the annual financial statements for fiscal 2024. The out-of-period adjustment is included in the Food Ingredients segment results.

(17)    Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company’s 6% Senior Notes due 2030, 5.25% Senior Notes due 2027, 3.625% Senior Notes due 2026, term loans and revolver borrowings outstanding at December 28, 2024, as described in Note 10 have a fair value based on market valuation from third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the fair value. See Note 17 for financial instruments' fair values.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

(20)    Related Party Transactions

The Company has a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The Company has related party sale transactions and loan transactions with the DGD Joint Venture.  See Note 23 for further information on the Company’s related party transactions.

(21)    Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company’s foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains/(losses) in determining net income. The Company incurred net foreign currency translation gains/(losses) of approximately $(417.1) million, $142.7 million and $(84.8) million in fiscal 2024, 2023 and 2022, respectively.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(22)    Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. In the Consolidated Statement of Operations, previously reported amounts for total net sales have been separated into net sales to third parties and net sales to related party - Diamond Green Diesel. In addition, certain immaterial prior year amounts have been reclassified on the Statement of Cash Flows.

(23)    Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

NOTE 2.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Assets:
Cash	$353,446	$236,794
Total current assets	1,137,821	1,640,636
Property, plant and equipment, net	3,868,943	3,838,800
Other assets	100,307	89,697
Total assets	$5,460,517	$5,805,927
Liabilities and members' equity:
Revolver	$—	$250,000
Total current portion of long term debt	29,809	28,639
Total other current liabilities	319,688	417,918
Total long term debt	707,158	737,097
Total other long term liabilities	17,195	16,996
Total members' equity	4,386,667	4,355,277
Total liabilities and member's equity	$5,460,517	$5,805,927

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues:
Operating revenues	$5,065,592	$6,990,622	$5,501,166
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	4,309,768	5,925,778	4,614,192
Lower of cost or market (LCM) inventory valuation adjustment	175,934	60,871	—
Depreciation, amortization and accretion expense	264,992	230,921	125,656
Operating income	314,898	773,052	761,318
Other income	22,114	10,317	3,170
Interest and debt expense, net	(38,673)	(49,857)	(19,796)
Income before income tax expense	$298,339	$733,512	$744,692
Income tax expense	175	752	—
Net income	$298,164	$732,760	$744,692

As of December 28, 2024, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2.2 billion on the Consolidated Balance Sheet. The Company has recorded approximately $149.1 million, $366.4 million and $372.3 million in equity in net income of Diamond Green Diesel for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. In December 2019, the blenders tax credit of $1.00 per gallon was extended for calendar years 2020, 2021 and 2022. On August

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blenders tax credits were extended as is until December 31, 2024, a new Sustainable Aviation Fuel (“SAF”) blenders tax credit was introduced effective for 2023 and 2024, and a new Clean Fuels Production Credit (the “CFPC”) was created effective from 2025 through 2027. Under the IR Act, Section 40B, SAF, blended with Jet A and sold on or before December 31, 2024, receives a base credit of $1.25 per gallon plus $0.01 for each percentage point by which the lifecycle greenhouse gas (“GHG”) emissions reduction percentage exceeds 50% up to a maximum supplementary amount of $0.50. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel (adjusted for inflation each calendar year) multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility that meets the prevailing wage requirements and apprenticeship requirements before being sold in a ceratin manner. Similarly, neat SAF produced at a qualified facility that meets the apprenticeship and prevailing wage requirements, which is then sold for use in an aircraft, receives a base credit of $1.75 (adjusted for inflation each calendar year) multiplied by the GHG emissions factor for SAF. In contrast to the blenders tax credit, the CFPC requires that production must take place in the United States. In fiscal 2024, fiscal 2023 and fiscal 2022, the DGD Joint Venture recorded approximately $1.3 billion, $1.2 billion and $761.1 million, respectively, in blenders tax credits. The Company received approximately $179.8 million, $163.6 million and $90.5 million for each of the years ended December 28, 2024, December 30, 2023 and December 31, 2022, in dividend distributions from the DGD Joint Venture. In addition, during fiscal year 2024, 2023 and 2022, the Company made capital contributions to the DGD Joint Venture of approximately $90.0 million, $75.0 million and $264.8 million, respectively. In January 2025, the Company received approximately $87.4 million as a dividend distribution from the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

NOTE 3.    ACQUISITIONS

Miropasz Group

On January 31, 2024, a wholly owned international subsidiary of the Company acquired all of the shares of the Miropasz Group (the “Miropasz Acquisition”), a rendering company in Poland that is now in our Feed Ingredients segment, for a cash purchase price of approximately €105.6 million (approximately $114.3 million USD at the exchange rate of €1.0:USD$1.082198 on the closing date). In addition, the Company incurred a liability of approximately €7.0 million (approximately $7.6 million USD at the exchange rate on the closing date) for an acquisition consideration hold-back amount that is part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. During the third quarter of fiscal 2024, the Company received approximately $0.2 million from the sellers as a reduction of the purchase price and other immaterial adjustments. The Company recorded assets and liabilities consisting of property, plant and equipment of approximately $21.2 million, identifiable intangibles which includes routes and immaterial land use rights of approximately $34.9 million with a weighted average life of 17 years, other net assets of approximately $2.8 million which includes cash, working capital and net debt, and goodwill of approximately $62.8 million. Goodwill is expected to strengthen the Company’s base Feed Ingredients business and is nondeductible for tax purposes.

The amount of net sales and net income from the Miropasz Acquisition included in the Company’s Consolidated Statement of Operations for the year ended December 28, 2024 were $88.1 million and $6.8 million, respectively.

Gelnex

On March 31, 2023, the Company acquired all of the shares of Gelnex, a leading global producer of collagen products (the “Gelnex Acquisition”). The Gelnex Acquisition includes a network of five processing facilities in South America and one in the United States. The initial purchase price of approximately $1.2 billion was comprised of an initial cash payment of approximately $1.1 billion, which consisted of a payment of approximately R$4.3 billion Brazilian real (approximately $853.3 million USD at the exchange rate of R$5.08:USD$1.00 on the closing date) and a payment of approximately $243.5 million in USD, and is subject to various post-closing adjustments in accordance with the stock purchase agreement. In addition, the Company incurred a liability of approximately $104.1 million for an acquisition consideration hold-back amount that is part of the purchase price set aside in escrow in the Company's name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

activity during the period of acquisition. The Gelnex Acquisition gives us immediate capacity to serve the growing needs of our collagen customers and the growing collagen market. The initial purchase price was financed by borrowing all of the Company’s term A-3 facility of $300.0 million and term A-4 facility of $500.0 million, with the remainder coming through revolver borrowings under the Amended Credit Agreement. During the third quarter of fiscal 2023, the Company made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $14.1 million with an offset to goodwill. The Company obtained new information about facts and circumstances that existed at the acquisition date during the first quarter of 2024 that resulted in measurement period adjustments to increase property, plant and equipment by approximately $13.7 million, decrease intangible assets by approximately $9.5 million, decrease goodwill by approximately $9.1 million, increase deferred tax liabilities by approximately $5.1 million, increase deferred tax assets by approximately $8.1 million and a decrease in other assets and liabilities of approximately $0.1 million.

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

The $542.6 million of goodwill from the Gelnex Acquisition, which is expected to strengthen the Company’s collagen business and expand its ability to service increased demand of its collagen customer base, is assigned to the Food Ingredients segment. Of the goodwill booked in the Gelnex Acquisition approximately $425.0 million is deductible for tax purposes. The identifiable intangible assets include $331.0 million in customer relationships with a weighted average life of 11.4 years and $8.5 million in trade name with a life of 5 years for a total weighted average life of approximately 11.3 years.

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

The Company initially paid approximately R$2.9 billion Brazilian Real in cash (approximately $562.6 million USD at the exchange rate of R$5.16:USD$1.00 on the closing date) for all the shares of the FASA Group, subject to certain post closing adjustments and a contingent payment based on future earnings growth in accordance with the terms set forth in the stock purchase agreement. Under the stock purchase agreement, such contingent payment could range from R$0 to a maximum of R$1.0 billion if future earnings growth reaches certain levels over a three year period. The Company completed an analysis as of the acquisition date for this contingency and recorded a

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

liability of approximately R$428.2 million (approximately $83.0 million USD at the exchange rate in effect on the closing date of the acquisition) representing the present value of the contingency utilizing assistance from external valuation experts and the use of a Monte Carlo model representing the probability weighted present value of the expected payment to be made under the agreement using the income approach. The Company analyzes the contingent consideration liability using a Monte Carlo model each quarter and any change in fair value is recorded through operating income as changes in fair value of contingent consideration.

The hold-back and contingent consideration amounts represent noncash investing activities during the period of acquisition. The Company initially financed the FASA Acquisition by borrowing approximately $515.0 million of revolver borrowings under the Amended Credit Agreement, with the remainder coming from cash on hand. During the fourth quarter of fiscal 2022, the Company made a cash payment for a working capital purchase price adjustment per the stock purchase agreement of approximately $7.1 million with an offset to goodwill.

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

The $358.3 million of goodwill from the Valley Acquisition, which is expected to strengthen the Company’s base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel, was assigned to the Feed Ingredients segment. For U.S. income tax purposes, the Valley Acquisition is treated as a purchase of substantially all the assets of Valley Proteins; therefore, almost all of the goodwill is deductible for tax purposes. The identifiable intangible assets include $292.1 million in collection routes with a life of 15 years and $97.1 million in permits with a life of 15 years for a total weighted average life of approximately 15 years.

As a result of the Gelnex Acquisition, the FASA Acquisition and the Valley Acquisition, effective March 31, 2023, August 1, 2022 and May 2, 2022, respectively, the Company began including the operations of the Gelnex Acquisition, the FASA Acquisition and the Valley Acquisition in the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Gelnex Acquisition, the Valley Acquisition and FASA Acquisition had occurred on January 2, 2022 for the periods presented (unaudited) (in thousands):

	Twelve Months Ended
	December 30, 2023	December 31, 2022
Net sales	6,886,347	$7,469,216
Net income	663,168	739,501
The Company notes that pro forma results of operations for the Miropasz Acquisition and the acquisitions discussed below have not been presented because the effect of each acquisition individually or in the aggregate is not deemed material to revenues, total assets and net income of the Company for any period presented.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Company incurred acquisition and integration costs of approximately $7.8 million, $13.9 million and $16.4 million for the twelve months ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively, primarily related to the above disclosed acquisitions.

Additionally, the Company made other immaterial acquisitions in fiscal 2024 and fiscal 2022.

NOTE 4. INVENTORIES

A summary of inventories follows (in thousands):

	December 28, 2024	December 30, 2023
Finished product	$335,116	$448,245
Work in process	92,762	110,299
Raw material	38,117	68,188
Supplies and other	110,842	132,007
	$576,837	$758,739

The Company’s work in process represents inventory in the Food Ingredients segment that is in various stages of processing.

NOTE 5.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	December 28, 2024	December 30, 2023
Land	$203,511	$217,113
Buildings and improvements	1,023,697	1,033,243
Machinery and equipment	3,097,409	3,021,329
Vehicles	517,858	520,897
Aircraft	10,313	15,609
Construction in process	440,651	487,336
	5,293,439	5,295,527
Accumulated depreciation	(2,579,770)	(2,360,342)
	$2,713,669	$2,935,185
Depreciation expense for the three years ended December 28, 2024, December 30, 2023 and December 31, 2022, was approximately $391.6 million, $377.2 million and $306.0 million, respectively.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 6.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	December 28, 2024	December 30, 2023
Indefinite Lived Intangible Assets
Trade names	$51,050	$52,507
	51,050	52,507
Finite Lived Intangible Assets:
Collection routes	714,801	746,868
Customer relationships	278,920	359,111
Permits	316,038	559,483
Non-compete agreements	60	395
Trade names	82,401	85,561
Royalty, product development, patents, consulting, land use rights and leasehold	22,277	20,613
	1,414,497	1,772,031
Accumulated Amortization:
Collection routes	(254,164)	(241,960)
Customer relationships	(44,476)	(29,270)
Permits	(189,500)	(407,713)
Non-compete agreements	(33)	(345)
Trade names	(72,549)	(63,660)
Royalties, product development, patents, consulting, land use rights and leasehold	(6,413)	(5,698)
	(567,135)	(748,646)
Total Intangible assets, less accumulated amortization	$898,412	$1,075,892

Gross intangible collection routes, customer relationships, permits, trade names, non-compete agreements and other intangibles changed primarily due to acquisitions and retirements of approximately $28.2 million and $249.1 million, respectively, and the remaining change is due to foreign currency exchange impact. Amortization expense for the three years ended December 28, 2024, December 30, 2023 and December 31, 2022, was approximately $112.2 million, $124.8 million and $88.7 million, respectively. Amortization expense for the next five fiscal years is estimated to be $99.8 million, $93.9 million, $88.7 million, $87.4 million and $76.4 million.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 7.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 31, 2022
Goodwill	$1,556,855	$320,807	$143,379	$2,021,041
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,540,941	317,637	111,799	1,970,377
Goodwill acquired during year	3,247	626,202	—	629,449
Measurement period adjustments	(21,270)	(74,484)	(66)	(95,820)
Out-of-period correction	(85,144)	—	—	(85,144)
Foreign currency translation	33,548	28,182	3,910	65,640
Balance at December 30, 2023
Goodwill	1,487,236	900,707	147,223	2,535,166
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,471,322	897,537	115,643	2,484,502
Goodwill acquired during year	62,802	—	4,114	66,916
Measurement period adjustments	—	(9,147)	—	(9,147)
Foreign currency translation	(96,361)	(116,562)	(6,755)	(219,678)
Balance at December 28, 2024
Goodwill	1,453,677	774,998	144,582	2,373,257
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,437,763	$771,828	$113,002	$2,322,593

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. In fiscal 2024 and 2023, the Company performed a quantitative approach to value the reporting units containing goodwill and indefinite-lived intangible assets at October 26, 2024 and October 28, 2023, respectively. Based on the Company’s annual impairment testing, we concluded the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values. In fiscal 2022, the Company performed a qualitative impairment analysis for its annual goodwill and indefinite-lived intangible assets at October 29, 2022. Based on the Company’s annual impairment testing at October 29, 2022, we concluded it is more likely than not that the fair values of the Company’s reporting units containing goodwill and indefinite lived intangible assets exceeded the related carrying value. Prior to finalizing the impairment testing, in December 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company recorded goodwill impairment charges in fiscal 2022 of approximately $2.7 million based on the relative fair value of the Peabody plant.

NOTE 8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 28, 2024	December 30, 2023
Compensation and benefits	$139,011	$156,357
Accrued operating expenses	73,239	86,278
Short-term acquisition hold-backs (Note 3)	38,620	—
Short-term contingent consideration (Note 17)	28,862	—
Other accrued expense	209,563	198,364
	$489,295	$440,999

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

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease expense	$64,848	$56,078	$49,377
Short-term lease costs	36,363	36,762	31,133
Total lease cost	$101,211	$92,840	$80,510

Other information (in thousands, except lease terms and discount rates):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$65,840	$58,924	$53,359

Operating right-of-use assets, net	$210,692	$205,539

Operating lease liabilities, current	$62,761	$55,325
Operating lease liabilities, non-current	152,327	154,903
Total operating lease liabilities	$215,088	$210,228

Weighted average remaining lease term - operating leases	5.74 years	6.25 years
Weighted average discount rate - operating leases	4.87%	4.59%

Future annual minimum lease payments and finance lease commitments as of December 28, 2024 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Finance Leases
2025	$67,252	$4,078
2026	51,506	2,209
2027	41,822	1,573
2028	30,883	1,124
2029	18,024	756
Thereafter	32,861	—
Total undiscounted lease payments	242,348	9,740
Less amounts representing interest	(27,260)	(384)
Lease obligations included in current and long-term liabilities	215,088	9,356

The Company’s finance lease assets are included in property, plant and equipment and the finance lease obligations are included in the Company’s current and long-term debt obligations on the Consolidated Balance Sheet.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 10. DEBT

Debt consists of the following (in thousands):

	December 28, 2024	December 30, 2023
Amended Credit Agreement:
Revolving Credit Facility (zero and $82.9 million denominated in € at December 28, 2024 and December 30, 2023, respectively)	$267,000	$610,875

Term A-1 facility	397,000	400,000
Less unamortized deferred loan costs	(366)	(546)
Carrying value Term A-1 facility	396,634	399,454

Term A-2 facility	471,875	481,250
Less unamortized deferred loan costs	(509)	(771)
Carrying value Term A-2 facility	471,366	480,479

Term A-3 facility	297,750	300,000
Less unamortized deferred loan costs	(560)	(832)
Carrying value Term A-3 facility	297,190	299,168

Term A-4 facility	481,250	490,625
Less unamortized deferred loan costs	(664)	(1,002)
Carrying value Term A-4 facility	480,586	489,623

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premiums	(5,605)	(6,441)
Carrying value 6% Senior Notes due 2030	994,395	993,559

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(2,322)	(3,249)
Carrying value 5.25% Senior Notes due 2027	497,678	496,751

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	536,733	569,075
Less unamortized deferred loan costs - Denominated in euro	(1,542)	(2,763)
Carrying value 3.625% Senior Notes due 2026	535,191	566,312

Other Notes and Obligations	101,958	90,852
	4,041,998	4,427,073
Less Current Maturities	133,020	60,703
	$3,908,978	$4,366,370

As of December 28, 2024, the Company had no outstanding debt under the revolving credit facility denominated in euros and €515.0 million outstanding debt under the Company’s 3.625% Senior Notes due 2026 denominated in euros. See below for discussion relating to the Company’s debt agreements. In addition, at December 28, 2024, the Company had finance lease obligations denominated in euros of approximately €5.5 million.

As of December 28, 2024, the Company had other notes and obligations of approximately $102.0 million that consist of various overdraft facilities of approximately $55.7 million, a China working capital line of credit of approximately $1.4 million, Brazilian notes of approximately $20.4 million and other debt of approximately $24.5 million, including U.S. finance lease obligations of approximately $3.1 million.

Senior Secured Credit Facilities. On January 6, 2014, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) entered into a Second Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”), restating its then existing Amended and Restated Credit Agreement dated September 27, 2013, with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto. The Amended Credit Agreement has been subsequently amended, the most recent of which was the Ninth Amendment on September 6, 2022. The Amended Credit Agreement provides for senior secured credit facilities in

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

the aggregate principal amount of $3.725 billion, which matures on December 9, 2026 and is comprised of (i) the Company’s $525.0 million term loan B facility, (ii) the Company’s $400.0 million term A-1 facility, (iii) the Company’s $500.0 million term A-2 facility, (iv) the Company’s $300.0 million term A-3 facility, (v) the Company’s $500.0 million term A-4 facility and (vi) the Company’s $1.5 billion five-year revolving credit facility (up to $150.0 million of which will be available for a letter of credit sub-limit and $50.0 million of which will be available for a swingline sub-limit) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). Up to $1.46 billion of the revolving credit facility is available to be borrowed by Darling, Darling Canada, Darling NL, Darling Ingredients International Holding B.V. (“Darling BV”), Darling GmbH, and Darling Belgium in U.S. dollars, Canadian dollars, euros, Sterling and other currencies to be agreed and available to each applicable lender. The remaining $40.0 million must be borrowed in U.S. dollars only by Darling. The revolving credit facility will mature on December 9, 2026. The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings, in each case plus 1.75% per annum or (ii) the base rate or the adjusted term SOFR for a one-month interest period for U.S. dollar borrowings or the Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.75% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups and step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and term A-3 facility will equal the adjusted term SOFR plus 1.875% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50%. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility will equal the adjusted term SOFR plus 1.75% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.00%.

As of December 28, 2024, the Company had (i) $267.0 million outstanding under the revolver at SOFR plus a margin of 1.75% per annum for a total of 6.18778% per annum, (ii) $397.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.875% per annum for a total of 6.54758% per annum, (iii) $471.9 million outstanding under the term A-2 facility at SOFR plus a margin of 1.75% per annum for a total of 6.42258% per annum, (iv) $297.8 million outstanding under the term A-3 facility at SOFR plus a margin 1.875% per annum for a total of 6.54758% per annum, and (v) $481.3 million outstanding under the term A-4 facility at SOFR plus a margin 1.75% per annum for a total of 6.42258% per annum. As of December 28, 2024, the Company had revolving credit facility availability of $1,159.6 million, taking into account amounts borrowed, ancillary facilities of $72.7 million and letters of credit issued of $0.7 million. The Company also has foreign bank guarantees of approximately $11.1 million that are not part of the Company’s Amended Credit Agreement at December 28, 2024.
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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

The 6% Notes will mature on June 15, 2030. Darling pays interest on the 6% Notes on June 15 and December 15 of each year. Interest on the 6% Notes accrues at a rate of 6% per annum and is payable in cash. The 6% Notes are guaranteed by Darling and all of Darling’s restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities (collectively, the “6% Guarantors”). The 6% Notes and the guarantees thereof are senior unsecured obligations of Darling and the 6% Guarantors and rank equally in right of payment to all of Darling’s and the 6% Guarantors’ existing and future senior indebtedness. The 6% Indenture contains covenants limiting Darling's ability and the ability of its restricted subsidiaries to grant liens to secure indebtedness and merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets. The Company capitalized approximately $12.7 million of deferred loan costs as of December 31, 2022 in connection with the 6% Notes.

Other than for extraordinary events such as a change of control, Darling is not required to make mandatory redemption or sinking fund payments on the 6% Notes. The 6% Notes are redeemable, in whole or in part, at any time on or after June 15, 2025 at the redemption prices specified in the 6% Indenture. Darling may redeem the 6% Notes in whole, but not in part, at any time prior to June 15, 2025, at a redemption price equal to 100% of the principal amount of the 6% Notes redeemed, plus an Applicable Premium as specified in the 6% Indenture.

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

The 3.625% Notes will mature on May 15, 2026. The 3.625% Issuer pays interest on the 3.625% Notes on May 15 and November 15 of each year. Interest on the 3.625% Notes accrues at a rate of 3.625% per annum and is payable in cash. The 3.625% Notes are guaranteed by Darling and all of Darling’s restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that guarantee the Senior Secured Credit Facilities (collectively, the “3.625% Guarantors”). The 3.625% Notes and the guarantees thereof are senior unsecured obligations of the 3.625% Issuer and the 3.625% Guarantors and rank equally in right of payment to all of the 3.625% Issuer's and the 3.625% Guarantors’ existing and future senior indebtedness. The 3.625% Indenture contains covenants limiting Darling’s ability and the ability of its restricted subsidiaries (including the 3.625% Issuer) to, among other things: incur additional indebtedness or issue preferred stock; pay dividends on or make other distributions or repurchases of Darling’s capital stock or make other restricted payments; make loans or investment; grant liens to secure indebtedness; designate Darling’s subsidiaries as unrestricted subsidiaries; and sell certain assets or merge with or into other companies or otherwise dispose of substantially all of Darling’s assets.

Other than for extraordinary events such as a change of control and defined assets sales, the 3.625% Issuer is not required to make mandatory redemption or sinking fund payments on the 3.625% Notes. The 3.625% Notes became redeemable from May 15, 2023, in whole or in part, at any time at their face value.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

previous 5.375% Notes by cash tender offer for and redemption of those notes, to pay the discount of the initial purchasers and to pay the other fees and expenses related to the offering.

The 5.25% Notes will mature on April 15, 2027. Darling pays interest on the 5.25% Notes on April 15 and October 15 of each year. Interest on the 5.25% Notes accrues at a rate of 5.25% per annum and is payable in cash. The 5.25% Notes are guaranteed by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities (collectively, the “5.25% Guarantors”). The 5.25% Notes and the guarantees thereof are senior unsecured obligations of Darling and the 5.25% Guarantors and rank equally in right of payment to all of the Darling’s and the 5.25% Guarantors’ existing and future senior indebtedness. The 5.25% Indenture contains covenants limiting Darling’s ability and the ability of its restricted subsidiaries to, grant liens to secure indebtedness and merge with or into other companies or otherwise dispose of all or substantially all of Darling's assets.

Other than for extraordinary events such as a change of control, Darling is not required to make mandatory redemption or sinking fund payments on the 5.25% Notes. The 5.25% Notes became redeemable from April 15, 2024, in whole or in part, at any time at their face value.

As of December 28, 2024, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Maturities of long-term debt at December 28, 2024 are as follows (in thousands):

Contractual Debt Payment
2025	$134,087
2026	2,408,361
2027	503,272
2028	2,729
2029	2,520
thereafter	1,002,597
$4,053,566

NOTE 11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 28, 2024	December 30, 2023
Accrued pension liability (Note 15)	$17,676	$20,721
Reserve for self-insurance, litigation, environmental and tax matters (Note 20)	80,757	83,416
Long-term acquisition hold backs (Note 3)	104,684	137,913
Long-term contingent consideration (Note 17)	—	86,495
Other	5,233	21,264
	$208,350	$349,809

NOTE 12.    INCOME TAXES

U.S. and foreign income before income taxes are as follows (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
United States	$(17,062)	$399,378	$551,521
Foreign	264,570	320,579	342,197
Income before income taxes	$247,508	$719,957	$893,718

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Income tax expense/(benefit) attributable to income before income taxes consists of the following (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Current:
Federal	$287	$1,574	$(206)
State	1,956	1,336	2,288
Foreign	81,704	104,997	105,368
Total current	83,947	107,907	107,450
Deferred:
Federal	(121,872)	(22,868)	35,290
State	(1,643)	(28,511)	18,150
Foreign	1,231	3,040	(14,264)
Total deferred	(122,284)	(48,339)	39,176
	$(38,337)	$59,568	$146,626

Income tax expense/(benefit) for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Computed "expected" tax expense	$51,977	$151,191	$187,681
Change in valuation allowance	50,231	27,713	(3,241)
Non-deductible compensation expenses	3,443	5,779	5,320
Deferred tax on unremitted foreign earnings	1,897	3,686	4,939
Foreign rate differential	13,817	16,607	17,628
Withholding taxes	(4,063)	(4,696)	(325)
Change in uncertain tax positions	(2,594)	(3,477)	8,167
State income taxes, net of federal benefit	(9,786)	(20,868)	10,738
Biofuel tax incentives	(127,081)	(125,006)	(77,189)
Global intangible low taxed income	1,882	14,943	5,745
Change in contingent payment liability	(16,029)	(655)	—
Change in tax law	—	(5,890)	(13)
Equity compensation windfall	(341)	(2,241)	(13,441)
Other, net	(1,690)	2,482	617
	$(38,337)	$59,568	$146,626

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2024 and December 30, 2023 are presented below (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 28, 2024	December 30, 2023
Deferred tax assets:
Loss contingency reserves	$14,099	$15,247
Employee benefits	13,715	15,466
Pension liability	3,307	3,193
Interest expense carryforwards	87,702	53,591
Tax loss carryforwards	417,119	291,910
Tax credit carryforwards	2,771	2,051
Operating lease liabilities	56,484	57,503
Inventory	9,705	17,013
Accrued liabilities and other	62,800	23,090
Total gross deferred tax assets	667,702	479,064
Less valuation allowance	(86,927)	(40,063)
Net deferred tax assets	580,775	439,001

Deferred tax liabilities:
Intangible assets amortization, including tax deductible goodwill	(256,453)	(248,146)
Property, plant and equipment depreciation	(192,280)	(242,666)
Investment in DGD Joint Venture	(316,993)	(324,583)
Operating lease assets	(55,221)	(56,098)
Tax on unremitted foreign earnings	(16,492)	(18,139)
Other	(13,990)	(29,832)
Total gross deferred tax liabilities	(851,429)	(919,464)
Net deferred tax liability	$(270,654)	$(480,463)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$22,368	$17,711
Non-current deferred tax liability	(293,022)	(498,174)
Net deferred tax liability	$(270,654)	$(480,463)

At December 28, 2024, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.4 billion which can be carried forward indefinitely. The Company had interest expense carryforwards of approximately $383.9 million and $141.5 million for federal and state income tax purposes, which may be carried forward indefinitely. The Company had approximately $583.0 million of net operating loss carryforwards for state income tax purposes, $430.8 million of which expire in 2025 through 2044 and $152.2 million of which can be carried forward indefinitely. The Company had foreign net operating loss carryforwards of approximately $273.6 million, $30.9 million of which expire in 2025 through 2038 and $242.7 million of which can be carried forward indefinitely. Also at December 28, 2024, the Company had U.S. federal and state tax credit carryforwards of approximately $2.4 million. As of December 28, 2024, the Company also had a valuation allowance of $86.9 million due to uncertainties in its ability to utilize certain of its state net operating loss and credit carryforwards, foreign net operating loss carryforwards and other foreign deferred tax assets.

At December 28, 2024, the Company had unrecognized tax benefits of approximately $10.8 million. All of the unrecognized tax benefits would favorably impact the Company’s effective tax rate if recognized. The Company does not believe that unrecognized tax benefits will change in the next twelve months. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense. As of December 28, 2024, interest and penalties related to unrecognized tax benefits were $2.2 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 28, 2024	December 30, 2023
Balance at beginning of Year	$13,872	$17,842
Change in tax positions related to current year	(4,600)	(1,883)
Change in tax positions related to prior years	1,480	(1,986)
Change in tax positions due to settlement with tax authorities	—	—
Expiration of the statute of limitations	—	(101)
Balance at end of year	$10,752	$13,872

In fiscal 2024, the Company’s major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany, the Netherlands and Poland. The Company is subject to regular examination by various tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company’s results of operations or financial position. The statute of limitations for the Company’s major jurisdictions is open for varying periods, but is generally closed through the 2013 tax year.

The Company expects to have access to its offshore earnings with minimal to no additional U.S. tax impact. Therefore, the Company does not consider these earnings to be permanently reinvested offshore. As of December 28, 2024, a deferred tax liability of approximately $16.5 million has been recorded for any incremental taxes, including foreign withholding taxes, that are estimated to be incurred when those earnings are distributed to the U.S. in future years.

On August 16, 2022 the U.S. government enacted the IR Act that includes a new 15% alternative minimum tax based upon financial statement income (“book minimum tax”), a 1% excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The provisions of the IR Act are generally effective for periods after December 31, 2022 with no impact to our income tax provision or net deferred tax assets. The blender tax credits, which are refundable excise tax credits, expired on December 31, 2024. The CFPC, a transferable income tax credit, becomes effective from 2025 through 2027. We are currently assessing these tax incentives which could materially change our tax rate in future years. We will continue to evaluate the applicability and effect of the IR Act as more guidance is issued.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate income tax of 15% for companies with global revenues above certain thresholds (referred to as Pillar 2) that has been agreed upon in principle by over 140 countries. While it is not expected that the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted Pillar 2 legislation or are in the process of introducing legislation to implement Pillar 2. Although the framework provides model rules for applying the minimum tax, countries may enact Pillar 2 differently than the model rules and on different timelines and may adjust their domestic tax incentives in response to Pillar 2. Since the Company does not have significant operations in foreign jurisdictions with tax rates below the 15% minimum, Pillar 2 did not have a material impact in 2024; however, we are evaluating the potential consequences of Pillar 2 on our longer-term financial position.

NOTE 13.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed on June 21, 2024 up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions and extended to August 13, 2026. During fiscal 2024, fiscal 2023 and fiscal 2022, the Company repurchased approximately $34.3 million, $52.9 million and $125.5 million, including commissions, of its common stock in the open market, respectively. As of December 28, 2024, the Company has approximately $494.9 million remaining under the share repurchase program.

On May 9, 2017, the shareholders approved the Company’s 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”).  The 2017 Omnibus Plan replaced the Company’s 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) for future grants. Under the 2017 Omnibus Plan, the Company can grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  Initially, there were up to 20,166,500 common shares available under the 2017 Omnibus Plan for grants to

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

participants in any plan year (as such term is defined in the 2017 Omnibus Plan).  Some of those shares have been issued pursuant to prior award agreements and some are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2017 Omnibus Plan.  The 2017 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third-party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2017 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2017 Omnibus Plan.  For each of fiscal 2024, 2023 and 2022, the Committee adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company’s key employees, as a subplan under the terms of the 2017 Omnibus Plan. For each of the fiscal 2024, 2023 and 2022 LTIPs, participants received (i) performance share units (“PSUs”) tied to a three-year, forward looking performance metric and (ii) restricted stock units (“RSUs”) that vest 33.33% on the first, second and third anniversaries of grant. The principal purpose of the LTIP is to encourage the participants to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by participants. See “Stock Option Awards”, “Non-vested Stock and Restricted Stock Unit Awards” “Fiscal 2024 LTIP PSU Awards”, “Fiscal 2023 LTIP PSU Awards” and “Fiscal 2022 LTIP PSU Awards” below for more information regarding the stock options, PSUs and RSUs granted and outstanding at December 28, 2024. At December 28, 2024, the number of common shares available for issuance under the 2017 Omnibus Plan was 6,252,517.

At December 28, 2024, $9.1 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.2 years.

The following is a summary of stock-based compensation awards granted and/or outstanding during the years ended December 28, 2024, December 30, 2023 and December 31, 2022.

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

A summary of all stock option activity during fiscal 2022, 2023 and 2024, and outstanding as of the end of each such fiscal year is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at January 1, 2022	3,147,814	$17.43	5.2 years
Granted	—	—
Exercised	(386,460)	18.84
Forfeited	(4,767)	20.32
Expired	—	—
Options outstanding at December 31, 2022	2,756,587	17.23	4.3 years
Granted	—	—
Exercised	(223,000)	20.43
Forfeited	(2,212)	26.54
Expired	—	—
Options outstanding at December 30, 2023	2,531,375	16.94	3.3 years
Granted	—	—
Exercised	(119,651)	18.20
Forfeited	(7,257)	19.12
Expired	—	—
Options outstanding at December 28, 2024	2,404,467	$16.87	2.4 years
Options exercisable at December 28, 2024	2,404,467	$16.87	2.4 years

For the year ended December 28, 2024, the amount of cash received from the exercise of options was approximately $0.4 million and the related tax benefit was approximately $0.7 million. For the years ended December 30, 2023 and December 31, 2022 the amount of cash received from the exercise of options was less than $0.1 million, respectively and the related tax benefit was approximately $1.2 million and $3.7 million, respectively. The total intrinsic value of options exercised for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was approximately $2.8 million, $9.5 million and $21.7 million, respectively.  The fair value of shares vested for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was approximately $20.7 million, $33.0 million and $24.8 million, respectively.  At December 28, 2024, the aggregate intrinsic value of options outstanding was approximately $39.9 million and the aggregate intrinsic value of options exercisable was approximately $39.9 million.

Non-Vested Stock and Restricted Stock Unit Awards. Prior to fiscal 2016, the Company granted non-vested stock and RSUs to participants in the LTIP. Starting in fiscal 2016, the Committee made changes to the LTIP and instead of non-vested stock and RSUs, the Company began to grant PSUs and stock options as part of the LTIP. In fiscal 2021, the Committee replaced the stock option component of the LTIP with RSUs. In addition, the Company grants individual non-vested stock and RSU awards to key employees from time to time at the discretion of the Committee, with each RSU equivalent to one share of common stock and payable upon vesting in an equivalent number of shares of Darling common stock. For grants made under the 2017 Omnibus Plan, all non-vested stock and RSU awards generally vest ratably on the first three anniversary dates of the grant. Generally, upon voluntary termination of employment or termination for cause, non-vested stock and RSU awards that have not vested are forfeited; whereas, generally, upon death, disability, qualifying retirement or termination without cause, a pro-rata portion of the unvested non-vested stock and RSU awards will vest and be payable.

Fiscal 2024 LTIP RSU awards and Restricted Stock awards. In fiscal 2024, the Committee granted 162,913 RSUs on January 3, 2024 under the Company’s 2024 LTIP. The Committee did not make any discretionary non-vested stock or RSU grants in fiscal 2024.

Fiscal 2023 LTIP RSU awards and Restricted Stock awards. In fiscal 2023, the Committee granted 118,208 RSUs on January 3, 2023 under the Company’s 2023 LTIP. On May 11, 2023 and August 7, 2023, the Committee awarded 4,432 and 1,980, respectively of RSUs under the Company’s 2023 LTIP to newly hired executive officers, which will have the same vesting dates and terms as those issued to the other participants on January 3, 2023. On May 11, 2023, the Committee granted one of the newly hired executive officers a one-time grant of 44,304 RSUs as part of his employment package that will vest in three equal installments on the first, second and third anniversaries of the grant date.

Fiscal 2022 LTIP RSU awards and Restricted Stock awards. In fiscal 2022, the Committee granted 82,791 RSUs on January 3, 2022 under the Company’s 2022 LTIP and a total of 41,625 discretionary non-vested and RSU awards.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

A summary of the Company’s non-vested stock and RSU award activity during fiscal 2022, 2023 and 2024, and outstanding as of the end of each such fiscal year, is as follows:

	Non-Vested, and RSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 1, 2022	87,934	$56.93
Shares granted	124,416	70.67
Shares vested	(35,337)	58.23
Shares forfeited	(6,764)	66.67
Stock awards outstanding December 31, 2022	170,249	66.31
Shares granted	168,924	61.73
Shares vested	(70,251)	65.03
Shares forfeited	(3,270)	62.55
Stock awards outstanding December 30, 2023	265,652	63.78
Shares granted	162,913	49.01
Shares vested	(131,600)	63.45
Shares forfeited	(2,847)	43.72
Stock awards outstanding December 28, 2024	294,118	$55.94

Fiscal 2024 LTIP PSU Awards. On January 3, 2024, the Committee granted 244,376 PSUs under the Company’s 2024 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average return on gross investment (ROGI) relative to the average ROGI of the Company’s performance peer group companies, and then are subject to modification based on the Company’s total shareholder return (“TSR”) over the three-year performance period relative to the TSR of the Company’s performance peer group companies, with all calculations being done in accordance with the terms of the award agreement, and with the earned award to be determined in the first quarter of fiscal 2027, after the final results for the relevant performance period are determined.

Fiscal 2023 LTIP PSU Awards. On January 3, 2023, the Committee granted 177,299 PSUs under the Company’s 2023 LTIP. On May 11, 2023 and August 7, 2023, the Committee awarded 6,648 and 2,971, respectively, of PSUs under the 2023 LTIP to newly hired executive officers, which will have the same performance period and terms as those issued to the other participants on January 3, 2023. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average ROGI relative to the average ROGI of the Company’s performance peer group companies, and the Company’s TSR relative to the TSR of the Company’s performance peer group companies, with all calculations being done in accordance with the terms of the award agreement, and with the earned award to be determined in the first quarter of fiscal 2026, after the final results for the relevant performance period are determined.

Fiscal 2022 LTIP PSU Awards. On January 3, 2022, the Committee granted 115,615 PSUs under the Company’s 2022 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average ROGI, relative to the average ROGI of the Company’s performance peer group companies, and the Company’s TSR relative to the TSR of the Company’s performance peer group companies, with all calculations being done in accordance with the terms of the award agreement, and with the earned award to be determined in the first quarter of fiscal 2025, after the final results for the relevant performance period are determined.

Under the 2024 LTIP, 2023 LTIP and 2022 LTIP, PSUs were granted at target level; however, actual awards may vary between 0% and 225% of the target number of PSUs, depending on the performance level achieved. In addition, the number of PSUs earned may be reduced (up to 30%) or increased (capped at the maximum payout) based on the Company’s TSR over the performance period.

A summary of the Company’s LTIP PSU award activity during fiscal 2022, 2023 and 2024, and outstanding as of the end of each such fiscal year, is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	LTIP PSU Shares	Weighted Average Grant Date Fair Value
LTIP PSU awards outstanding January 1, 2022	1,399,178	$20.82
Granted	115,615	75.13
Additional PSU awards vested from performance	367,746	21.50
Stock issued for PSUs	(1,429,198)	15.87
Forfeited	(14,035)	57.54
LTIP PSU awards outstanding December 31, 2022	439,306	$50.58
Granted	186,918	66.67
Additional PSU awards vested from performance	263,221	31.80
Stock issued for PSUs	(473,824)	31.80
Forfeited	(11,078)	67.60
LTIP PSU awards outstanding December 30, 2023	404,543	$67.33
Granted	244,376	53.43
Additional PSU awards vested from performance	142,600	61.12
Stock issued for PSUs	(257,918)	61.14
Forfeited	(9,316)	65.62
LTIP PSU awards outstanding December 28, 2024	524,285	$62.24

The fair value of each PSU award under the Company’s 2024 LTIP, 2023 LTIP and 2022 LTIP was estimated on the date of grant using a Monte Carlo model with the following weighted average assumptions for fiscal 2024, fiscal 2023 and fiscal 2022.

Weighted Average	2024	2023	2022
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.03%	4.13%	1.04%
Expected term	3.00 years	2.98 years	3.00 years
Expected volatility	41.9%	49.6%	44.1%

Nonemployee Director Restricted Stock Unit and Deferred Stock Unit Awards.  The Company has historically paid a portion of the annual compensation package provided to its non-employee directors in equity, which since fiscal 2014 has been in the form of restricted stock units. During fiscal 2024 and fiscal 2023, each non-employee director received $150,000 of restricted stock units, while during fiscal 2022, each non-employee director received $135,000 of restricted stock units, with directors appointed after the annual meeting receiving a prorated portion of such amount. The number of restricted stock units issued is calculated using the closing price of the Company’s stock on the date of grant. The award vests (and is no longer subject to forfeiture) on the first to occur of (i) the first anniversary of the grant date, (ii) the grantee’s separation from service as a result of death or disability, or (iii) a change of control. The award will become “payable” in shares of the Company’s stock in a single lump sum payment as soon as possible following a grantee’s separation from service, subject to a grantee’s right to elect earlier distributions under certain circumstances. If a grantee ceases to be a director for any reason other than death or disability prior to vesting, the grantee will receive a prorated amount of the award up to the date of separation. Beginning in fiscal 2022, non-employee directors may also elect to receive all or a portion of their cash fees in the form of deferred stock units (“DSUs”), which are payable in shares of the Company’s common stock.

A summary of the Company’s non-employee director RSU and DSU award activity during fiscal 2022, 2023 and 2024, and outstanding as of the end of each such fiscal year, is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Director RSUs and Director DSUs Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding January 1, 2022	186,175	$22.43
Shares granted	22,759	73.03
Shares where the restriction lapsed	—	—
Shares forfeited	—	—
Stock awards outstanding December 31, 2022	208,934	27.94
Shares granted	30,676	59.36
Shares where the restriction lapsed	(70,475)	24.69
Shares forfeited	(1,007)	61.01
Stock awards outstanding December 30, 2023	168,128	34.84
Shares granted	38,027	44.62
Shares where the restriction lapsed	(31,351)	28.46
Shares forfeited	(2,640)	44.52
Stock awards outstanding December 28, 2024	172,164	$38.01

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

In fiscal 2024, fiscal 2023 and fiscal 2022, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 are as follows (in thousands):

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended December 31, 2022
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$9,884	$(2,645)	$7,239
Amortization of actuarial gain/(loss)	2,235	(584)	1,651
Amortization of prior service costs	22	(5)	17
Amortization of settlement	(22)	5	(17)
Special termination benefits recognized	38	(10)	28
Other	48	—	48
Total defined benefit pension plans	12,205	(3,239)	8,966
Soybean meal option derivatives
Reclassified to earnings	(521)	132	(389)
Activity recognized in other comprehensive income (loss)	975	(247)	728
Total soybean meal derivatives	454	(115)	339
Heating oil swap derivatives at DGD
Activity recognized in other comprehensive income (loss)	(3,294)	836	(2,458)
Total heating oil derivatives	(3,294)	836	(2,458)
Corn option derivatives
Reclassified to earnings	15,408	(3,914)	11,494
Activity recognized in other comprehensive income (loss)	(10,653)	2,706	(7,947)
Total corn options	4,755	(1,208)	3,547
Foreign exchange derivatives
Reclassified to earnings	(14,549)	4,737	(9,812)
Activity recognized in other comprehensive income (loss)	32,644	(10,628)	22,016
Total foreign exchange derivatives	18,095	(5,891)	12,204

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Foreign currency translation	(89,686)	1,830	(87,856)
Other comprehensive income/(loss)	$(57,471)	$(7,787)	$(65,258)
Year Ended December 30, 2023
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$1,669	$(650)	$1,019
Amortization of actuarial gain/(loss)	1,725	(427)	1,298
Amortization of prior service costs	(1)	—	(1)
Amortization of settlement	(58)	14	(44)
Other	12	—	12
Total defined benefit pension plans	3,347	(1,063)	2,284
Soybean meal option derivatives
Reclassified to earnings	(627)	159	(468)
Activity recognized in other comprehensive income (loss)	(3)	1	(2)
Total soybean meal derivatives	(630)	160	(470)
Heating oil swap derivatives at DGD
Activity recognized in other comprehensive income (loss)	45,268	(11,053)	34,215
Total heating oil derivatives	45,268	(11,053)	34,215
Corn option derivatives
Reclassified to earnings	(1,537)	390	(1,147)
Activity recognized in other comprehensive income (loss)	1,627	(412)	1,215
Total corn options	90	(22)	68
Interest swap derivatives
Reclassified to earnings	(1,843)	448	(1,395)
Activity recognized in other comprehensive income (loss)	5,818	(1,414)	4,404
Total interest swap derivatives	3,975	(966)	3,009
Foreign exchange derivatives
Reclassified to earnings	(34,491)	11,822	(22,669)
Activity recognized in other comprehensive income (loss)	40,170	(13,769)	26,401
Total foreign exchange derivatives	5,679	(1,947)	3,732
Foreign currency translation	140,618	(967)	139,651
Other comprehensive income/(loss)	$198,347	$(15,858)	$182,489
Year Ended December 28, 2024
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$2,323	$(568)	$1,755
Amortization of actuarial gain/(loss)	1,367	(326)	1,041
Amortization of prior service costs	23	(3)	20
Amortization of settlement	(10)	3	(7)
Total defined benefit pension plans	3,703	(894)	2,809
Soybean meal option derivatives
Reclassified to earnings	(33)	8	(25)
Activity recognized in other comprehensive income (loss)	—	—	—
Total soybean meal derivatives	(33)	8	(25)
Heating oil swap derivatives at DGD
Activity recognized in other comprehensive income (loss)	(43,567)	10,587	(32,980)
Total heating oil derivatives	(43,567)	10,587	(32,980)
Corn option derivatives
Reclassified to earnings	(947)	230	(717)
Activity recognized in other comprehensive income (loss)	819	(199)	620
Total corn options	(128)	31	(97)
Interest swap derivatives
Reclassified to earnings	(49,334)	11,988	(37,346)
Activity recognized in other comprehensive income (loss)	51,042	(12,403)	38,639
Total interest swap derivatives	1,708	(415)	1,293
Foreign exchange derivatives
Reclassified to earnings	980	(332)	648
Activity recognized in other comprehensive income (loss)	(61,120)	20,726	(40,394)
Total foreign exchange derivatives	(60,140)	20,394	(39,746)
Foreign currency translation	(417,537)	2,395	(415,142)
Other comprehensive income/(loss)	$(515,994)	$32,106	$(483,888)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$33	$627	$521	Total net sales
Foreign exchange derivatives	(980)	34,491	14,549	Total net sales
Corn option derivatives	947	1,537	(15,408)	Cost of sales and operating expenses
Interest rate swap derivatives	49,334	1,843	—	Foreign currency gain/(loss) and interest expense
	49,334	38,498	(338)	Total before tax
	(11,894)	(12,819)	(955)	Income taxes
	37,440	25,679	(1,293)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(23)	$1	$(22)	(a)
Amortization of actuarial loss	(1,367)	(1,725)	(2,235)	(a)
Amortization of settlement	10	58	22	(a)
Special termination benefits recognized	—	—	(38)	(a)
	(1,380)	(1,666)	(2,273)	Total before tax
	326	413	594	Income taxes
	(1,054)	(1,253)	(1,679)	Net of tax
Total reclassifications	$36,386	$24,426	$(2,972)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 15 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive loss as of December 28, 2024 as follows (in thousands):

	Fiscal Year Ended December 28, 2024
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/(loss) December 30, 2023, attributable to Darling, net of tax	$(231,678)	$47,730	$(14,398)	$(198,346)
Other comprehensive income before reclassifications	(415,142)	(34,115)	1,755	(447,502)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(37,440)	1,054	(36,386)
Net current-period other comprehensive income/(loss)	(415,142)	(71,555)	2,809	(483,888)
Noncontrolling interest	2,007	—	—	2,007
Accumulated Other Comprehensive income/(loss) December 28, 2024, attributable to Darling, net of tax	$(648,827)	$(23,825)	$(11,589)	$(684,241)

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

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company’s matching portion and annual employer contributions to the Company’s domestic defined contribution plans for

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

fiscal 2024, 2023 and 2022 were approximately $15.4 million, $17.6 million and $10.1 million, respectively. The Company’s matching portion and annual employer contributions to the Company’s foreign defined contribution plans for fiscal 2024, 2023 and 2022 were approximately $9.4 million, $10.2 million and $8.6 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s balance sheet, with changes in the funded status recognized through comprehensive income/(loss) in the year in which they occur. The Company uses the month-end date of December 31 as the measurement date for all of the Company’s defined benefit plans, which is the closest month-end to the Company’s fiscal year-end. The following table sets forth the plans’ funded status for the Company’s domestic and foreign defined benefit plans and amounts recognized in the Company’s Consolidated Balance Sheets based on the measurement date (December 31, 2024 and December 31, 2023) (in thousands):

	December 28, 2024	December 30, 2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$172,354	$167,546
Plan acquisition	82	—
Service cost	3,171	2,714
Interest cost	7,640	7,836
Employee contributions	353	340
Plan combinations	1,715	—
Actuarial (gain)/loss	(4,736)	3,662
Benefits paid	(10,068)	(9,962)
Effect of settlement	(1,614)	(1,138)
Other (gain)/loss	(3,592)	1,356
Projected benefit obligation at end of period	165,305	172,354

Change in plan assets:
Fair value of plan assets at beginning of period	155,412	147,766
Actual return on plan assets	4,853	13,312
Employer contributions	3,671	4,254
Employee contributions	353	340
Plan combinations	1,747	—
Benefits paid	(10,068)	(9,962)
Effect of settlement	(1,614)	(1,138)
Other gain/(loss)	(2,656)	840
Fair value of plan assets at end of period	151,698	155,412

Funded status	(13,607)	(16,942)
Net amount recognized	$(13,607)	$(16,942)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$5,348	$4,928
Current liability	(1,279)	(1,149)
Noncurrent liability	(17,676)	(20,721)
Net amount recognized	$(13,607)	$(16,942)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$16,212	$19,432
Prior service cost	(983)	(501)
Net amount recognized (a)	$15,229	$18,931

(a) Amounts do not include deferred taxes of $3.6 million and $4.5 million at December 28, 2024 and December 30, 2023, respectively.

The amounts included in “Other” in the above table reflect the impact of foreign currency exchange translation for plans in Brazil, Belgium, Canada, France, Germany, Japan, Netherlands, Poland and United Kingdom. The

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Company’s domestic pension plan benefits comprise approximately 67% and 69% of the projected benefit obligation for fiscal 2024 and fiscal 2023, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2024 and fiscal 2023 of approximately $0.4 million and $0.2 million, respectively. The Company made required tax deductible discretionary contributions to its foreign pension plans in fiscal 2024 and fiscal 2023 of approximately $3.3 million and $4.1 million, respectively.

A significant component of the overall decrease in the Company’s benefit obligation for the fiscal year ended December 31, 2024 was from the change in the Company's actuarial gain in the weighted-average discount rates at the measurement dates, which increased from 4.62% at December 31, 2023 to 4.84% at December 31, 2024.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows (in thousands):

	December 28, 2024	December 30, 2023
Projected benefit obligation	$43,258	$110,719
Accumulated benefit obligation	40,661	108,262
Fair value of plan assets	24,412	88,939

The Company’s service cost component of net periodic pension cost is included in compensation costs while all components of net periodic pension cost other than the service cost component are included in the line item “Other income/(expense), net” in the Company’s Consolidated Statements of Operations.

Net pension cost includes the following components (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Service cost	$3,171	$2,714	$3,149
Interest cost	7,640	7,836	5,231
Expected return on plan assets	(7,228)	(7,958)	(8,604)
Net amortization and deferral	1,390	1,724	2,257
Settlement	(10)	(58)	(22)
Special termination benefit recognized	—	—	38
Net pension cost	$4,963	$4,258	$2,049
Weighted average assumptions used to determine benefit obligations were:

	December 28, 2024	December 30, 2023	December 31, 2022
Discount rate	4.84%	4.62%	4.82%
Rate of compensation increase	0.61%	0.61%	0.55%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	December 28, 2024	December 30, 2023	December 31, 2022
Discount rate	3.55%	4.26%	0.68%
Rate of increase in future compensation levels	0.57%	0.57%	0.51%
Expected long-term rate of return on assets	5.30%	5.72%	4.75%

Consideration was made to the long-term time horizon for the (U.S. and Canada’s) plans’ benefit obligations as well as the related asset class mix in determining the expected long-term rate of return. Historical returns are also considered, over the long-term time horizon, in determining the expected return. Considering the overall asset mix

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

of approximately 31% equity and 69% fixed income with equity exposure on a declining trend since the implementation of the dynamic asset allocation glide path (the “Glide Path”) for the U.S. plans, the Company believes it is reasonable to expect a long-term rate of return of 5.9% for the (U.S. and Canada’s) plans’ investments as a whole. The remaining foreign plans' assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 2.3%.

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

The investment guidelines are based upon an investment horizon of greater than ten years; therefore, interim fluctuations are viewed with this perspective. The strategic asset allocation is based on this long-term perspective and the plans' funded status. However, because the participants’ average age is somewhat older than the typical average plan age, consideration is given to retaining some short-term liquidity. Analysis of the cash flow projections of the plans indicates that benefit payments will continue to exceed contributions. The results of a thorough asset-liability study completed during 2012 established the Glide Path by which the U.S. plans’ asset allocations are determined. The Glide Path designates intervals based on funded status which contain a corresponding allocation to equities/real assets and fixed income. As the U.S. plans' funded status improves, the allocations become more conservative, and the opposite is true when the funded status declines.

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

All investment objectives are expected to be achieved over a market cycle anticipated to be a period of five to seven years. Reallocations are performed on a monthly basis to retain target allocation ranges. On a quarterly basis the plans’ funded status will be recalculated to determine which Glide Path interval allocation is appropriate.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The following table presents fair value measurements for the Company’s defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as of December 30, 2023
Fixed Income:
Long Term	$91,921	$91,921	$—	$—
Short Term	3,374	3,374	—	—
Equity Securities:
Domestic equities	22,429	22,429	—	—
International equities	19,011	19,011	—	—
Insurance contracts	18,677	—	16,659	2,018
Totals	$155,412	$136,735	$16,659	$2,018

Balances as of December 28, 2024
Fixed Income:
Long Term	$91,016	$91,016	$—	$—
Short Term	2,905	2,905	—	—
Equity Securities:
Domestic equities	19,290	19,290	—	—
International equities	17,727	17,727	—	—
Insurance contracts	20,760	—	18,777	1,983
Totals	$151,698	$130,938	$18,777	$1,983

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

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of December 31, 2022	$1,743
Unrealized gains (losses) relating to instruments still held in the reporting period.	209
Purchases, sales, and settlements	—
Exchange rate changes	66
Balance as of December 30, 2023	2,018
Unrealized gains (losses) relating to instruments still held in the reporting period.	83
Purchases, sales, and settlements	—
Exchange rate changes	(118)
Balance as of December 28, 2024	$1,983

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

Based on current actuarial estimates, the Company expects to make payments of approximately $3.8 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2025.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2025	$14,156
2026	11,833
2027	13,250
2028	13,043
2029	13,375
Years 2030 – 2034	61,865

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

Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Expiration Date of Collective Bargaining
Fund	Plan Number	2024	2023	Implemented	2024	2023	2022	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,465	$1,443	$1,516	December 2028 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Green	Green	Yes	513	714	899	December 2026 (c)
All other multiemployer plans					1,626	1,476	1,035
		Total Company Contributions			$3,604	$3,633	$3,450

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

(b)     The Company has several processing plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. The agreements have expiration dates through December 31, 2028.

(c)     The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being negotiated with others having expiration dates through December 15, 2026.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the Pension Protection Act of 2006. The Company’s portion of contributions to all plans amounted to $3.6 million, $3.6 million and $3.5 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

The Company has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of December 28, 2024, the Company has an aggregate accrued liability of approximately $4.4 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At December 28, 2024, the Company had foreign currency options and forward contracts, interest rate swaps and corn options and forward contracts outstanding that qualified and were designated for hedge accounting as well as corn options and forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Cash Flow Hedges

In fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At December 28, 2024, the aggregate fair value of these interest rate swaps was approximately $4.2 million. These amounts are included in other current assets, other assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 30, 2023, the aggregate fair value of these interest rate swaps was approximately $3.7 million. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps was €519.2 million. Under the contracts, the Company is obligated to pay a 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.799%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the first quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive loss associated with the interest rate differential between the U.S. dollar and euro to interest expense. At December 28, 2024, the aggregate fair value of these cross currency swaps was approximately $22.2 million. These amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 30, 2023, the aggregate fair value of these cross currency swaps was approximately $10.8 million. These amounts are included in other current assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024, fiscal 2023 and fiscal 2022, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. At December 28, 2024, the aggregate fair value of these foreign exchange contracts was approximately $32.6 million. These amounts are included in other assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 30, 2023, the aggregate fair value of these foreign exchange contracts was approximately $15.9 million, respectively.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

These amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024, the Company entered into corn option and forward contracts that are considered cash flow hedges. Under the terms of the corn option and forward contracts the Company hedged a portion of its forecasted sales of BBP through the second quarter of fiscal 2025. At December 28, 2024 and December 30, 2023, the aggregate fair value of the corn contracts was approximately $0.1 million and zero, respectively. These amounts are included in other current assets and accrued expenses on the balance sheet.

The Company may enter into soybean meal forward contracts, natural gas swap contracts and heating oil swap and option contracts from time to time. There were no open designated soybean meal forward, natural gas swap or heating oil swap and option contracts entered into by the Company at December 28, 2024 and December 30, 2023, respectively.

At December 28, 2024, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	515,922	Euro	80,054
Brazilian real	2,864,438	U.S. Dollar	506,181
Euro	37,123	U.S. Dollar	39,104
Euro	87,275	Polish zloty	373,446
Euro	10,875	Japanese yen	1,753,983
Euro	25,413	Chinese renminbi	195,569
Euro	18,141	Australian dollar	29,770
Euro	4,075	British pound	3,384
Polish zloty	47,915	Euro	11,211
Polish zloty	469	U.S. dollar	116
British pound	346	Euro	416
British pound	247	U.S. dollar	312
Japanese yen	23,557	U.S. dollar	154
U.S. dollar	71	Japanese yen	10,807
U.S. dollar	562,340	Euro	519,182
Australian dollar	478	U.S. dollar	305

The above foreign currency contracts had an aggregate fair value of approximately $14.3 million and are included in other current assets, accrued expenses and noncurrent liabilities at December 28, 2024.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at December 28, 2024 into earnings over the next 12 months will be approximately $36.6 million. As of December 28, 2024, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the year ended December 28, 2024, December 30, 2023 and December 31, 2022 (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	December 28, 2024	December 30, 2023	December 31, 2022
Foreign exchange	Foreign currency loss/(gain)	$(3,466)	$(2,031)	$42,690
Foreign exchange	Total net sales	966	(1,789)	(1,108)
Foreign exchange	Cost of sales and operating expenses	(270)	(294)	(949)
Foreign exchange	Selling, general and administrative expense	16,908	(7,109)	(4,200)
Corn options and futures	Net sales	652	1,945	(2,092)
Corn options and futures	Cost of sales and operating expenses	(1,295)	(3,085)	5,447
Heating oil swaps and options	Selling, general and administrative expense	—	49	122
Soybean meal	Total net sales	—	282	(1,730)
Total		$13,495	$(12,032)	$38,180

At December 28, 2024, the Company had forward purchase agreements in place for purchases of approximately $128.7 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

NOTE 17.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables present the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of December 28, 2024 and December 30, 2023 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at December 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$30,693	$—	$30,693	$—
Total Assets	30,693	—	30,693	—

Liabilities
Derivative liabilities	41,920	—	41,920	—
Contingent consideration	28,862	—	—	28,862
Total Liabilities	$70,782	$—	$41,920	$28,862

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

		Fair Value Measurements at December 30, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$29,000	$—	$29,000	$—
Total Assets	29,000	—	29,000	—

Liabilities
Derivative liabilities	19,997	—	19,997	—
Contingent consideration	86,495	—	—	86,495
Total Liabilities	$106,492	$—	$19,997	$86,495

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

The fair value measurement of contingent consideration liability uses significant unobservable inputs (level 3). We estimated the fair value of the FASA contingent consideration using a Monte Carlo simulation methodology from a third party that includes simulating the forecasted net income or earnings plus interest expense, taxes, depreciation and amortization (“EBITDA”) using a Geometric Brownian Motion in a risk-neutral framework. The assumptions used in the FASA contingent consideration analysis as of December 28, 2024 included the EBITDA forecast through the remaining term of the contingent consideration, an EBITDA discount rate, an EBITDA volatility, credit spread, risk-free rate and exchange rate. Significant increases and decreases in these inputs could result in a significantly lower or higher fair value measurement of the FASA contingent consideration. The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 31, 2022	$169,903
Out of period correction	(85,144)
Total included in earnings during period	(5,835)
Exchange rate changes	7,571
Balance as of December 30, 2023	86,495
Total included in earnings during period	(46,706)
Exchange rate changes	(10,927)
Balance as of December 28, 2024	$28,862

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The fair value of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurements at December 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior Notes	$982,500	$—	$982,500	$—
5.25% Senior Notes	490,000	—	490,000	—
3.625% Senior Notes	534,908	—	534,908	—
Term loan A-1	395,015	—	395,015	—
Term loan A-2	469,516	—	469,516	—
Term loan A-3	296,261	—	296,261	—
Term loan A-4	478,844	—	478,844	—
Revolver	264,330	—	264,330	—
Total Liabilities	$3,911,374	$—	$3,911,374	$—

		Fair Value Measurements at December 30, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior Notes	$1,000,000	$—	$1,000,000	$—
5.25% Senior Notes	493,100	—	493,100	—
3.625% Senior Notes	560,994	—	560,994	—
Term loan A-1	398,000	—	398,000	—
Term loan A-2	478,844	—	478,844	—
Term loan A-3	298,500	—	298,500	—
Term loan A-4	488,172	—	488,172	—
Revolver	604,766	—	604,766	—
Total Liabilities	$4,322,376	$—	$4,322,376	$—

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

NOTE 18.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In fiscal 2024, the Company’s management decided to close operations at three food segment locations. As a result, the Company incurred restructuring charges of approximately $2.1 million, which included employee termination costs of approximately $1.7 million and other restructuring costs of approximately $0.4 million. In addition, the Company’s management decided to close one feed segment location and transfer operations for optimization opportunities. The Company incurred restructuring charges of approximately $3.7 million, which included employee termination costs of approximately $1.0 million and other restructuring costs of approximately $2.7 million.

In fiscal 2023, the Company’s management decided to close or transfer operations for optimization opportunities at three feed segment locations in the U.S. As a result, the Company incurred asset impairment charges of approximately $2.9 million and other closure restructuring costs of approximately $1.0 million. Additionally in fiscal 2023, the Company incurred approximately $0.1 million of employee termination costs in the Feed Segment related to closing down of a processing location in Europe and transferring the material to another processing

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

location. In addition to charges incurred in fiscal 2022, the Company incurred additional restructuring and asset impairment charges in fiscal 2023 related to the Peabody, Massachusetts, plant closure including employee termination and retention costs of approximately $5.4 million, asset impairment charges of approximately $1.8 million and other plant restructuring and closure costs of approximately $5.9 million. Additionally in fiscal 2023, the Company’s Food segment incurred other employee severance costs of approximately $1.3 million and other restructuring costs of $0.1 million related to closing down of a processing location in Europe and transferring the material to another processing location.

In fiscal 2022, the Company’s management reviewed our global network of collagen plants for optimization opportunities and decided to close our Peabody, Massachusetts, plant in 2023. As a result of the restructuring, the Company incurred asset impairment charges in the food segment of approximately $21.1 million. In addition, in the second quarter of fiscal 2022, the Company lost a large raw material customer at a plant location in Canada that resulted in an asset impairment charge to the Company’s intangible assets of approximately $8.6 million. The Company has recorded these impairments in the restructuring and asset impairment charges line in the Consolidated Statement of Operations.

NOTE 19.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is generally limited due to the Company’s diversified customer base and the fact that the Company sells commodities. During fiscal year 2024, 2023 and 2022, approximately 17%, 20% and 17% of our total net sales were to the DGD Joint Venture. No single customer accounted for more than 10% of our accounts receivable at December 28, 2024. At December 30, 2023, approximately 22%, respectively of our accounts receivable were due from the DGD Joint Venture. See Note 23 for additional discussion of the Company’s transactions with the DGD Joint Venture.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental and litigation. At December 28, 2024 and December 30, 2023, the reserves for insurance, regulatory, governmental, environmental and litigation reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $97.1 million and $95.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $39.0 million and $36.0 million as of December 28, 2024 and December 30, 2023, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

NOTE 21.    BUSINESS SEGMENTS

In 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, on a retrospective basis.

The Company sells its products through a global network of over 260 locations across five continents within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients. The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance. Each segment is organized and managed based upon the nature of the Company's markets and customers and consists of similar products and services.

The following is a description of each segment's business operations:

Feed Ingredients
Feed Ingredients consists principally of (i) the Company’s U.S. ingredients business, including the Company’s fats and proteins, used cooking oil, trap grease, the Company’s Canada ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac and FASA names

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(proteins, fats, and blood products) and (ii) the Company’s bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides.

Food Ingredients
Food Ingredients consists principally of (i) the collagen business conducted by Darling Ingredients International under the Rousselot and Gelnex names, (ii) the natural casings business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name.

Fuel Ingredients
The Company’s Fuel Ingredients segment consists of (i) the Company’s investment in the DGD Joint Venture and (ii) the bioenergy business conducted by Darling Ingredients International under the Ecoson and Rendac names.

The performance of the operating segments is evaluated based on segment profit (loss) which includes all revenues, operating expenses (excluding certain amortization of intangibles), and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses. The CODM uses segment profit (loss) as the measure to make resource (including financial or capital resources) allocation decisions for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when evaluating performance for each segment and making decisions about capital allocation. Accounting policies have been applied consistently by all segments within the Company for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate (a)	Total
Fiscal Year Ended December 28, 2024
Total net sales	$3,675,609	$1,489,101	$550,465	$—	$5,715,175
Cost of sales and operating expenses	2,886,125	1,115,348	435,864	—	4,437,337
Gross Margin	789,484	373,753	114,601	—	1,277,838

Gain on sale of assets	(669)	(1,758)	(1,730)	—	(4,157)
Selling, general and administrative expenses	279,095	119,604	32,370	61,036	492,105
Restructuring and asset impairment charges	3,671	2,123	—	—	5,794
Depreciation and amortization	350,141	109,102	35,876	8,706	503,825
Acquisition and integration costs	—	—	—	7,842	7,842
Change in fair value of contingent consideration	(46,706)	—	—	—	(46,706)
Equity in net income of Diamond Green Diesel	—	—	149,082	—	149,082
Segment operating income/(loss)	203,952	144,682	197,167	(77,584)	468,217

Equity in net income of other unconsolidated subsidiaries	11,994	—	—	—	11,994
Segment income/(loss)	215,946	144,682	197,167	(77,584)	480,211

Total other expense (b)					(232,703)
Income before income taxes					$247,508

Segment assets at December 28, 2024	$4,100,841	$1,997,827	$2,489,149	$1,482,656	$10,070,473

(a)    Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

(b)    Total other expense includes interest expense, foreign currency gain (loss) and other income (expense). Interest expense and foreign currency gain (loss) are separately disclosed on our Statement of Operations. Other income/(expense) consists of interest income of approximately $16.0 million, casualty gain of approximately

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

$20.7 million, other pension expense excluding service cost of approximately $(1.8) million and other income (expense) of approximately $(12.6) million.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2023
Total net sales	$4,472,592	$1,752,065	$563,423	$—	$6,788,080
Cost of sales and operating expenses	3,385,859	1,310,581	446,620	—	5,143,060
Gross Margin	1,086,733	441,484	116,803	—	1,645,020

Loss/(gain) on sale of assets	814	(8,144)	(91)	—	(7,421)
Selling, general and administrative expenses	310,363	128,464	23,543	80,164	542,534
Restructuring and asset impairment charges	4,026	14,527	—	—	18,553
Depreciation and amortization	360,249	94,991	34,466	12,309	502,015
Acquisition and integration costs	—	—	—	13,884	13,884
Change in fair value of contingent consideration	(7,891)	—	—	—	(7,891)
Equity in net income of Diamond Green Diesel	—	—	366,380	—	366,380
Segment operating income/(loss)	419,172	211,646	425,265	(106,357)	949,726

Equity in net income of other unconsolidated subsidiaries	5,011	—	—	—	5,011
Segment income/(loss)	424,183	211,646	425,265	(106,357)	954,737

Total other expense (c)					(234,780)
Income before income taxes					$719,957

Segment assets at December 30, 2023	$4,702,593	$2,646,702	$2,589,145	$1,122,644	$11,061,084

(c)    Total other expense includes interest expense, foreign currency gain (loss) and other income (expense). Interest expense and foreign currency gain (loss) are separately disclosed on our Statement of Operations. Other income (expense) consists of interest income of approximately $16.4 million, casualty gain of approximately $7.8 million, other pension expense excluding service cost of approximately $(1.5) million and other expense of approximately $(6.4) million.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 31, 2022
Total net sales	$4,539,000	$1,459,630	$533,574	$—	$6,532,204
Cost of sales and operating expenses	3,473,506	1,102,250	426,853	—	5,002,609
Gross Margin	1,065,494	357,380	106,721	—	1,529,595

Gain on sale of assets	(3,426)	(1,008)	(60)	—	(4,494)
Selling, general and administrative expenses	258,781	101,681	13,690	62,456	436,608
Restructuring and asset impairment charges	8,557	21,109	—	—	29,666
Acquisition and integration costs	—	—	—	16,372	16,372
Depreciation and amortization	295,249	59,029	29,500	10,943	394,721
Equity in net income of Diamond Green Diesel	—	—	372,346	—	372,346
Segment operating income/(loss)	506,333	176,569	435,937	(89,771)	1,029,068

Equity in net income of other unconsolidated subsidiaries	5,102	—	—	—	5,102
Segment income/(loss)	511,435	176,569	435,937	(89,771)	1,034,170

Total other expense (d)					(140,452)
Income before income taxes					$893,718

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(d)    Total other expense includes interest expense, foreign currency gain (loss) and other income (expense). Interest expense and foreign currency gain (loss) are separately disclosed on our Statement of Operations. Other income (expense) consists of interest income of approximately $5.3 million, casualty loss of approximately $(4.6) million, other pension income excluding service cost of approximately $1.1 million and other expense of approximately $(5.4) million.

Business Segment Property, Plant and Equipment (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Capital expenditures for the year ended:
Feed Ingredients	$219,541	$413,831	$270,157
Food Ingredients	81,808	92,704	72,301
Fuel Ingredients	27,230	39,053	37,568
Corporate	3,886	9,892	11,283
Total (a)	$332,465	$555,480	$391,309

(a)    Excludes capital assets acquired in acquisitions in fiscal 2024, 2023 and 2022 of approximately $37.4 million, $155.5 million and $588.8 million, respectively.

Long-lived assets related to the Company’s operations by geography were as follows (in thousands):

	FY 2024	FY 2023
	Long-Lived Assets	Long-Lived Assets
North America	$5,518,153	$5,667,606
Europe	1,344,033	1,329,466
China	115,152	116,698
South America	1,636,246	2,072,840
Other	17,453	18,808
Total	$8,631,037	$9,205,418

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 28, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,847,178	$402,693	$—	$3,249,871
Europe	414,839	661,756	550,465	1,627,060
China	28,409	238,059	—	266,468
South America	369,759	134,757	—	504,516
Other	15,424	51,836	—	67,260
Total net sales	$3,675,609	$1,489,101	$550,465	$5,715,175

Major product types
Fats	$1,303,828	$160,184	$—	$1,464,012
Used cooking oil	351,309	—	—	351,309
Proteins	1,484,581	—	—	1,484,581
Bakery	190,462	—	—	190,462
Other rendering	293,648	—	—	293,648
Food ingredients	—	1,232,521	—	1,232,521
Bioenergy	—	—	550,465	550,465
Other	51,781	96,396	—	148,177
Total net sales	$3,675,609	$1,489,101	$550,465	$5,715,175

	Year Ended December 30, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$3,696,423	$469,289	$—	$4,165,712
Europe	373,180	754,846	563,423	1,691,449
China	27,433	281,139	—	308,572
South America	362,657	171,425	—	534,082
Other	12,899	75,366	—	88,265
Total net sales	$4,472,592	$1,752,065	$563,423	$6,788,080

Major product types
Fats	$1,739,349	$164,730	$—	$1,904,079
Used cooking oil	497,657	—	—	497,657
Proteins	1,672,027	—	—	1,672,027
Bakery	255,214	—	—	255,214
Other rendering	243,525	—	—	243,525
Food ingredients	—	1,476,875	—	1,476,875
Bioenergy	—	—	563,423	563,423
Other	64,820	110,460	—	175,280
Total net sales	$4,472,592	$1,752,065	$563,423	$6,788,080

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2022
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$3,852,559	$369,499	$—	$4,222,058
Europe	502,432	733,967	533,574	1,769,973
China	25,100	259,584	—	284,684
South America	146,682	40,661	—	187,343
Other	12,227	55,919	—	68,146
Total net sales	$4,539,000	$1,459,630	$533,574	$6,532,204

Major product types
Fats	$1,951,183	$205,674	$—	$2,156,857
Used cooking oil	519,119	—	—	519,119
Proteins	1,476,553	—	—	1,476,553
Bakery	333,442	—	—	333,442
Other rendering	200,945	—	—	200,945
Food ingredients	—	1,121,995	—	1,121,995
Bioenergy	—	—	533,574	533,574
Other	57,758	131,961	—	189,719
Total net sales	$4,539,000	$1,459,630	$533,574	$6,532,204

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

Other Rendering. Other rendering includes hides, pet food products, and service charges. Hides and pet food net sales are recognized when the Company ships the finished product to the customer and control has been transferred. Service revenues are recognized in net sales when the service has occurred.

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized in fiscal 2024, 2023 and 2022 under these long-term supply contracts was approximately $156.3 million, $171.1 million and $168.4 million, respectively, with the remaining performance obligations to be recognized in future periods (generally 3 years) of approximately $610.7 million.

NOTE 23.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company has recorded sales to the DGD Joint Venture of approximately $968.9 million, $1.3 billion and $1.1 billion, respectively. At December 28, 2024 and December 30, 2023, the Company has approximately $9.5 million and $172.3 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $50.5 million, $79.4 million and $62.8 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively to the DGD Joint Venture and deferred the Company’s portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at December 28, 2024, December 30, 2023 and December 31, 2022 of approximately $3.7 million, $16.1 million and $15.8 million, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company’s full $25.0 million commitment, which was repaid in fiscal 2023. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 of approximately $1.6 million, $0.6 million and $0.6 million, respectively. As of December 28, 2024 and December 30, 2023, zero was owed to Darling Green under the 2023 DGD Loan Agreement. This note receivable amount when outstanding is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Guarantee Agreements

In February 2020, in connection with the DGD Joint Venture’s expansion project at its St. Charles plant, the Company entered into two agreements (the “IMTT Terminaling Agreements”) with International-Matex Tank Terminals (“IMTT”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the IMTT terminal facility by pipeline, thereby providing better logistical capabilities.  As a condition to entering into the IMTT Terminaling Agreements, IMTT required that the Company and Valero guarantee their proportionate share, up to $50 million each, of the DGD Joint Venture’s obligations under the IMTT Terminaling Agreements (the “Guarantee”), subject to the conditions provided for in the IMTT Terminaling Agreements. The Company has not recorded any liability as a result of the guarantee, as the Company believes the likelihood of having to make any payments under the guarantee is remote.

In April 2021, in connection with the DGD Joint Venture’s expansion project at its Port Arthur plant, the Company entered into two agreements (the “GTL Terminaling Agreements”) with GT Logistics, LLC (“GTL”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the GTL terminal facility by pipeline, thereby providing better logistical capabilities. As a condition to entering into the GTL Terminaling Agreements, GLT required that the Company and Valero guarantee their proportionate share, up to a maximum of approximately $160 million each, of the DGD Joint Venture’s obligations under the GTL Terminaling Agreements (the “GTL Guarantee”), subject to the conditions provided for in the GTL Terminaling Agreements. The maximum amount of the GTL Guarantee is reduced over the 20-year initial term of the GTL Terminaling Agreements as the termination fee under such agreements declines. The Company has not recorded any liability as a result of the GTL Guarantee, as the Company believes the likelihood of having to make any payments under the GTL Guarantee is remote.

NOTE 24.    CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Twelve Months Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(19,167)	$2,222	$9,558
Cash paid during the year for:
Interest, net of capitalized interest	$243,679	$261,321	$113,362
Income taxes, net of refunds	$102,680	$152,670	$113,013
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$73,118	$79,462	$70,269
Non-cash financing activities
Debt issued for assets	$362	$3,827	$6,103

NOTE 25.    NEW ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires new disclosures providing further detail of a Company’s income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and disclosure of income taxes paid both in U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

expect this update to have a material impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. Early adoption is permitted. The Company adopted this ASU in 2024 and the adoption did not have an impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 28, 2024.

During 2024, the Company acquired Miropasz. The Company is currently in the process of integrating the Miropasz Acquisition pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of the ongoing integration activities, and as a result, certain controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout the integration process. Because of the timing of other recent acquisitions, the internal control over financial reporting of the Miropasz Acquisition has been excluded from management's assessment of the Company’s internal control over financial reporting for fiscal 2024, as permitted under SEC regulations. Miropasz represented approximately $140.3 million of the Company’s consolidated total assets as of December 28, 2024 and attributed approximately $88.1 million in net sales for the year ended December 28, 2024.

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

(c)    Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. During fiscal 2024, the Company has implemented internal controls over financial reporting for the Gelnex Acquisition, which has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,”  “Our Management - Executive Officers and Directors,” “Delinquent Section 16 (a) Reports” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2024, and such information is incorporated herein by reference.

The Company has adopted the Darling Ingredients Inc. Code of Conduct (“Code of Conduct”), which is applicable to all of the Company’s employees, including its senior financial officers, the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, Treasurer and General Counsel. A copy of the Company’s Code of Conduct has been posted on the “Investor” portion of our web site, at www.darlingii.com/investors. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code of Conduct by posting such information on the same web site.

We have adopted an Insider Trading and Confidentiality Policy and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading and Confidentiality Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2024, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 28, 2024, with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company’s security holders, and (ii) all compensation plans not previously approved by the Company’s security holders.  The table includes:

•the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;
•the weighted-average exercise price of the outstanding options and granted non-vested stock; and
•the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,395,034	(1)	$28.32	—
Equity compensation plans not approved by security holders	—		—	—
Total	3,395,034		$28.32	—

(1)    Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2012 Omnibus Incentive Plan and 2017 Omnibus Incentive Plan, each as approved by the Company’s stockholders.  See Note 13 of Notes to Consolidated Financial Statements included herein for information regarding the material features of the 2017 Omnibus Incentive Plan.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2024, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance - Independent Directors” included in the Company’s definitive Proxy Statement relating to the 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2024, and such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2024, and such information is incorporated herein by reference.

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

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company, effective May 7, 2024 (filed as Exhibit 3.1 to the Company’s Form 10-Q filed August 7, 2024 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated February 24, 2023 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2023 and incorporated herein by reference).

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

10.13
Fourth Amended and Restated Limited Liability Company Agreement, dated as of January 1, 2025, by and among Diamond Green Diesel Holdings LLC, Darling Green Energy LLC and Diamond Alternative Energy, LLC. (filed herewith).

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

19.1	Insider Trading and Confidentiality Policy (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Brad Phillips, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

97.1
Policy on Recoupment of Incentive Compensation Adopted November 5, 2023 (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K filed February 28, 2024 and incorporated herein by reference).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2024 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023; (ii) Consolidated Statements of Operations for the years ended December 28, 2024, December 30, 2023 and December 31, 2022; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 28, 2024, December 30, 2023 and December 31, 2022; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2024, December 30, 2023 and December 31, 2022; (v) Consolidated Statements of Cash Flows for the years ended December 28, 2024, December 30, 2023 and December 31, 2022; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	February 25, 2025

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	February 25, 2025
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Brad Phillips	Chief Financial Officer	February 25, 2025
Brad Phillips	(Principal Financial Officer)

/s/ Joseph Manzi	Chief Accounting Officer	February 25, 2025
Joseph Manzi	(Principal Accounting Officer)

/s/ Charles Adair	Director	February 25, 2025
Charles Adair

/s/ Larry A. Barden	Director	February 25, 2025
Larry A. Barden

/s/ Celeste A. Clark	Director	February 25, 2025
Celeste A. Clark

/s/ Linda Goodspeed	Director	February 25, 2025
Linda Goodspeed

/s/ Enderson Guimaraes	Director	February 25, 2025
Enderson Guimaraes

/s/ Randy L. Hill	Director	February 25, 2025
Randy L. Hill

/s/ Gary W. Mize	Director	February 25, 2025
Gary W. Mize

/s/ Kurt Stoffel	Director	February 25, 2025
Kurt Stoffel