Form 10-Q
period 2025-03-29
DARLING INGREDIENTS INC.
filed 2025-05-07
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 29, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

There were 158,158,847 shares of common stock, $0.01 par value, outstanding at May 1, 2025.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2025

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 29, 2025 and December 28, 2024
(in thousands, except share data)

	March 29, 2025	December 28, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$81,471	$75,973
Restricted cash	39,872	37,579
Accounts receivable, less allowance for credit losses of $16,716 at March 29, 2025 and $16,166 at December 28, 2024	590,783	581,108
Accounts receivable due from related party - Diamond Green Diesel	6,330	9,476
Inventories	595,408	576,837
Prepaid expenses	89,921	81,286
Income taxes refundable	25,084	35,063
Other current assets	25,852	42,114
Total current assets	1,454,721	1,439,436
Property, plant and equipment, less accumulated depreciation of $2,697,272 at March 29, 2025 and $2,579,770 at December 28, 2024	2,739,079	2,713,669
Intangible assets, less accumulated amortization of $604,065 at March 29, 2025 and $567,135 at December 28, 2024	898,050	898,412
Goodwill	2,389,238	2,322,593
Investment in unconsolidated subsidiaries	2,111,707	2,263,709
Operating lease right-of-use assets	217,927	210,692
Other assets	203,148	199,594
Deferred income taxes	18,173	22,368
	$10,032,043	$10,070,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$116,629	$133,020
Accounts payable, principally trade	348,480	348,705
Income taxes payable	14,564	9,723
Current operating lease liabilities	63,841	62,761
Accrued expenses	492,254	489,295
Total current liabilities	1,035,768	1,043,504
Long-term debt, net of current portion	3,804,873	3,908,978
Long-term operating lease liabilities	158,400	152,327
Other non-current liabilities	207,801	208,350
Deferred income taxes	289,428	293,022
Total liabilities	5,496,270	5,606,181
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 175,590,741 and 174,965,834 shares issued at March 29, 2025 and December 28, 2024, respectively	1,756	1,750
Additional paid-in capital	1,723,198	1,720,877
Treasury stock, at cost; 17,434,325 and 16,068,364 shares at March 29, 2025 and December 28, 2024, respectively	(718,747)	(672,710)
Accumulated other comprehensive loss	(543,750)	(684,241)
Retained earnings	3,985,974	4,012,134
Total Darling's stockholders’ equity	4,448,431	4,377,810
Noncontrolling interests	87,342	86,482
Total stockholders' equity	4,535,773	4,464,292
	$10,032,043	$10,070,473
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 29, 2025 and March 30, 2024
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales to third parties	$1,162,642	$1,173,562
Net sales to related party - Diamond Green Diesel	217,952	246,737
Total net sales	1,380,594	1,420,299
Costs and expenses:
Cost of sales and operating expenses (excludes depreciation and amortization, shown separately below)	1,069,243	1,116,666
Loss/(gain) on sale of assets	62	(574)
Selling, general and administrative expenses	121,556	139,143
Acquisition and integration costs	1,534	4,054
Change in fair value of contingent consideration	5,441	(25,249)
Depreciation and amortization	123,835	127,509
Total costs and expenses	1,321,671	1,361,549
Equity in net income/(loss) of Diamond Green Diesel	(30,523)	78,419
Operating income	28,400	137,169

Other expense:
Interest expense	(57,967)	(62,876)
Foreign currency gain/(loss)	(1,362)	236
Other income, net	3,333	8,656
Total other expense	(55,996)	(53,984)

Equity in net income of other unconsolidated subsidiaries	2,628	2,310
Income/(loss) before income taxes	(24,968)	85,495

Income tax expense/(benefit)	(1,154)	3,907

Net income/(loss)	(23,814)	81,588

Net income attributable to noncontrolling interests	(2,346)	(431)

Net income/(loss) attributable to Darling	$(26,160)	$81,157

Basic income/(loss) per share	$(0.16)	$0.51
Diluted income/(loss) per share	$(0.16)	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three months ended March 29, 2025 and March 30, 2024
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income/(loss)	$(23,814)	$81,588
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	119,332	(64,670)
Pension adjustments	189	262
Commodities derivative adjustments	1,145	(31,758)
Interest rate swap adjustments	(1,235)	4,077
Foreign exchange derivative adjustments	19,574	(6,859)
Total other comprehensive income/(loss), net of tax	139,005	(98,948)
Total comprehensive income/(loss)	$115,191	$(17,360)
Comprehensive income attributable to noncontrolling interests	860	1,601
Comprehensive income/(loss) attributable to Darling	$114,331	$(18,961)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended March 29, 2025 and March 30, 2024
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 28, 2024	158,897,470	$1,750	$1,720,877	$(672,710)	$(684,241)	$4,012,134	$4,377,810	$86,482	$4,464,292
Net income/(loss)	—	—	—	—	—	(26,160)	(26,160)	2,346	(23,814)
Pension adjustments, net of tax	—	—	—	—	189	—	189	—	189
Commodities derivative adjustments, net of tax	—	—	—	—	1,145	—	1,145	—	1,145
Interest rate swap adjustments, net of tax	—	—	—	—	(1,235)	—	(1,235)	—	(1,235)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	19,574	—	19,574	—	19,574
Foreign currency translation adjustments	—	—	—	—	120,818	—	120,818	(1,486)	119,332
Issuance of non-vested stock	—	—	21	—	—	—	21	—	21
Stock-based compensation	—	—	(2,952)	—	—	—	(2,952)	—	(2,952)
Treasury stock	(1,365,961)	—	—	(46,037)	—	—	(46,037)	—	(46,037)
Issuance of common stock	624,907	6	5,252	—	—	—	5,258	—	5,258
Balances at March 29, 2025	158,156,416	$1,756	$1,723,198	$(718,747)	$(543,750)	$3,985,974	$4,448,431	$87,342	$4,535,773

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 30, 2023	159,533,789	$1,744	$1,697,787	$(629,008)	$(198,346)	$3,733,254	$4,605,431	$88,260	$4,693,691
Net income	—	—	—	—	—	81,157	81,157	431	81,588
Pension adjustments, net of tax	—	—	—	—	262	—	262	—	262
Commodities derivative adjustments, net of tax	—	—	—	—	(31,758)	—	(31,758)	—	(31,758)
Interest rate swap adjustments, net of tax	—	—	—	—	4,077	—	4,077	—	4,077
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(6,859)	—	(6,859)	—	(6,859)
Foreign currency translation adjustments	—	—	—	—	(65,840)	—	(65,840)	1,170	(64,670)
Issuance of non-vested stock	—	—	47	—	—	—	47	—	47
Stock-based compensation	—	—	12,789	—	—	—	12,789	—	12,789
Treasury stock	(179,955)	—	—	(7,908)	—	—	(7,908)	—	(7,908)
Issuance of common stock	425,723	5	1,726	—	—	—	1,731	—	1,731
Balances at March 30, 2024	159,779,557	$1,749	$1,712,349	$(636,916)	$(298,464)	$3,814,411	$4,593,129	$89,861	$4,682,990

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 29, 2025 and March 30, 2024
(in thousands)
(unaudited)

	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income/(loss)	$(23,814)	$81,588
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	123,835	127,509
Loss/(gain) on sale of assets	62	(574)
Change in fair value of contingent consideration	5,441	(25,249)
Deferred taxes	(9,500)	(30,572)
Increase in long-term pension liability	605	504
Stock-based compensation expense	(2,931)	12,836
Deferred loan cost amortization	1,429	1,395
Equity in net loss/(income) of Diamond Green Diesel and other unconsolidated subsidiaries	27,895	(80,729)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	129,549	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(383)	181,243
Income taxes refundable/payable	14,940	(12,542)
Inventories and prepaid expenses	(10,752)	69,885
Accounts payable and accrued expenses	(32,506)	(58,004)
Other	25,090	(3,382)
Net cash provided by operating activities	248,960	263,908
Cash flows from investing activities:
Capital expenditures	(62,979)	(93,775)
Acquisitions, net of cash acquired	—	(109,938)
Investment in Diamond Green Diesel	(150)	(90,000)
Loan to Diamond Green Diesel	—	(100,000)
Loan repayment from Diamond Green Diesel	—	100,000
Gross proceeds from disposal of property, plant and equipment and other assets	2,298	2,756
Proceeds from insurance settlement	10,173	—
Payments related to routes and other intangibles	(3)	(2)
Net cash used in investing activities	(50,661)	(290,959)
Cash flows from financing activities:
Proceeds from long-term debt	1,812	3,036
Payments on long-term debt	(16,277)	(15,549)
Borrowings from revolving credit facility	91,172	584,755
Payments on revolving credit facility	(203,207)	(558,986)
Net cash overdraft financing	(17,868)	41,977
Issuance of common stock	342	437
Repurchase of common stock	(34,668)	—
Minimum withholding taxes paid on stock awards	(6,536)	(6,905)
Net cash provided/(used) in financing activities	(185,230)	48,765
Effect of exchange rate changes on cash	(6,213)	6,471
Net increase in cash, cash equivalents and restricted cash	6,856	28,185
Cash, cash equivalents and restricted cash at beginning of period	217,307	264,450
Cash, cash equivalents and restricted cash at end of period	$224,163	$292,635

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 29, 2025
(unaudited)

(1)General

The accompanying consolidated financial statements for the three month periods ended March 29, 2025 and March 30, 2024, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2024.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of March 29, 2025, and include the 13 weeks ended March 29, 2025, and the 13 weeks ended March 30, 2024.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of March 29, 2025 and December 28, 2024, primarily represents the current portion of acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. Restricted cash included in other long term assets on the Consolidated Balance Sheet as of March 29, 2025 and December 28, 2024, primarily represents the long term acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	March 29, 2025	December 28, 2024
Cash and cash equivalents	$81,471	$75,973
Restricted cash	39,872	37,579
Restricted cash included in other long-term assets	102,820	103,755
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$224,163	$217,307

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third-party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third-party banks without recourse for cash less a nominal fee. For the three months ended March 29, 2025 and March 30, 2024, the Company sold approximately $125.5 million and $137.4 million of its trade receivables and incurred approximately $1.4 million and $2.2 million in fees, respectively.

(e)    Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs.  Certain customers may be required to prepay prior to shipment in order to maintain payment protection related to certain foreign and domestic sales.  These amounts are recorded as unearned revenue in accrued expenses and recognized when control of the promised finished product is transferred to the Company’s customer.  See Note 19 (Revenue) to the Company’s Consolidated Financial Statements included herein.

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

	Net Income/(Loss) per Common Share (in thousands, except per share data)
	Three Months Ended
		March 29, 2025			March 30, 2024
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income/(loss) attributable to Darling	$(26,160)	158,677	$(0.16)	$81,157	159,812	$0.51
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		—			3,053
Less: Pro forma treasury shares		—			(960)
Diluted:
Net income/(loss) attributable to Darling	$(26,160)	158,677	$(0.16)	$81,157	161,905	$0.50

For the three months ended March 29, 2025 and March 30, 2024, respectively, 2,302,222 and zero outstanding stock options were excluded from diluted income/(loss) per common share as the effect would be antidilutive. For the three months ended March 29, 2025 and March 30, 2024, respectively, 1,041,713 and

576,692 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

(g)    Use of Estimates

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

As a result of the Russia-Ukraine war, the Israeli-Palestinian conflict and other Middle Eastern conflicts and the current inflationary environment that might be further impacted by tariffs, we have evaluated the potential impact to the Company’s operations and for any indicators of potential triggering events that could indicate certain of the Company’s assets may be impaired. Through the three months ended March 29, 2025, the Company has not observed any impairments of the Company’s assets or a significant change in their fair value due to the Russia-Ukraine war, the Israeli-Palestinian conflict and other Middle Eastern conflicts or inflation or the impacts of tariffs.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Assets:
Cash	$152,440	$353,446
Total other current assets	1,038,381	1,137,821
Property, plant and equipment, net	3,847,613	3,868,943
Other assets	115,915	100,307
Total assets	$5,154,349	$5,460,517
Liabilities and members' equity:
Revolver	$—	$—
Total other current portion of long term debt	30,150	29,809
Total other current liabilities	336,404	319,688
Total long term debt	699,491	707,158
Total other long term liabilities	17,095	17,195
Total members' equity	4,071,209	4,386,667
Total liabilities and members' equity	$5,154,349	$5,460,517

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Revenues:
Operating revenues	$899,909	$1,411,115
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	977,106	1,159,356
Lower of cost or market (LCM) inventory valuation adjustment	(91,004)	21,638
Depreciation, amortization and accretion expense	67,472	65,290
Total costs and expenses	953,574	1,246,284
Operating income/(loss)	(53,665)	164,831
Other income	3,702	3,220
Interest and debt expense, net	(9,306)	(11,242)
Income/(loss) before income tax expense	(59,269)	156,809
Income tax expense/(benefit)	39	(29)
Net income/(loss)	$(59,308)	$156,838

As of March 29, 2025, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,038.1 million on the consolidated balance sheet. The Company has recorded equity in net income/(loss) from the DGD Joint Venture of approximately $(30.5) million and $78.4 million for the three months ended March 29, 2025 and March 30, 2024, respectively. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blenders tax credits of $1.00 per gallon were extended as is until December 31, 2024, a new Sustainable Aviation Fuel (“SAF”) blenders tax credit was introduced effective for 2023 and 2024, and a new Clean Fuels Production Credit (the “CFPC”) was created effective from 2025 through 2027. Under the IR Act, Section 40B, SAF, blended with Jet A and sold on or before December 31, 2024, receives a base credit of $1.25 per gallon plus $0.01 for each percentage point by which the lifecycle greenhouse gas (“GHG”) emissions reduction percentage exceeds 50% up to a maximum supplementary amount of $0.50. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel (adjusted for inflation each calendar year) multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. Similarly, SAF produced at a qualified facility that meets the apprenticeship and prevailing wage requirements receives a base credit of $1.75 (adjusted for inflation each calendar year) multiplied by the GHG emissions factor for SAF. In contrast to the blenders tax credit, the CFPC requires that production must take place in the United States. For the three months ended March 29, 2025 and March 30, 2024, the DGD Joint Venture recorded approximately $50.9 million and $331.1 million of production tax credits and blenders tax credits, respectively. The production tax credit and blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the three months ended March 29, 2025 and March 30, 2024, respectively, the Company made approximately $0.2 million and $90.0 million in capital contributions to the DGD Joint Venture. In the three months ended March 29, 2025 and March 30, 2024, the Company received approximately $129.5 million and zero in dividend distributions from the DGD Joint Venture, respectively.

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

Gelnex

On March 31, 2023, the Company acquired all of the shares of Gelnex, a leading global producer of collagen products (the “Gelnex Acquisition”). The Gelnex Acquisition includes a network of five processing facilities in South America and one in the United States. The initial purchase price of approximately $1.2 billion was comprised of an initial cash payment of approximately $1.1 billion, which consisted of a payment of approximately R$4.3 billion Brazilian real (approximately $853.3 million USD at the exchange rate of R$5.08:USD$1.00 on the closing date) and a payment of approximately $243.5 million in USD, subject to various post-closing adjustments in accordance with the stock purchase agreement. In addition, the Company incurred a liability of approximately $104.1 million for acquisition consideration hold-back amount that is part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. The hold-back amount represents a noncash investing activity during the period of acquisition. The Gelnex Acquisition gives us immediate capacity to serve the growing needs of our collagen customers and the growing gelatin market. The initial purchase price was financed by borrowing all of the Company’s term A-3 facility of $300.0 million and term A-4 facility of $500.0 million, with the remainder coming through revolver borrowings under the Amended Credit Agreement. During the third quarter of fiscal 2023, the Company made a cash payment for working capital purchase price adjustment per the stock purchase agreement of approximately $14.1 million with an offset to goodwill. The Company obtained new information about facts and circumstances that existed at the acquisition date during the first quarter of fiscal 2024 that resulted in measurement period adjustments to increase property, plant and equipment by approximately $13.7 million, decrease intangible assets by approximately $9.5 million, decrease goodwill by approximately $9.1 million, increase deferred tax liabilities by approximately $5.1 million, increase deferred tax assets by approximately $8.1 million and a decrease in other assets and liabilities of approximately $0.1 million.

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

The $542.6 million of goodwill from the Gelnex Acquisition, which is expected to strengthen the Company’s collagen business and expand its ability to service increased demand of its collagen customer base, is assigned to the Food Ingredients segment. Of the goodwill recorded in the Gelnex Acquisition approximately $425.0 million is deductible for tax purposes. The identifiable intangible assets include $331.0 million in customer relationships with a weighted average life of 11.4 years and $8.5 million in trade name with a life of five years for a total weighted average life of approximately 11.3 years.

The Company incurred acquisition and integration costs of approximately $1.5 million and $4.1 million for the three months ended March 29, 2025 and March 30, 2024, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	March 29, 2025	December 28, 2024
Finished product	$349,289	$335,116
Work in process	96,632	92,762
Raw material	37,733	38,117
Supplies and other	111,754	110,842
	$595,408	$576,837

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	March 29, 2025	December 28, 2024
Indefinite Lived Intangible Assets:
Trade names	$51,983	$51,050
	51,983	51,050
Finite Lived Intangible Assets:
Routes	727,992	714,801
Customer relationships	294,904	278,920
Permits	321,291	316,038
Non-compete agreements	60	60
Trade names	83,341	82,401
Royalties, product development, patents, consulting, land use rights and leasehold	22,544	22,277
	1,450,132	1,414,497
Accumulated Amortization:
Routes	(270,814)	(254,164)
Customer relationships	(54,094)	(44,476)
Permits	(198,594)	(189,500)
Non-compete agreements	(36)	(33)
Trade names	(73,838)	(72,549)
Royalties, product development, patents, consulting, land use rights and leasehold	(6,689)	(6,413)
	(604,065)	(567,135)
Total intangible assets, less accumulated amortization	$898,050	$898,412

Gross intangible assets changed due to foreign currency translation impact in the first three months of fiscal 2025. Amortization expense for the three months ended March 29, 2025 and March 30, 2024, was approximately $25.3 million and $28.0 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 28, 2024
Goodwill	$1,453,677	$774,998	$144,582	$2,373,257
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,437,763	771,828	113,002	2,322,593
Foreign currency translation	30,199	31,997	4,449	66,645
Balance at March 29, 2025
Goodwill	1,483,876	806,995	149,031	2,439,902
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,467,962	$803,825	$117,451	$2,389,238

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 29, 2025	December 28, 2024
Compensation and benefits	$127,710	$139,011
Accrued operating expenses	73,129	73,239
Short-term acquisition hold-backs	39,582	38,620
Short-term contingent consideration	36,459	28,862
Other accrued expense	215,374	209,563
	$492,254	$489,295

(9)    Debt

Debt consists of the following (in thousands):

	March 29, 2025	December 28, 2024
Amended Credit Agreement:
Revolving Credit Facility (zero denominated in € at March 29, 2025 and December 28, 2024, respectively)	$155,000	$267,000

Term A-1 facility	396,000	397,000
Less unamortized deferred loan costs	(321)	(366)
Carrying value Term A-1 facility	395,679	396,634

Term A-2 facility	468,750	471,875
Less unamortized deferred loan costs	(444)	(509)
Carrying value Term A-2 facility	468,306	471,366

Term A-3 facility	297,000	297,750
Less unamortized deferred loan costs	(490)	(560)
Carrying value Term A-3 facility	296,510	297,190

Term A-4 facility	478,125	481,250
Less unamortized deferred loan costs	(579)	(664)
Carrying value Term A-4 facility	477,546	480,586

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premium	(5,386)	(5,605)
Carrying value 6% Senior Notes due 2030	994,614	994,395

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(2,081)	(2,322)
Carrying value 5.25% Senior Notes due 2027	497,919	497,678

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	557,436	536,733
Less unamortized deferred loan costs - Denominated in euro	(1,314)	(1,542)
Carrying value 3.625% Senior Notes due 2026	556,122	535,191

Other Notes and Obligations	79,806	101,958
	3,921,502	4,041,998
Less Current Maturities	116,629	133,020
	$3,804,873	$3,908,978

As of March 29, 2025, the Company had no outstanding debt under the revolving credit facility denominated in euros and €515.0 million of outstanding debt under the Company’s 3.625% Senior Notes due 2026 denominated in euros. In addition, at March 29, 2025, the Company had finance lease obligations denominated in euros of approximately €5.5 million.

As of March 29, 2025, the Company had other notes and obligations of $79.8 million that consist of various overdraft facilities of approximately $37.8 million, Brazilian notes of approximately $18.6 million, and other debt of approximately $23.4 million, including U.S. finance lease obligations of approximately $2.7 million.

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

The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings, in each case plus 1.50% per annum or (ii) the base rate or the adjusted term SOFR for a one-month interest period for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.50% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and term A-3 facility equals the adjusted term SOFR plus 1.625% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50%. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility equals the adjusted term SOFR plus 1.50% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio with a minimum of 1.00%.

As of March 29, 2025, the Company had (i) $155.0 million outstanding under the revolver at SOFR plus a margin of 1.50% per annum for a total of 5.92719% per annum, (ii) $396.0 million outstanding under the term A-1 facility at SOFR plus a margin of 1.625% per annum for a total of 6.04884% per annum, (iii) $468.8 million outstanding under the term A-2 facility at SOFR plus a margin of 1.50% per annum for a total of 5.92384% per annum, (iv) $297.0 million outstanding under the term A-3 facility at SOFR plus a margin 1.625% per annum for a total of 6.04884% per annum, and (v) $478.1 million outstanding under the term A-4 facility at SOFR plus a margin 1.50% per annum for a total of 5.92384% per annum. As of March 29, 2025, the Company had revolving credit facility availability of $1,271.7 million, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $72.6 million and letters of credit issued of $0.7 million. The Company also had foreign bank guarantees of approximately $11.6 million that are not part of the Company’s Amended Credit Agreement at March 29, 2025.

As of March 29, 2025, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 3.625% Senior Notes due 2026.

(10)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	March 29, 2025	December 28, 2024
Accrued pension liability	$18,561	$17,676
Reserve for self-insurance, litigation, environmental and tax matters	81,126	80,757
Long-term acquisition hold-backs	103,696	104,684
Other	4,418	5,233
	$207,801	$208,350

(11)    Income Taxes

The Company has provided income taxes for the three months ended March 29, 2025 and March 30, 2024, based on its estimate of the effective tax rate for the entire 2025 and 2024 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of March 29, 2025 and March 30, 2024, the Company had $11.2 million and $13.6 million, respectively, of gross unrecognized tax benefits and $2.3 million and $1.7 million, respectively, of related accrued interest and penalties. The Company’s gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

On August 16, 2022, the U.S. government enacted the IR Act that includes tax incentives, such as the CFPC, for energy and climate initiatives. The CFPC, a new transferable income tax credit effective January 1, 2025, consolidates and replaces the refundable excise tax credits for biodiesel, renewable diesel, alternative fuel and sustainable aviation fuel mixtures (collectively the “Blenders Tax Credits”). The CFPC provides a per-gallon tax credit for producers of clean transportation fuel based on the carbon intensity of production and is calculated by multiplying the applicable amount per gallon of qualifying fuel by the emissions rates for the fuel.

On January 10, 2025, the U.S. Department of the Treasury and Internal Revenue Service released Notices 2025-10 and 2025-11, which provide clarity on issues including which entities and fuels are eligible for the credit and how taxpayers determine lifecycle emissions. In conjunction with such guidance, the Department of Energy released the 45ZCF-GREET Model allowing clean fuel producers to compute and claim the CFPC. Like the Blenders Tax Credits, the CFPC is generated by DGD and significantly impacts our effective tax rate relative to the federal statutory rate of 21%.

The Company’s major taxing jurisdictions include the United States (federal and state), Canada, the Netherlands, Belgium, Brazil, Germany, France, China and Poland. The Company is subject to regular examination by various tax authorities and although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company’s results of operations or financial position. The statute of limitations for the Company’s major tax jurisdictions is open for varying periods, but is generally closed through the 2013 tax year.

(12)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three months ended March 29, 2025 and March 30, 2024 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Defined benefit pension plans
Amortization of prior service (cost)/benefit	$(2)	$(6)	$1	$3	$(1)	$(3)
Amortization of actuarial loss	249	349	(59)	(84)	190	265
Total defined benefit pension plans	247	343	(58)	(81)	189	262
Soybean meal option derivatives
Reclassified to earnings	—	(33)	—	8	—	(25)
Total soybean meal option derivatives	—	(33)	—	8	—	(25)
Corn option derivatives
Reclassified to earnings	367	—	(89)	—	278	—
Activity recognized in other comprehensive income/(loss)	(253)	—	61	—	(192)	—
Total corn option derivatives	114	—	(28)	—	86	—
Heating oil derivatives at DGD (Note 15)
Activity recognized in other comprehensive income/(loss)	1,400	(41,919)	(341)	10,186	1,059	(31,733)
Total heating oil derivatives	1,400	(41,919)	(341)	10,186	1,059	(31,733)
Interest swap derivatives
Reclassified to earnings	17,693	(17,480)	(4,299)	4,248	13,394	(13,232)
Activity recognized in other comprehensive income/(loss)	(19,324)	22,865	4,695	(5,556)	(14,629)	17,309
Total interest swap derivatives	(1,631)	5,385	396	(1,308)	(1,235)	4,077
Foreign exchange derivatives
Reclassified to earnings	(3,662)	(5,996)	1,232	2,046	(2,430)	(3,950)
Activity recognized in other comprehensive income/(loss)	33,159	(4,415)	(11,155)	1,506	22,004	(2,909)
Total foreign exchange derivatives	29,497	(10,411)	(9,923)	3,552	19,574	(6,859)

Foreign currency translation	121,094	(65,343)	(1,762)	673	119,332	(64,670)

Other comprehensive income/(loss)	$150,721	$(111,978)	$(11,716)	$13,030	$139,005	$(98,948)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax, for the three months ended March 29, 2025 and March 30, 2024 as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$—	$33	Net sales
Foreign exchange contracts	3,662	5,996	Net sales
Corn option derivatives	(367)	—	Cost of sales and operating expenses
Interest swaps	(17,693)	17,480	Foreign currency gain/(loss) and interest expense
	(14,398)	23,509	Total before tax
	3,156	(6,302)	Income taxes
	(11,242)	17,207	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$2	$6	(a)
Amortization of actuarial loss	(249)	(349)	(a)
	(247)	(343)	Total before tax
	58	81	Income taxes
	(189)	(262)	Net of tax
Total reclassifications	$(11,431)	$16,945	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company’s Consolidated Financial Statements included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of March 29, 2025 as follows (in thousands):

	Three Months Ended March 29, 2025
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/ (loss) December 28, 2024, attributable to Darling, net of tax	$(648,827)	$(23,825)	$(11,589)	$(684,241)
Other comprehensive loss before reclassifications	119,332	8,242	—	127,574
Amounts reclassified from accumulated other comprehensive income/ (loss)	—	11,242	189	11,431
Net current-period other comprehensive income/ (loss)	119,332	19,484	189	139,005
Noncontrolling interest	(1,486)	—	—	(1,486)
Accumulated Other Comprehensive income/ (loss) March 29, 2025, attributable to Darling, net of tax	$(528,009)	$(4,341)	$(11,400)	$(543,750)

(13)    Stockholders' Equity

Fiscal 2025 Long-Term Incentive Opportunity Awards (2025 LTIP). On December 20, 2024, the Compensation Committee (the “Committee”) of the Company’s Board of Directors adopted the 2025 LTIP pursuant to which on January 3, 2025 the Company awarded certain of the Company’s key employees, 244,130 restricted stock units and 355,383 performance share units (the “PSUs”) under the Company’s 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company’s performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2028, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but each PSU will reduce or increase (up to 225%) depending on the Company’s ROGI relative to that of the performance peer group companies and is also subject to the application of a total shareholder return (“TSR”) cap/collar modifier depending on the Company’s TSR during the performance period relative to that of the performance peer group companies.

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed on June 21, 2024 up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions, and extended to August 13, 2026. During the first three months of fiscal 2025, $34.7 million of Common Stock was repurchased under the share repurchase program. As of March 29, 2025, the Company had approximately $460.3 million remaining under the share repurchase program.

(14)    Employee Benefit Plans

Net pension cost for the three months ended March 29, 2025 and March 30, 2024 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	March 29, 2025	March 30, 2024
Service cost	$743	$791
Interest cost	1,917	1,911
Expected return on plan assets	(1,716)	(1,810)
Amortization of prior service cost	(2)	(6)
Amortization of actuarial loss	249	349
Net pension cost	$1,191	$1,235

Based on annual actuarial estimates, at March 29, 2025 the Company expects to contribute approximately $3.9 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended March 29, 2025 and March 30, 2024 of approximately $0.5 million and $0.6 million, respectively.

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

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of March 29, 2025, the Company has an aggregate accrued liability of approximately $4.3 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.
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

At March 29, 2025, the Company had corn forward contracts, foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, other commodity forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2025 and fiscal 2024, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by Financial Accounting Standards Board (“FASB”) ASC Topic 323.

Cash Flow Hedges

In fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At March 29, 2025 and December 28, 2024, the aggregate fair value of these interest rate swaps was approximately $5.4 million and $4.2 million, respectively. These amounts are included in other current assets, accrued expenses, other assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps at March 29, 2025 was €465.6 million. Under the contracts, the Company is obligated to pay a 4.6% euro denominated fixed rate while receiving a weighted average U.S. dollar fixed rate of 5.8%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the second quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income/(loss) associated with the interest rate differential between the U.S. dollar and the Euro to interest income. At March 29, 2025 and December 28, 2024, the aggregate fair value of these cross currency swaps was approximately $0.7 million and $22.2 million, respectively. At March 29, 2025, these amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 28, 2024, these amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal year 2024, the Company entered into corn option and forward contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2025. At March 29, 2025 and December 28, 2024, the aggregate fair value of these corn option contracts was approximately zero and $0.1 million, respectively. The amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024 and fiscal 2025, the Company entered into foreign exchange options and forward contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. At March 29, 2025 and December 28, 2024, the aggregate fair value of these foreign exchange contracts was approximately $3.4 million and $32.6 million, respectively. These amounts are included in other current assets, other long term assets, accrued expenses and other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into soybean meal forward contracts and heating oil swap and option contracts from time to time. There were not any open designated soybean meal forward or heating oil swap and option contracts entered into by the Company at March 29, 2025 and December 28, 2024, respectively.

As of March 29, 2025, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	218,553	Euro	34,145
Brazilian real	2,459,943	U.S. dollar	429,592
Euro	37,346	U.S. dollar	40,352
Euro	73,845	Polish zloty	308,945
Euro	10,918	Japanese yen	1,763,824
Euro	33,958	Chinese renminbi	267,043
Euro	16,421	Australian dollar	28,050
Euro	4,247	British pound	3,560
Polish zloty	48,802	Euro	11,639
British pound	204	Euro	244
British pound	274	U.S. dollar	355
Japanese yen	98,499	U.S. dollar	643
U.S. dollar	366	Japanese yen	54,499
U.S. dollar	981,501	Euro	907,990

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at March 29, 2025 into earnings over the next 12 months for all cash flow hedges will be approximately $9.3 million. As of March 29, 2025, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	March 29, 2025	March 30, 2024

Foreign exchange	Foreign currency loss/(gain)	$(287)	$(656)
Foreign exchange	Net sales	(67)	484
Foreign exchange	Cost of sales and operating expenses	60	(192)
Foreign exchange	Selling, general and administrative expenses	(7,189)	1,481
Corn options and futures	Net sales	—	308
Corn options and futures	Cost of sales and operating expenses	(1,601)	(368)
Other commodities	Selling, general and administrative expenses	(277)	—
Total		$(9,361)	$1,057

At March 29, 2025, the Company had forward purchase agreements in place for purchases of approximately $138.1 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(16)        Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of March 29, 2025 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at March 29, 2025 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$15,732	$—	$15,732	$—
Total Assets	$15,732	$—	$15,732	$—

Liabilities
Derivative liabilities	$12,373	$—	$12,373	$—
Contingent consideration	36,459	—	—	36,459
Total Liabilities	$48,832	$—	$12,373	$36,459

		Fair Value Measurements at December 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$30,693	$—	$30,693	$—
Total Assets	$30,693	$—	$30,693	$—

Liabilities
Derivative liabilities	$41,920	$—	$41,920	$—
Contingent consideration	28,862	—	—	28,862
Total Liabilities	$70,782	$—	$41,920	$28,862

Derivative assets and liabilities consists primarily of the Company’s corn option and future contracts, foreign currency forward and option contracts, interest rate swap contracts and cross currency swap contracts which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk. See Note 15 (Derivatives) to the Company’s Consolidated Financial Statements included herein for discussion on the Company’s derivatives.

The fair value measurement of contingent consideration liability uses significant unobservable inputs (level 3). We estimated the fair value of the FASA contingent consideration using a Monte Carlo simulation methodology from a third-party that includes simulating the forecasted net income or earnings plus interest expense, taxes, depreciation and amortization (“EBITDA”) using a Geometric Brownian Motion in a risk-neutral framework. The assumptions used in the FASA contingent consideration analysis as of March 29, 2025 included the EBITDA forecast through the remaining term of the contingent consideration, an EBITDA discount rate, an EBITDA volatility, credit spread, risk-free rate and exchange rate. Significant increases and decreases in these inputs could result in a significantly lower or higher fair value measurement of the FASA contingent consideration. The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 28, 2024	$28,862
Total included in earnings during period	5,441
Exchange rate changes	2,156
Balance as of March 29, 2025	$36,459

Fair value of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurements at March 29, 2025 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$984,900	$—	$984,900	$—
5.25% Senior notes	492,500	—	492,500	—
3.625% Senior notes	553,199	—	553,199	—
Term loan A-1	394,020	—	394,020	—
Term loan A-2	466,406	—	466,406	—
Term loan A-3	295,515	—	295,515	—
Term loan A-4	475,734	—	475,734	—
Revolver debt	153,450	—	153,450	—
Total Liabilities	$3,815,724	$—	$3,815,724	$—

		Fair Value Measurements at December 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$982,500	$—	$982,500	$—
5.25% Senior notes	490,000	—	490,000	—
3.625% Senior notes	534,908	—	534,908	—
Term loan A-1	395,015	—	395,015	—
Term loan A-2	469,516	—	469,516	—
Term loan A-3	296,261	—	296,261	—
Term loan A-4	478,844	—	478,844	—
Revolver debt	264,330	—	264,330	—
Total Liabilities	$3,911,374	$—	$3,911,374	$—

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental and litigation. At March 29, 2025 and December 28, 2024, the reserves for insurance, regulatory, governmental, environmental and litigation reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $99.6 million and $97.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $39.0 million as of March 29, 2025 and December 28, 2024, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the pending lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

Lower Passaic River Area. In December 2009, the Company, along with numerous other entities, received notice from the United States Environmental Protection Agency (“EPA”) that the Company (as alleged successor-in-interest to The Standard Tallow Corporation) is considered a potentially responsible party (a “PRP”) with respect to alleged contamination in the lower 17-mile area of the Passaic River (the “Lower Passaic River”) which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The Company’s designation as a PRP is based upon the operation of former plant sites located in Newark and Kearny, New Jersey by The Standard Tallow Corporation, an entity that the Company acquired in 1996. In March 2016, the Company received another letter from the EPA notifying the Company that it had issued a Record of Decision (the “ROD”) selecting a remedy for the lower 8.3 miles of the Lower Passaic River area at an estimated cost of $1.38 billion. The EPA letter made no demand on the Company and laid out a framework for remedial design/remedial action implementation under which the EPA would first seek funding from major PRPs. The letter indicated that the EPA had sent the letter to over 100 parties, which include large chemical and refining companies, manufacturing companies, foundries, plastic companies, pharmaceutical companies and food and consumer product companies. The Company asserts that it is not responsible for any liabilities of its former subsidiary The Standard Tallow Corporation, which was legally dissolved in 2000, and that, in any event, The Standard Tallow Corporation did not discharge any of the eight contaminants of concern identified in the ROD (the “COCs”). Subsequently, the EPA conducted a settlement analysis using a third-party allocator and offered early cash out settlements to those PRPs for whom the third-party allocator determined did not discharge any of the COCs. The Company participated in this allocation process, and in November 2019, received a cash out settlement offer from the EPA in the amount of $0.6 million ($0.3 million for each of the former plant sites in question) for liabilities relating to the lower 8.3 miles of the Lower Passaic River area. The Company accepted this settlement offer, and the settlement became effective on April 16, 2021 following the completion of the EPA's administrative approval process. In September 2021, the EPA released a ROD selecting an interim remedy for the upper nine miles of the Lower Passaic River at an expected additional cost of $441 million. In October 2022, the Company, along with other settling defendants, entered into a Consent Decree with the EPA pursuant to which the Company paid $0.3 million to settle liabilities for both of the former plant sites in question related to the upper nine miles of the Lower Passaic River. The Company paid this amount into escrow, as the settlement is subject to the EPA’s administrative approval process, which includes publication, a public comment period and court approval. In December 2024, the court granted the issuance of the Consent Decree; however, this decision has been appealed. On September 30, 2016, Occidental Chemical Corporation (“OCC”) entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking cost recovery or contribution for costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relating to various investigations and cleanups OCC has conducted or is conducting in connection with the Lower Passaic River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the Lower Passaic River. OCC is also seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the Lower

Passaic River. The Company, along with 40 of the other defendants, had previously received a release from OCC of its CERCLA contribution claim of $165 million associated with the costs to design the remedy for the lower 8.3 miles of the Lower Passaic River. Furthermore, the Company’s settlements with the EPA described above could preclude certain of the claims alleged by OCC against the Company. The Company’s ultimate liability, if any, for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River area cannot be determined at this time; however, as of the date of this report, the Company has found no definitive evidence that the former Standard Tallow Corporation plant sites contributed any of the COCs to the Passaic River and, therefore, there is nothing that leads the Company to believe that this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

(18)    Business Segments

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

The following is a description of each segment's business operations.

Feed Ingredients
Feed Ingredients consists principally of (i) the Company’s U.S. ingredients business, including the Company’s fats and proteins, used cooking oil, trap grease, the Company's Canada ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac and FASA names (proteins, fats, and blood products) and (ii) the Company’s bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides.

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

The performance of the operating segments is evaluated based on segment income (loss) which includes all revenues, operating expenses, and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses. The CODM uses segment income (loss) as the measure to make resource (including financial or capital resources) allocation decisions for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when evaluating performance for each segment and making decisions about capital allocation. Accounting policies have been applied consistently by all segments within the Company for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance. Our CODM is not provided with total assets by segment since we do not measure, evaluate the performance, or allocate capital resources on a segment basis. As a result, we have not disclosed any asset information by segment.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate (a)	Total
Three Months Ended March 29, 2025
Total net sales	$896,283	$349,240	$135,071	$—	$1,380,594
Cost of sales and operating expenses	714,015	246,781	108,447	—	1,069,243
Gross margin	182,268	102,459	26,624	—	311,351

Loss/(gain) on sale of assets	115	55	(108)	—	62
Selling, general and administrative expenses	71,571	31,472	8,541	9,972	121,556
Acquisition and integration costs	—	—	—	1,534	1,534
Change in fair value of contingent consideration	5,441	—	—	—	5,441
Depreciation and amortization	84,130	29,562	8,589	1,554	123,835
Equity in net loss of Diamond Green Diesel	—	—	(30,523)	—	(30,523)
Segment operating income/(loss)	21,011	41,370	(20,921)	(13,060)	28,400

Equity in net income of other unconsolidated subsidiaries	2,628	—	—	—	2,628
Segment income/(loss)	23,639	41,370	(20,921)	(13,060)	31,028

Total other expense (b)					(55,996)
Loss before income taxes					$(24,968)

(a)    Included in corporate activities are general corporate expenses.

(b)    Total other expense includes interest expense, foreign currency gain (loss) and other income (expense). Interest expense and foreign currency gain (loss) are separately disclosed on our Consolidated Statements of Operations. Other income/(expense) consists of interest income of approximately $7.6 million, casualty loss of approximately $(0.5) million, other pension expense excluding service cost of approximately $(0.4) million and other expense of approximately $(3.4) million.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 30, 2024
Total net sales	$889,848	$391,282	$139,169	$—	$1,420,299
Cost of sales and operating expenses	705,769	298,145	112,752	—	1,116,666
Gross margin	184,079	93,137	26,417	—	303,633

Loss/(gain) on sale of assets	132	(294)	(412)	—	(574)
Selling, general and administrative expenses	77,138	31,744	8,745	21,516	139,143
Acquisition and integration costs	—	—	—	4,054	4,054
Change in fair value of contingent consideration	(25,249)	—	—	—	(25,249)
Depreciation and amortization	87,569	28,868	8,667	2,405	127,509
Equity in net income of Diamond Green Diesel	—	—	78,419	—	78,419
Segment operating income/(loss)	44,489	32,819	87,836	(27,975)	137,169

Equity in net income of other unconsolidated subsidiaries	2,310	—	—	—	2,310
Segment income/(loss)	46,799	32,819	87,836	(27,975)	139,479

Total other expense (c)					(53,984)
Income before income taxes					$85,495

(c)    Total other expense includes interest expense, foreign currency gain (loss) and other income (expense). Interest expense and foreign currency gain (loss) are separately disclosed on our Consolidated Statements of Operations. Other income (expense) consists of interest income of approximately $6.6 million, casualty gain of approximately $7.8 million, other pension expense excluding service cost of approximately $(0.4) million and other expense of approximately $(5.3) million.

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	Three Months Ended March 29, 2025
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$688,703	$97,961	$—	$786,664
Europe	105,052	168,047	135,071	408,170
China	3,665	50,370	—	54,035
South America	95,324	21,637	—	116,961
Other	3,539	11,225	—	14,764
Total net sales	$896,283	$349,240	$135,071	$1,380,594

Major product types
Fats	$341,524	$44,369	$—	$385,893
Used cooking oil	78,940	—	—	78,940
Proteins	351,217	—	—	351,217
Bakery	50,648	—	—	50,648
Other rendering	62,199	—	—	62,199
Food ingredients	—	278,582	—	278,582
Bioenergy	—	—	135,071	135,071
Other	11,755	26,289	—	38,044
Total net sales	$896,283	$349,240	$135,071	$1,380,594

	Three Months Ended March 30, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$691,846	$107,064	$—	$798,910
Europe	100,793	169,453	139,169	409,415
China	4,778	61,469	—	66,247
South America	88,845	40,273	—	129,118
Other	3,586	13,023	—	16,609
Total net sales	$889,848	$391,282	$139,169	$1,420,299

Major product types
Fats	$311,247	$38,290	$—	$349,537
Used cooking oil	75,800	—	—	75,800
Proteins	367,600	—	—	367,600
Bakery	44,900	—	—	44,900
Other rendering	76,701	—	—	76,701
Food ingredients	—	331,031	—	331,031
Bioenergy	—	—	139,169	139,169
Other	13,600	21,961	—	35,561
Total net sales	$889,848	$391,282	$139,169	$1,420,299

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2025 under these long-term supply contracts was approximately $36.6 million, with the remaining performance obligations to be recognized in future periods (generally three years) of approximately $628.2 million.

(20)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended March 29, 2025 and March 30, 2024, the Company recorded net sales to the DGD Joint Venture of approximately $218.0 million and $246.7 million, respectively. For the three months ended March 29, 2025 and March 30, 2024, our net sales to the DGD Joint Venture were approximately 16% and 17%, respectively of total net sales. At March 29, 2025 and December 28, 2024, the Company had $6.3 million and $9.5 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $71.5 million and $62.1 million of additional sales for the three months ended March 29, 2025 and March 30, 2024, respectively, to defer the Company’s portion of profit of approximately $14.9 million and $10.0 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at March 29, 2025 and March 30, 2024, respectively.

Revolving Loan Agreement

On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the three months ended March 29, 2025 and March 30, 2024 of zero and $1.6 million, respectively. As of March 29, 2025 and December 28, 2024, zero was owed to Darling Green under the 2023 DGD Loan Agreement.

Guarantee Agreements

In February 2020, in connection with the DGD Joint Venture’s expansion project at its Norco, LA facility, the DGD Joint Venture entered into two agreements (the “IMTT Terminaling Agreements”) with International-Matex Tank Terminals (“IMTT”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the IMTT terminal facility by pipeline, thereby providing better logistical capabilities.  As a condition to entering into the IMTT Terminaling Agreements, IMTT required that the Company and Valero guarantee their proportionate share, up to a maximum of approximately $50 million each, of the DGD Joint Venture’s obligations under the IMTT Terminaling Agreements (the “IMTT Guarantee”), subject to the conditions provided for in the IMTT Terminaling Agreements. The Company has not recorded any liability as a result of the IMTT Guarantee, as the Company believes the likelihood of having to make any payments under the IMTT Guarantee is remote.

In April 2021, in connection with the DGD Joint Venture’s expansion project at its Port Arthur, TX facility, the DGD Joint Venture entered into two agreements (the “GTL Terminaling Agreements”) with GT Logistics, LLC (“GTL”), pursuant to which the DGD Joint Venture will move raw material and finished product to and from the GTL terminal facility by pipeline, thereby providing better logistical capabilities. As a condition to entering into the GTL Terminaling Agreements, GTL required that the Company and Valero guarantee their proportionate share, up to a maximum of approximately $160 million each, of the DGD Joint Venture’s obligations under the GTL Terminaling Agreements (the “GTL Guarantee”), subject to the conditions provided for in the GTL Terminaling Agreements. The maximum amount of the GTL Guarantee is reduced over the 20-year initial term of the GTL Terminaling Agreements as the termination fee under such agreements declines. The Company has not recorded any liability as a result of the GTL Guarantee, as the Company believes the likelihood of having to make any payments under the GTL Guarantee is remote.

(21)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$6,613	$(16,919)
Cash paid during the period for:
Interest, net of capitalized interest	$24,963	$34,503
Income taxes, net of refunds	$9,222	$33,125
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$19,183	$20,160
Non-cash financing activities
Debt issued for assets	$91	$(2,214)

(22)    New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations or in the footnotes. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company's annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment income or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's income or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. The Company adopted this ASU in 2024 and the adoption did not have an impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 25, 2025 and in the Company’s other public filings with the SEC.

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

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable fuels/products, such as renewable diesel and SAF (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the

Company’s Consolidated Financial Statements for the period ended March 29, 2025 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies, including tariff policies, and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflicts in Ukraine and the Middle East and their impacts on volatility in energy and other commodity prices, inflation, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. In addition, recent tariffs imposed by the U.S. and foreign governments have caused substantial uncertainty and volatility in financial markets. While to date these tariffs have not had a material impact on our results of operations, future tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as filed with the SEC on February 25, 2025.

Energy Policies of U.S. and Foreign Governments

Prices for our finished products, including those of DGD, may be impacted by government policies around the world relating to renewable fuels and greenhouse gas emissions (“GHG”). Programs like the U.S. National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as in the state of California) and tax credits for biofuels and mandates for biofuel use both in the United States and abroad, such as IR Act's 45Z and the European Union's renewable energy directive (RED III), are subject to revision and change which may impact the demand for and/or price of our finished products. Legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing, amending, modifying, or suspending of any of these programs could have a negative impact on our business and results of operations. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

Climate Change

There is global concern that carbon dioxide and other GHG in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as legal, regulatory and market responses to climate change. Certain jurisdictions in which we operate have either imposed, or are considering imposing, new or increasingly stringent legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation and reduction of GHG and potential carbon pricing programs. These new or increasingly stringent legal or regulatory requirements could result in significantly increased costs of compliance and additional investments in facilities and equipment, and reduced raw material supplies in areas where these requirements limit or eliminate livestock operations. While we assess climate related regulatory risks as part of our risk management process, we are unable to predict the scope, nature and timing of any new or increasingly stringent environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations. Furthermore, there is legislation regulating corporate environmental, social and governance (“ESG”) practices, including practices related to the causes and impacts of climate change as well as supply chain control and compliance with human rights. These and emerging new rules, which apply to all large companies and to listed small and medium-sized enterprises, require companies to report on how sustainability issues (environmental, social, and governance) affect their business and about their own impact on people and the environment. There has also been increased focus from our stakeholders, including consumers, employees and investors, on our sustainability and ESG practices. We expect that stakeholder expectations with respect to sustainability and ESG expectations will continue to evolve, which may necessitate additional resources to monitor, report on, and adjust our operations.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended December 28, 2024, as filed with the SEC on February 25, 2025.

Operating Performance Indicators

    The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency translation, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as the fluctuation in commodity prices and energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company, forward-looking financial or operational estimates are not provided. The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended December 28, 2024.

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

The Company’s Fuel Ingredients segment converts fats into renewable fuels/products, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources. The Company’s gross margin and profitability in this segment are impacted by world energy prices for oil, electricity and natural gas and governmental subsidies.

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

Results of Operations

Three Months Ended March 29, 2025 Compared to Three Months Ended March 30, 2024

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the first quarter of fiscal 2025, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2025, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2024 are as follows:

	Avg. Price 1st Quarter 2025	Avg. Price 1st Quarter 2024	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 274.27/ton	$ 292.91/ton	$ (18.64)/ton	(6.4)%
Feed Grade PM (Mid-South)	$ 327.50/ton	$ 407.17/ton	$ (79.67)/ton	(19.6)%
Pet Food PM (Mid-South)	$ 558.78/ton	$ 737.17/ton	$ (178.39)/ton	(24.2)%
Feather meal (Mid-South)	$ 394.13/ton	$ 514.96/ton	$ (120.83)/ton	(23.5)%
BFT (Chicago)	$ 51.32/cwt	$ 43.25/cwt	$ 8.07/cwt	18.7%
YG (Illinois)	$ 34.13/cwt	$ 31.71/cwt	$ 2.42/cwt	7.6%
Corn (Illinois)	$ 4.71/bushel	$ 4.42/bushel	$ 0.29/bushel	6.6%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,479.00/MT	$ 999.00/MT	$ 480.00/MT	48.0%
Soy meal (CIF Rotterdam)	$ 373.00/MT	$ 464.00/MT	$ (91.00)/MT	(19.6)%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2025, compared to average Jacobsen and Reuters prices for the fourth quarter of fiscal 2024:

	Avg. Price 1st Quarter 2025	Avg. Price 4th Quarter 2024	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 274.27/ton	$ 332.02/ton	$ (57.75)/ton	(17.4)%
Feed Grade PM (Mid-South)	$ 327.50/ton	$ 336.80/ton	$ (9.30)/ton	(2.8)%
Pet Food PM (Mid-South)	$ 558.78/ton	$ 589.13/ton	$ (30.35)/ton	(5.2)%
Feather meal (Mid-South)	$ 394.13/ton	$ 383.97/ton	$ 10.16/ton	2.6%
BFT (Chicago)	$ 51.32/cwt	$ 44.32/cwt	$ 7.00/cwt	15.8%
YG (Illinois)	$ 34.13/cwt	$ 34.89/cwt	$ (0.76)/cwt	(2.2)%
Corn (Illinois)	$ 4.71/bushel	$ 4.25/bushel	$ 0.46/bushel	10.8%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,479.00/MT	$ 1,350.00/MT	$ 129.00/MT	9.6%
Soy meal (CIF Rotterdam)	$ 373.00/MT	$ 392.00/MT	$ (19.00)/MT	(4.8)%

Segment Results

Segment operating income for the three months ended March 29, 2025 was $28.4 million, which reflects a decrease of $(108.8) million or (79.3)% as compared to the three months ended March 30, 2024.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 29, 2025
Total net sales	$896,283	$349,240	$135,071	$—	$1,380,594
Cost of sales and operating expenses (1)	714,015	246,781	108,447	—	1,069,243
Gross margin	182,268	102,459	26,624	—	311,351

Gross margin %	20.3%	29.3%	19.7%	—%	22.6%

Loss/(gain) on sale of assets	115	55	(108)	—	62
Selling, general and administrative expenses (2)	71,571	31,472	8,541	9,972	121,556
Acquisition and integration costs	—	—	—	1,534	1,534
Change in fair value of contingent consideration	5,441	—	—	—	5,441
Depreciation and amortization	84,130	29,562	8,589	1,554	123,835
Equity in net loss of Diamond Green Diesel	—	—	(30,523)	—	(30,523)
Segment operating income/(loss)	21,011	41,370	(20,921)	(13,060)	28,400

Equity in net income of other unconsolidated subsidiaries	2,628	—	—	—	2,628
Segment income/(loss)	23,639	41,370	(20,921)	(13,060)	31,028

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 30, 2024
Total net sales	$889,848	$391,282	$139,169	$—	$1,420,299
Cost of sales and operating expenses (1)	705,769	298,145	112,752	—	1,116,666
Gross margin	184,079	93,137	26,417	—	303,633

Gross margin %	20.7%	23.8%	19.0%	—%	21.4%

Loss/(gain) on sale of assets	132	(294)	(412)	—	(574)
Selling, general and administrative expenses (2)	77,138	31,744	8,745	21,516	139,143
Acquisition and integration costs	—	—	—	4,054	4,054
Change in fair value of contingent consideration	(25,249)	—	—	—	(25,249)
Depreciation and amortization	87,569	28,868	8,667	2,405	127,509
Equity in net income of Diamond Green Diesel	—	—	78,419	—	78,419
Segment operating income/(loss)	44,489	32,819	87,836	(27,975)	137,169

Equity in net income of other unconsolidated subsidiaries	2,310	—	—	—	2,310
Segment income/(loss)	46,799	32,819	87,836	(27,975)	139,479

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

Feed Ingredients Segment

Raw material volume. In the three months ended March 29, 2025, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 3.09 million metric tons. Compared to the three months ended March 30, 2024, overall raw material volume processed in the Feed Ingredients segment decreased 1.6%.

Sales. Total net sales increased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales three months ended March 30, 2024	$311.2	$367.6	$76.7	$755.5	$75.8	$44.9	$13.6	$889.8
Increase (decrease) in sales volumes	(7.6)	2.4	—	(5.2)	(0.4)	(2.2)	—	(7.8)
Increase (decrease) in finished product prices	42.8	(13.6)	—	29.2	4.0	8.0	—	41.2
Decrease due to currency exchange rates	(4.9)	(5.2)	(0.7)	(10.8)	(0.5)	—	—	(11.3)
Other change	—	—	(13.8)	(13.8)	—	—	(1.8)	(15.6)
Total change	30.3	(16.4)	(14.5)	(0.6)	3.1	5.8	(1.8)	6.5
Total net sales three months ended March 29, 2025	$341.5	$351.2	$62.2	$754.9	$78.9	$50.7	$11.8	$896.3

Margins. In the Feed Ingredients segment for the three months ended March 29, 2025, the gross margin percentage decreased to 20.3% as compared to 20.7% for the comparable period of fiscal 2024.

Segment operating income. Feed Ingredients operating income for the three months ended March 29, 2025 was $21.0 million, a decrease of $(23.5) million or (52.8)% as compared to the three months ended March 30, 2024. The decrease was primarily due to a contingent consideration liability increase or loss as compared to the prior year liability decrease or gain that more than offset a decrease in selling, general and administrative expenses as compared to fiscal 2024.

Food Ingredients Segment

Raw material volume. In the three months ended March 29, 2025, the raw material processed by the Company’s Food Ingredients segment totaled approximately 329,000 metric tons. Compared to the three months ended March 30, 2024, overall raw material volume processed in the Food Ingredients segment increased approximately 9.7%. The increase was primarily due to increased raw material volumes in China, Europe and South America.

Sales. Total net sales decreased in the Food Ingredients segment primarily due to a decrease in collagen sales volumes and prices.

Margins. In the Food Ingredients segment for the three months ended March 29, 2025, the gross margin percentage increased to 29.3% as compared to 23.8% for the comparable period of fiscal 2024. The increase in margin was primarily due to the impact of an out of period inventory expense adjustment of approximately $25.1 million to prior years cost of sales and operating expenses.

Segment operating income. Food Ingredients operating income was $41.4 million for the three months ended March 29, 2025, an increase of $8.6 million or 26.2% as compared to the three months ended March 30, 2024. The increase in operating income was primarily due to the impact of an out of period inventory expense adjustment to prior years cost of sales and operating expenses that more than offset the impact of lower sales volumes and prices in the current year.

Fuel Ingredients Segment

Raw material volume. In the three months ended March 29, 2025, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 374,000 metric tons. Compared to the three months ended March 30, 2024, overall raw material volume processed in the Fuel Ingredients segment increased approximately 4.8%.

Sales. Total net sales decreased in the Fuel Ingredients segment primarily due to lower finished product sales volumes.

Margins. In the Fuel Ingredients segment for the three months ended March 29, 2025, the gross margin percentage increased to 19.7% as compared to 19.0% for the comparable period of fiscal 2024. The increase was primarily due to higher finished product prices.

Segment operating income. The Company’s Fuel Ingredients segment operating loss (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended March 29, 2025 was $(20.9) million, a decrease of $(108.7) million or (123.8)% as compared to the same period in fiscal 2024. The decrease in earnings is due to a combination of factors. Most importantly, the renewable fuel industry experienced a significant change in the regulatory environment including issues related to the change from the blenders tax credit (BTC) to the producers tax credit (PTC) in the United States and tariffs on imported feedstocks, leading to a reduction in incentives and a decrease in margins. In addition, the DGD Joint Venture underwent two catalyst turnarounds at the two St. Charles plants in the first quarter of fiscal 2025, lowering total volumes versus the same period in fiscal 2024. Finally, the market mechanisms designed to counterbalance these challenges, including Renewable Identification Numbers (“RINs”), created through the RFS program and state LCFS programs were slow to react and were unable to offset the decrease in value due to the change from the BTC to the PTC.

Foreign Currency Exchange

    During the first quarter of fiscal 2025, the euro, the Brazilian real and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2024. Using actual results for the three months ended March 29, 2025 and using the prior year's average currency rate for the three months ended March 30, 2024, foreign currency translation would result in an increase in operating income of approximately $4.8 million. The average rates for the three months ended March 29, 2025 were €1.00:$1.05, R$1.00:$0.17 and C$1.00:$0.70 as compared to the average rates for the three months ended March 30, 2024 of €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.74, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $10.0 million during the three months ended March 29, 2025, compared to approximately $21.5 million during the three months ended March 30, 2024, a decrease of $(11.5) million. The decrease was primarily due to a decrease in the Company's incentive based compensation.

Acquisition and Integration costs. Acquisition and integration costs were approximately $1.5 million during the three months ended March 29, 2025 as compared to $4.1 million for the same period in fiscal 2024.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $1.6 million for the three months ended March 29, 2025 as compared to $2.4 million for the three months ended March 30, 2024.

Interest Expense. Interest expense was $58.0 million during the three months ended March 29, 2025, compared to $62.9 million during the three months ended March 30, 2024, a decrease of $(4.9) million. The decrease in interest expense was primarily due to lower interest paid on revolver borrowings as a result of the reduction of revolver balances outstanding as compared to the same period in fiscal 2024.

Foreign Currency Gain/(Loss).  Foreign currency losses were $(1.4) million for the three months ended March 29, 2025 as compared to foreign currency gains of $0.2 million for the three months ended March 30, 2024. The change was due primarily to a decrease in gains on the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2024.

Other Income, net. Other income was $3.3 million in the three months ended March 29, 2025, compared to other income of $8.7 million for the three months ended March 30, 2024. The decrease in other income was primarily due to a decrease in casualty insurance gains that was partially offset by an increase in interest income and other expenses as compared to the same period in fiscal 2024.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded an income tax benefit of $1.2 million for the three months ended March 29, 2025, compared to an income tax expense of $3.9 million recorded in the three months ended March 30, 2024, a decrease in tax expense of $5.1 million, which was primarily due to decreased pre-tax earnings of the Company. The effective tax rate was 4.6% for the three months ended March 29, 2025 and March 30, 2024. The effective tax rate for the three months ended March 29, 2025 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), certain taxable income inclusion items in the U.S. based on foreign earnings, certain losses that provided no tax benefit and discrete items including settlement of stock-based compensation awards. The effective tax rate for the three months ended March 30, 2024 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain taxable income inclusion items in the U.S. based on foreign earnings. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 21.7% for the three months ended March 29, 2025, compared to 25.4% for the three months ended March 30, 2024.

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

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 3.625% Notes that were outstanding at March 29, 2025. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6%

Notes, 5.25% Notes and 3.625% Notes, as those definitions permit further adjustments to reflect certain other nonrecurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

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

Reconciliation of Net Income/(Loss) to (Non-GAAP) Adjusted EBITDA to (Non-GAAP) Pro Forma Adjusted EBITDA to Foreign Currency and to (Non-GAAP) Combined Adjusted EBITDA
First Quarter 2025 as compared to First Quarter 2024

	Three Months Ended
(dollars in thousands)	March 29, 2025	March 30, 2024
Net income/(loss) attributable to Darling	$(26,160)	$81,157
Depreciation and amortization	123,835	127,509
Interest expense	57,967	62,876
Income tax expense/(benefit)	(1,154)	3,907
Acquisition and integration costs	1,534	4,054
Change in fair value of contingent consideration	5,441	(25,249)
Foreign currency loss/(gain)	1,362	(236)
Other income, net	(3,333)	(8,656)
Equity in net loss/(income) of Diamond Green Diesel	30,523	(78,419)
Equity in net income of other unconsolidated subsidiaries	(2,628)	(2,310)
Net income attributable to non-controlling interests	2,346	431
Adjusted EBITDA (Non-GAAP)	$189,733	$165,064

Foreign currency exchange impact (1)	4,815	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$194,548	$165,064

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$6,035	$115,061

Combined Adjusted EBITDA (Non-GAAP)	$195,768	$280,125

(1) The average rates for the three months ended March 29, 2025 were €1.00:$1.05, R$1.00:$0.17 and C$1.00:$0.70 as compared to the average rates for the three months ended March 30, 2024 of €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.74, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at March 29, 2025. On March 29, 2025, debt outstanding under the Company’s Amended Credit Agreement, the Company’s 6% Notes, the Company’s 5.25% Notes and the Company’s 3.625% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premium	(5,386)
Carrying value of 6% Notes due 2030	$994,614

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(2,081)
Carrying value of 5.25% Notes due 2027	$497,919

3.625 % Notes due 2026 - Denominated in euros	$557,436
Less unamortized deferred loan costs	(1,314)
Carrying value of 3.625% Notes due 2026	$556,122

Amended Credit Agreement:
Term A-1 facility	$396,000
Less unamortized deferred loan costs	(321)
Carrying value of Term A-1 facility	$395,679

Term A-2 facility	$468,750
Less unamortized deferred loan costs	(444)
Carrying value of Term A-2 facility	$468,306

Term A-3 facility	$297,000
Less unamortized deferred loan costs	(490)
Carrying value of Term A-3 facility	$296,510

Term A-4 facility	$478,125
Less unamortized deferred loan costs	(579)
Carrying value of Term A-4 facility	$477,546

Revolving Credit Facility:
Maximum availability	$1,500,000
Ancillary Facilities	72,617
Borrowings outstanding	155,000
Letters of credit issued	672
Availability	$1,271,711

Other Debt	$79,806

During the first three months of fiscal 2025, the U.S. dollar weakened as compared to the euro at December 28, 2024. Using the euro based debt outstanding at March 29, 2025 and comparing the closing balance sheet rate at March 29, 2025 to the balance sheet rate at December 28, 2024, the U.S. dollar debt balances of euro based debt increased by approximately $20.9 million at March 29, 2025. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at March 29, 2025 of €1.00:$1.0824 as compared to the closing balance sheet rate at December 28, 2024 of €1.00:$1.042.

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

•As of March 29, 2025, the Company had availability of $1,271.7 million under the revolving credit facility, taking into account that the Company had $155.0 million in outstanding borrowings, $72.6 million in ancillary facilities and letters of credit issued of $0.7 million.

•As of March 29, 2025, the Company has borrowed all $400.0 million under the terms of the term A-1 facility and has repaid $4.0 million, which when repaid by the Company cannot be reborrowed. The term A-1 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-1 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-1 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-1 facility then outstanding, due and payable on December 9, 2026.

•As of March 29, 2025, the Company has borrowed all $500.0 million under the terms of the term A-2 facility and has repaid $31.3 million, which when repaid by the Company cannot be reborrowed. The term A-2 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-2 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or September 30, 2022 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-2 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-2 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-2 facility then outstanding, due and payable on December 9, 2026.

•As of March 29, 2025, the Company has borrowed all $300.0 million under the terms of the term A-3 facility and has repaid $3.0 million, which when repaid by the Company cannot be reborrowed. The term A-3 facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A-3 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the second anniversary of December 9, 2021 and continuing until the last day of such quarterly period ending immediately prior to the term A-3 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-3 facility then outstanding, due and payable on December 9, 2026.

•As of March 29, 2025, the Company has borrowed all $500.0 million under the terms of the term A-4 facility and has repaid $21.9 million, which when repaid by the Company cannot be reborrowed. The Term A-4 facility borrowings are repayable in quarterly installments of 0.625% of the aggregate principle amount of the relevant term A-4 facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following the borrowings or

June 30, 2023 and continuing until the last day of such quarterly period ending March 31, 2025, and quarterly installments of 1.25% of the aggregate principle amount of the relevant term A-4 facility due and payable on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter ending June 30, 2025 and continuing until the last day of such quarterly period ending immediately prior to the term A-4 facility maturity date of December 9, 2026 and one final installment in the amount of the term A-4 facility then outstanding, due and payable on December 9, 2026.

•As of March 29, 2025, the Company has repaid all $525.0 million it had borrowed under the terms of the term B facility, none of which can be reborrowed.

•The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings, in each case plus 1.50% per annum or (ii) the base rate or the adjusted term SOFR for a one-month interest period for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.50% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A-1 facility and term A-3 facility equals the adjusted term SOFR plus 1.625% per annum subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50%. The interest rate applicable to any borrowing under the term A-2 facility and term A-4 facility equals the adjusted term SOFR plus 1.50% per annum subject to certain step-ups or step-downs based on the Company’s total leverage ratio with a minimum of 1.00%.

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

Other debt consists of U.S., Canadian, European and Chinese overdraft ancillary facilities, U.S., European and Brazilian finance lease obligations and Brazilian, Chinese and European notes arrangements that are not part of the Company’s Amended Credit Agreement, 6% Notes, 5.25% Notes or 3.625% Notes.

The classification of long-term debt in the Company’s March 29, 2025 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 3.625% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company’s borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company’s direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company’s subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company’s consolidated indebtedness in such a way as to maximize the Company’s ability to move cash from the Company’s subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company’s lenders as a Guarantor. Nevertheless, applicable laws under which the Company’s direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company’s access to profits from the Company’s subsidiaries or otherwise negatively impact the Company’s financial condition and therefore reduce the Company’s ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 3.625% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company’s ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 as filed with the SEC on February 25, 2025.

As of March 29, 2025, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture.

Working Capital and Capital Expenditures

On March 29, 2025, the Company had working capital of $419.0 million and its working capital ratio was 1.40 to 1 compared to working capital of $395.9 million and a working capital ratio of 1.38 to 1 on December 28, 2024.  As of March 29, 2025, the Company had unrestricted cash of $81.5 million and funds available under the revolving credit facility of $1.27 billion, compared to unrestricted cash of $76.0 million and funds available under the revolving credit facility of $1.16 billion at December 28, 2024. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $249.0 million for the first three months ended March 29, 2025, as compared to net cash provided by operating activities of $263.9 million for the first three months ended March 30, 2024, a decrease of $14.9 million. Cash used in investing activities was $50.7 million for the first three months ended March 29, 2025, compared to $291.0 million for the first three months ended March 30, 2024, a decrease in cash used in investing activities of $240.3 million, primarily due to a decrease in payments for acquisitions and contributions to the DGD Joint Venture.  Net cash provided/(used) in financing activities was $(185.2) million for the first three months ended March 29, 2025, compared to $48.8 million for the first three months ended March 30, 2024, an increase in net cash used in financing activities of $234.0 million, primarily due to an increase in debt payments and the purchase of common stock in the first three months ended March 29, 2025 compared to the first three months ended March 30, 2024.

Capital expenditures of $63.0 million were made during the first three months of fiscal 2025, compared to $93.8 million in the first three months of fiscal 2024, a decrease of $(30.8) million. The Company expects to incur additional capital expenditures of approximately $337 million for the remainder of fiscal 2025 including compliance, replacement and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $24.7 million and $9.7 million during the first three months ended March 29, 2025 and March 30, 2024, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first three months of fiscal 2025, the Company has an accrued balance of approximately $23.6 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at March 29, 2025. The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability, general liability and medical claims liability.  The self-insurance reserve liability and medical claims liability are determined annually, based upon third-party actuarial estimates.  The actuarial estimates may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.4 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in the next twelve months.  The minimum pension funding requirements are determined annually, based upon third-party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first three months ended March 29, 2025 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first three months ended March 29, 2025 of approximately $0.4 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008.  The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines.  Volatility in the world equity and other financial markets, including that associated with the Russia-Ukraine war, the Israeli-Palestinian conflict, other Middle Eastern conflicts and the recent tariffs, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA.  The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions among the contributors to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of March 29, 2025, the Company has an aggregate accrued liability of approximately $4.3 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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
On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the three months ended March 29, 2025 and March 30, 2024 of zero and $1.6 million, respectively. As of March 29, 2025 and December 28, 2024, zero was owed to Darling Green under the 2023 DGD Loan Agreement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of March 29, 2025, the DGD Joint Venture had no borrowings outstanding under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St. Charles Plant, and each partner has subsequently made $618.9 million in additional capital contributions to the DGD Joint Venture. As of March 29, 2025, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,038.1 million included on the consolidated balance sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on renewable energy sources, motivated by supporting agricultural economies and finding solutions for GHGs and climate change, has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2024, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Joint Venture as feedstock for renewable diesel. In 2024, DGD was Darling’s largest finished product customer in terms of total net sales, with Darling recording sales of approximately $968.9 million to DGD or 17% of total net sales. For the three months ended March 29, 2025 and March 30, 2024, the Company recorded net sales to the DGD Joint Venture of approximately $218.0 million or 16% and $246.7 million or 17%, respectively of total net sales.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from U.S. or foreign government trade policies, the Russia-Ukraine war and the Israeli-Palestinian conflict and other Middle Eastern conflicts and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2025 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel or SAF projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 3.625% Indenture, as well as suitable cash conservation to withstand adverse commodity cycles.

The Company’s Board of Directors approved a share repurchase program of up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2026, unless further extended or shortened by the Board of Directors. During the first three months of fiscal 2025, $34.7 million of Common Stock was repurchased under the share repurchase program. As of March 29, 2025, the Company had approximately $460.3 million remaining in its share repurchase program.

Each of the factors described above has the potential to adversely impact the Company’s liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for the principal products that the Company sells are typically influenced by sales prices for agricultural-based alternative ingredients, the prices of which are based on established commodity markets and are subject to volatile changes, and sales prices for the principal products that DGD sells are typically influenced by the demand and pricing of renewable diesel, which is dependent on governmental energy policies and programs and impacted by the value of RINs and LCFS credits stemming from such governmental energy policies and programs. Any decline in these prices has the potential to adversely impact the Company’s liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulations and tariffs (including, without limitation, with respect to China), changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company’s liquidity. A decline in commodities prices, adverse changes to governmental energy policies and programs, a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $334.3 million of commodity products consisting of approximately $164.2 million of finished products, approximately $138.1 million of natural gas and diesel fuel and approximately $32.0 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at March 29, 2025.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2025 through fiscal 2029, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company’s Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company’s Amended Credit Agreement at March 29, 2025 (in thousands):

Other commercial commitments:
Standby letters of credit	$672
Standby letters of credit (ancillary facility)	40,634
Foreign bank guarantees	11,566
Total other commercial commitments:	$52,872

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 25, 2025.

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

In addition to those factors discussed elsewhere in this report and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company’s direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company’s indebtedness or other purposes; reduced demands or prices for biofuels, biogases or renewable electricity; global demands for grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand, reduced volume due to government regulations affecting animal production or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat, used cooking oil, protein or collagen (including, without limitation, collagen peptides and gelatin) finished product prices; changes to government policies around the world relating to renewable fuels and GHG emissions that adversely affect prices, margins or markets (including for the DGD Joint Venture), including programs like renewable fuel standards, low carbon fuel standards, renewable fuel mandates and tax credits for biofuels or loss or diminishment of tax credits due to failure to satisfy any eligibility requirements, including, without limitation, in relation to the blenders tax credit or the CFPC; climate related adverse results, including with respect to the Company’s climate goals, targets or commitments; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives or products which do not meet specifications, contract requirements or regulatory standards; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), SARS, BSE, PED or other diseases associated with animal origin in the U.S. or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and a decline in margins on the products produced by the DGD Joint Venture; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections by foreign countries; tax changes, such as global minimum tax measures, or issues related to administration, guidance and/or regulations associated with biofuel policies, including CFPC, and risks associated with the qualification and sale of such credits; difficulties or a significant disruption (including, without limitation, due to cyber-attack) in the Company’s information systems, networks or the confidentiality, availability or integrity of our data or failure to implement new systems and software successfully; risks relating to possible third-party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war and the Israeli-Palestinian conflict and other associated or emerging conflicts in the Middle East; uncertainty regarding the exit of the U.K. from the European Union; uncertainty regarding any administration changes in the U.S. or elsewhere around the world, including, without limitation, impacts to trade, tariffs and/or policies impacting the Company (such as biofuel policies and mandates); and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company’s results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company’s announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company’s natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At March 29, 2025, the Company had corn forward contracts, foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, other commodity forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 4.007% while receiving the 1-Month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the first quarter of 2026. At March 29, 2025 and December 28, 2024, the aggregate fair value of these interest rate swaps was approximately $5.4 million and $4.2 million, respectively. These amounts are included in other current assets, accrued expenses, other assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that are designated as cash flow hedges. The notional amount of these swaps at March 29, 2025 was €465.6 million. Under the contracts, the Company is obligated to pay a 4.6% fixed rate while receiving a weighted average fixed rate of 5.8%. Under the terms of the cross currency swaps, the Company hedged its intercompany notes receivable into the second quarter of 2025. Accordingly, changes in the fair value of the cash flow hedge are initially recorded as gains and/or losses as a component of accumulated other comprehensive loss. We immediately reclassify from accumulated other comprehensive loss to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income (loss) associated with the interest rate differential between the U.S. dollar and a Euro denominated intercompany loan to interest income. At March 29, 2025 and December 28, 2024, the aggregate fair value of these cross currency swaps was approximately $0.7 million and $22.2 million, respectively. At March 29, 2025, these amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 28, 2024, these amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024, the Company entered into corn option and forward contracts on the Chicago Board of Trade that are designated as cash flow hedges. Under the terms of the corn option contracts, the Company hedged a portion of its U.S. forecasted sales of BBP into the second quarter of fiscal 2025. At March 29, 2025 and December 28, 2024, the aggregate fair value of these corn option contracts was approximately zero and $0.1 million, respectively. The amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024 and fiscal 2025, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. As of March 29, 2025 and December 28, 2024, the aggregate fair value of these foreign exchange contracts was approximately $3.4 million and $32.6 million, respectively. As of March 29, 2025, approximately $0.7 million is included in other current assets, approximately $2.8 million is included in noncurrent assets, approximately $6.5 million is included in accrued expenses and approximately $0.4 million is included in other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. As of December 28, 2024, approximately $1.5 million is included in noncurrent assets, approximately $32.9 million is included in accrued expenses and approximately $1.2 million is included in other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into soybean meal forward contracts and heating oil swap and option contracts from time to time. There were not any open designated soybean meal forward or heating oil swap and option contracts by the Company at March 29, 2025 and December 28, 2024, respectively.

As of March 29, 2025, the Company had the following outstanding forward contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	218,553	Euro	34,145	5.81 - 6.85	$37,908
Brazilian real	2,459,943	U.S. dollar	429,592	5.13 - 7.29	429,592
Euro	37,346	U.S. dollar	40,352	1.05 - 1.09	40,352
Euro	73,845	Polish zloty	308,945	4.17 - 4.22	79,930
Euro	10,918	Japanese yen	1,763,824	156.09 - 162.22	11,818
Euro	33,958	Chinese renminbi	267,043	7.86 - 7.87	36,756
Euro	16,421	Australian dollar	28,050	1.70 - 1.72	17,774
Euro	4,247	British pound	3,560	0.84	4,597
Polish zloty	48,802	Euro	11,639	4.19	12,631
British pound	204	Euro	244	0.84	265
British pound	274	U.S. dollar	355	0.77	355
Japanese yen	98,499	U.S. dollar	643	149.10 - 156.18	643
U.S. dollar	366	Japanese yen	54,499	149.08	366
U.S. dollar	981,501	Euro	907,990	1.08	981,501
					$1,654,488

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $1.6 million and are included in other current assets, other assets, accrued expenses and non-current liabilities at March 29, 2025.

Additionally, the Company had corn forward contracts that are marked to market because they did not qualify for hedge accounting at March 29, 2025. These contracts have an aggregate fair value of approximately $3.4 million and are included in other current assets at March 29, 2025.

As of March 29, 2025, the Company had forward purchase agreements in place for purchases of approximately $138.1 million of natural gas and diesel fuel and approximately $32.0 million of other commitments during the next five years. As of March 29, 2025, the Company had forward purchase agreements in place for purchases of approximately $164.2 million of finished product during the next five years.

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

Changes in Internal Control over Financial Reporting.  As required by Exchange Act Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting other than internal controls being implemented at Miropasz.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2025

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 (Contingencies) on pages 23 through 25 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed on June 21, 2024 up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions, and extended to August 13, 2026. During the first three months of fiscal 2025, the Company repurchased approximately $34.7 million, including commissions, worth of its common stock in the open market. As of March 29, 2025, the Company had approximately $460.3 million remaining under the share repurchase program.

The following table is a summary of equity securities purchased by the Company during the first quarter of fiscal 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
January 2025:
December 29, 2024 through January 25, 2025	149,970		34.99	109,957	$491,295,375
February 2025:
January 26, 2025 through February 22, 2025	12,693		39.42	—	491,295,375
March 2025:
February 23, 2025 through March 29, 2025	1,203,298		34.14	932,296	460,274,904
Total	1,365,961	(3)	35.39	1,042,253	$460,274,904

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
(3)    Includes 323,708 shares withheld for the exercise of options and taxes on restricted stock, restricted stock units, performance units and options. The 1,042,253 shares were repurchased at an average of $33.01 per share.
(4)    Represents purchases made during the quarter under the authorization from the Company’s Board of Directors, as announced, to repurchase up to an aggregate of $500.0 million of the Company’s common stock over the period ending August 13, 2026, unless extended or shortened by the Board of Directors.

Item 5.    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Robert W. Day, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Robert W. Day, the Chief Financial Officer of the Company.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024; (ii) Consolidated Statements of Operations for the three months ended March 29, 2025 and March 30, 2024; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 29, 2025 and March 30, 2024; (iv) Consolidated Statements of Stockholders' Equity for the three months ended March 29, 2025 and March 30, 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 29, 2025 and March 30, 2024 and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 7, 2025	By:	/s/ Robert W. Day
Robert W. Day
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)