Form 10-Q
period 2025-06-28
DARLING INGREDIENTS INC.
filed 2025-08-06
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 28, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)
NYSE Texas

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

There were 158,185,905 shares of common stock, $0.01 par value, outstanding at August 1, 2025.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2025

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 28, 2025 and December 28, 2024
(in thousands, except share data)

	June 28, 2025	December 28, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$94,577	$75,973
Restricted cash	27,502	37,579
Accounts receivable, less allowance for credit losses of $15,596 at June 28, 2025 and $16,166 at December 28, 2024	596,456	581,108
Accounts receivable due from related party - Diamond Green Diesel	18,641	9,476
Inventories	605,334	576,837
Prepaid expenses	80,351	81,286
Income taxes refundable	24,050	35,063
Other current assets	48,322	42,114
Total current assets	1,495,233	1,439,436
Property, plant and equipment, less accumulated depreciation of $2,857,332 at June 28, 2025 and $2,579,770 at December 28, 2024	2,786,827	2,713,669
Intangible assets, less accumulated amortization of $648,174 at June 28, 2025 and $567,135 at December 28, 2024	898,820	898,412
Goodwill	2,477,737	2,322,593
Investment in unconsolidated subsidiaries	2,162,232	2,263,709
Operating lease right-of-use assets	232,601	210,692
Other assets	205,275	199,594
Deferred income taxes	16,243	22,368
	$10,274,968	$10,070,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$51,637	$133,020
Accounts payable, principally trade	365,740	348,705
Income taxes payable	14,696	9,723
Current operating lease liabilities	66,633	62,761
Accrued expenses	497,991	489,295
Total current liabilities	996,697	1,043,504
Long-term debt, net of current portion	3,928,689	3,908,978
Long-term operating lease liabilities	169,799	152,327
Other non-current liabilities	203,609	208,350
Deferred income taxes	283,341	293,022
Total liabilities	5,582,135	5,606,181
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 175,625,436 and 174,965,834 shares issued at June 28, 2025 and December 28, 2024, respectively	1,756	1,750
Additional paid-in capital	1,727,851	1,720,877
Treasury stock, at cost; 17,439,531 and 16,068,364 shares at June 28, 2025 and December 28, 2024, respectively	(718,920)	(672,710)
Accumulated other comprehensive loss	(396,262)	(684,241)
Retained earnings	3,998,635	4,012,134
Total Darling's stockholders’ equity	4,613,060	4,377,810
Noncontrolling interests	79,773	86,482
Total stockholders' equity	4,692,833	4,464,292
	$10,274,968	$10,070,473
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 28, 2025 and June 29, 2024
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales to third parties	$1,189,988	$1,220,755	$2,352,630	$2,394,317
Net sales to related party - Diamond Green Diesel	291,530	234,537	509,482	481,274
Total net sales	1,481,518	1,455,292	2,862,112	2,875,591
Costs and expenses:
Cost of sales and operating expenses (excludes depreciation and amortization, shown separately below)	1,135,601	1,128,421	2,204,844	2,245,087
Loss/(gain) on sale of assets	952	222	1,014	(352)
Selling, general and administrative expenses	138,069	129,731	259,625	268,874
Acquisition and integration costs	3,383	1,130	4,917	5,184
Change in fair value of contingent consideration	12,583	(33,122)	18,024	(58,371)
Depreciation and amortization	121,062	124,605	244,897	252,114
Total costs and expenses	1,411,650	1,350,987	2,733,321	2,712,536
Equity in net income/(loss) of Diamond Green Diesel	6,000	44,197	(24,523)	122,616
Operating income	75,868	148,502	104,268	285,671

Other expense:
Interest expense	(51,873)	(69,225)	(109,840)	(132,101)
Loss on early retirement of debt	(2,978)	—	(2,978)	—
Foreign currency gain/(loss)	1,313	413	(49)	649
Other income/(expense), net	(6,526)	(568)	(3,193)	8,088
Total other expense	(60,064)	(69,380)	(116,060)	(123,364)

Equity in net income of other unconsolidated subsidiaries	2,526	3,017	5,154	5,327
Income/(loss) before income taxes	18,330	82,139	(6,638)	167,634

Income tax expense	4,065	774	2,911	4,681

Net income/(loss)	14,265	81,365	(9,549)	162,953

Net income attributable to noncontrolling interests	(1,604)	(2,499)	(3,950)	(2,930)

Net income/(loss) attributable to Darling	$12,661	$78,866	$(13,499)	$160,023

Basic income/(loss) per share	$0.08	$0.49	$(0.09)	$1.00
Diluted income/(loss) per share	$0.08	$0.49	$(0.09)	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months ended June 28, 2025 and June 29, 2024
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income/(loss)	$14,265	$81,365	$(9,549)	$162,953
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	131,081	(168,038)	250,413	(232,708)
Pension adjustments	4,626	262	4,815	524
Commodities derivative adjustments	(911)	(2,349)	234	(34,107)
Interest rate swap adjustments	(3,067)	(3,240)	(4,302)	837
Foreign exchange derivative adjustments	12,034	(18,789)	31,608	(25,648)
Total other comprehensive income/(loss), net of tax	143,763	(192,154)	282,768	(291,102)
Total comprehensive income/(loss)	$158,028	$(110,789)	$273,219	$(128,149)
Comprehensive income/(loss) attributable to noncontrolling interests	(2,121)	2,553	(1,261)	4,154
Comprehensive income/(loss) attributable to Darling	$160,149	$(113,342)	$274,480	$(132,303)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 28, 2025 and June 29, 2024
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 28, 2024	158,897,470	$1,750	$1,720,877	$(672,710)	$(684,241)	$4,012,134	$4,377,810	$86,482	$4,464,292
Net income/(loss)	—	—	—	—	—	(26,160)	(26,160)	2,346	(23,814)
Pension adjustments, net of tax	—	—	—	—	189	—	189	—	189
Commodities derivative adjustments, net of tax	—	—	—	—	1,145	—	1,145	—	1,145
Interest rate swap adjustments, net of tax	—	—	—	—	(1,235)	—	(1,235)	—	(1,235)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	19,574	—	19,574	—	19,574
Foreign currency translation adjustments	—	—	—	—	120,818	—	120,818	(1,486)	119,332
Issuance of non-vested stock	—	—	21	—	—	—	21	—	21
Stock-based compensation	—	—	(2,952)	—	—	—	(2,952)	—	(2,952)
Treasury stock	(1,365,961)	—	—	(46,037)	—	—	(46,037)	—	(46,037)
Issuance of common stock	624,907	6	5,252	—	—	—	5,258	—	5,258
Balances at March 29, 2025	158,156,416	$1,756	$1,723,198	$(718,747)	$(543,750)	$3,985,974	$4,448,431	$87,342	$4,535,773
Net income	—	—	—	—	—	12,661	12,661	1,604	14,265
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,448)	(5,448)
Pension adjustments, net of tax	—	—	—	—	4,626	—	4,626	—	4,626
Commodities derivative adjustments, net of tax	—	—	—	—	(911)	—	(911)	—	(911)
Interest rate swap adjustments, net of tax	—	—	—	—	(3,067)	—	(3,067)	—	(3,067)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	12,034	—	12,034	—	12,034
Foreign currency translation adjustments	—	—	—	—	134,806	—	134,806	(3,725)	131,081
Issuance of non-vested stock	—	—	9	—	—	—	9	—	9
Stock-based compensation	—	—	4,574	—	—	—	4,574	—	4,574
Treasury stock	(5,206)	—	—	(173)	—	—	(173)	—	(173)
Issuance of common stock	34,695	—	70	—	—	—	70	—	70
Balances at June 28, 2025	158,185,905	$1,756	$1,727,851	$(718,920)	$(396,262)	$3,998,635	$4,613,060	$79,773	$4,692,833

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 28, 2025 and June 29, 2024
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

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 28, 2025 and June 29, 2024
(in thousands)
(unaudited)

	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income/(loss)	$(9,549)	$162,953
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	244,897	252,114
Loss/(gain) on sale of assets	1,014	(352)
Change in fair value of contingent consideration	18,024	(58,371)
Gain on insurance proceeds from insurance settlements	—	(5,942)
Deferred taxes	(28,225)	(84,927)
Increase in long-term pension liability	5,633	1,045
Stock-based compensation expense	1,652	23,590
Loss on early retirement of debt	2,978	—
Deferred loan cost amortization	2,886	2,790
Equity in net loss/(income) of Diamond Green Diesel and other unconsolidated subsidiaries	19,369	(127,943)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	131,131	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,147	212,664
Income taxes refundable/payable	16,312	(12,629)
Inventories and prepaid expenses	14,893	123,271
Accounts payable and accrued expenses	(32,765)	(37,879)
Other	(630)	(39,958)
Net cash provided by operating activities	394,767	410,426
Cash flows from investing activities:
Capital expenditures	(133,943)	(191,728)
Acquisitions, net of cash acquired	—	(116,914)
Investment in Diamond Green Diesel	(40,150)	(90,000)
Loan to Diamond Green Diesel	—	(100,000)
Loan repayment from Diamond Green Diesel	—	100,000
Gross proceeds from disposal of property, plant and equipment and other assets	4,555	5,058
Proceeds from insurance settlement	10,173	5,942
Payments related to routes and other intangibles	(7)	(7)
Net cash used in investing activities	(159,372)	(387,649)
Cash flows from financing activities:
Proceeds from long-term debt	1,081,421	3,925
Payments on long-term debt	(1,572,999)	(29,875)
Borrowings from revolving credit facility	868,809	1,121,915
Payments on revolving credit facility	(486,207)	(1,122,883)
Net cash overdraft financing	(24,840)	32,713
Acquisition hold-back payments	(26,927)	—
Deferred loan costs	(14,053)	—
Issuance of common stock	413	437
Repurchase of common stock	(34,668)	(29,192)
Minimum withholding taxes paid on stock awards	(6,715)	(7,209)
Distributions to noncontrolling interests	—	(2,044)
Net cash used in financing activities	(215,766)	(32,213)
Effect of exchange rate changes on cash	(18,227)	10,578
Net increase in cash, cash equivalents and restricted cash	1,402	1,142
Cash, cash equivalents and restricted cash at beginning of period	217,307	264,450
Cash, cash equivalents and restricted cash at end of period	$218,709	$265,592

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 28, 2025
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and six month periods ended June 28, 2025 and June 29, 2024, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2024.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of June 28, 2025, and include the 13 and 26 weeks ended June 28, 2025, and the 13 and 26 weeks ended June 29, 2024.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of June 28, 2025 and December 28, 2024, primarily represents the current portion of acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. Restricted cash included in other long term assets on the Consolidated Balance Sheet as of June 28, 2025 and December 28, 2024, primarily represents the long term acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	June 28, 2025	December 28, 2024
Cash and cash equivalents	$94,577	$75,973
Restricted cash	27,502	37,579
Restricted cash included in other long-term assets	96,630	103,755
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$218,709	$217,307

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third-party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third-party banks without recourse for cash less a nominal fee. For the three months ended June 28, 2025 and June 29, 2024, the Company sold approximately $129.1 million and $158.2 million of its trade receivables and incurred approximately $1.5 million and $2.3 million in fees, respectively. For the six months ended June 28, 2025 and June 29, 2024, the Company sold approximately $254.6 million and $295.6 million of its trade receivables and incurred approximately $2.9 million and $4.5 million in fees, respectively.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		June 28, 2025			June 29, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income attributable to Darling	$12,661	158,339	$0.08	$78,866	159,815	$0.49
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,467			2,881
Less: Pro forma treasury shares		(1,072)			(991)
Diluted:
Net income attributable to Darling	$12,661	159,734	$0.08	$78,866	161,705	$0.49

	Net Income/(loss) per Common Share (in thousands, except per share data)
	Six Months Ended
		June 28, 2025			June 29, 2024
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net Income/(loss) attributable to Darling	$(13,499)	158,436	$(0.09)	$160,023	159,813	$1.00
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		—			2,968
Less: Pro forma treasury shares		—			(976)
Diluted:
Net income/(loss) attributable to Darling	$(13,499)	158,436	$(0.09)	$160,023	161,805	$0.99

For the three months ended June 28, 2025 and June 29, 2024, respectively, no outstanding stock options were excluded from diluted income/(loss) per common share as the effect would be antidilutive. For the three months ended June 28, 2025 and June 29, 2024, respectively, 497,454 and 763,104 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

For the six months ended June 28, 2025 and June 29, 2024, respectively, 2,177,039 and zero outstanding stock options were excluded from diluted income/(loss) per common share as the effect would be antidilutive. For the six months ended June 28, 2025 and June 29, 2024, respectively, 1,072,630 and 718,563 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

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

As a result of the Russia-Ukraine war and the ongoing or emerging conflicts in the Middle East and the current inflationary environment that might be further impacted by tariffs, we have evaluated the potential impact to the Company’s operations and for any indicators of triggering events that could indicate certain of the Company’s assets may be impaired. Through the six months ended June 28, 2025, the Company has not observed any impairments of the Company’s assets or a significant change in their fair value due to the Russia-Ukraine war and the ongoing or emerging conflicts in the Middle East or inflation or the impacts of tariffs.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly owned subsidiary of Darling entered into a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Assets:
Cash	$163,846	$353,446
Total other current assets	1,106,712	1,137,821
Property, plant and equipment, net	3,798,391	3,868,943
Other assets	315,491	100,307
Total assets	$5,384,440	$5,460,517
Liabilities and members' equity:
Revolver	$100,000	$—
Total other current portion of long term debt	30,496	29,809
Total other current liabilities	265,023	319,688
Total long term debt	691,736	707,158
Total other long term liabilities	18,078	17,195
Total members' equity	4,279,107	4,386,667
Total liabilities and members' equity	$5,384,440	$5,460,517

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:
Operating revenues	$1,097,831	$1,184,076	$1,997,740	$2,595,191
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	1,119,445	1,014,927	2,096,551	2,174,283
Lower of cost or market (LCM) inventory valuation adjustment	(111,245)	15,866	(202,249)	37,504
Depreciation, amortization and accretion expense	61,529	61,910	129,001	127,200
Total costs and expenses	1,069,729	1,092,703	2,023,303	2,338,987
Operating income/(loss)	28,102	91,373	(25,563)	256,204
Other income	2,181	6,058	5,883	9,278
Interest and debt expense, net	(12,844)	(9,037)	(22,150)	(20,279)
Income/(loss) before income tax expense	17,439	88,394	$(41,830)	$245,203
Income tax expense/(benefit)	1,105	—	1,144	(29)
Net income/(loss)	$16,334	$88,394	$(42,974)	$245,232

As of June 28, 2025, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,082.9 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $6.0 million and $44.2 million for the three months ended June 28, 2025 and June 29, 2024, respectively. The Company has recorded equity in net income/(loss) from the DGD Joint Venture of approximately $(24.5) million and $122.6 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blenders tax credits of $1.00 per gallon were extended as is until December 31, 2024, a new Sustainable Aviation Fuel (“SAF”) blenders tax credit was introduced effective for 2023 and 2024, and a new Clean Fuels Production Credit (the “CFPC”) was created effective from 2025 through 2027. Under the IR Act, Section 40B, SAF, blended with Jet A and sold on or before December 31, 2024, receives a base credit of $1.25 per gallon plus $0.01 for each percentage point by which the lifecycle greenhouse gas (“GHG”) emissions reduction percentage exceeds 50% up to a maximum supplementary amount of $0.50. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel (adjusted for inflation each calendar year) multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. Similarly, SAF produced during calendar year 2025 at a qualified facility that meets the apprenticeship and prevailing wage requirements receives a base credit of $1.75 (adjusted for inflation each calendar year) multiplied by the GHG emissions factor for SAF. In contrast to the blenders tax credit, the CFPC requires that production must take place in the United States. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions. With respect to the CFPC, the OBBBA extends the credit for two years through December 31, 2029, reduces the maximum credit rate for SAF to $1.00 per gallon for gallons produced after December 31, 2025, and beginning in 2026 all eligible transportation fuel must be derived exclusively from feedstocks produced or grown in the U.S., Mexico or Canada. Furthermore, on July 21, 2025, the Internal Revenue Service released Notice 2025-37, announcing the 2025 calendar year inflation adjustment factor for several green energy credits added to the Code by the IR Act, including the CFPC. Specifically, the base credit for on-road transportation fuel is increased to $1.06 per gallon (from $1.00 per gallon) and SAF is increased to $1.86 per gallon (from $1.75 per gallon) provided the fuel is produced at a qualified facility meeting the prevailing wage and apprenticeship requirements. These revised base credits, subject to the aforementioned emission reduction percentages, are applicable for on-road transportation fuel and SAF produced and sold in 2025 (i.e., retroactive effective date of January 1, 2025). For the three months ended June 28, 2025 and June 29, 2024, the DGD Joint Venture recorded approximately $140.2 million and $308.2 million of production tax credits and blenders tax credits, respectively. For the six months ended June 28, 2025 and June 29, 2024, the DGD Joint Venture recorded approximately $191.1 million and $639.2 million of production tax credits and blenders tax credits, respectively. The production tax credit and blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture.

In the six months ended June 28, 2025 and June 29, 2024, the Company received approximately $129.5 million and zero in dividend distributions from the DGD Joint Venture, respectively. In the six months ended June 28, 2025 and June 29, 2024, respectively, the Company made approximately $40.2 million and $90.0 million in capital contributions to the DGD Joint Venture. Subsequent to June 28, 2025, the Company made a capital contribution of approximately $57.0 million on June 30, 2025 to the DGD Joint venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

Nextida Joint Venture

On May 12, 2025, the Company signed a non-binding term sheet with Tessenderlo Group NV (“Tessenderlo”) (XBRU: TESB) to form a joint venture. The purpose of the joint venture is to combine the collagen and gelatin businesses of the Company, which businesses operate under the Rousselot brand, and Tessenderlo, which businesses operate under the PB Leiner brand. These businesses will be contributed to a new company called Nextida™. The Company will hold an 85% ownership stake in the joint venture and Tessenderlo will hold the remaining 15% ownership stake. The term sheet covers customary items, including structure, governance, and management of the joint venture. The formation of the joint venture is subject to customary due diligence, negotiation of definitive transaction documents, satisfaction of customary closing conditions, and regulatory approvals.

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

The Company incurred acquisition and integration costs of approximately $3.4 million and $1.1 million for the three months ended June 28, 2025 and June 29, 2024, respectively. The Company incurred acquisition and integration costs of approximately $4.9 million and $5.2 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	June 28, 2025	December 28, 2024
Finished product	$348,486	$335,116
Work in process	100,817	92,762
Raw material	40,103	38,117
Supplies and other	115,928	110,842
	$605,334	$576,837

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	June 28, 2025	December 28, 2024
Indefinite Lived Intangible Assets:
Trade names	$54,068	$51,050
	54,068	51,050
Finite Lived Intangible Assets:
Routes	748,559	714,801
Customer relationships	307,642	278,920
Permits	329,697	316,038
Non-compete agreements	60	60
Trade names	84,070	82,401
Royalties, product development, patents, consulting, land use rights and leasehold	22,898	22,277
	1,492,926	1,414,497
Accumulated Amortization:
Routes	(292,432)	(254,164)
Customer relationships	(63,722)	(44,476)
Permits	(209,852)	(189,500)
Non-compete agreements	(38)	(33)
Trade names	(75,103)	(72,549)
Royalties, product development, patents, consulting, land use rights and leasehold	(7,027)	(6,413)
	(648,174)	(567,135)
Total intangible assets, less accumulated amortization	$898,820	$898,412

Gross intangible assets changed primarily due to foreign currency translation impact in the first six months of fiscal 2025. Amortization expense for the three months ended June 28, 2025 and June 29, 2024, was approximately $25.8 million and $28.4 million, respectively, and for the six months ended June 28, 2025 and June 29, 2024, was approximately $51.1 million and $56.4 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 28, 2024
Goodwill	$1,453,677	$774,998	$144,582	$2,373,257
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,437,763	771,828	113,002	2,322,593
Foreign currency translation	71,815	69,183	14,146	155,144
Balance at June 28, 2025
Goodwill	1,525,492	844,181	158,728	2,528,401
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,509,578	$841,011	$127,148	$2,477,737

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 28, 2025	December 28, 2024
Compensation and benefits	$140,314	$139,011
Accrued operating expenses	81,147	73,239
Short-term acquisition hold-backs	28,196	38,620
Short-term contingent consideration	51,201	28,862
Other accrued expense	197,133	209,563
	$497,991	$489,295

(9)    Debt

Debt consists of the following (in thousands):

	June 28, 2025	December 28, 2024
Amended Credit Agreement:
Revolving Credit Facility ($171.2 million and zero denominated in € at June 28, 2025 and December 28, 2024, respectively)	$651,156	$267,000

Term A facility	900,000	—
Less unamortized deferred loan costs	(4,173)	—
Carrying value Term A facility	895,827	—

Term A-1 facility	—	397,000
Less unamortized deferred loan costs	—	(366)
Carrying value Term A-1 facility	—	396,634

Term A-2 facility	—	471,875
Less unamortized deferred loan costs	—	(509)
Carrying value Term A-2 facility	—	471,366

Term A-3 facility	—	297,750
Less unamortized deferred loan costs	—	(560)
Carrying value Term A-3 facility	—	297,190

Term A-4 facility	—	481,250
Less unamortized deferred loan costs	—	(664)
Carrying value Term A-4 facility	—	480,586

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premium	(5,166)	(5,605)
Carrying value 6% Senior Notes due 2030	994,834	994,395

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(1,840)	(2,322)
Carrying value 5.25% Senior Notes due 2027	498,160	497,678

4.5% Senior Notes due 2032 - Denominated in euro with effective interest of 4.7%	879,225	—
Less unamortized deferred loan costs - Denominated in euro	(10,697)	—
Carrying value 4.5% Senior Notes due 2032	868,528	—

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	—	536,733
Less unamortized deferred loan costs - Denominated in euro	—	(1,542)
Carrying value 3.625% Senior Notes due 2026	—	535,191

Other Notes and Obligations	71,821	101,958
	3,980,326	4,041,998
Less Current Maturities	51,637	133,020
	$3,928,689	$3,908,978

As of June 28, 2025, the Company had €146.0 million outstanding debt under the revolving credit facility denominated in euros and €750.0 million of outstanding debt under the Company’s 4.5% Senior Notes due 2032 denominated in euros. In addition, at June 28, 2025, the Company had finance lease obligations denominated in euros of approximately €5.0 million.

As of June 28, 2025, the Company had other notes and obligations of $71.8 million that consist of various overdraft facilities of approximately $31.8 million, Brazilian notes of approximately $16.4 million, and other debt of approximately $23.6 million, including the euro denominated finance lease obligations above and the U.S. finance lease obligations of approximately $2.3 million.

Senior Secured Credit Facilities. On June 25, 2025, Darling, Darling International Canada Inc. (“Darling Canada”), Darling International NL Holdings B.V. (“Darling NL”) and Darling Ingredients International Holding B.V. (“Darling

Holding”) entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated the Company's then existing Second Amended and Restated Credit Agreement dated January 6, 2014 (as amended from time to time, the “Previous Credit Agreement”), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents party thereto. The Amended Credit Agreement refinanced the loans and commitments outstanding under the Previous Credit Agreement and provides for senior secured credit facilities in the aggregate principal amount of $2.9 billion comprised of (i) the Company’s $900.0 million six-year term A facility (partially comprised of $395.0 million of term A-1 facility and $296.3 million of term A-3 Facility which, in each case, were cashlessly rolled from the Previous Credit Agreement) and (ii) the Company’s $2.0 billion five-year revolving credit facility (up to $50.0 million (as such amount may be increased to an amount not exceeding $150.0 million to the extent consented to by the applicable issuing banks) of which will be available for a letter of credit subfacility and up to $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the Canadian Overnight Repo Rate Average (CORRA) for borrowings denominated in Canadian dollars or the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings, in each case plus 1.50% per annum or (ii) the alternative base rate (ABR) for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.50% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A facility equals the adjusted term SOFR plus 1.75% per annum or ABR plus 0.75% subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50% for SOFR borrowings and a minimum of 0.50% for ABR borrowings.

As of June 28, 2025, the Company had (i) $480.0 million outstanding under the revolver at SOFR plus a margin of 1.50% per annum for a total of 5.8192% per annum, (ii) $900.0 million outstanding under the term A facility at SOFR plus a margin of 1.75% per annum for a total of 6.06920% per annum, (iii) €124.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.50% per annum for a total of 3.389% per annum and (iv) €22.0 million outstanding under the swingline facility of the revolving credit facility at ESTR plus a margin of 0.50% per annum for a total of 2.429% per annum. As of June 28, 2025, the Company had revolving credit facility availability of $1.27 billion, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $75.9 million and letters of credit issued of $0.6 million. The Company also had foreign bank guarantees of approximately $12.4 million that are not part of the Company’s Amended Credit Agreement at June 28, 2025. In addition, the Company capitalized approximately $7.5 million of deferred loan costs as of June 28, 2025 in connection with the Amended Credit Agreement.

4.5% Senior Notes due 2032. On June 24, 2025, Darling Global Finance B.V. (the “4.5% Issuer”), an indirect, wholly-owned subsidiary of Darling, issued and sold €750.0 million aggregate principal amount of 4.5% Senior Notes due 2032 (the “4.5% Notes”). The 4.5% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 24, 2025 (the “4.5% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, GLAS Trust Company LLC, as trustee, principal paying agent and registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to (i) redeem the Company’s previous 3.625% senior notes and repay or otherwise refinance the Company’s Previous Credit Agreement, and (ii) pay costs, fees and expenses related to the refinancing.

The 4.5% Notes will mature on July 15, 2032. The 4.5% Issuer pays interest on the 4.5% Notes on January 15 and July 15 of each year commencing on January 15, 2026. Interest on the 4.5% Notes accrues at a rate of 4.5% per annum and is payable in cash. The 4.5% Notes are guaranteed by Darling and all of Darling’s restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that are borrowers under or guarantee the Senior Secured Credit Facilities (collectively, the “4.5% Guarantors”). The 4.5% Notes and the guarantees thereof are senior unsecured obligations of the 4.5% Issuer and the 4.5% Guarantors and rank equally in right of payment to all of the 4.5% Issuer's and the 4.5% Guarantors’ existing and future senior indebtedness. The 4.5% Indenture contains covenants limiting Darling’s ability and the ability of its restricted subsidiaries (including the 4.5% Issuer) to, among other things: grant liens to secure indebtedness and merge with or into other companies or otherwise dispose of all or substantially all of their assets. The 4.5% Indenture also requires any non-guarantor restricted subsidiary that is a borrower under or that guarantees the Senior Secured Credit Facilities or, if the Senior Secured Credit Facilities are not outstanding, incurs certain material indebtedness, to guarantee the notes, unless such non-guarantor restricted subsidiary is a foreign subsidiary, receivables entity or another exception applies. These covenants include significant exceptions and qualifications. The 4.5% Indenture does not directly restrict the issuer or the guarantors from incurring indebtedness, paying dividends or making other distributions, repurchasing Darling’s capital stock, or making investments. The Company capitalized approximately $10.6 million of deferred loan costs as of June 28, 2025 in connection with the 4.5% Notes.
Other than in connection with a change of control repurchase event, as described in the 4.5% Indenture, the 4.5% Issuer is not required to make mandatory redemption or sinking fund payments on the 4.5% Notes. The 4.5% Issuer may redeem some or all of the 4.5% Notes at any time prior to July 15, 2028 at a redemption price of 100% of the principal amount plus a “make-whole” premium as provided in the 4.5% Indenture. The 4.5% Notes become redeemable at any time from July 15, 2028, in whole or in part, at the fixed redemption price specified in the 4.5% Indenture.

As of June 28, 2025, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 4.5% Senior Notes due 2032.

(10)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 28, 2025	December 28, 2024
Accrued pension liability	$19,934	$17,676
Reserve for self-insurance, litigation, environmental and tax matters	83,647	80,757
Long-term acquisition hold-backs	96,202	104,684
Other	3,826	5,233
	$203,609	$208,350

(11)    Income Taxes

The Company has provided income taxes for the three months ended June 28, 2025 and June 29, 2024, based on its estimate of the effective tax rate for the entire 2025 and 2024 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of June 28, 2025 and June 29, 2024, the Company had $10.8 million and $13.6 million, respectively, of gross unrecognized tax benefits and $2.7 million and $1.7 million, respectively, of related accrued interest and penalties. The Company’s gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

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

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the new legislation on our financial statements.

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

(12)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and six months ended June 28, 2025 and June 29, 2024 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Defined benefit pension plans
Actuarial gain recognized	$50	$—	$(12)	$—	$38	$—
Amortization of prior service (cost)/benefit	(2)	(6)	1	2	(1)	(4)
Amortization of actuarial loss	207	349	(49)	(83)	158	266
Amortization of settlement	5,854	—	(1,423)	—	4,431	—
Total defined benefit pension plans	6,109	343	(1,483)	(81)	4,626	262
Corn option derivatives
Reclassified to earnings	18	—	(5)	—	13	—
Activity recognized in other comprehensive income/(loss)	(4)	1,404	2	(341)	(2)	1,063
Total corn option derivatives	14	1,404	(3)	(341)	11	1,063
Heating oil derivatives at DGD (Note 15)
Activity recognized in other comprehensive income/(loss)	(1,218)	(4,507)	296	1,095	(922)	(3,412)
Total heating oil derivatives	(1,218)	(4,507)	296	1,095	(922)	(3,412)
Interest swap derivatives
Reclassified to earnings	(4,476)	(9,305)	1,087	2,261	(3,389)	(7,044)
Activity recognized in other comprehensive income/(loss)	424	5,026	(102)	(1,222)	322	3,804
Total interest swap derivatives	(4,052)	(4,279)	985	1,039	(3,067)	(3,240)
Foreign exchange derivatives
Reclassified to earnings	(851)	(1,399)	291	462	(560)	(937)
Activity recognized in other comprehensive income/(loss)	19,063	(27,004)	(6,469)	9,152	12,594	(17,852)
Total foreign exchange derivatives	18,212	(28,403)	(6,178)	9,614	12,034	(18,789)

Foreign currency translation	135,013	(168,285)	(3,932)	247	131,081	(168,038)

Other comprehensive income/(loss)	$154,078	$(203,727)	$(10,315)	$11,573	$143,763	$(192,154)

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Defined benefit pension plans
Actuarial gain recognized	$50	$—	$(12)	$—	$38	$—
Amortization of prior service (cost)/benefit	(4)	(12)	2	5	(2)	(7)
Amortization of actuarial loss	456	698	(108)	(167)	348	531
Amortization of settlement	5,854	—	(1,423)	—	4,431	—
Total defined benefit pension plans	6,356	686	(1,541)	(162)	4,815	524
Soybean meal option derivatives
Reclassified to earnings	—	(33)	—	8	—	(25)
Total soybean meal option derivatives	—	(33)	—	8	—	(25)
Corn option derivatives
Reclassified to earnings	385	—	(94)	—	291	—
Activity recognized in other comprehensive income/(loss)	(257)	1,404	63	(341)	(194)	1,063
Total corn option derivatives	128	1,404	(31)	(341)	97	1,063
Heating oil derivatives at DGD (Note 15)
Activity recognized in other comprehensive income/(loss)	182	(46,426)	(45)	11,281	137	(35,145)
Total heating oil derivatives	182	(46,426)	(45)	11,281	137	(35,145)
Interest swap derivatives
Reclassified to earnings	13,217	(26,785)	(3,212)	6,509	10,005	(20,276)
Activity recognized in other comprehensive income/(loss)	(18,900)	27,891	4,593	(6,778)	(14,307)	21,113
Total interest swap derivatives	(5,683)	1,106	1,381	(269)	(4,302)	837
Foreign exchange derivatives
Reclassified to earnings	(4,513)	(7,395)	1,523	2,508	(2,990)	(4,887)
Activity recognized in other comprehensive income/(loss)	52,222	(31,419)	(17,624)	10,658	34,598	(20,761)
Total foreign exchange derivatives	47,709	(38,814)	(16,101)	13,166	31,608	(25,648)

Foreign currency translation	256,107	(233,628)	(5,694)	920	250,413	(232,708)

Other comprehensive income/(loss)	$304,799	$(315,705)	$(22,031)	$24,603	$282,768	$(291,102)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax, for the three and six months ended June 28, 2025 and June 29, 2024 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$—	$—	$—	$33	Net sales
Foreign exchange contracts	851	1,399	4,513	7,395	Net sales
Corn option derivatives	(18)	—	(385)	—	Cost of sales and operating expenses
Interest swaps	4,476	9,305	(13,217)	26,785	Foreign currency gain/(loss) and interest expense
	5,309	10,704	(9,089)	34,213	Total before tax
	(1,373)	(2,723)	1,783	(9,025)	Income taxes
	3,936	7,981	(7,306)	25,188	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$2	$6	$4	$12	(a)
Amortization of actuarial loss	(207)	(349)	(456)	(698)	(a)
Amortization of settlement	(5,854)	—	(5,854)	—	(a)
	(6,059)	(343)	(6,306)	(686)	Total before tax
	1,471	81	1,529	162	Income taxes
	(4,588)	(262)	(4,777)	(524)	Net of tax
Total reclassifications	$(652)	$7,719	$(12,083)	$24,664	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company’s Consolidated Financial Statements included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of June 28, 2025 as follows (in thousands):

	Six Months Ended June 28, 2025
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/ (loss) December 28, 2024, attributable to Darling, net of tax	$(648,827)	$(23,825)	$(11,589)	$(684,241)
Other comprehensive loss before reclassifications	250,413	20,234	38	270,685
Amounts reclassified from accumulated other comprehensive income/ (loss)	—	7,306	4,777	12,083
Net current-period other comprehensive income	250,413	27,540	4,815	282,768
Noncontrolling interest	(5,211)	—	—	(5,211)
Accumulated Other Comprehensive income/ (loss) June 28, 2025, attributable to Darling, net of tax	$(393,203)	$3,715	$(6,774)	$(396,262)

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

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed on June 21, 2024 up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions, and extended to August 13, 2026. During the first six months of fiscal 2025, $34.7 million of Common Stock was repurchased under the share repurchase program. As of June 28, 2025, the Company had approximately $460.3 million remaining under the share repurchase program.

(14)    Employee Benefit Plans

During the second quarter of fiscal 2025, the Company terminated two of the Company's domestic defined benefit pension plans, resulting in a curtailment and a settlement for financial reporting purposes. Net pension cost for the three and six months ended June 28, 2025 and June 29, 2024 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$755	$783	$1,498	$1,574
Interest cost	1,770	1,906	3,687	3,817
Expected return on plan assets	(1,615)	(1,806)	(3,331)	(3,616)
Amortization of prior service cost	(2)	(6)	(4)	(12)
Amortization of actuarial loss	207	349	456	698
Amortization of settlement	5,854	—	5,854	—
Net pension cost	$6,969	$1,226	$8,160	$2,461

Based on annual actuarial estimates, at June 28, 2025 the Company expects to contribute approximately $4.2 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended June 28, 2025 and June 29, 2024 of approximately $1.3 million and $1.2 million, respectively.

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

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of June 28, 2025, the Company has an aggregate accrued liability of approximately $4.2 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.
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

At June 28, 2025, the Company had foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, soybean meal option contracts, other commodity forward contracts, interest rate swaps and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2025 and fiscal 2024, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by Financial Accounting Standards Board (“FASB”) ASC Topic 323.

Cash Flow Hedges

In fiscal 2023, the Company designated interest rate swaps as cash flow hedges of the interest rate risk on a portion of its outstanding variable rate debt. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. The interest rate swaps are still held by the Company as nondesignated hedges, carried at fair value on the balance sheet with changes in fair value recognized in interest expense. At June 28, 2025, the aggregate fair value of these interest rate swaps was approximately $5.1 million and was recorded in other current assets. At December 28, 2024, the aggregate fair value of these interest rate swaps was approximately $4.2 million and was recorded in other current assets, accrued expenses, other assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that were designated as cash flow hedges to hedge the Company’s intercompany loans. During the three months ended June 28, 2025, the intercompany loans and cross currency swaps were settled. At June 28, 2025 and December 28, 2024, the aggregate fair value of these cross currency swaps was approximately zero and $22.2 million, respectively. At December 28, 2024, these amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024 and fiscal 2025, the Company entered into foreign exchange options and forward contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. At June 28, 2025 and December 28, 2024, the aggregate fair value of these foreign exchange contracts was approximately $12.3 million and $32.6 million, respectively. These amounts are included in other current assets, other long term assets, accrued expenses and other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and option contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. There were not any open designated corn, soybean meal or heating oil contracts entered into by the Company at June 28, 2025.

As of June 28, 2025, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	236,144	Euro	35,538
Brazilian real	2,654,714	U.S. dollar	460,975
Euro	24,864	U.S. dollar	28,793
Euro	79,784	Polish zloty	341,545
Euro	10,898	Japanese yen	1,833,785
Euro	32,964	Chinese renminbi	269,710
Euro	16,041	Australian dollar	28,330
Euro	4,247	British pound	3,638
Polish zloty	49,199	Euro	11,477
British pound	156	Euro	182
British pound	206	U.S. dollar	276
Japanese yen	129,480	U.S. dollar	898
U.S. dollar	232	Japanese yen	34,181

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at June 28, 2025 into earnings over the next 12 months for all cash flow hedges will be approximately $2.2 million. As of June 28, 2025, $4.1 million has been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the three and six months ended June 28, 2025 and June 29, 2024 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Foreign exchange	Foreign currency loss/(gain)	$(549)	$(194)	$(836)	$(850)
Foreign exchange	Net sales	(517)	158	(584)	642
Foreign exchange	Cost of sales and operating expenses	132	(107)	192	(299)
Foreign exchange	Selling, general and administrative expenses	(6,978)	8,091	(14,167)	9,572
Interest rate swap	Interest expense	(961)	—	(961)	—
Corn options and futures	Net sales	—	238	—	546
Corn options and futures	Cost of sales and operating expenses	(380)	(1,868)	(1,981)	(2,236)
Soybean meal	Net sales	221	—	221	—
Soybean oil	Net sales	(158)	—	(158)	—
Other commodities	Selling, general and administrative expenses	(424)	—	(701)	—
Total		$(9,614)	$6,318	$(18,975)	$7,375

At June 28, 2025, the Company had forward purchase agreements in place for purchases of approximately $275.3 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(16)        Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of June 28, 2025 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at June 28, 2025 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$36,928	$—	$36,928	$—
Total Assets	$36,928	$—	$36,928	$—

Liabilities
Derivative liabilities	$12,003	$—	$12,003	$—
Contingent consideration	51,201	—	—	51,201
Total Liabilities	$63,204	$—	$12,003	$51,201

		Fair Value Measurements at December 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$30,693	$—	$30,693	$—
Total Assets	$30,693	$—	$30,693	$—

Liabilities
Derivative liabilities	$41,920	$—	$41,920	$—
Contingent consideration	28,862	—	—	28,862
Total Liabilities	$70,782	$—	$41,920	$28,862

Derivative assets and liabilities consist primarily of the Company’s corn option and future contracts, foreign currency forward and option contracts, interest rate swap contracts and cross currency swap contracts which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk. See Note 15 (Derivatives) to the Company’s Consolidated Financial Statements included herein for discussion on the Company’s derivatives.

The fair value measurement of contingent consideration liability uses significant unobservable inputs (level 3). Through the quarter ended March 29, 2025, we estimated the fair value of the FASA contingent consideration using a Monte Carlo simulation methodology from a third-party that includes simulating the forecasted net income or earnings plus interest expense, taxes, depreciation and amortization (“EBITDA”) using a Geometric Brownian Motion in a risk-neutral framework. The assumptions used in the FASA contingent consideration analysis included the EBITDA forecast through the remaining term of the contingent consideration, an EBITDA discount rate, an EBITDA volatility, credit spread, risk-free rate and exchange rate. Significant increases and decreases in these inputs could result in a significantly lower or higher fair value measurement of the FASA contingent consideration. At June 28, 2025, no Monte Carlo model was used as the contingent consideration period had elapsed and actual EBITDA was known, subject to seller approval, and therefore the liability was recorded based on the actual EBITDA calculation. The changes in contingent consideration liability are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 28, 2024	$28,862
Total included in earnings during period	18,024
Exchange rate changes	4,315
Balance as of June 28, 2025	$51,201

Fair value of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurements at June 28, 2025 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$1,015,100	$—	$1,015,100	$—
5.25% Senior notes	498,750	—	498,750	—
4.5% Senior notes	884,676	—	884,676	—
Term Loan A	895,500	—	895,500	—
Revolver debt	644,644	—	644,644	—
Total Liabilities	$3,938,670	$—	$3,938,670	$—

		Fair Value Measurements at December 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$982,500	$—	$982,500	$—
5.25% Senior notes	490,000	—	490,000	—
3.625% Senior notes	534,908	—	534,908	—
Term loan A-1	395,015	—	395,015	—
Term loan A-2	469,516	—	469,516	—
Term loan A-3	296,261	—	296,261	—
Term loan A-4	478,844	—	478,844	—
Revolver debt	264,330	—	264,330	—
Total Liabilities	$3,911,374	$—	$3,911,374	$—

The fair value of the senior notes, term loan A, term loan A-1, term loan A-2, term loan A-3, term loan A-4 and revolver debt is based on market quotation from third-party banks. The carrying amount of the Company’s other debt is not deemed to be significantly different from the fair value and all other instruments have been recorded at fair value.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental and litigation. At June 28, 2025 and December 28, 2024, the reserves for insurance, regulatory, governmental, environmental and litigation reflected on the balance sheet in accrued expenses and other non-current liabilities was approximately $99.3 million and $97.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $39.0 million as of June 28, 2025 and December 28, 2024, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the pending lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate (a)	Total
Three Months Ended June 28, 2025
Total net sales	$936,532	$386,142	$158,844	$—	$1,481,518
Cost of sales and operating expenses	722,081	282,233	131,287	—	1,135,601
Gross margin	214,451	103,909	27,557	—	345,917

Loss/(gain) on sale of assets	1,085	(24)	(109)	—	952
Selling, general and administrative expenses	77,464	33,987	9,027	17,591	138,069
Acquisition and integration costs	—	—	—	3,383	3,383
Change in fair value of contingent consideration	12,583	—	—	—	12,583
Depreciation and amortization	83,419	27,391	8,763	1,489	121,062
Equity in net income of Diamond Green Diesel	—	—	6,000	—	6,000
Segment operating income/(loss)	39,900	42,555	15,876	(22,463)	75,868

Equity in net income of other unconsolidated subsidiaries	2,526	—	—	—	2,526
Segment income/(loss)	42,426	42,555	15,876	(22,463)	78,394

Total other expense (b)					(60,064)
Income before income taxes					$18,330

(a)    Included in corporate activities are general corporate expenses.

(b)    Total other expense includes interest expense, loss on early retirement of debt, foreign currency gain (loss) and other income (expense). Interest expense, loss on early retirement of debt and foreign currency gain (loss) are separately disclosed on our Consolidated Statements of Operations. Other income/(expense) consists of interest income of approximately $3.0 million, casualty loss of approximately $(0.9) million, other pension expense excluding service cost of approximately $(6.2) million and other expense of approximately $(2.4) million.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 29, 2024
Total net sales	$934,147	$378,841	$142,304	$—	$1,455,292
Cost of sales and operating expenses	737,871	276,760	113,790	—	1,128,421
Gross margin	196,276	102,081	28,514	—	326,871

Loss/(gain) on sale of assets	205	37	(20)	—	222
Selling, general and administrative expenses	74,015	28,844	8,409	18,463	129,731
Acquisition and integration costs	—	—	—	1,130	1,130
Change in fair value of contingent consideration	(33,122)	—	—	—	(33,122)
Depreciation and amortization	86,444	27,372	8,723	2,066	124,605
Equity in net income of Diamond Green Diesel	—	—	44,197	—	44,197
Segment operating income/(loss)	68,734	45,828	55,599	(21,659)	148,502

Equity in net income of other unconsolidated subsidiaries	3,017	—	—	—	3,017
Segment income/(loss)	71,751	45,828	55,599	(21,659)	151,519

Total other expense (c)					(69,380)
Income before income taxes					$82,139

(c)    Total other expense includes interest expense, loss on early retirement of debt, foreign currency gain (loss) and other income (expense). Interest expense, loss on early retirement of debt and foreign currency gain (loss) are separately disclosed on our Consolidated Statements of Operations. Other income (expense) consists of interest income of approximately $1.8 million, casualty gain of approximately $0.1 million, other pension expense excluding service cost of approximately $(0.4) million and other expense of approximately $(2.0) million.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 28, 2025
Total net sales	$1,832,815	$735,382	$293,915	$—	$2,862,112
Cost of sales and operating expenses	1,436,096	529,014	239,734	—	2,204,844
Gross margin	396,719	206,368	54,181	—	657,268

Loss/(gain) on sale of assets	1,200	31	(217)	—	1,014
Selling, general and administrative expenses	149,035	65,459	17,568	27,563	259,625
Acquisition and integration costs	—	—	—	4,917	4,917
Change in fair value of contingent consideration	18,024	—	—	—	18,024
Depreciation and amortization	167,549	56,953	17,352	3,043	244,897
Equity in net loss of Diamond Green Diesel	—	—	(24,523)	—	(24,523)
Segment operating income/(loss)	60,911	83,925	(5,045)	(35,523)	104,268

Equity in net income of other unconsolidated subsidiaries	5,154	—	—	—	5,154
Segment income/(loss)	66,065	83,925	(5,045)	(35,523)	109,422

Total other expense (d)					(116,060)
Loss before income taxes					$(6,638)

(d)    Total other expense includes interest expense, loss on early retirement of debt, foreign currency gain (loss) and other income (expense). Interest expense, loss on early retirement of debt and foreign currency gain (loss) are separately disclosed on our Consolidated Statements of Operations. Other income/(expense) consists of interest income of approximately $10.6 million, casualty loss of approximately $(1.5) million, other pension expense excluding service cost of approximately $(6.7) million and other expense of approximately $(5.6) million.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 29, 2024
Total net sales	$1,823,995	$770,123	$281,473	$—	$2,875,591
Cost of sales and operating expenses	1,443,640	574,905	226,542	—	2,245,087
Gross margin	380,355	195,218	54,931	—	630,504

Loss/(gain) on sale of assets	337	(257)	(432)	—	(352)
Selling, general and administrative expenses	151,153	60,588	17,154	39,979	268,874
Acquisition and integration costs	—	—	—	5,184	5,184
Change in fair value of contingent consideration	(58,371)	—	—	—	(58,371)
Depreciation and amortization	174,013	56,240	17,390	4,471	252,114
Equity in net income of Diamond Green Diesel	—	—	122,616	—	122,616
Segment operating income/(loss)	113,223	78,647	143,435	(49,634)	285,671

Equity in net income of other unconsolidated subsidiaries	5,327	—	—	—	5,327
Segment income/(loss)	118,550	78,647	143,435	(49,634)	290,998

Total other expense (e)					(123,364)
Income before income taxes					$167,634

(e)    Total other expense includes interest expense, loss on early retirement of debt, foreign currency gain (loss) and other income (expense). Interest expense, loss on early retirement of debt and foreign currency gain (loss) are separately disclosed on our Consolidated Statements of Operations. Other income (expense) consists of interest income of approximately $8.4 million, casualty gain of approximately $7.9 million, other pension expense excluding service cost of approximately $(0.9) million and other expense of approximately $(7.3) million.

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and six months ended June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended June 28, 2025
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$708,823	$111,049	$—	$819,872
Europe	103,686	184,750	158,844	447,280
China	7,319	53,825	—	61,144
South America	113,049	26,100	—	139,149
Other	3,655	10,418	—	14,073
Total net sales	$936,532	$386,142	$158,844	$1,481,518

Major product types
Fats	$389,991	$44,681	$—	$434,672
Used cooking oil	85,260	—	—	85,260
Proteins	326,983	—	—	326,983
Bakery	51,552	—	—	51,552
Other rendering	70,801	—	—	70,801
Food ingredients	—	311,348	—	311,348
Bioenergy	—	—	158,844	158,844
Other	11,945	30,113	—	42,058
Total net sales	$936,532	$386,142	$158,844	$1,481,518

	Six Months Ended June 28, 2025
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,397,526	$209,010	$—	$1,606,536
Europe	208,738	352,797	293,915	855,450
China	10,984	104,195	—	115,179
South America	208,373	47,737	—	256,110
Other	7,194	21,643	—	28,837
Total net sales	$1,832,815	$735,382	$293,915	$2,862,112

Major product types
Fats	$731,515	$89,050	$—	$820,565
Used cooking oil	164,200	—	—	164,200
Proteins	678,200	—	—	678,200
Bakery	102,200	—	—	102,200
Other rendering	133,000	—	—	133,000
Food ingredients	—	589,930	—	589,930
Bioenergy	—	—	293,915	293,915
Other	23,700	56,402	—	80,102
Total net sales	$1,832,815	$735,382	$293,915	$2,862,112

	Three Months Ended June 29, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$719,783	$100,562	$—	$820,345
Europe	107,777	166,102	142,304	416,183
China	8,058	61,927	—	69,985
South America	94,908	37,173	—	132,081
Other	3,621	13,077	—	16,698
Total net sales	$934,147	$378,841	$142,304	$1,455,292

Major product types
Fats	$314,675	$38,074	$—	$352,749
Used cooking oil	96,126	—	—	96,126
Proteins	382,556	—	—	382,556
Bakery	48,504	—	—	48,504
Other rendering	79,541	—	—	79,541
Food ingredients	—	315,317	—	315,317
Bioenergy	—	—	142,304	142,304
Other	12,745	25,450	—	38,195
Total net sales	$934,147	$378,841	$142,304	$1,455,292

	Six Months Ended June 29, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,411,629	$207,626	$—	$1,619,255
Europe	208,570	335,555	281,473	825,598
China	12,836	123,396	—	136,232
South America	183,753	77,446	—	261,199
Other	7,207	26,100	—	33,307
Total net sales	$1,823,995	$770,123	$281,473	$2,875,591

Major product types
Fats	$625,922	$76,364	$—	$702,286
Used cooking oil	171,926	—	—	171,926
Proteins	750,156	—	—	750,156
Bakery	93,404	—	—	93,404
Other rendering	156,242	—	—	156,242
Food ingredients	—	646,348	—	646,348
Bioenergy	—	—	281,473	281,473
Other	26,345	47,411	—	73,756
Total net sales	$1,823,995	$770,123	$281,473	$2,875,591

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2025 under these long-term supply contracts was approximately $74.8 million, with the remaining performance obligations to be recognized in future periods (generally three years) of approximately $581.1 million.

(20)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended June 28, 2025 and June 29, 2024, the Company recorded net sales to the DGD Joint Venture of approximately $291.5 million and $234.6 million, respectively. For the three months ended June 28, 2025 and June 29, 2024, our net sales to the DGD Joint Venture were approximately 20% and 16%, respectively of total net sales. For the six months ended June 28, 2025 and June 29, 2024, the Company recorded net sales to the DGD Joint Venture of approximately $509.5 million and $481.3 million, respectively. For the six months ended June 28, 2025 and June 29, 2024, our net sales to the DGD Joint Venture were approximately 18% and 17%, respectively of total net sales. At June 28, 2025 and December 28, 2024, the Company had $18.6 million and $9.5 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $99.1 million and $55.7 million of additional sales for the six months ended June 28, 2025 and June 29, 2024, respectively, to defer the Company’s portion of profit of approximately $22.2 million and $9.5 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at June 28, 2025 and June 29, 2024, respectively.

Revolving Loan Agreement

On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the three months ended June 28, 2025 and June 29, 2024 of zero, respectively and paid interest to the Company for the six months ended June 28, 2025 and June 29, 2024 of zero and $1.6 million, respectively. As of June 28, 2025 and December 28, 2024, zero was owed to Darling Green under the 2023 DGD Loan Agreement.

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

(21)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Six Months Ended
	June 28, 2025	June 29, 2024
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$794	$(27,299)
Cash paid during the period for:
Interest, net of capitalized interest	$116,230	$127,264
Income taxes, net of refunds	$32,022	$55,839
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$49,370	$33,857
Non-cash financing activities
Debt issued for assets	$91	$(2,205)

(22)    New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations or in the footnotes. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information that will be provided in the footnote disclosure.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company's annual reporting periods beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

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

Overview

Darling Ingredients Inc. (“Darling”, and together with its subsidiaries, the “Company” or “we,” “us” or “our”) is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, ag-based biofuels, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable fuel and feed ingredients and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sells its products through a global network and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company’s global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America, Europe and South America into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America and South America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe, North America and South America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, (viii) the rearing and processing of black soldier fly larvae into specialty proteins and fats for use in animal feed and pet food in North America, and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of ag-based biofuels (such as renewable diesel and SAF), or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

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

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable fuels/products, such as renewable diesel and SAF (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the

Company’s Consolidated Financial Statements for the period ended June 28, 2025 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

Risks Associated with Tariffs

We expect tariffs on products imported into the U.S. from Brazil, Canada, China, the European Union and Mexico, and other countries upon which tariffs may be imposed, to continue to be met with retaliatory tariffs from those countries, both of which (U.S. and foreign tariffs) could impact our consolidated results of operations as we export certain of our finished products from and to the U.S. While to date these tariffs have not had a material impact on our results of operations, the extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the U.S. and affected countries, retaliation imposed by other countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of lower cost inputs to our customers. We will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations and actions we can take to minimize their impact.

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

Results of Operations

Three Months Ended June 28, 2025 Compared to Three Months Ended June 29, 2024

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2025, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2025, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2024 are as follows:

	Avg. Price 2nd Quarter 2025	Avg. Price 2nd Quarter 2024	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 272.01/ton	$ 290.51/ton	$ (18.50)/ton	(6.4)%
Feed Grade PM (Mid-South)	$ 275.40/ton	$ 371.25/ton	$ (95.85)/ton	(25.8)%
Pet Food PM (Mid-South)	$ 464.30/ton	$ 785.69/ton	$ (321.39)/ton	(40.9)%
Feather meal (Mid-South)	$ 306.59/ton	$ 490.32/ton	$ (183.73)/ton	(37.5)%
BFT (Chicago)	$ 57.16/cwt	$ 46.29/cwt	$ 10.87/cwt	23.5%
YG (Illinois)	$ 36.63/cwt	$ 35.85/cwt	$ 0.78/cwt	2.2%
Corn (Illinois)	$ 4.59/bushel	$ 4.48/bushel	$ 0.11/bushel	2.5%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,306.00/MT	$ 1,040.00/MT	$ 266.00/MT	25.6%
Soy meal (CIF Rotterdam)	$ 362.00/MT	$ 451.00/MT	$ (89.00)/MT	(19.7)%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2025, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2025:

	Avg. Price 2nd Quarter 2025	Avg. Price 1st Quarter 2025	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 272.01/ton	$ 274.27/ton	$ (2.26)/ton	(0.8)%
Feed Grade PM (Mid-South)	$ 275.40/ton	$ 327.50/ton	$ (52.10)/ton	(15.9)%
Pet Food PM (Mid-South)	$ 464.30/ton	$ 558.78/ton	$ (94.48)/ton	(16.9)%
Feather meal (Mid-South)	$ 306.59/ton	$ 394.13/ton	$ (87.54)/ton	(22.2)%
BFT (Chicago)	$ 57.16/cwt	$ 51.32/cwt	$ 5.84/cwt	11.4%
YG (Illinois)	$ 36.63/cwt	$ 34.13/cwt	$ 2.50/cwt	7.3%
Corn (Illinois)	$ 4.59/bushel	$ 4.71/bushel	$ (0.12)/bushel	(2.5)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,306.00/MT	$ 1,479.00/MT	$ (173.00)/MT	(11.7)%
Soy meal (CIF Rotterdam)	$ 362.00/MT	$ 373.00/MT	$ (11.00)/MT	(2.9)%

Segment Results

Segment operating income for the three months ended June 28, 2025 was $75.9 million, which reflects a decrease of $(72.6) million or (48.9)% as compared to the three months ended June 29, 2024.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 28, 2025
Total net sales	$936,532	$386,142	$158,844	$—	$1,481,518
Cost of sales and operating expenses (1)	722,081	282,233	131,287	—	1,135,601
Gross margin	214,451	103,909	27,557	—	345,917

Gross margin %	22.9%	26.9%	17.3%	—%	23.3%

Loss/(gain) on sale of assets	1,085	(24)	(109)	—	952
Selling, general and administrative expenses (2)	77,464	33,987	9,027	17,591	138,069
Acquisition and integration costs	—	—	—	3,383	3,383
Change in fair value of contingent consideration	12,583	—	—	—	12,583
Depreciation and amortization	83,419	27,391	8,763	1,489	121,062
Equity in net income of Diamond Green Diesel	—	—	6,000	—	6,000
Segment operating income/(loss)	39,900	42,555	15,876	(22,463)	75,868

Equity in net income of other unconsolidated subsidiaries	2,526	—	—	—	2,526
Segment income/(loss)	42,426	42,555	15,876	(22,463)	78,394

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 29, 2024
Total net sales	$934,147	$378,841	$142,304	$—	$1,455,292
Cost of sales and operating expenses (1)	737,871	276,760	113,790	—	1,128,421
Gross margin	196,276	102,081	28,514	—	326,871

Gross margin %	21.0%	26.9%	20.0%	—%	22.5%

Loss/(gain) on sale of assets	205	37	(20)	—	222
Selling, general and administrative expenses (2)	74,015	28,844	8,409	18,463	129,731
Acquisition and integration costs	—	—	—	1,130	1,130
Change in fair value of contingent consideration	(33,122)	—	—	—	(33,122)
Depreciation and amortization	86,444	27,372	8,723	2,066	124,605
Equity in net income of Diamond Green Diesel	—	—	44,197	—	44,197
Segment operating income/(loss)	68,734	45,828	55,599	(21,659)	148,502

Equity in net income of other unconsolidated subsidiaries	3,017	—	—	—	3,017
Segment income/(loss)	71,751	45,828	55,599	(21,659)	151,519

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

Feed Ingredients Segment

Raw material volume. In the three months ended June 28, 2025, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 3.08 million metric tons. Compared to the three months ended June 29, 2024, overall raw material volume processed in the Feed Ingredients segment decreased 0.7%.

Sales. Total net sales increased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales three months ended June 29, 2024	$314.7	$382.6	$79.5	$776.8	$96.2	$48.5	$12.7	$934.2
Increase (decrease) in sales volumes	14.9	(8.2)	—	6.7	0.7	0.1	—	7.5
Increase (decrease) in finished product prices	56.0	(53.0)	—	3.0	(11.6)	2.9	—	(5.7)
Increase due to currency exchange rates	4.4	5.6	1.0	11.0	—	—	—	11.0
Other change	—	—	(9.7)	(9.7)	—	—	(0.8)	(10.5)
Total change	75.3	(55.6)	(8.7)	11.0	(10.9)	3.0	(0.8)	2.3
Total net sales three months ended June 28, 2025	$390.0	$327.0	$70.8	$787.8	$85.3	$51.5	$11.9	$936.5

Margins. In the Feed Ingredients segment for the three months ended June 28, 2025, the gross margin percentage increased to 22.9% as compared to 21.0% for the comparable period of fiscal 2024. The increase is primarily due to an increase in fat prices and fat volumes leading to improved margins.

Segment operating income. Feed Ingredients operating income for the three months ended June 28, 2025 was $39.9 million, a decrease of $(28.8) million or (41.9)% as compared to the three months ended June 29, 2024. The decrease was primarily due to a contingent consideration liability increase or loss as compared to the prior year liability decrease or gain.

Food Ingredients Segment

Raw material volume. In the three months ended June 28, 2025, the raw material processed by the Company’s Food Ingredients segment totaled approximately 324,000 metric tons. Compared to the three months ended June 29, 2024, overall raw material volume processed in the Food Ingredients segment increased approximately 6.2%.

Sales. Total net sales increased in the Food Ingredients segment primarily due to an increase in collagen sales volumes.

Margins. In the Food Ingredients segment for the three months ended June 28, 2025, the gross margin percentage was 26.9% for both fiscal 2025 and fiscal 2024.

Segment operating income. Food Ingredients operating income was $42.6 million for the three months ended June 28, 2025, a decrease of $(3.2) million or (7.0)% as compared to the three months ended June 29, 2024. The decrease in operating income was primarily due to an increase in selling, general and administrative expenses as compared to fiscal 2024.

Fuel Ingredients Segment

Raw material volume. In the three months ended June 28, 2025, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 338,000 metric tons. Compared to the three months ended June 29, 2024, overall raw material volume processed in the Fuel Ingredients segment decreased approximately 6.6%.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher finished product sales prices.

Margins. In the Fuel Ingredients segment for the three months ended June 28, 2025, the gross margin percentage decreased to 17.3% as compared to 20.0% for the comparable period of fiscal 2024. The decrease was primarily due to lower raw material volume.

Segment operating income. The Company’s Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended June 28, 2025 was $15.9 million, a decrease of $(39.7) million or (71.4)% as compared to the same period in fiscal 2024. The decrease in earnings is due to a combination of factors. Most importantly, the renewable fuel industry experienced a significant change in the regulatory environment including issues related to the change from the blenders tax credit (BTC) to the producers tax credit (PTC) in the United States and tariffs on imported feedstocks, leading to a reduction in incentives and a decrease in margins. Finally, the market mechanisms designed to counterbalance these challenges, including Renewable Identification Numbers (“RINs”), created through the RFS and state LCFS programs were slow to react and were unable to offset the decrease in value due to the change from the BTC to the PTC.

Foreign Currency Exchange

    During the second quarter of fiscal 2025, the euro strengthened and the Brazilian real and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2024. Using actual results for the three months ended June 28, 2025 and using the prior year's average currency rate for the three months ended June 29, 2024, foreign currency translation would result in a decrease in operating income of approximately $6.1 million. The average rates for the three months ended June 28, 2025 were €1.00:$1.13, R$1.00:$0.18 and C$1.00:$0.72 as compared to the average rates for the three months ended June 29, 2024 of €1.00:$1.08, R$1.00:$0.19 and C$1.00:$0.73, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $17.6 million during the three months ended June 28, 2025, compared to approximately $18.5 million during the three months ended June 29, 2024, a decrease of $(0.9) million. The decrease was primarily due to a decrease in the Company's incentive based compensation.

Acquisition and Integration costs. Acquisition and integration costs were approximately $3.4 million during the three months ended June 28, 2025 as compared to $1.1 million for the same period in fiscal 2024. These costs primarily relate to the announced proposed joint venture between Rousselot and Tessenderlo for the three months ended June 28, 2025 and the Gelnex Acquisition and the Miropasz Acquisition for the three months ended June 29, 2024.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $1.5 million for the three months ended June 28, 2025 as compared to $2.1 million for the three months ended June 29, 2024.

Interest Expense. Interest expense was $51.9 million during the three months ended June 28, 2025, compared to $69.2 million during the three months ended June 29, 2024, a decrease of $(17.3) million. The decrease in interest expense was primarily due to lower interest paid on revolver borrowings and term debt as a result of the reduction of revolver and term loan balances outstanding and lower interest rates as compared to the same period in fiscal 2024.

Loss on Early Retirement of Debt.  Loss on early retirement of debt was $3.0 million for the three months ended June 28, 2025. These costs relate to the retirement of the 3.625% senior notes which were paid off by the issuance of 4.5% Senior Notes due 2032 and the Amended Credit Agreement that was refinanced in the three months ended June 28, 2025.

Foreign Currency Gain.  Foreign currency gains were $1.3 million for the three months ended June 28, 2025 compared to $0.4 million for the three months ended June 29, 2024. The change was due primarily to an increase in gains on the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2024.

Other expense, net. Other expense was $6.5 million in the three months ended June 28, 2025, compared to $0.6 million for the three months ended June 29, 2024. The increase in other expense was primarily due to settlement losses from the termination of two of the Company’s domestic defined benefit pension plans as compared to the same period in fiscal 2024.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded an income tax expense of $4.1 million for the three months ended June 28, 2025, compared to an income tax expense of $0.8 million recorded in the three months ended June 29, 2024, an increase in tax expense of $3.3 million, which was primarily due to a decrease in the relative benefit of biofuel tax incentives. The effective tax rates for the three months ended June 28, 2025 and June 29, 2024 was 22.2% and 0.9%, respectively. The effective tax rate for the three months ended June 28, 2025 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The effective tax rate for the three months ended June 29, 2024 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), nontaxable change in FASA contingent consideration and certain taxable income inclusion items in the U.S. based on foreign earnings. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 30.4% for the three months ended June 28, 2025, compared to 29.0% for the three months ended June 29, 2024.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring and asset impairment charges, acquisition and integration costs, change in fair value of contingent consideration, foreign currency loss/(gain), net income/(loss) attributable to non-controlling interests, interest expense, income tax provision, other income/(expense), loss on early retirement of debt and equity in net (income)/loss of unconsolidated subsidiaries. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes, non-cash and certain other items that may vary for different companies for reasons unrelated to overall operating performance and also believes this information is useful to investors.

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes that were outstanding at June 28, 2025. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes, as those definitions permit further adjustments to reflect certain other nonrecurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

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
Second Quarter 2025 as compared to Second Quarter 2024

	Three Months Ended
(dollars in thousands)	June 28, 2025	June 29, 2024
Net income attributable to Darling	$12,661	$78,866
Depreciation and amortization	121,062	124,605
Interest expense	51,873	69,225
Income tax expense	4,065	774
Acquisition and integration costs	3,383	1,130
Change in fair value of contingent consideration	12,583	(33,122)
Foreign currency gain	(1,313)	(413)
Other expense, net	6,526	568
Loss on early retirement of debt	2,978	—
Equity in net income of Diamond Green Diesel	(6,000)	(44,197)
Equity in net income of other unconsolidated subsidiaries	(2,526)	(3,017)
Net income attributable to non-controlling interests	1,604	2,499
Adjusted EBITDA (Non-GAAP)	$206,896	$196,918

Foreign currency exchange impact (1)	(6,081)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$200,815	$196,918

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$42,648	$76,642

Combined Adjusted EBITDA (Non-GAAP)	$249,544	$273,560

(1) The average rates for the three months ended June 28, 2025 were €1.00:$1.13, R$1.00:$0.18 and C$1.00:$0.72 as compared to the average rates for the three months ended June 29, 2024 of €1.00:$1.08, R$1.00:$0.19 and C$1.00:$0.73, respectively.

Six Months Ended June 28, 2025 Compared to Six Months Ended June 29, 2024

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first six months of fiscal 2025, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2025, compared to average Jacobsen and Reuters prices for the first six months of fiscal 2024 are as follows:

	Avg. Price First Six Months 2025	Avg. Price First Six Months 2024	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 273.14/ton	$ 291.71/ton	$ (18.57)/ton	(6.4)%
Feed Grade PM (Mid-South)	$ 301.45/ton	$ 389.21/ton	$ (87.76)/ton	(22.5)%
Pet Food PM (Mid-South)	$ 511.54/ton	$ 761.43/ton	$ (249.89)/ton	(32.8)%
Feather meal (Mid-South)	$ 350.36/ton	$ 502.64/ton	$ (152.28)/ton	(30.3)%
BFT (Chicago)	$ 54.24/cwt	$ 44.77/cwt	$ 9.47/cwt	21.2%
YG (Illinois)	$ 35.38/cwt	$ 33.78/cwt	$ 1.60/cwt	4.7%
Corn (Illinois)	$ 4.65/bushel	$ 4.45/bushel	$ 0.20/bushel	4.5%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,393.00/MT	$ 1,020.00/MT	$ 373.00/MT	36.6%
Soy meal (CIF Rotterdam)	$ 367.00/MT	$ 458.00/MT	$ (91.00)/MT	(19.9)%

Segment Results

Segment operating income for the six months ended June 28, 2025 was $104.3 million, which reflects a decrease of $(181.4) million or (63.5)% as compared to the six months ended June 29, 2024.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 28, 2025
Total net sales	$1,832,815	$735,382	$293,915	$—	$2,862,112
Cost of sales and operating expenses (1)	1,436,096	529,014	239,734	—	2,204,844
Gross margin	396,719	206,368	54,181	—	657,268

Gross margin %	21.6%	28.1%	18.4%	—%	23.0%

Loss/(gain) on sale of assets	1,200	31	(217)	—	1,014
Selling, general and administrative expenses (2)	149,035	65,459	17,568	27,563	259,625
Acquisition and integration costs	—	—	—	4,917	4,917
Change in fair value of contingent consideration	18,024	—	—	—	18,024
Depreciation and amortization	167,549	56,953	17,352	3,043	244,897
Equity in net loss of Diamond Green Diesel	—	—	(24,523)	—	(24,523)
Segment operating income/(loss)	60,911	83,925	(5,045)	(35,523)	104,268

Equity in net income of other unconsolidated subsidiaries	5,154	—	—	—	5,154
Segment income/(loss)	66,065	83,925	(5,045)	(35,523)	109,422

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 29, 2024
Total net sales	$1,823,995	$770,123	$281,473	$—	$2,875,591
Cost of sales and operating expenses (1)	1,443,640	574,905	226,542	—	2,245,087
Gross margin	380,355	195,218	54,931	—	630,504

Gross margin %	20.9%	25.3%	19.5%	—%	21.9%

Loss/(gain) on sale of assets	337	(257)	(432)	—	(352)
Selling, general and administrative expenses (2)	151,153	60,588	17,154	39,979	268,874
Acquisition and integration costs	—	—	—	5,184	5,184
Change in fair value of contingent consideration	(58,371)	—	—	—	(58,371)
Depreciation and amortization	174,013	56,240	17,390	4,471	252,114
Equity in net income of Diamond Green Diesel	—	—	122,616	—	122,616
Segment operating income/(loss)	113,223	78,647	143,435	(49,634)	285,671

Equity in net income of other unconsolidated subsidiaries	5,327	—	—	—	5,327
Segment income/(loss)	118,550	78,647	143,435	(49,634)	290,998

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

Feed Ingredients Segment

Raw material volume. In the six months ended June 28, 2025, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 6.16 million metric tons. Compared to the six months ended June 29, 2024, overall raw material volume processed in the Feed Ingredients segment decreased 1.3%.

Sales. Total net sales increased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales six months ended June 29, 2024	$625.9	$750.2	156.2	$1,532.3	$172.0	$93.4	$26.3	$1,824.0
Increase (decrease) in sales volumes	7.3	(5.8)	—	1.5	0.3	(2.1)	—	(0.3)
Increase (decrease) in finished product prices	98.8	(66.6)	—	32.2	(7.6)	10.9	—	35.5
Increase (decrease) due to currency exchange rates	(0.5)	0.4	0.3	0.2	(0.5)	—	—	(0.3)
Other change	—	—	(23.5)	(23.5)	—	—	(2.6)	(26.1)
Total change	105.6	(72.0)	(23.2)	10.4	(7.8)	8.8	(2.6)	8.8
Total net sales six months ended June 28, 2025	$731.5	$678.2	$133.0	$1,542.7	$164.2	$102.2	$23.7	$1,832.8

Margins. In the Feed Ingredients segment for the six months ended June 28, 2025, the gross margin percentage increased to 21.6% as compared to 20.9% for the comparable period of fiscal 2024. The increase is primarily due to an increase in fat prices and fat volumes leading to improved margins.

Segment operating income. Feed Ingredients operating income for the six months ended June 28, 2025 was $60.9 million, a decrease of $(52.3) million or (46.2)% as compared to the six months ended June 29, 2024. The decrease was primarily due to a contingent consideration liability increase or loss as compared to the prior year liability decrease or gain that more than offset an increase in margins.

Food Ingredients Segment

Raw material volume. In the six months ended June 28, 2025, the raw material processed by the Company’s Food Ingredients segment totaled approximately 653,000 metric tons. Compared to the six months ended June 29, 2024, overall raw material volume processed in the Food Ingredients segment increased approximately 8.1%. The increase was primarily due to increased raw material volumes in China, Europe and South America.

Sales. Total net sales decreased in the Food Ingredients segment primarily due to a decrease in collagen sales prices.

Margins. In the Food Ingredients segment for the six months ended June 28, 2025, the gross margin percentage increased to 28.1% as compared to 25.3% for the comparable period of fiscal 2024. The increase in margin was primarily due to the impact of an out of period inventory expense adjustment of approximately $25.1 million to prior years cost of sales and operating expenses.

Segment operating income. Food Ingredients operating income was $83.9 million for the six months ended June 28, 2025, an increase of $5.3 million or 6.7% as compared to the six months ended June 29, 2024. The increase in operating income was primarily due to the impact of an out of period inventory expense adjustment to prior years cost of sales and operating expenses that more than offset the impact of lower sales prices and an increase in selling, general and administrative expenses in the current year.

Fuel Ingredients Segment

Raw material volume. In the six months ended June 28, 2025, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 712,000 metric tons. Compared to the six months ended June 29, 2024, overall raw material volume processed in the Fuel Ingredients segment decreased approximately 1.0%.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher finished product sales volumes.

Margins. In the Fuel Ingredients segment for the six months ended June 28, 2025, the gross margin percentage decreased to 18.4% as compared to 19.5% for the comparable period of fiscal 2024. The decrease was primarily due to lower finished product prices.

Segment operating income. The Company’s Fuel Ingredients segment operating loss (inclusive of the equity contribution from the DGD Joint Venture) for the six months ended June 28, 2025 was $(5.0) million, a decrease of $(148.4) million or (103.5)% as compared to the same period in fiscal 2024. The decrease in earnings is due to a combination of factors. Most importantly, the renewable fuel industry experienced a significant change in the regulatory environment including issues related to the change from the blenders tax credit (BTC) to the producers tax credit (PTC) in the United States and tariffs on imported feedstocks, leading to a reduction in incentives and a decrease in margins. In addition, the DGD Joint Venture underwent two catalyst turnarounds at the two St. Charles plants in the first quarter of fiscal 2025, lowering total volumes versus the same period in fiscal 2024. Finally, the market mechanisms designed to counterbalance these challenges, including RINs, created through the RFS and state LCFS programs were slow to react and were unable to offset the decrease in value due to the change from the BTC to the PTC.

Foreign Currency Exchange

    During the first six months of fiscal 2025, the euro strengthened and the Brazilian real and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2024. Using actual results for the six months ended June 28, 2025 and using the prior year's average currency rate for the six months ended June 29, 2024, foreign currency translation would result in a decrease in operating income of approximately $1.3 million. The average rates for the six months ended June 28, 2025 were €1.00:$1.09, R$1.00:$0.20 and C$1.00:$0.71 as compared to the average rates for the three months ended June 29, 2024 of €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $27.6 million during the six months ended June 28, 2025, compared to approximately $40.0 million during the six months ended June 29, 2024, a decrease of $(12.4) million. The decrease was primarily due to a decrease in the Company's incentive based compensation.

Acquisition and Integration costs. Acquisition and integration costs were approximately $4.9 million during the six months ended June 28, 2025 as compared to $5.2 million for the same period in fiscal 2024. These costs primarily relate to the announced proposed joint venture between Rousselot and Tessenderlo for the six months ended June 28, 2025 and the Gelnex Acquisition, the Miropasz Acquisition and other acquisitions for the six months ended June 29, 2024.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $3.0 million for the six months ended June 28, 2025 as compared to $4.5 million for the six months ended June 29, 2024.

Interest Expense. Interest expense was $109.8 million during the six months ended June 28, 2025, compared to $132.1 million during the six months ended June 29, 2024, a decrease of $(22.3) million. The decrease in interest expense was primarily due to lower interest paid on revolver borrowings and term debt as a result of the reduction of revolver and term loan balances outstanding and lower interest rates as compared to the same period in fiscal 2024.

Loss on Early Retirement of Debt.  Loss on early retirement of debt was $3.0 million for the six months ended June 28, 2025. These costs relate to the retirement of the 3.625% senior notes which were paid off by the issuance of 4.5% Senior Notes due 2032 and the Amended Credit Agreement that was refinanced in the six months ended June 28, 2025.

Foreign Currency Gain/(Loss).  Foreign currency losses were less than $0.1 million for the six months ended June 28, 2025 compared to foreign currency gains of $0.6 million for the six months ended June 29, 2024. The change was due primarily to a decrease in gains on the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2024.

Other Income/(expense), net. Other expense was $(3.2) million in the six months ended June 28, 2025, compared to other income of $8.1 million for the six months ended June 29, 2024. The increase in other expense was primarily due to settlement losses from the termination of two of the Company’s domestic defined benefit pension plans and a decrease in casualty insurance gains that was partially offset by an increase in interest income as compared to the same period in fiscal 2024.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded an income tax expense of $2.9 million for the six months ended June 28, 2025, compared to an income tax expense of $4.7 million recorded in the six months ended June 29, 2024, a decrease in tax expense of $1.8 million, which was primarily due to decreased pre-tax earnings of the Company. The effective tax rates for the six months ended June 28, 2025 and June 29, 2024 were (43.9)% and 2.8%, respectively. The effective tax rate for the six months ended June 28, 2025 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The effective tax rate for the six months ended June 29, 2024 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), nontaxable change in FASA contingent consideration and certain taxable income inclusion items in the U.S. based on foreign earnings. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was (2.4)% for the six months ended June 28, 2025, compared to 27.2% for the six months ended June 29, 2024.

Non-U.S. GAAP Measures

For discussion of the reasons the Company’s management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company’s management uses such measures, see “Results of Operation - Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income/(Loss) to (Non-GAAP) Adjusted EBITDA to (Non-GAAP) Pro Forma Adjusted EBITDA to Foreign Currency and to (Non-GAAP) Combined Adjusted EBITDA
First Six Months of Fiscal 2025 as compared to First Six Months of Fiscal 2024

	Six Months Ended
(dollars in thousands)	June 28, 2025	June 29, 2024
Net income/(loss) attributable to Darling	$(13,499)	$160,023
Depreciation and amortization	244,897	252,114
Interest expense	109,840	132,101
Income tax expense	2,911	4,681
Acquisition and integration costs	4,917	5,184
Change in fair value of contingent consideration	18,024	(58,371)
Foreign currency loss/(gain)	49	(649)
Other expense/(income), net	3,193	(8,088)
Loss on early retirement of debt	2,978	—
Equity in net loss/(income) of Diamond Green Diesel	24,523	(122,616)
Equity in net income of other unconsolidated subsidiaries	(5,154)	(5,327)
Net income attributable to non-controlling interests	3,950	2,930
Adjusted EBITDA (Non-GAAP)	$396,629	$361,982

Foreign currency exchange impact (1)	(1,266)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$395,363	$361,982

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$48,683	$191,702

Combined Adjusted EBITDA (Non-GAAP)	$445,312	$553,684

(1) The average rates for the six months ended June 28, 2025 were €1.00:$1.09, R$1.00:$0.17 and C$1.00:$0.71 as compared to the average rates for the six months ended June 29, 2024 of €1.00:$1.08, R$1.00:$0.20 and C$1.00:$0.74, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at June 28, 2025. On June 28, 2025, debt outstanding under the Company’s Amended Credit Agreement, the Company’s 6% Notes, the Company’s 5.25% Notes and the Company’s 4.5% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premium	(5,166)
Carrying value of 6% Notes due 2030	$994,834

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(1,840)
Carrying value of 5.25% Notes due 2027	$498,160

4.5% Notes due 2032 - Denominated in euro	879,225
Less unamortized deferred loan costs	(10,697)
Carrying value 4.5% Notes due 2032	$868,528

Amended Credit Agreement:
Term A facility	900,000
Less unamortized deferred loan costs	(4,173)
Carrying value of Term A	$895,827

Revolving Credit Facility:
Maximum availability	$2,000,000
Ancillary Facilities	75,945
Borrowings outstanding	651,156
Letters of credit issued	631
Availability	$1,272,268

Other Debt	$71,821

During the first six months of fiscal 2025, the U.S. dollar weakened as compared to the euro at December 28, 2024. Using the euro based debt outstanding at June 28, 2025 and comparing the closing balance sheet rate at June 28, 2025 to the balance sheet rate at December 28, 2024, the U.S. dollar debt balances of euro based debt increased by approximately $116.4 million at June 28, 2025. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at June 28, 2025 of €1.00:$1.1723 as compared to the closing balance sheet rate at December 28, 2024 of €1.00:$1.042.

Senior Secured Credit Facilities. On June 25, 2025, Darling, Darling International Canada Inc. (“Darling Canada”), Darling International NL Holdings B.V. (“Darling NL”) and Darling Ingredients International Holding B.V. (“Darling Holding”) entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated the Company's then existing Second Amended and Restated Credit Agreement dated January 6, 2014 (as amended from time to time, the “Previous Credit Agreement”), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents party thereto. The Amended Credit Agreement refinanced the loans and commitments outstanding under the Previous Credit Agreement and provides for senior secured credit facilities in the aggregate principal amount of $2.9 billion comprised of (i) the Company’s $900.0 million six-year term A facility (partially comprised of $395.0 million of term A-1 facility and $296.3 million of term A-3 Facility which, in each case, were cashlessly rolled from the Previous Credit Agreement) and (ii) the Company’s $2.0 billion five-year revolving credit facility (up to $50.0 million (as such amount may be increased to an amount not exceeding $150.0 million to the extent consented to by the applicable issuing banks) of which will be available for a letter of credit subfacility and up to $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

•As of June 28, 2025, the Company had availability of $1,272.3 million under the revolving credit facility, taking into account that the Company had $651.2 million in outstanding borrowings, $75.9 million in ancillary facilities and letters of credit issued of $0.6 million.

•As of June 28, 2025, the Company has borrowed all $900.0 million under the terms of the term A facility and has repaid zero, which when repaid by the Company cannot be reborrowed. The term A facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the term A facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following June 25, 2025, the effective date of the initial borrowing, and continuing until the last day of such quarterly period ending immediately prior to the term A facility maturity date of June 25, 2031 and one final installment in the amount of the term A facility then outstanding, due and payable on June 25, 2031.

•The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the CORRA for borrowings denominated in Canadian dollars or the adjusted term SOFR for U.S. dollar borrowings or the adjusted EURIBOR for euro borrowings or the adjusted daily simple SONIA for British pound borrowings, in each case plus 1.50% per annum or (ii) ABR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple ESTR for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.50% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A facility equals the adjusted term SOFR plus 1.75% per annum or ABR plus 0.75% subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50% for SOFR borrowings and a minimum of 0.50% for ABR borrowings.

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

4.5% Senior Notes due 2032. On June 24, 2025, Darling Global Finance B.V. (the “4.5% Issuer”), an indirect wholly-owned subsidiary of Darling, issued and sold €750.0 million aggregate principal amount of 4.5% Senior Notes due 2032 (the “4.5% Notes”). The 4.5% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 24, 2025 (the “4.5% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, GLAS Trust Company LLC, as trustee, principal paying agent and registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to (i) redeem the Company’s previous 3.625% senior notes and repay or otherwise refinance the Company’s Previous Credit Agreement, and (ii) pay costs, fees and expenses related to the refinancing. The 4.5% Notes are guaranteed by Darling and all of Darling’s restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that are borrowers under or guarantee the Senior Secured Facilities (collectively the “4.5% Guarantors”).

Other debt consists of U.S., Canadian, European and Chinese overdraft ancillary facilities, U.S., European and Brazilian finance lease obligations and Brazilian, Chinese and European notes arrangements that are not part of the Company’s Amended Credit Agreement, 6% Notes, 5.25% Notes or 4.5% Notes.

The classification of long-term debt in the Company’s June 28, 2025 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 4.5% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company’s borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 4.5% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company’s direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company’s subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also attempted to structure the Company’s consolidated indebtedness in such a way as to maximize the Company’s ability to move cash from the Company’s subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company’s lenders as a Guarantor. Nevertheless, applicable laws under which the Company’s direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company’s access to profits from the Company’s subsidiaries or otherwise negatively impact the Company’s financial condition and therefore reduce the Company’s ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 4.5% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company’s ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 as filed with the SEC on February 25, 2025.

As of June 28, 2025, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture.

Working Capital and Capital Expenditures

On June 28, 2025, the Company had working capital of $498.5 million and its working capital ratio was 1.50 to 1 compared to working capital of $395.9 million and a working capital ratio of 1.38 to 1 on December 28, 2024.  As of June 28, 2025, the Company had unrestricted cash of $94.6 million and funds available under the revolving credit facility of $1.27 billion, compared to unrestricted cash of $76.0 million and funds available under the revolving credit facility of $1.16 billion at December 28, 2024. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $394.8 million for the first six months ended June 28, 2025, as compared to net cash provided by operating activities of $410.4 million for the first six months ended June 29, 2024, a decrease of $15.6 million. Cash used in investing activities was $159.4 million for the first six months ended June 28, 2025, compared to $387.6 million for the first six months ended June 29, 2024, a decrease in cash used in investing activities of $228.2 million, primarily due to a decrease in payments for acquisitions, reduction in capital expenditures and a reduction in contributions to the DGD Joint Venture. Net cash used in financing activities was $215.8 million for the first six months ended June 28, 2025, compared to $32.2 million for the first six months ended June 29, 2024, an increase in net cash used in financing activities of $183.6 million, primarily due to an increase in debt payments and cash paid for acquisition hold-back payments and deferred loan costs from debt refinancing transactions in the first six months ended June 28, 2025 compared to the first six months ended June 29, 2024.

Capital expenditures of $133.9 million were made during the first six months of fiscal 2025, compared to $191.7 million in the first six months of fiscal 2024, a decrease of $(57.8) million. The Company expects to incur additional capital expenditures of approximately $266 million for the remainder of fiscal 2025 including compliance, replacement and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $39.1 million and $31.6 million during the first six months ended June 28, 2025 and June 29, 2024, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first six months of fiscal 2025, the Company has an accrued balance of approximately $20.7 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at June 28, 2025. The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability, general liability and medical claims liability.  The self-insurance reserve liability and medical claims liability are determined annually, based upon third-party actuarial estimates.  The actuarial estimates may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.4 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.8 million under its foreign pension plans in the next twelve months. The minimum pension funding requirements are determined annually, based upon a third-party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended June 28, 2025 of approximately $0.2 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended June 28, 2025 of approximately $1.1 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008. The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines. Volatility in the world equity and other financial markets, including that associated with the Russia-Ukraine war and the ongoing or emerging conflicts in the Middle East and the recent tariffs, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA. The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions among the contributors to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of June 28, 2025, the Company has an aggregate accrued liability of approximately $4.2 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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
On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the six months ended June 28, 2025 and June 29, 2024 of zero and $1.6 million, respectively. As of June 28, 2025 and December 28, 2024, zero was owed to Darling Green under the 2023 DGD Loan Agreement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of our quarter ending date of June 28, 2025, the DGD Joint Venture had $150.0 million of borrowings outstanding under this unsecured revolving credit facility. As of June 30, 2025, the DGD Joint Venture had $100.0 million of borrowings outstanding under the unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St. Charles Plant, and each partner has subsequently made $659.9 million in additional capital contributions to the DGD Joint Venture as of June 28, 2025. As of June 28, 2025, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,082.9 million included on the consolidated balance sheet. Subsequent to June 28, 2025, each partner on June 30, 2025, made a capital contribution of $57.0 million to the DGD Joint Venture.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on renewable energy sources, motivated by supporting agricultural economies and finding solutions for GHGs and climate change, has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2024, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Joint Venture as feedstock for renewable diesel. In 2024, DGD was Darling’s largest finished product customer in terms of total net sales, with Darling recording sales of approximately $968.9 million to DGD or 17% of total net sales. For the six months ended June 28, 2025 and June 29, 2024, the Company recorded net sales to the DGD Joint Venture of approximately $509.5 million or 18% and $481.3 million or 17%, respectively, of total net sales.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from U.S. or foreign government trade policies, the Russia-Ukraine war and the ongoing or emerging conflicts in the Middle East and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2025 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel or SAF projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture, as well as suitable cash conservation to withstand adverse commodity cycles.

The Company’s Board of Directors approved a share repurchase program of up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2026, unless further extended or shortened by the Board of Directors. During the first six months of fiscal 2025, $34.7 million of Common Stock was repurchased under the share repurchase program. As of June 28, 2025, the Company had approximately $460.3 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $489.7 million of commodity products consisting of approximately $176.5 million of finished products, approximately $275.3 million of natural gas and diesel fuel and approximately $37.9 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at June 28, 2025.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2025 through fiscal 2030, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company’s Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company’s Amended Credit Agreement at June 28, 2025 (in thousands):

Other commercial commitments:
Standby letters of credit	$631
Standby letters of credit (ancillary facility)	43,617
Foreign bank guarantees	12,364
Total other commercial commitments:	$56,612

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

In addition to those factors discussed elsewhere in this report and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company’s direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company’s indebtedness or other purposes; reduced demands or prices for biofuels, biogases or renewable electricity; global demands for grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand, reduced volume due to government regulations affecting animal production or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat, used cooking oil, protein or collagen (including, without limitation, collagen peptides and gelatin) finished product prices; changes to government policies around the world relating to renewable fuels and GHG emissions that adversely affect prices, margins or markets (including for the DGD Joint Venture), including programs like renewable fuel standards, low carbon fuel standards, renewable fuel mandates and tax credits for biofuels or loss or diminishment of tax credits due to failure to satisfy any eligibility requirements, including, without limitation, in relation to the blenders tax credit or the

CFPC; climate related adverse results, including with respect to the Company’s climate goals, targets or commitments; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives or products which do not meet specifications, contract requirements or regulatory standards; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), SARS, BSE, PED or other diseases associated with animal origin in the U.S. or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and a decline in margins on the products produced by the DGD Joint Venture; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections by foreign countries; tax changes, such as global minimum tax measures, or issues related to administration, guidance and/or regulations associated with biofuel policies, including CFPC, and risks associated with the qualification and sale of such credits; difficulties or a significant disruption (including, without limitation, due to cyber-attack) in the Company’s information systems, networks or the confidentiality, availability or integrity of our data or failure to implement new systems and software successfully; risks relating to possible third-party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war and the ongoing or emerging conflicts in the Middle East; uncertainty regarding the exit of the U.K. from the European Union; uncertainty regarding any administration changes in the U.S. or elsewhere around the world, including, without limitation, impacts to trade, tariffs and/or policies impacting the Company (such as biofuel policies and mandates); and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company’s results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company’s announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company’s natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At June 28, 2025, the Company had foreign exchange forward and option contracts outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, soybean meal option contracts, other commodity forward contracts, interest rate swaps and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2023, the Company designated interest rate swaps as cash flow hedges of the interest rate risk on a portion of its outstanding variable rate debt. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. The interest rate swaps are still held by the Company as nondesignated hedges, carried at fair value on the balance sheet with changes in fair value recognized in interest expense. At June 28, 2025, the aggregate fair value of these interest rate swaps was approximately $5.1 million and was recorded in other current assets. At December 28, 2024, the aggregate fair value of these interest rate swaps was approximately $4.2 million and was recorded in other current assets, accrued expenses, other assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that were designated as cash flow hedges to hedge the Company’s intercompany loans. During the three months ended June 28, 2025, the intercompany loans and cross currency swaps were settled. At June 28, 2025 and December 28, 2024, the aggregate fair value of these cross currency swaps was approximately zero and $22.2 million, respectively. At December 28, 2024, these amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024 and fiscal 2025, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. As of June 28, 2025 and December 28, 2024, the aggregate fair value of these foreign exchange contracts was approximately $12.3 million and $32.6 million, respectively. As of June 28, 2025, approximately $10.4 million is included in other current assets, approximately $3.8 million is included in noncurrent assets and approximately $1.9 million is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. As of December 28, 2024, approximately $1.5 million is included in noncurrent assets, approximately $32.9 million is included in accrued expenses and approximately $1.2 million is included in other non-current liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and option contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. There were not any open designated corn, soybean meal or heating oil contracts entered into by the Company at June 28, 2025.

As of June 28, 2025, the Company had the following outstanding forward contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	236,144	Euro	35,538	6.20 - 6.94	$43,129
Brazilian real	2,654,714	U.S. dollar	460,975	5.18 - 7.29	460,975
Euro	24,864	U.S. dollar	28,793	1.14 - 1.18	28,793
Euro	79,784	Polish zloty	341,545	4.24 - 4.29	93,531
Euro	10,898	Japanese yen	1,833,785	160.83 - 169.33	12,775
Euro	32,964	Chinese renminbi	269,710	7.86 - 8.40	38,644
Euro	16,041	Australian dollar	28,330	1.76 - 1.80	18,805
Euro	4,247	British pound	3,638	0.85 - 0 .86	4,978
Polish zloty	49,199	Euro	11,477	4.28 - 4.29	13,615
British pound	156	Euro	182	0.86	215
British pound	206	U.S. dollar	276	1.34	276
Japanese yen	129,480	U.S. dollar	898	140.40 - 146.86	898
U.S. dollar	232	Japanese yen	34,181	147.30	232
					$716,866

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $4.6 million and are included in other current assets, other assets, accrued expenses and non-current liabilities at June 28, 2025.

The Company had corn forward contracts, soybean meal option contracts and other commodity contracts that are marked to market because they did not qualify for hedge accounting at June 28, 2025. These contracts have an aggregate fair value of approximately $2.9 million and are included in other current assets at June 28, 2025.

As of June 28, 2025, the Company had forward purchase agreements in place for purchases of approximately $275.3 million of natural gas and diesel fuel and approximately $37.9 million of other commitments during the next five years. As of June 28, 2025, the Company had forward purchase agreements in place for purchases of approximately $176.5 million of finished product during the next five years.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2025

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 17 (Contingencies) on pages 27 through 28 of this Form 10-Q and is incorporated herein by reference.

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 28, 2025 and December 28, 2024; (ii) Consolidated Statements of Operations for the three and six months ended June 28, 2025 and June 29, 2024; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 28, 2025 and June 29, 2024; (iv) Consolidated Statements of Stockholders' Equity for the six months ended June 28, 2025 and June 29, 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 28, 2025 and June 29, 2024 and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 6, 2025	By:	/s/ Robert W. Day
Robert W. Day
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)