Form 10-Q
period 2025-09-27
DARLING INGREDIENTS INC.
filed 2025-11-05
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 27, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)
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

There were 158,186,082 shares of common stock, $0.01 par value, outstanding at October 31, 2025.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2025

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 27, 2025 and December 28, 2024
(in thousands, except share data)

	September 27, 2025	December 28, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$91,494	$75,973
Restricted cash	15,559	37,579
Accounts receivable, less allowance for credit losses of $13,986 at September 27, 2025 and $16,166 at December 28, 2024	615,241	581,108
Accounts receivable due from related party - Diamond Green Diesel	5,984	9,476
Inventories	622,315	576,837
Prepaid expenses	89,030	81,286
Income taxes refundable	22,854	35,063
Other current assets	40,201	42,114
Total current assets	1,502,678	1,439,436
Property, plant and equipment, less accumulated depreciation of $2,937,309 at September 27, 2025 and $2,579,770 at December 28, 2024	2,786,142	2,713,669
Intangible assets, less accumulated amortization of $610,173 at September 27, 2025 and $567,135 at December 28, 2024	881,448	898,412
Goodwill	2,499,229	2,322,593
Investment in unconsolidated subsidiaries	2,324,936	2,263,709
Operating lease right-of-use assets	232,337	210,692
Other assets	209,766	199,594
Deferred income taxes	15,803	22,368
	$10,452,339	$10,070,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$76,911	$133,020
Accounts payable, principally trade	374,801	348,705
Income taxes payable	15,507	9,723
Current operating lease liabilities	67,237	62,761
Accrued expenses	475,494	489,295
Total current liabilities	1,009,950	1,043,504
Long-term debt, net of current portion	4,026,727	3,908,978
Long-term operating lease liabilities	169,447	152,327
Other non-current liabilities	206,193	208,350
Deferred income taxes	270,892	293,022
Total liabilities	5,683,209	5,606,181
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 175,625,898 and 174,965,834 shares issued at September 27, 2025 and December 28, 2024, respectively	1,756	1,750
Additional paid-in capital	1,732,760	1,720,877
Treasury stock, at cost; 17,439,816 and 16,068,364 shares at September 27, 2025 and December 28, 2024, respectively	(718,928)	(672,710)
Accumulated other comprehensive loss	(344,742)	(684,241)
Retained earnings	4,017,998	4,012,134
Total Darling's stockholders’ equity	4,688,844	4,377,810
Noncontrolling interests	80,286	86,482
Total stockholders' equity	4,769,130	4,464,292
	$10,452,339	$10,070,473
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 27, 2025 and September 28, 2024
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales to third parties	$1,221,846	$1,157,075	$3,574,476	$3,551,392
Net sales to related party - Diamond Green Diesel	342,120	264,816	851,602	746,090
Total net sales	1,563,966	1,421,891	4,426,078	4,297,482
Costs and expenses:
Cost of sales and operating expenses (excludes depreciation and amortization, shown separately below)	1,176,957	1,108,319	3,381,801	3,353,406
Loss/(gain) on sale of assets	(375)	251	639	(101)
Selling, general and administrative expenses	139,594	115,717	399,219	384,591
Acquisition and integration costs	6,156	218	11,073	5,402
Change in fair value of contingent consideration	—	16,156	18,024	(42,215)
Depreciation and amortization	124,064	123,553	368,961	375,667
Total costs and expenses	1,446,396	1,364,214	4,179,717	4,076,750
Equity in net income/(loss) of Diamond Green Diesel	(45,844)	2,430	(70,367)	125,046
Operating income	71,726	60,107	175,994	345,778

Other expense:
Interest expense	(56,925)	(66,846)	(166,765)	(198,947)
Loss on early retirement of debt	—	—	(2,978)	—
Foreign currency gain/(loss)	1,067	(134)	1,018	515
Other income/(expense), net	662	4,735	(2,531)	12,823
Total other expense	(55,196)	(62,245)	(171,256)	(185,609)

Equity in net income of other unconsolidated subsidiaries	3,277	3,782	8,431	9,109
Income before income taxes	19,807	1,644	13,169	169,278

Income tax expense/(benefit)	(1,248)	(17,471)	1,663	(12,790)

Net income	21,055	19,115	11,506	182,068

Net income attributable to noncontrolling interests	(1,692)	(2,166)	(5,642)	(5,096)

Net income attributable to Darling	$19,363	$16,949	$5,864	$176,972

Basic income per share	$0.12	$0.11	$0.04	$1.11
Diluted income per share	$0.12	$0.11	$0.04	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months ended September 27, 2025 and September 28, 2024
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$21,055	$19,115	$11,506	$182,068
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	45,120	55,450	295,533	(177,258)
Pension adjustments	92	262	4,907	786
Commodities derivative adjustments	2,864	15,897	3,098	(18,210)
Interest rate swap adjustments	(1,026)	(5,835)	(5,328)	(4,998)
Foreign exchange derivative adjustments	4,841	6,067	36,449	(19,581)
Total other comprehensive income/(loss), net of tax	51,891	71,841	334,659	(219,261)
Total comprehensive income/(loss)	$72,946	$90,956	$346,165	$(37,193)
Comprehensive income attributable to noncontrolling interests	2,063	1,220	802	5,374
Comprehensive income/(loss) attributable to Darling	$70,883	$89,736	$345,363	$(42,567)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 27, 2025 and September 28, 2024
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 28, 2024	158,897,470	$1,750	$1,720,877	$(672,710)	$(684,241)	$4,012,134	$4,377,810	$86,482	$4,464,292
Net income/(loss)	—	—	—	—	—	(26,160)	(26,160)	2,346	(23,814)
Pension adjustments, net of tax	—	—	—	—	189	—	189	—	189
Commodities derivative adjustments, net of tax	—	—	—	—	1,145	—	1,145	—	1,145
Interest rate swap adjustments, net of tax	—	—	—	—	(1,235)	—	(1,235)	—	(1,235)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	19,574	—	19,574	—	19,574
Foreign currency translation adjustments	—	—	—	—	120,818	—	120,818	(1,486)	119,332
Issuance of non-vested stock	—	—	21	—	—	—	21	—	21
Stock-based compensation	—	—	(2,952)	—	—	—	(2,952)	—	(2,952)
Treasury stock	(1,365,961)	—	—	(46,037)	—	—	(46,037)	—	(46,037)
Issuance of common stock	624,907	6	5,252	—	—	—	5,258	—	5,258
Balances at March 29, 2025	158,156,416	$1,756	$1,723,198	$(718,747)	$(543,750)	$3,985,974	$4,448,431	$87,342	$4,535,773
Net income	—	—	—	—	—	12,661	12,661	1,604	14,265
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,448)	(5,448)
Pension adjustments, net of tax	—	—	—	—	4,626	—	4,626	—	4,626
Commodities derivative adjustments, net of tax	—	—	—	—	(911)	—	(911)	—	(911)
Interest rate swap adjustments, net of tax	—	—	—	—	(3,067)	—	(3,067)	—	(3,067)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	12,034	—	12,034	—	12,034
Foreign currency translation adjustments	—	—	—	—	134,806	—	134,806	(3,725)	131,081
Issuance of non-vested stock	—	—	9	—	—	—	9	—	9
Stock-based compensation	—	—	4,574	—	—	—	4,574	—	4,574
Treasury stock	(5,206)	—	—	(173)	—	—	(173)	—	(173)
Issuance of common stock	34,695	—	70	—	—	—	70	—	70
Balances at June 28, 2025	158,185,905	$1,756	$1,727,851	$(718,920)	$(396,262)	$3,998,635	$4,613,060	$79,773	$4,692,833
Net income	—	—	—	—	—	19,363	19,363	1,692	21,055
Deductions to noncontrolling interests	—	—	(3,357)	—	—	—	(3,357)	(3,113)	(6,470)
Additions to noncontrolling interests	—	—	—	—	—	—	—	1,563	1,563
Pension adjustments, net of tax	—	—	—	—	92	—	92	—	92
Commodities derivative adjustments, net of tax	—	—	—	—	2,864	—	2,864	—	2,864
Interest rate swap adjustments, net of tax	—	—	—	—	(1,026)	—	(1,026)	—	(1,026)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	4,841	—	4,841	—	4,841
Foreign currency translation adjustments	—	—	—	—	44,749	—	44,749	371	45,120
Issuance of non-vested stock	—	—	3	—	—	—	3	—	3
Stock-based compensation	—	—	8,263	—	—	—	8,263	—	8,263
Treasury stock	(285)	—	—	(8)	—	—	(8)	—	(8)
Issuance of common stock	462	—	—	—	—	—	—	—	—
Balances at September 27, 2025	158,186,082	$1,756	$1,732,760	$(718,928)	$(344,742)	$4,017,998	$4,688,844	$80,286	$4,769,130

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 27, 2025 and September 28, 2024
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

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 27, 2025 and September 28, 2024
(in thousands) (unaudited)

	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$11,506	$182,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368,961	375,667
Loss/(gain) on sale of assets	639	(101)
Change in fair value of contingent consideration	18,024	(42,215)
Gain on insurance proceeds from insurance settlements	—	(6,585)
Deferred taxes	(41,899)	(119,991)
Increase in long-term pension liability	5,729	1,494
Stock-based compensation expense	9,918	24,783
Loss on early retirement of debt	2,978	—
Deferred loan cost amortization	3,835	4,205
Equity in net loss/(income) of Diamond Green Diesel and other unconsolidated subsidiaries	61,936	(134,155)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	132,802	115,558
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,765	225,923
Income taxes refundable/payable	18,328	(16,525)
Inventories and prepaid expenses	(8,553)	151,834
Accounts payable and accrued expenses	26,287	(28,517)
Other	5,850	(48,551)
Net cash provided by operating activities	619,106	684,892
Cash flows from investing activities:
Capital expenditures	(224,045)	(259,133)
Acquisitions, net of cash acquired	—	(116,712)
Investment in Diamond Green Diesel	(240,775)	(90,000)
Investment in other unconsolidated subsidiaries	—	(27)
Loan to Diamond Green Diesel	—	(100,000)
Loan repayment from Diamond Green Diesel	—	100,000
Gross proceeds from disposal of property, plant and equipment and other assets	7,817	6,707
Proceeds from insurance settlement	10,173	6,585
Payments related to routes and other intangibles	(12)	(13)
Net cash used in investing activities	(446,842)	(452,593)
Cash flows from financing activities:
Proceeds from long-term debt	1,095,943	5,583
Payments on long-term debt	(1,591,286)	(38,959)
Borrowings from revolving credit facility	1,544,796	1,332,617
Payments on revolving credit facility	(1,060,053)	(1,526,825)
Net cash overdraft financing	1,263	39,771
Acquisition hold-back payments	(39,668)	(157)
Contingent consideration payments	(52,693)	—
Deferred loan costs	(18,329)	—
Issuance of common stock	413	437
Repurchase of common stock	(34,668)	(29,192)
Minimum withholding taxes paid on stock awards	(6,724)	(7,827)
Sale of noncontrolling interest in subsidiary	3,249	—
Acquisition of noncontrolling interest	(5,902)	—
Distributions to noncontrolling interests	(4,905)	(8,696)
Net cash used in financing activities	(168,564)	(233,248)
Effect of exchange rate changes on cash	(16,818)	(2,561)
Net decrease in cash, cash equivalents and restricted cash	(13,118)	(3,510)
Cash, cash equivalents and restricted cash at beginning of period	217,307	264,450
Cash, cash equivalents and restricted cash at end of period	$204,189	$260,940

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 27, 2025
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and nine month periods ended September 27, 2025 and September 28, 2024, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 28, 2024.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of September 27, 2025, and include the 13 and 39 weeks ended September 27, 2025, and the 13 and 39 weeks ended September 28, 2024.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of September 27, 2025 and December 28, 2024, primarily represents the current portion of acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. Restricted cash included in other long-term assets on the Consolidated Balance Sheet as of September 27, 2025 and December 28, 2024, primarily represents the long-term acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	September 27, 2025	December 28, 2024
Cash and cash equivalents	$91,494	$75,973
Restricted cash	15,559	37,579
Restricted cash included in other long-term assets	97,136	103,755
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$204,189	$217,307

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third-party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third-party banks without recourse for cash less a nominal fee. For the three months ended September 27, 2025 and September 28, 2024, the Company sold approximately $120.4 million and $125.1 million of its trade receivables and incurred approximately $1.4 million and $1.8 million in fees, respectively. For the nine months ended September 27, 2025 and September 28, 2024, the Company sold approximately $375.1 million and $420.7 million of its trade receivables and incurred approximately $4.3 million and $6.3 million in fees, respectively.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		September 27, 2025			September 28, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income attributable to Darling	$19,363	158,356	$0.12	$16,949	159,200	$0.11
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,638			2,875
Less: Pro forma treasury shares		(1,047)			(1,084)
Diluted:
Net income attributable to Darling	$19,363	159,947	$0.12	$16,949	160,991	$0.11

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		September 27, 2025			September 28, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income attributable to Darling	$5,864	158,512	$0.04	$176,972	159,609	$1.11
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,633			2,937
Less: Pro forma treasury shares		(1,078)			(1,012)
Diluted:
Net income attributable to Darling	$5,864	160,067	$0.04	$176,972	161,534	$1.10

For the three months ended September 27, 2025 and September 28, 2024, no outstanding stock options were excluded from diluted income/(loss) per common share as the effect would be antidilutive. For the three months ended September 27, 2025 and September 28, 2024, respectively, 364,000 and 578,342 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended September 27, 2025 and September 28, 2024, no outstanding stock options were excluded from diluted income/(loss) per common share as the effect would be antidilutive. For the nine months ended September 27, 2025 and September 28, 2024, respectively, 474,963 and 585,511 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

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

As a result of the Russia-Ukraine war and the ongoing or emerging conflicts in the Middle East and the current inflationary environment that might be further impacted by tariffs, we have evaluated the potential impact to the Company’s operations and for any indicators of triggering events that could indicate certain of the Company’s assets may be impaired. Through the nine months ended September 27, 2025, the Company has not observed any impairments of the Company’s assets or a significant change in their fair value due to the Russia-Ukraine war and the ongoing or emerging conflicts in the Middle East or inflation or the impacts of tariffs.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly owned subsidiary of Darling entered into a limited liability company agreement with a wholly owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Assets:
Cash	$136,225	$353,446
Total other current assets	1,119,640	1,137,821
Property, plant and equipment, net	3,750,079	3,868,943
Other assets	538,591	100,307
Total assets	$5,544,535	$5,460,517
Liabilities and members' equity:
Revolver	$100,000	$—
Total other current portion of long-term debt	30,012	29,809
Total other current liabilities	213,749	319,688
Total long-term debt	684,726	707,158
Total other long-term liabilities	18,174	17,195
Total members' equity	4,497,874	4,386,667
Total liabilities and members' equity	$5,544,535	$5,460,517

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:
Operating revenues	$1,203,732	$1,224,679	$3,201,472	$3,819,870
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	1,160,562	1,126,200	3,257,113	3,300,483
Lower of cost or market (LCM) inventory valuation adjustment	37,811	20,310	(164,438)	57,814
Depreciation, amortization and accretion expense	75,398	68,303	204,399	195,503
Total costs and expenses	1,273,771	1,214,813	3,297,074	3,553,800
Operating income/(loss)	(70,039)	9,866	(95,602)	266,070
Other income	1,621	5,058	7,504	14,336
Interest and debt expense, net	(11,922)	(10,093)	(34,072)	(30,372)
Income/(loss) before income tax expense	(80,340)	4,831	$(122,170)	$250,034
Income tax expense/(benefit)	221	(29)	1,365	(58)
Net income/(loss)	$(80,561)	$4,860	$(123,535)	$250,092

As of September 27, 2025, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,241.5 million on the consolidated balance sheet. The Company has recorded equity in net income/(loss) from the DGD Joint Venture of approximately $(45.8) million and $2.4 million for the three months ended September 27, 2025 and September 28, 2024, respectively. The Company has recorded equity in net income/(loss) from the DGD Joint Venture of approximately $(70.4) million and $125.0 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blenders tax credits of $1.00 per gallon were extended as is until December 31, 2024, a new Sustainable Aviation Fuel (“SAF”) blenders tax credit was introduced effective for 2023 and 2024, and a new Clean Fuels Production Credit (the “CFPC”) was created effective from 2025 through 2027. Under the IR Act, Section 40B, SAF, blended with Jet A and sold on or before December 31, 2024, receives a base credit of $1.25 per gallon plus $0.01 for each percentage point by which the lifecycle greenhouse gas (“GHG”) emissions reduction percentage exceeds 50% up to a maximum supplementary amount of $0.50. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel (adjusted for inflation each calendar year) multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. Similarly, SAF produced during calendar year 2025 at a qualified facility that meets the apprenticeship and prevailing wage requirements receives a base credit of $1.75 (adjusted for inflation each calendar year) multiplied by the GHG emissions factor for SAF. In contrast to the blenders tax credit, the CFPC requires that production must take place in the United States. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions. With respect to the CFPC, the OBBBA extends the credit for two years through December 31, 2029, reduces the maximum credit rate for SAF to $1.00 per gallon for gallons produced after December 31, 2025, and, beginning in 2026 all eligible transportation fuel must be derived exclusively from feedstocks produced or grown in the U.S., Mexico or Canada. Furthermore, on July 21, 2025, the Internal Revenue Service released Notice 2025-37, announcing the 2025 calendar year inflation adjustment factor for several green energy credits added to the Internal Revenue Code by the IR Act, including the CFPC. Specifically, the base credit for on-road transportation fuel is increased to $1.06 per gallon (from $1.00 per gallon) and SAF is increased to $1.86 per gallon (from $1.75 per gallon) provided the fuel is produced at a qualified facility meeting the prevailing wage and apprenticeship requirements. These revised base credits, subject to the aforementioned emission reduction percentages, are applicable for on-road transportation fuel and SAF produced and sold in calendar year 2025 (i.e., there is a retroactive effective date of January 1, 2025). For the three months ended September 27, 2025 and September 28, 2024, the DGD Joint Venture recorded approximately $201.0 million and $313.0 million of production tax credits and blenders tax credits, net of discount and broker fees related to Darling's portion, respectively. For the nine months ended September 27, 2025 and September 28, 2024, the DGD Joint Venture recorded approximately $392.1 million and $952.2 million of production tax credits and blenders tax credits, net of discount and broker fees related to Darling's portion, respectively. The production tax credit and blenders tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. During the third quarter ended September 27, 2025, Darling agreed on the sale of $125.0 million of its production tax credits to a corporate buyer. The proceeds of the sale are scheduled to be received in the fourth quarter of 2025 upon satisfaction of certain funding conditions. On November 4, 2025, the Company received approximately $88.1 million as a dividend distribution from the DGD Joint Venture representing a portion of the production tax credits agreed upon sale amount.

In the nine months ended September 27, 2025 and September 28, 2024, the Company received approximately $129.5 million and $111.2 million in dividend distributions from the DGD Joint Venture, respectively. In the nine months ended September 27, 2025 and September 28, 2024, respectively, the Company made approximately $240.8 million and $90.0 million in capital contributions to the DGD Joint Venture. Subsequent to September 27, 2025, the Company made a capital contribution of approximately $4.6 million on September 29, 2025 to the DGD Joint venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

Joint Venture with Tessenderlo Group NV

On May 12, 2025, the Company signed a non-binding term sheet with Tessenderlo Group NV (“Tessenderlo”) (XBRU: TESB) to form a joint venture. The purpose of the joint venture is to combine the collagen and gelatin businesses of the Company, which businesses operate under the Rousselot brand, and Tessenderlo, which businesses operate under the PB Leiner brand. These businesses will be contributed to a new joint venture. The Company will hold an 85% ownership stake in the joint venture and Tessenderlo will hold the remaining 15% ownership stake. The term sheet covers customary items, including structure, governance, and management of the joint venture. The formation of the joint venture is subject to customary due diligence, negotiation of definitive transaction documents, satisfaction of customary closing conditions, and regulatory approvals.

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

Additionally, the Company has completed other immaterial acquisitions and dispositions during fiscal 2025 and fiscal 2024.

The Company incurred acquisition and integration costs of approximately $6.2 million and $0.2 million for the three months ended September 27, 2025 and September 28, 2024, respectively. The Company incurred acquisition and integration costs of approximately $11.1 million and $5.4 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	September 27, 2025	December 28, 2024
Finished product	$370,487	$335,116
Work in process	97,778	92,762
Raw material	42,006	38,117
Supplies and other	112,044	110,842
	$622,315	$576,837

(6)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	September 27, 2025	December 28, 2024
Indefinite Lived Intangible Assets:
Trade names	$53,994	$51,050
	53,994	51,050
Finite Lived Intangible Assets:
Routes	748,011	714,801
Customer relationships	318,272	278,920
Permits	328,935	316,038
Non-compete agreements	60	60
Trade names	19,409	82,401
Royalties, product development, patents, consulting, land use rights and leasehold	22,940	22,277
	1,437,627	1,414,497
Accumulated Amortization:
Routes	(304,256)	(254,164)
Customer relationships	(72,983)	(44,476)
Permits	(214,504)	(189,500)
Non-compete agreements	(41)	(33)
Trade names	(11,141)	(72,549)
Royalties, product development, patents, consulting, land use rights and leasehold	(7,248)	(6,413)
	(610,173)	(567,135)
Total intangible assets, less accumulated amortization	$881,448	$898,412

Gross intangible assets changed primarily due to retirement activity in the first nine months of fiscal 2025 by approximately $68.1 million offset by foreign currency translation impact. Amortization expense for the three months ended September 27, 2025 and September 28, 2024, was approximately $26.3 million and $27.9 million, respectively, and for the nine months ended September 27, 2025 and September 28, 2024, was approximately $77.4 million and $84.3 million, respectively.

(7)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 28, 2024
Goodwill	$1,453,677	$774,998	$144,582	$2,373,257
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,437,763	771,828	113,002	2,322,593
Foreign currency translation	73,960	88,909	13,767	176,636
Balance at September 27, 2025
Goodwill	1,527,637	863,907	158,349	2,549,893
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	$1,511,723	$860,737	$126,769	$2,499,229

(8)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 27, 2025	December 28, 2024
Compensation and benefits	$164,296	$139,011
Accrued operating expenses	79,004	73,239
Short-term acquisition hold-backs	16,351	38,620
Short-term contingent consideration	—	28,862
Other accrued expense	215,843	209,563
	$475,494	$489,295

(9)    Debt

Debt consists of the following (in thousands):

	September 27, 2025	December 28, 2024
Amended Credit Agreement:
Revolving Credit Facility ($160.8 million and zero denominated in € at September 27, 2025 and December 28, 2024, respectively)	$752,751	$267,000

Term A facility	900,000	—
Less unamortized deferred loan costs	(4,006)	—
Carrying value Term A facility	895,994	—

Term A-1 facility	—	397,000
Less unamortized deferred loan costs	—	(366)
Carrying value Term A-1 facility	—	396,634

Term A-2 facility	—	471,875
Less unamortized deferred loan costs	—	(509)
Carrying value Term A-2 facility	—	471,366

Term A-3 facility	—	297,750
Less unamortized deferred loan costs	—	(560)
Carrying value Term A-3 facility	—	297,190

Term A-4 facility	—	481,250
Less unamortized deferred loan costs	—	(664)
Carrying value Term A-4 facility	—	480,586

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premium	(4,940)	(5,605)
Carrying value 6% Senior Notes due 2030	995,060	994,395

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(1,602)	(2,322)
Carrying value 5.25% Senior Notes due 2027	498,398	497,678

4.5% Senior Notes due 2032 - Denominated in euro with effective interest of 4.7%	876,825	—
Less unamortized deferred loan costs - Denominated in euro	(10,073)	—
Carrying value 4.5% Senior Notes due 2032	866,752	—

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	—	536,733
Less unamortized deferred loan costs - Denominated in euro	—	(1,542)
Carrying value 3.625% Senior Notes due 2026	—	535,191

Other Notes and Obligations	94,683	101,958
	4,103,638	4,041,998
Less Current Maturities	76,911	133,020
	$4,026,727	$3,908,978

As of September 27, 2025, the Company had €137.5 million outstanding debt under the revolving credit facility denominated in euros and €750.0 million of outstanding debt under the Company’s 4.5% Senior Notes due 2032 denominated in euros. In addition, at September 27, 2025, the Company had finance lease obligations denominated in euros of approximately €4.6 million.

As of September 27, 2025, the Company had other notes and obligations of $94.7 million that consist of various overdraft facilities of approximately $57.8 million, Brazilian notes of approximately $14.7 million, and other debt of approximately $22.2 million, including the euro denominated finance lease obligations above and the U.S. finance lease obligations of approximately $1.8 million.

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

The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the Canadian Overnight Repo Rate Average (CORRA) for borrowings denominated in Canadian dollars or the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings, in each case plus 1.50% per annum or (ii) the alternative base rate (ABR) for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short-term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.50% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A facility equals the adjusted term SOFR plus 1.75% per annum or ABR plus 0.75% subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50% for SOFR borrowings and a minimum of 0.50% for ABR borrowings.

As of September 27, 2025, the Company had (i) $16.0 million outstanding under the revolver at base rate plus a margin of 0.50% per annum for a total of 7.75%, (ii) $576.0 million outstanding under the revolver at SOFR plus a margin of 1.50% per annum for a total of 5.6982% per annum, (iii) $900.0 million outstanding under the term A facility at SOFR plus a margin of 1.75% per annum for a total of 6.06599% per annum, and (iv) €137.5 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.50% per annum for a total of 3.3909% per annum. As of September 27, 2025, the Company had revolving credit facility availability of $1.17 billion, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $73.5 million and letters of credit issued of $0.7 million. The Company also had foreign bank guarantees of approximately $12.5 million that are not part of the Company’s Amended Credit Agreement at September 27, 2025. In addition, the Company capitalized approximately $8.0 million of deferred loan costs as of September 27, 2025 in connection with the Amended Credit Agreement.

4.5% Senior Notes due 2032. On June 24, 2025, Darling Global Finance B.V. (the “4.5% Issuer”), an indirect, wholly owned subsidiary of Darling, issued and sold €750.0 million aggregate principal amount of 4.5% Senior Notes due 2032 (the “4.5% Notes”). The 4.5% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 24, 2025 (the “4.5% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, GLAS Trust Company LLC, as trustee, principal paying agent and registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to (i) redeem the Company’s previous 3.625% senior notes and repay or otherwise refinance the Company’s Previous Credit Agreement, and (ii) pay costs, fees and expenses related to the refinancing.

The 4.5% Notes will mature on July 15, 2032. The 4.5% Issuer pays interest on the 4.5% Notes on January 15 and July 15 of each year commencing on January 15, 2026. Interest on the 4.5% Notes accrues at a rate of 4.5% per annum and is payable in cash. The 4.5% Notes are guaranteed by Darling and all of Darling’s restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that are borrowers under or guarantee the Senior Secured Credit Facilities (collectively, the “4.5% Guarantors”). The 4.5% Notes and the guarantees thereof are senior unsecured obligations of the 4.5% Issuer and the 4.5% Guarantors and rank equally in right of payment to all of the 4.5% Issuer's and the 4.5% Guarantors’ existing and future senior indebtedness. The 4.5% Indenture contains covenants limiting Darling’s ability and the ability of its restricted subsidiaries (including the 4.5% Issuer) to, among other things: grant liens to secure indebtedness and merge with or into other companies or otherwise dispose of all or substantially all of their assets. The 4.5% Indenture also requires any non-guarantor restricted subsidiary that is a borrower under or that guarantees the Senior Secured Credit Facilities or, if the Senior Secured Credit Facilities are not outstanding, incurs certain material indebtedness, to guarantee the notes, unless such non-guarantor restricted subsidiary is a foreign subsidiary, receivables entity or another exception applies. These covenants include significant exceptions and qualifications. The 4.5% Indenture does not directly restrict the issuer or the guarantors from incurring indebtedness, paying dividends or making other distributions, repurchasing Darling’s capital stock, or making investments. The Company capitalized approximately $10.3 million of deferred loan costs as of September 27, 2025 in connection with the 4.5% Notes.
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

As of September 27, 2025, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 4.5% Senior Notes due 2032.

(10)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 27, 2025	December 28, 2024
Accrued pension liability	$19,806	$17,676
Reserve for self-insurance, litigation, environmental and tax matters	83,478	80,757
Long-term acquisition hold-backs	97,430	104,684
Other	5,479	5,233
	$206,193	$208,350

(11)    Income Taxes

The Company has provided income taxes for the three months ended September 27, 2025 and September 28, 2024, based on its estimate of the effective tax rate for the entire 2025 and 2024 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of September 27, 2025 and September 28, 2024, the Company had $10.8 million and $10.4 million, respectively, of gross unrecognized tax benefits and $2.6 million and $2.0 million, respectively, of related accrued interest and penalties. The Company’s gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

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

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material effect on the Company's results or financial position in the current quarter.

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

(12)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and nine months ended September 27, 2025 and September 28, 2024 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Defined benefit pension plans
Actuarial gain recognized	$(13)	$—	$3	$—	$(10)	$—
Amortization of prior service (cost)/benefit	(3)	(6)	1	3	(2)	(3)
Amortization of actuarial loss	122	349	(29)	(84)	93	265
Amortization of settlement	13	—	(2)	—	11	—
Total defined benefit pension plans	119	343	(27)	(81)	92	262
Corn option derivatives
Reclassified to earnings	—	(605)	—	147	—	(458)
Activity recognized in other comprehensive income/(loss)	—	(193)	—	47	—	(146)
Total corn option derivatives	—	(798)	—	194	—	(604)
Heating oil derivatives at DGD (Note 15)
Activity recognized in other comprehensive income/(loss)	3,783	21,798	(919)	(5,297)	2,864	16,501
Total heating oil derivatives	3,783	21,798	(919)	(5,297)	2,864	16,501
Interest swap derivatives
Reclassified to earnings	(1,551)	18,069	377	(4,391)	(1,174)	13,678
Activity recognized in other comprehensive income/(loss)	195	(25,777)	(47)	6,264	148	(19,513)
Total interest swap derivatives	(1,356)	(7,708)	330	1,873	(1,026)	(5,835)
Foreign exchange derivatives
Reclassified to earnings	723	924	(243)	(305)	480	619
Activity recognized in other comprehensive income/(loss)	6,594	8,200	(2,233)	(2,752)	4,361	5,448
Total foreign exchange derivatives	7,317	9,124	(2,476)	(3,057)	4,841	6,067

Foreign currency translation	45,115	57,147	5	(1,697)	45,120	55,450

Other comprehensive income/(loss)	$54,978	$79,906	$(3,087)	$(8,065)	$51,891	$71,841

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Defined benefit pension plans
Actuarial gain recognized	$37	$—	$(9)	$—	$28	$—
Amortization of prior service (cost)/benefit	(7)	(18)	3	8	(4)	(10)
Amortization of actuarial loss	578	1,047	(137)	(251)	441	796
Amortization of settlement	5,867	—	(1,425)	—	4,442	—
Total defined benefit pension plans	6,475	1,029	(1,568)	(243)	4,907	786
Soybean meal option derivatives
Reclassified to earnings	—	(33)	—	8	—	(25)
Total soybean meal option derivatives	—	(33)	—	8	—	(25)
Corn option derivatives
Reclassified to earnings	385	(605)	(94)	147	291	(458)
Activity recognized in other comprehensive income/(loss)	(257)	1,211	63	(294)	(194)	917
Total corn option derivatives	128	606	(31)	(147)	97	459
Heating oil derivatives at DGD (Note 15)
Activity recognized in other comprehensive income/(loss)	3,965	(24,628)	(964)	5,984	3,001	(18,644)
Total heating oil derivatives	3,965	(24,628)	(964)	5,984	3,001	(18,644)
Interest swap derivatives
Reclassified to earnings	11,666	(8,716)	(2,835)	2,118	8,831	(6,598)
Activity recognized in other comprehensive income/(loss)	(18,705)	2,114	4,546	(514)	(14,159)	1,600
Total interest swap derivatives	(7,039)	(6,602)	1,711	1,604	(5,328)	(4,998)
Foreign exchange derivatives
Reclassified to earnings	(3,790)	(6,471)	1,280	2,203	(2,510)	(4,268)
Activity recognized in other comprehensive income/(loss)	58,816	(23,219)	(19,857)	7,906	38,959	(15,313)
Total foreign exchange derivatives	55,026	(29,690)	(18,577)	10,109	36,449	(19,581)

Foreign currency translation	301,222	(176,481)	(5,689)	(777)	295,533	(177,258)

Other comprehensive income/(loss)	$359,777	$(235,799)	$(25,118)	$16,538	$334,659	$(219,261)

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax, for the three and nine months ended September 27, 2025 and September 28, 2024 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$—	$—	$—	$33	Net sales
Foreign exchange contracts	(723)	(924)	3,790	6,471	Net sales
Corn option derivatives	—	605	(385)	605	Cost of sales and operating expenses
Interest swaps	1,551	(18,069)	(11,666)	8,716	Foreign currency gain/(loss) and interest expense
	828	(18,388)	(8,261)	15,825	Total before tax
	(134)	4,549	1,649	(4,476)	Income taxes
	694	(13,839)	(6,612)	11,349	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$3	$6	$7	$18	(a)
Amortization of actuarial loss	(122)	(349)	(578)	(1,047)	(a)
Amortization of settlement	(13)	—	(5,867)	—	(a)
	(132)	(343)	(6,438)	(1,029)	Total before tax
	30	81	1,559	243	Income taxes
	(102)	(262)	(4,879)	(786)	Net of tax
Total reclassifications	$592	$(14,101)	$(11,491)	$10,563	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 14 (Employee Benefit Plans) to the Company’s Consolidated Financial Statements included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of September 27, 2025 as follows (in thousands):

	Nine Months Ended September 27, 2025
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/ (loss) December 28, 2024, attributable to Darling, net of tax	$(648,827)	$(23,825)	$(11,589)	$(684,241)
Other comprehensive loss before reclassifications	295,533	27,607	28	323,168
Amounts reclassified from accumulated other comprehensive income/ (loss)	—	6,612	4,879	11,491
Net current-period other comprehensive income	295,533	34,219	4,907	334,659
Noncontrolling interest	(4,840)	—	—	(4,840)
Accumulated Other Comprehensive income/ (loss) September 27, 2025, attributable to Darling, net of tax	$(348,454)	$10,394	$(6,682)	$(344,742)

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

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed on June 21, 2024 up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions, and extended to August 13, 2026. During the first nine months of fiscal 2025, $34.7 million of Common Stock was repurchased under the share repurchase program. As of September 27, 2025, the Company had approximately $460.3 million remaining under the share repurchase program.

(14)    Employee Benefit Plans

During the second quarter of fiscal 2025, the Company terminated two of the Company's domestic defined benefit pension plans, resulting in a curtailment and a settlement for financial reporting purposes. Net pension cost for the three and nine months ended September 27, 2025 and September 28, 2024 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$793	$795	$2,291	$2,369
Interest cost	1,572	1,914	5,259	5,731
Expected return on plan assets	(1,467)	(1,810)	(4,798)	(5,426)
Amortization of prior service cost	(3)	(6)	(7)	(18)
Amortization of actuarial loss	122	349	578	1,047
Amortization of settlement	13	—	5,867	—
Net pension cost	$1,030	$1,242	$9,190	$3,703

Based on annual actuarial estimates, at September 27, 2025 the Company expects to contribute approximately $4.2 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended September 27, 2025 and September 28, 2024 of approximately $1.9 million and $1.8 million, respectively.

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

The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of September 27, 2025, the Company has an aggregate accrued liability of approximately $4.1 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.
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

At September 27, 2025, the Company had foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, soybean meal option contracts, soybean oil option contracts, other commodity forward contracts, and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2025 and fiscal 2024, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by Financial Accounting Standards Board (“FASB”) ASC Topic 323.

Cash Flow Hedges

In fiscal 2023, the Company designated interest rate swaps as cash flow hedges of the interest rate risk on a portion of its outstanding variable rate debt. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. In July 2025, the Company designated interest rate swaps as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.656% while receiving the 1-month SOFR rate. Under terms of the interest rate swaps, the Company hedges a portion of its variable rate debt into the second quarter of 2027. At September 27, 2025, the aggregate fair value of these interest rate swaps was approximately $2.4 million and was recorded in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 28, 2024, the aggregate fair value of these interest rate swaps was approximately $4.2 million and was recorded in other current assets, accrued expenses, other assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that were designated as cash flow hedges to hedge the Company’s intercompany loans. During the second quarter of 2025, the intercompany loans and cross currency swaps were settled. At September 27, 2025 and December 28, 2024, the aggregate fair value of these cross currency swaps was approximately zero and $22.2 million, respectively. At December 28, 2024, these amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024 and fiscal 2025, the Company entered into foreign exchange options and forward contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. At September 27, 2025 and December 28, 2024, the aggregate fair value of these foreign exchange contracts was approximately $17.9 million and $32.6 million, respectively. These amounts are included in other current assets, other assets, accrued expenses and other noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and option contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. There were not any open designated corn, soybean meal or heating oil contracts entered into by the Company at September 27, 2025.

As of September 27, 2025, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	258,491	Euro	38,315
Brazilian real	2,249,479	U.S. dollar	390,561
Euro	19,638	U.S. dollar	23,066
Euro	81,803	Polish zloty	348,945
Euro	11,215	Japanese yen	1,948,542
Euro	21,942	Chinese renminbi	183,153
Euro	15,634	Australian dollar	27,950
Euro	3,951	British pound	3,451
Polish zloty	956	U.S. dollar	264
Polish zloty	51,056	Euro	11,957
British pound	202	U.S. dollar	273
Japanese yen	146,412	U.S. dollar	993
U.S. dollar	213	Japanese yen	31,422
Australian dollar	218	U.S. dollar	144

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at September 27, 2025 into earnings over the next 12 months for all cash flow hedges will be approximately $12.9 million. As of September 27, 2025, $4.1 million has been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the three and nine months ended September 27, 2025 and September 28, 2024 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Foreign exchange	Foreign currency loss/(gain)	$692	$(1,459)	$(144)	$(2,309)
Foreign exchange	Net sales	(78)	(298)	(662)	344
Foreign exchange	Cost of sales and operating expenses	(17)	173	175	(126)
Foreign exchange	Selling, general and administrative expenses	(5,747)	(1,289)	(19,914)	8,283
Interest rate swap	Interest expense	—	—	(961)	—
Corn options and futures	Net sales	—	106	(1,445)	652
Corn options and futures	Cost of sales and operating expenses	536	319	—	(1,917)
Soybean meal	Net sales	428	—	649	—
Soybean oil	Net sales	2,635	—	2,477	—
Other commodities	Selling, general and administrative expenses	32	—	(669)	—
Total		$(1,519)	$(2,448)	$(20,494)	$4,927

At September 27, 2025, the Company had forward purchase agreements in place for purchases of approximately $278.5 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(16)        Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of September 27, 2025 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at September 27, 2025 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$29,328	$—	$29,328	$—
Total Assets	$29,328	$—	$29,328	$—

Liabilities
Derivative liabilities	$3,147	$—	$3,147	$—
Total Liabilities	$3,147	$—	$3,147	$—

		Fair Value Measurements at December 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$30,693	$—	$30,693	$—
Total Assets	$30,693	$—	$30,693	$—

Liabilities
Derivative liabilities	$41,920	$—	$41,920	$—
Contingent consideration	28,862	—	—	28,862
Total Liabilities	$70,782	$—	$41,920	$28,862

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

The fair value measurement of contingent consideration liability uses significant unobservable inputs (level 3). Through the quarter ended March 29, 2025, we estimated the fair value of the FASA Group (“FASA”) contingent consideration using a Monte Carlo simulation methodology from a third-party that includes simulating the forecasted net income or earnings plus interest expense, taxes, depreciation and amortization (“EBITDA”) using a Geometric Brownian Motion in a risk-neutral framework. The assumptions used in the FASA contingent consideration analysis included the EBITDA forecast through the remaining term of the contingent consideration, an EBITDA discount rate, an EBITDA volatility, credit spread, risk-free rate and exchange rate. Significant increases and decreases in these inputs could result in a significantly lower or higher fair value measurement of the FASA contingent consideration. At June 28, 2025 and September 27, 2025, no Monte Carlo model was used as the contingent consideration period had elapsed and actual EBITDA was known and the contingent consideration was paid to the seller in September 2025 per the latest calculation, but is subject to the sellers approval. As a result, depending on the approval of the seller an additional amount could be required to be paid.

The changes in contingent consideration liability are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 28, 2024	$28,862
Total included in earnings during period	18,024
Exchange rate changes	5,807
Payments	(52,693)
Balance as of September 27, 2025	$—

Fair value of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurements at September 27, 2025 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$1,009,300	$—	$1,009,300	$—
5.25% Senior notes	498,550	—	498,550	—
4.5% Senior notes	886,645	—	886,645	—
Term Loan A	895,500	—	895,500	—
Revolver debt	741,460	—	741,460	—
Total Liabilities	$4,031,455	$—	$4,031,455	$—

		Fair Value Measurements at December 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$982,500	$—	$982,500	$—
5.25% Senior notes	490,000	—	490,000	—
3.625% Senior notes	534,908	—	534,908	—
Term loan A-1	395,015	—	395,015	—
Term loan A-2	469,516	—	469,516	—
Term loan A-3	296,261	—	296,261	—
Term loan A-4	478,844	—	478,844	—
Revolver debt	264,330	—	264,330	—
Total Liabilities	$3,911,374	$—	$3,911,374	$—

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental and litigation. At September 27, 2025 and December 28, 2024, the reserves for insurance, regulatory, governmental, environmental and litigation reflected on the balance sheet in accrued expenses and other noncurrent liabilities was approximately $101.8 million and $97.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $39.0 million as of September 27, 2025 and December 28, 2024, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the pending lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate (a)	Total
Three Months Ended September 27, 2025
Total net sales	$1,029,115	$380,574	$154,277	$—	$1,563,966
Cost of sales and operating expenses	779,306	275,751	121,900	—	1,176,957
Gross margin	249,809	104,823	32,377	—	387,009

Gain on sale of assets	(125)	(65)	(185)	—	(375)
Selling, general and administrative expenses	75,938	33,250	8,077	22,329	139,594
Acquisition and integration costs	—	—	—	6,156	6,156
Depreciation and amortization	83,590	29,839	9,129	1,506	124,064
Equity in net loss of Diamond Green Diesel	—	—	(45,844)	—	(45,844)
Segment operating income/(loss)	90,406	41,799	(30,488)	(29,991)	71,726

Equity in net income of other unconsolidated subsidiaries	3,277	—	—	—	3,277
Segment income/(loss)	93,683	41,799	(30,488)	(29,991)	75,003

Total other expense (b)					(55,196)
Income before income taxes					$19,807

(a)    Included in corporate activities are general corporate expenses.

(b)    Total other expense includes interest expense, loss on early retirement of debt, foreign currency gain (loss) and other income (expense). Interest expense, loss on early retirement of debt and foreign currency gain (loss) are separately disclosed on our Consolidated Statements of Operations. Other income/(expense) consists of interest income of approximately $1.3 million, casualty loss of approximately $(0.2) million, other pension expense excluding service cost of approximately $(0.2) million, gain on the sale of a portion of a small international subsidiary of approximately $1.7 million and other expense of approximately $(1.9) million.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 28, 2024
Total net sales	$927,457	$357,292	$137,142	$—	$1,421,891
Cost of sales and operating expenses	727,642	271,861	108,816	—	1,108,319
Gross margin	199,815	85,431	28,326	—	313,572

Loss/(gain) on sale of assets	204	49	(2)	—	251
Selling, general and administrative expenses	67,445	28,351	7,757	12,164	115,717
Acquisition and integration costs	—	—	—	218	218
Change in fair value of contingent consideration	16,156	—	—	—	16,156
Depreciation and amortization	85,480	26,743	9,297	2,033	123,553
Equity in net income of Diamond Green Diesel	—	—	2,430	—	2,430
Segment operating income/(loss)	30,530	30,288	13,704	(14,415)	60,107

Equity in net income of other unconsolidated subsidiaries	3,782	—	—	—	3,782
Segment income/(loss)	34,312	30,288	13,704	(14,415)	63,889

Total other expense (c)					(62,245)
Income before income taxes					$1,644

(c)    Total other expense includes interest expense, loss on early retirement of debt, foreign currency gain (loss) and other income (expense). Interest expense, loss on early retirement of debt and foreign currency gain (loss) are separately disclosed on our Consolidated Statements of Operations. Other income/(expense) consists of interest income of approximately $3.6 million, casualty gain of approximately $3.8 million, other pension expense excluding service cost of approximately $(0.4) million and other expense of approximately $(2.3) million.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 27, 2025
Total net sales	$2,861,930	$1,115,956	$448,192	$—	$4,426,078
Cost of sales and operating expenses	2,215,402	804,765	361,634	—	3,381,801
Gross margin	646,528	311,191	86,558	—	1,044,277

Loss/(gain) on sale of assets	1,075	(34)	(402)	—	639
Selling, general and administrative expenses	224,973	98,709	25,645	49,892	399,219
Acquisition and integration costs	—	—	—	11,073	11,073
Change in fair value of contingent consideration	18,024	—	—	—	18,024
Depreciation and amortization	251,139	86,792	26,481	4,549	368,961
Equity in net loss of Diamond Green Diesel	—	—	(70,367)	—	(70,367)
Segment operating income/(loss)	151,317	125,724	(35,533)	(65,514)	175,994

Equity in net income of other unconsolidated subsidiaries	8,431	—	—	—	8,431
Segment income/(loss)	159,748	125,724	(35,533)	(65,514)	184,425

Total other expense (d)					(171,256)
Loss before income taxes					$13,169

(d)    Total other expense includes interest expense, loss on early retirement of debt, foreign currency gain (loss) and other income (expense). Interest expense, loss on early retirement of debt and foreign currency gain (loss) are separately disclosed on our Consolidated Statements of Operations. Other income/(expense) consists of interest income of approximately $11.9 million, casualty loss of approximately $(1.7) million, other pension expense excluding service cost of approximately $(6.9) million, gain on the sale of a portion of a small international subsidiary of approximately $1.7 million and other expense of approximately $(7.5) million.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 28, 2024
Total net sales	$2,751,452	$1,127,415	$418,615	$—	$4,297,482
Cost of sales and operating expenses	2,171,282	846,766	335,358	—	3,353,406
Gross margin	580,170	280,649	83,257	—	944,076

Loss/(gain) on sale of assets	541	(208)	(434)	—	(101)
Selling, general and administrative expenses	218,598	88,939	24,911	52,143	384,591
Acquisition and integration costs	—	—	—	5,402	5,402
Change in fair value of contingent consideration	(42,215)	—	—	—	(42,215)
Depreciation and amortization	259,493	82,983	26,687	6,504	375,667
Equity in net income of Diamond Green Diesel	—	—	125,046	—	125,046
Segment operating income/(loss)	143,753	108,935	157,139	(64,049)	345,778

Equity in net income of other unconsolidated subsidiaries	9,109	—	—	—	9,109
Segment income/(loss)	152,862	108,935	157,139	(64,049)	354,887

Total other expense (e)					(185,609)
Income before income taxes					$169,278

(e)    Total other expense includes interest expense, loss on early retirement of debt, foreign currency gain (loss) and other income (expense). Interest expense, loss on early retirement of debt and foreign currency gain (loss) are separately disclosed on our Consolidated Statements of Operations. Other income/(expense) consists of interest income of approximately $12.1 million, casualty gain of approximately $11.6 million, other pension expense excluding service cost of approximately $(1.3) million and other expense of approximately $(9.6) million.

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the three and nine months ended September 27, 2025 and September 28, 2024 (in thousands):

	Three Months Ended September 27, 2025
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$781,733	$100,056	$—	$881,789
Europe	114,784	179,342	154,277	448,403
China	12,017	56,908	—	68,925
South America	116,737	30,501	—	147,238
Other	3,844	13,767	—	17,611
Total net sales	$1,029,115	$380,574	$154,277	$1,563,966

Major product types
Fats	$428,415	$44,331	$—	$472,746
Used cooking oil	125,900	—	—	125,900
Proteins	338,800	—	—	338,800
Bakery	46,900	—	—	46,900
Other rendering	76,900	—	—	76,900
Food ingredients	—	311,067	—	311,067
Bioenergy	—	—	154,277	154,277
Other	12,200	25,176	—	37,376
Total net sales	$1,029,115	$380,574	$154,277	$1,563,966

	Nine Months Ended September 27, 2025
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,179,259	$309,066	$—	$2,488,325
Europe	323,522	532,139	448,192	1,303,853
China	23,001	161,103	—	184,104
South America	325,110	78,238	—	403,348
Other	11,038	35,410	—	46,448
Total net sales	$2,861,930	$1,115,956	$448,192	$4,426,078

Major product types
Fats	$1,159,930	$133,381	$—	$1,293,311
Used cooking oil	290,100	—	—	290,100
Proteins	1,017,000	—	—	1,017,000
Bakery	149,100	—	—	149,100
Other rendering	209,900	—	—	209,900
Food ingredients	—	900,997	—	900,997
Bioenergy	—	—	448,192	448,192
Other	35,900	81,578	—	117,478
Total net sales	$2,861,930	$1,115,956	$448,192	$4,426,078

	Three Months Ended September 28, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$720,381	$97,658	$—	$818,039
Europe	95,625	161,630	137,142	394,397
China	8,910	53,506	—	62,416
South America	98,980	32,189	—	131,169
Other	3,561	12,309	—	15,870
Total net sales	$927,457	$357,292	$137,142	$1,421,891

Major product types
Fats	$346,870	$40,982	$—	$387,852
Used cooking oil	81,674	—	—	81,674
Proteins	369,544	—	—	369,544
Bakery	47,696	—	—	47,696
Other rendering	69,658	—	—	69,658
Food ingredients	—	289,311	—	289,311
Bioenergy	—	—	137,142	137,142
Other	12,015	26,999	—	39,014
Total net sales	$927,457	$357,292	$137,142	$1,421,891

	Nine Months Ended September 28, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,132,009	$305,283	$—	$2,437,292
Europe	304,195	497,186	418,615	1,219,996
China	21,747	176,901	—	198,648
South America	282,733	109,636	—	392,369
Other	10,768	38,409	—	49,177
Total net sales	$2,751,452	$1,127,415	$418,615	$4,297,482

Major product types
Fats	$972,792	$117,346	$—	$1,090,138
Used cooking oil	253,600	—	—	253,600
Proteins	1,119,700	—	—	1,119,700
Bakery	141,100	—	—	141,100
Other rendering	225,900	—	—	225,900
Food ingredients	—	935,659	—	935,659
Bioenergy	—	—	418,615	418,615
Other	38,360	74,410	—	112,770
Total net sales	$2,751,452	$1,127,415	$418,615	$4,297,482

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2025 under these long-term supply contracts was approximately $100.9 million, with the remaining performance obligations to be recognized in future periods (generally three years) of approximately $630.5 million.

(20)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended September 27, 2025 and September 28, 2024, the Company recorded net sales to the DGD Joint Venture of approximately $342.1 million and $264.8 million, respectively. For the three months ended September 27, 2025 and September 28, 2024, our net sales to the DGD Joint Venture were approximately 22% and 19%, respectively, of total net sales. For the nine months ended September 27, 2025 and September 28, 2024, the Company recorded net sales to the DGD Joint Venture of approximately $851.6 million and $746.1 million, respectively. For the nine months ended September 27, 2025 and September 28, 2024, our net sales to the DGD Joint Venture were approximately 19% and 17%, respectively, of total net sales. At September 27, 2025 and December 28, 2024, the Company had $6.0 million and $9.5 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $89.6 million and $63.7 million of additional sales for the nine months ended September 27, 2025 and September 28, 2024, respectively, to defer the Company’s portion of profit of approximately $20.9 million and $7.9 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at September 27, 2025 and September 28, 2024, respectively.

Revolving Loan Agreement

On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid no interest to the Company for the three months ended September 27, 2025 and September 28, 2024 and paid interest to the Company for the nine months ended September 27, 2025 and September 28, 2024 of zero and $1.6 million, respectively. As of September 27, 2025 and December 28, 2024, zero was owed to Darling Green under the 2023 DGD Loan Agreement.

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

(21)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$1,345	$(23,303)
Cash paid during the period for:
Interest, net of capitalized interest	$132,511	$157,627
Income taxes, net of refunds	$51,456	$82,414
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$67,180	$52,184
Non-cash financing activities
Debt issued for assets	$157	$2,156

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

Overview

Darling Ingredients Inc. (“Darling”, and together with its subsidiaries, the “Company” or “we,” “us” or “our”) is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, agriculture-based biofuels, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable fuel and feed ingredients and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sells its products through a global network and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

The Feed Ingredients operating segment includes the Company’s global activities related to (i) the collection and processing of beef, poultry and pork animal by-products in North America, Europe and South America into non-food grade oils and protein meals, (ii) the collection and processing of bakery residuals in North America into Cookie Meal®, which is predominantly used in poultry and swine rations, (iii) the collection and processing of used cooking oil in North America and South America into non-food grade fats, (iv) the collection and processing of porcine and bovine blood in China, Europe, North America and Australia into blood plasma powder and hemoglobin, (v) the processing of selected portions of slaughtered animals into a variety of meat products for use in pet food in Europe, North America and South America, (vi) the processing of cattle hides and hog skins in North America, (vii) the production of organic fertilizers using protein produced from the Company’s animal by-products processing activities in North America and Europe, (viii) the rearing and processing of black soldier fly larvae into specialty proteins and fats for use in animal feed and pet food in North America, and (ix) the provision of grease trap services to food service establishments in North America. Non-food grade oils and fats produced and marketed by the Company are principally sold to third parties to be used as ingredients in animal feed and pet food, as an ingredient for the production of agriculture-based biofuels (such as renewable diesel and SAF), or to the oleo-chemical industry to be used as an ingredient in a wide variety of industrial applications. Protein meals, blood plasma powder and hemoglobin produced and marketed by the Company are sold to third parties to be used as ingredients in animal feed, pet food and aquaculture.

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

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable fuels/products, such as renewable diesel and SAF (“DGD” or the “DGD Joint Venture”) as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the

Company’s Consolidated Financial Statements for the period ended September 27, 2025 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

Risks Associated with Tariffs

We expect tariffs on products imported into the U.S. from Brazil, Canada, China, the European Union and Mexico, and other countries upon which tariffs may be imposed, to continue to be met with retaliatory tariffs from those countries, both of which (U.S. and foreign tariffs) could impact our consolidated results of operations as we export certain of our finished products to and from the U.S. While to date these tariffs have not had a material impact on our results of operations, the extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the U.S. and affected countries, retaliation imposed by other countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of lower cost inputs to our customers. We will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations and actions we can take to minimize their impact.

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

Results of Operations

Three Months Ended September 27, 2025 Compared to Three Months Ended September 28, 2024

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2025, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2025, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2024 are as follows:

	Avg. Price 3rd Quarter 2025	Avg. Price 3rd Quarter 2024	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 298.01/ton	$ 296.12/ton	$ 1.89/ton	0.6%
Feed Grade PM (Mid-South)	$ 303.49/ton	$ 362.42/ton	$ (58.93)/ton	(16.3)%
Pet Food PM (Mid-South)	$ 485.11/ton	$ 611.13/ton	$ (126.02)/ton	(20.6)%
Feather meal (Mid-South)	$ 313.04/ton	$ 420.35/ton	$ (107.31)/ton	(25.5)%
BFT (Chicago)	$ 63.00/cwt	$ 50.62/cwt	$ 12.38/cwt	24.5%
YG (Illinois)	$ 39.91/cwt	$ 37.11/cwt	$ 2.80/cwt	7.5%
Corn (Illinois)	$ 4.08/bushel	$ 3.97/bushel	$ 0.11/bushel	2.8%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,315.00/MT	$ 1,081.00/MT	$ 234.00/MT	21.6%
Soy meal (CIF Rotterdam)	$ 344.00/MT	$ 429.00/MT	$ (85.00)/MT	(19.8)%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2025, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2025:

	Avg. Price 3rd Quarter 2025	Avg. Price 2nd Quarter 2025	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 298.01/ton	$ 272.01/ton	$ 26.00/ton	9.6%
Feed Grade PM (Mid-South)	$ 303.49/ton	$ 275.40/ton	$ 28.09/ton	10.2%
Pet Food PM (Mid-South)	$ 485.11/ton	$ 464.30/ton	$ 20.81/ton	4.5%
Feather meal (Mid-South)	$ 313.04/ton	$ 306.59/ton	$ 6.45/ton	2.1%
BFT (Chicago)	$ 63.00/cwt	$ 57.16/cwt	$ 5.84/cwt	10.2%
YG (Illinois)	$ 39.91/cwt	$ 36.63/cwt	$ 3.28/cwt	9.0%
Corn (Illinois)	$ 4.08/bushel	$ 4.59/bushel	$ (0.51)/bushel	(11.1)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,315.00/MT	$ 1,306.00/MT	$ 9.00/MT	0.7%
Soy meal (CIF Rotterdam)	$ 344.00/MT	$ 362.00/MT	$ (18.00)/MT	(5.0)%

Segment Results

Segment operating income for the three months ended September 27, 2025 was $71.7 million, which reflects an increase of $11.6 million or 19.3% as compared to the three months ended September 28, 2024.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 27, 2025
Total net sales	$1,029,115	$380,574	$154,277	$—	$1,563,966
Cost of sales and operating expenses (1)	779,306	275,751	121,900	—	1,176,957
Gross margin	249,809	104,823	32,377	—	387,009

Gross margin %	24.3%	27.5%	21.0%	—%	24.7%

Gain on sale of assets	(125)	(65)	(185)	—	(375)
Selling, general and administrative expenses (2)	75,938	33,250	8,077	22,329	139,594
Acquisition and integration costs	—	—	—	6,156	6,156
Depreciation and amortization	83,590	29,839	9,129	1,506	124,064
Equity in net loss of Diamond Green Diesel	—	—	(45,844)	—	(45,844)
Segment operating income/(loss)	90,406	41,799	(30,488)	(29,991)	71,726

Equity in net income of other unconsolidated subsidiaries	3,277	—	—	—	3,277
Segment income/(loss)	93,683	41,799	(30,488)	(29,991)	75,003

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

Feed Ingredients Segment

Raw material volume. In the three months ended September 27, 2025, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 3.16 million metric tons. Compared to the three months ended September 28, 2024, the raw material volume processed in the Feed Ingredients segment increased approximately 1.9%.

Sales. Total net sales increased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales three months ended September 28, 2024	$346.9	$369.5	$69.7	$786.1	$81.6	$47.7	$12.1	$927.5
Increase (decrease) in sales volumes	(8.3)	3.5	—	(4.8)	(0.6)	(3.1)	—	(8.5)
Increase (decrease) in finished product prices	84.5	(41.8)	—	42.7	44.9	2.3	—	89.9
Increase (decrease) due to currency exchange rates	5.4	7.6	2.1	15.1	(0.1)	—	—	15.0
Other change	—	—	5.1	5.1	—	—	0.1	5.2
Total change	81.6	(30.7)	7.2	58.1	44.2	(0.8)	0.1	101.6
Total net sales three months ended September 27, 2025	$428.5	$338.8	$76.9	$844.2	$125.8	$46.9	$12.2	$1,029.1

Margins. In the Feed Ingredients segment for the three months ended September 27, 2025, the gross margin percentage increased to 24.3% as compared to 21.5% for the comparable period of fiscal 2024. The increase was primarily due to an increase in fat prices leading to improved margins.

Segment operating income. Feed Ingredients operating income for the three months ended September 27, 2025 was $90.4 million, an increase of $59.9 million or 196.4% as compared to the three months ended September 28, 2024. The increase was primarily due to an increase in fat prices and no contingent consideration expense booked for the three months ended September 27, 2025 as compared to the same period of fiscal 2024.

Food Ingredients Segment

Raw material volume. In the three months ended September 27, 2025, the raw material processed by the Company’s Food Ingredients segment totaled approximately 314,000 metric tons. Compared to the three months ended September 28, 2024, the raw material volume processed in the Food Ingredients segment increased approximately 2.6%.

Sales. Total net sales increased in the Food Ingredients segment primarily due to an increase in collagen sales volumes and fat prices.

Margins. In the Food Ingredients segment for the three months ended September 27, 2025, the gross margin percentage increased to 27.5% as compared to 23.9% for the comparable period of fiscal 2024. The increase in margin was primarily due to an increase in sales volumes and an increase in fat prices.

Segment operating income. Food Ingredients operating income was $41.8 million for the three months ended September 27, 2025, an increase of $11.5 million or 38.0% as compared to the three months ended September 28, 2024. The increase in operating income was primarily due to an increase in sales volumes and an increase in fat prices as compared to the same period of fiscal 2024.

Fuel Ingredients Segment

Raw material volume. In the three months ended September 27, 2025, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 351,000 metric tons. Compared to the three months ended September 28, 2024, the raw material volume processed in the Fuel Ingredients segment decreased approximately 10.2%. The decrease was due to a decline in meat production in Northwest Europe and temporary additional volumes last year due to animal disease in Northwest Europe.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher finished product sales prices.

Margins. In the Fuel Ingredients segment for the three months ended September 27, 2025, the gross margin percentage increased to 21.0% as compared to 20.7% for the comparable period of fiscal 2024. The increase was primarily due to higher finished product sales prices.

Segment operating income. The Company’s Fuel Ingredients segment operating income/(loss) (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended September 27, 2025 was $(30.5) million, a decrease of $(44.2) million or (322.6)% as compared to the same period in fiscal 2024. The decrease in earnings is due to a combination of factors. Most importantly, the renewable fuel industry experienced a significant change in the regulatory environment including issues related to the change from the blenders tax credit (BTC) to the production tax credit (PTC) in the United States and tariffs on imported feedstocks, leading to a reduction in incentives and a decrease in margins. In addition, the DGD Joint Venture had lower sales volumes due to a catalyst turnaround at the Port Arthur plant and one renewable diesel line that was not running in the third quarter of fiscal 2025 versus the same period in fiscal 2024. Finally, the market mechanisms designed to counterbalance these challenges, including Renewable Identification Numbers (“RINs”), created through the RFS and state LCFS programs have been slow to react and were unable to offset the decrease in value due to the change from the BTC to the PTC.

Foreign Currency Exchange

    During the third quarter of fiscal 2025, the euro strengthened and the Brazilian real and Canadian dollar were unchanged against the U.S. dollar as compared to the same period in fiscal 2024. Using actual results for the three months ended September 27, 2025 and using the prior year's average currency rate for the three months ended September 28, 2024, foreign currency translation would result in a decrease in operating income of approximately $7.6 million. The average rates for the three months ended September 27, 2025 were €1.00:$1.17, R$1.00:$0.18 and C$1.00:$0.73 as compared to the average rates for the three months ended September 28, 2024 of €1.00:$1.10, R$1.00:$0.18 and C$1.00:$0.73, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $22.3 million during the three months ended September 27, 2025, compared to approximately $12.2 million during the three months ended September 28, 2024, an increase of $10.1 million. The increase was primarily due to an increase in the Company's incentive based compensation and other payroll related costs.

Acquisition and Integration costs. Acquisition and integration costs were approximately $6.2 million during the three months ended September 27, 2025 as compared to $0.2 million for the same period in fiscal 2024. These costs primarily relate to the announced proposed joint venture between the Company and Tessenderlo Group NV for the three months ended September 27, 2025 and the Gelnex Acquisition and the Miropasz Acquisition for the three months ended September 28, 2024.

Depreciation and Amortization. Depreciation and amortization charges were approximately $1.5 million for the three months ended September 27, 2025 as compared to $2.0 million for the three months ended September 28, 2024.

Interest Expense. Interest expense was $56.9 million during the three months ended September 27, 2025, compared to $66.8 million during the three months ended September 28, 2024, a decrease of $(9.9) million. The decrease in interest expense was primarily due to lower interest paid on term loan debt as a result of the reduction of the term loan balance outstanding that more than offset an increase in euro senior note debt interest as a result of an increase in the euro senior notes outstanding as compared to the same period in fiscal 2024.

Foreign Currency Gain/(Loss). Foreign currency gains were $1.1 million for the three months ended September 27, 2025 compared to a loss of $(0.1) million for the three months ended September 28, 2024. The change was due primarily to an increase in gains on the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2024.

Other Income, net. Other income was $0.7 million in the three months ended September 27, 2025, compared to $4.7 million for the three months ended September 28, 2024. The decrease in other income was primarily due to a decrease in casualty insurance gains and interest income that was partially offset by a gain from the sale of a portion of a minor international subsidiary as compared to the same period in fiscal 2024.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded an income tax benefit of $1.2 million for the three months ended September 27, 2025, compared to an income tax benefit of $17.5 million recorded in the three months ended September 28, 2024, a decrease in tax benefit of $16.3 million, which was primarily due to a decrease in the relative benefit of biofuel tax incentives. The effective tax rates for the three months ended September 27, 2025 and September 28, 2024 was (6.3)% and (1,062.7)%, respectively. The effective tax rate for the three months ended September 27, 2025 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The effective tax rate for the three months ended September 28, 2024 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), nontaxable change in the FASA Group (“FASA”) contingent consideration and certain taxable income inclusion items in the U.S. based on foreign earnings. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 43.6% for the three months ended September 27, 2025, compared to 125.4% for the three months ended September 28, 2024. The quarterly income tax provision is based on the Company’s estimate of its expected tax rate for the full year and any discrete items recognized during the period. The quarterly income tax benefit for the three months ended September 28, 2024 is calculated as the difference in the income tax benefit for the nine months ended September 28, 2024 and the income tax expense for the six months ended June 29, 2024. The impact of changes in the annual estimated tax rate and discrete items do not have a direct relationship with the almost break-even pre-tax earnings; therefore, the effective tax rate in percentage terms of pre-tax earnings is not meaningful for the three months ended September 28, 2024.

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

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes that were outstanding at September 27, 2025. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes, as those definitions permit further adjustments to reflect certain other nonrecurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

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

DGD Adjusted EBITDA is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. DGD Adjusted EBITDA is not a recognized accounting measure under GAAP; it should not be considered as an alternative to net income or equity in net income of Diamond Green Diesel, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity and is not intended to be a presentation in accordance with GAAP. The Company calculates DGD Adjusted EBITDA by taking DGD’s operating income plus DGD’s depreciation, amortization and accretion expense. Management believes that DGD Adjusted EBITDA is useful in evaluating the Company’s operating performance because the calculation of DGD Adjusted EBITDA generally eliminates non-cash and certain other items at DGD unrelated to overall operating performance and also believes this information is useful to investors. The Company calculates Darling’s Share of DGD Adjusted EBITDA by taking DGD Adjusted EBITDA, net of discount and broker fees, and then multiplying by 50% to get Darling’s Share of DGD’s Adjusted EBITDA.

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
Third Quarter 2025 as compared to Third Quarter 2024

	Three Months Ended
(dollars in thousands)	September 27, 2025	September 28, 2024
Net income attributable to Darling	$19,363	$16,949
Depreciation and amortization	124,064	123,553
Interest expense	56,925	66,846
Income tax benefit	(1,248)	(17,471)
Acquisition and integration costs	6,156	218
Change in fair value of contingent consideration	—	16,156
Foreign currency loss/(gain)	(1,067)	134
Other income, net	(662)	(4,735)
Equity in net loss/(income) of Diamond Green Diesel	45,844	(2,430)
Equity in net income of other unconsolidated subsidiaries	(3,277)	(3,782)
Net income attributable to non-controlling interests	1,692	2,166
Adjusted EBITDA (Non-GAAP)	$247,790	$197,604

Foreign currency exchange impact (1)	(7,560)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$240,230	$197,604

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$(2,884)	$39,085

Combined Adjusted EBITDA (Non-GAAP)	$244,906	$236,689

(1) The average rates for the three months ended September 27, 2025 were €1.00:$1.17, R$1.00:$0.18 and C$1.00:$0.73 as compared to the average rates for the three months ended September 28, 2024 of €1.00:$1.10, R$1.00:$0.18 and C$1.00:$0.73, respectively.

Nine Months Ended September 27, 2025 Compared to Nine Months Ended September 28, 2024

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first nine months of fiscal 2025, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2025, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2024 are as follows:

	Avg. Price First Nine Months 2025	Avg. Price First Nine Months 2024	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 281.43/ton	$ 293.18/ton	$ (11.75)/ton	(4.0)%
Feed Grade PM (Mid-South)	$ 302.13/ton	$ 380.28/ton	$ (78.15)/ton	(20.6)%
Pet Food PM (Mid-South)	$ 502.73/ton	$ 711.33/ton	$ (208.60)/ton	(29.3)%
Feather meal (Mid-South)	$ 337.92/ton	$ 475.21/ton	$ (137.29)/ton	(28.9)%
BFT (Chicago)	$ 57.16/cwt	$ 46.72/cwt	$ 10.44/cwt	22.3%
YG (Illinois)	$ 36.89/cwt	$ 34.89/cwt	$ 2.00/cwt	5.7%
Corn (Illinois)	$ 4.46/bushel	$ 4.29/bushel	$ 0.17/bushel	4.0%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,367.00/MT	$ 1,040.00/MT	$ 327.00/MT	31.4%
Soy meal (CIF Rotterdam)	$ 360.00/MT	$ 448.00/MT	$ (88.00)/MT	(19.6)%

Segment Results

Segment operating income for the nine months ended September 27, 2025 was $176.0 million, which reflects a decrease of $(169.8) million or (49.1)% as compared to the nine months ended September 28, 2024.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 27, 2025
Total net sales	$2,861,930	$1,115,956	$448,192	$—	$4,426,078
Cost of sales and operating expenses (1)	2,215,402	804,765	361,634	—	3,381,801
Gross margin	646,528	311,191	86,558	—	1,044,277

Gross margin %	22.6%	27.9%	19.3%	—%	23.6%

Loss/(gain) on sale of assets	1,075	(34)	(402)	—	639
Selling, general and administrative expenses (2)	224,973	98,709	25,645	49,892	399,219
Acquisition and integration costs	—	—	—	11,073	11,073
Change in fair value of contingent consideration	18,024	—	—	—	18,024
Depreciation and amortization	251,139	86,792	26,481	4,549	368,961
Equity in net loss of Diamond Green Diesel	—	—	(70,367)	—	(70,367)
Segment operating income/(loss)	151,317	125,724	(35,533)	(65,514)	175,994

Equity in net income of other unconsolidated subsidiaries	8,431	—	—	—	8,431
Segment income/(loss)	159,748	125,724	(35,533)	(65,514)	184,425

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

Feed Ingredients Segment

Raw material volume. In the nine months ended September 27, 2025, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 9.32 million metric tons. Compared to the nine months ended September 28, 2024, the raw material volume processed in the Feed Ingredients segment decreased 0.2%.

Sales. Total net sales increased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales nine months ended September 28, 2024	$972.8	$1,119.7	225.9	$2,318.4	$253.6	$141.1	$38.4	$2,751.5
Decrease in sales volumes	(1.0)	(2.3)	—	(3.3)	(0.3)	(5.2)	—	(8.8)
Increase (decrease) in finished product prices	183.3	(108.4)	—	74.9	37.3	13.2	—	125.4
Increase (decrease) due to currency exchange rates	4.9	8.0	2.4	15.3	(0.6)	—	—	14.7
Other change	—	—	(18.4)	(18.4)	—	—	(2.5)	(20.9)
Total change	187.2	(102.7)	(16.0)	68.5	36.4	8.0	(2.5)	110.4
Total net sales nine months ended September 27, 2025	$1,160.0	$1,017.0	$209.9	$2,386.9	$290.0	$149.1	$35.9	$2,861.9

Margins. In the Feed Ingredients segment for the nine months ended September 27, 2025, the gross margin percentage increased to 22.6% as compared to 21.1% for the comparable period of fiscal 2024. The increase was primarily due to an increase in fat prices leading to improved margins.

Segment operating income. Feed Ingredients operating income for the nine months ended September 27, 2025 was $151.3 million, an increase of $7.5 million or 5.2% as compared to the nine months ended September 28, 2024. The increase was primarily due to an increase in fat prices that more than offset an increase in contingent consideration as compared to the same period of fiscal 2024.

Food Ingredients Segment

Raw material volume. In the nine months ended September 27, 2025, the raw material processed by the Company’s Food Ingredients segment totaled approximately 968,000 metric tons. Compared to the nine months ended September 28, 2024, overall raw material volume processed in the Food Ingredients segment increased approximately 6.3%.

Sales. Total net sales decreased in the Food Ingredients segment primarily due to a decrease in collagen sales prices that more than offset an increase in sales volumes and an increase in fat prices.

Margins. In the Food Ingredients segment for the nine months ended September 27, 2025, the gross margin percentage increased to 27.9% as compared to 24.9% for the comparable period of fiscal 2024. The increase in margin was primarily due to the impact of an out of period inventory expense adjustment of approximately $25.1 million to the prior years cost of sales and operating expenses.

Segment operating income. Food Ingredients operating income was $125.7 million for the nine months ended September 27, 2025, an increase of $16.8 million or 15.4% as compared to the nine months ended September 28, 2024. The increase in operating income was primarily due to the impact of an out of period inventory expense adjustment to the prior years cost of sales and operating expenses.

Fuel Ingredients Segment

Raw material volume. In the nine months ended September 27, 2025, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 1.06 million metric tons. Compared to the nine months ended September 28, 2024, overall raw material volume processed in the Fuel Ingredients segment decreased approximately 4.2%.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher finished product sales volumes.

Margins. In the Fuel Ingredients segment for the nine months ended September 27, 2025, the gross margin percentage decreased to 19.3% as compared to 19.9% for the comparable period of fiscal 2024. The decrease was primarily due to lower finished product prices.

Segment operating income. The Company’s Fuel Ingredients segment operating loss (inclusive of the equity contribution from the DGD Joint Venture) for the nine months ended September 27, 2025 was $(35.5) million, a decrease of $(192.6) million or (122.6)% as compared to the same period in fiscal 2024. The decrease in earnings is due to a combination of factors. Most importantly, the renewable fuel industry experienced a significant change in the regulatory environment including issues related to the change from the blenders tax credit (BTC) to the producers tax credit (PTC) in the United States and tariffs on imported feedstocks, leading to a reduction in incentives and a decrease in margins. In addition, the DGD Joint Venture had lower sales volumes due to two catalyst turnarounds at the St. Charles plant in the first quarter of fiscal 2025, a catalyst turnaround at the Port Arthur plant in the third quarter of fiscal 2025 and one renewable diesel line that has not been running the majority of the year versus the same period in fiscal 2024. Finally, the market mechanisms designed to counterbalance these challenges, including RINs, created through the RFS and state LCFS programs have been slow to react and were unable to offset the decrease in value due to the change from the BTC to the PTC.

Foreign Currency Exchange

    During the first nine months of fiscal 2025, the euro strengthened and the Brazilian real and Canadian dollar weakened against the U.S. dollar as compared to the same period in fiscal 2024. Using actual results for the nine months ended September 27, 2025 and using the prior year's average currency rate for the nine months ended September 28, 2024, foreign currency translation would result in a decrease in operating income of approximately $8.8 million. The average rates for the nine months ended September 27, 2025 were €1.00:$1.12, R$1.00:$0.18 and C$1.00:$0.71 as compared to the average rates for the nine months ended September 28, 2024 of €1.00:$1.09, R$1.00:$0.19 and C$1.00:$0.74, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $49.9 million during the nine months ended September 27, 2025, compared to approximately $52.1 million during the nine months ended September 28, 2024, a decrease of $(2.2) million. The decrease was primarily due to a decrease in the Company's incentive based compensation that was partially offset by an increase in IT related costs.

Acquisition and Integration costs. Acquisition and integration costs were approximately $11.1 million during the nine months ended September 27, 2025 as compared to $5.4 million for the same period in fiscal 2024. These costs primarily relate to the announced proposed joint venture between the Company and Tessenderlo Group NV for the nine months ended September 27, 2025 and the Gelnex Acquisition, the Miropasz Acquisition and other acquisitions for the nine months ended September 28, 2024.

Depreciation and Amortization. Depreciation and amortization charges were approximately $4.5 million for the nine months ended September 27, 2025 as compared to $6.5 million for the nine months ended September 28, 2024.

Interest Expense. Interest expense was $166.8 million during the nine months ended September 27, 2025, compared to $198.9 million during the nine months ended September 28, 2024, a decrease of $(32.1) million. The decrease in interest expense was primarily due to lower interest paid on term loan debt as a result of the reduction of the term loan balances outstanding and lower revolver interest as a result of lower interest rates as compared to the same period in fiscal 2024.

Loss on Early Retirement of Debt.  Loss on early retirement of debt was $3.0 million for the nine months ended September 27, 2025. These costs relate to the retirement of the 3.625% senior notes which were paid off by the issuance of 4.5% Senior Notes due 2032 and the Amended Credit Agreement that was refinanced in the nine months ended September 27, 2025.

Foreign Currency Gain. Foreign currency gains were $1.0 million for the nine months ended September 27, 2025 compared to foreign currency gains of $0.5 million for the nine months ended September 28, 2024. The change was due primarily to an increase in gains on the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2024.

Other Income/(Expense), net. Other expense was $(2.5) million in the nine months ended September 27, 2025, compared to other income of $12.8 million for the nine months ended September 28, 2024. The decrease in other income was primarily due to a decrease in casualty insurance gains and the impact of current year settlement losses from the termination of two of the Company’s domestic defined benefit pension plans that was partially offset by a gain from the sale of a portion of a minor international subsidiary as compared to the same period in fiscal 2024.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded an income tax expense of $1.7 million for the nine months ended September 27, 2025, compared to an income tax benefit of $12.8 million recorded in the nine months ended September 28, 2024, an increase in tax expense of $14.5 million, which was primarily due to a decrease in the relative benefit of biofuel tax incentives. The effective tax rates for the nine months ended September 27, 2025 and September 28, 2024 were 12.6% and (7.6)%, respectively. The effective tax rate for the nine months ended September 27, 2025 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The effective tax rate for the nine months ended September 28, 2024 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), nontaxable change in FASA contingent consideration and certain taxable income inclusion items in the U.S. based on foreign earnings. The Company’s effective tax rate excluding the impact of the biofuel tax incentives, certain losses that provide no tax benefit and discrete items was 61.7% for the nine months ended September 27, 2025, compared to 24.8% for the nine months ended September 28, 2024.

Non-U.S. GAAP Measures

For discussion of the reasons the Company’s management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company’s management uses such measures, see “Results of Operation - Three Months Ended September 27, 2025 Compared to the Three Months Ended September 28, 2024 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA to (Non-GAAP) Pro Forma Adjusted EBITDA to Foreign Currency and to (Non-GAAP) Combined Adjusted EBITDA
First Nine Months of Fiscal 2025 as compared to First Nine Months of Fiscal 2024

	Nine Months Ended
(dollars in thousands)	September 27, 2025	September 28, 2024
Net income attributable to Darling	$5,864	$176,972
Depreciation and amortization	368,961	375,667
Interest expense	166,765	198,947
Income tax expense/(benefit)	1,663	(12,790)
Acquisition and integration costs	11,073	5,402
Change in fair value of contingent consideration	18,024	(42,215)
Foreign currency gain	(1,018)	(515)
Other expense/(income), net	2,531	(12,823)
Loss on early retirement of debt	2,978	—
Equity in net loss/(income) of Diamond Green Diesel	70,367	(125,046)
Equity in net income of other unconsolidated subsidiaries	(8,431)	(9,109)
Net income attributable to non-controlling interests	5,642	5,096
Adjusted EBITDA (Non-GAAP)	$644,419	$559,586

Foreign currency exchange impact (1)	(8,825)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$635,594	$559,586

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$45,799	$230,787

Combined Adjusted EBITDA (Non-GAAP)	$690,218	$790,373

(1) The average rates for the nine months ended September 27, 2025 were €1.00:$1.12, R$1.00:$0.18 and C$1.00:$0.71 as compared to the average rates for the nine months ended September 28, 2024 of €1.00:$1.09, R$1.00:$0.19 and C$1.00:$0.74, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at September 27, 2025. On September 27, 2025, debt outstanding under the Company’s Amended Credit Agreement, the Company’s 6% Notes, the Company’s 5.25% Notes and the Company’s 4.5% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premium	(4,940)
Carrying value of 6% Notes due 2030	$995,060

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(1,602)
Carrying value of 5.25% Notes due 2027	$498,398

4.5% Notes due 2032 - Denominated in euro	876,825
Less unamortized deferred loan costs	(10,073)
Carrying value 4.5% Notes due 2032	$866,752

Amended Credit Agreement:
Term A facility	900,000
Less unamortized deferred loan costs	(4,006)
Carrying value of Term A	$895,994

Revolving Credit Facility:
Maximum availability	$2,000,000
Ancillary Facilities	73,476
Borrowings outstanding	752,751
Letters of credit issued	676
Availability	$1,173,097

Other Debt	$94,683

During the first nine months of fiscal 2025, the U.S. dollar weakened as compared to the euro at December 28, 2024. Using the euro based debt outstanding at September 27, 2025 and comparing the closing balance sheet rate at September 27, 2025 to the balance sheet rate at December 28, 2024, the U.S. dollar debt balances of euro based debt increased by approximately $112.1 million at September 27, 2025. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at September 27, 2025 of €1.00:$1.1691 as compared to the closing balance sheet rate at December 28, 2024 of €1.00:$1.0422.

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

•As of September 27, 2025, the Company had availability of $1,173.1 million under the revolving credit facility, taking into account that the Company had $752.8 million in outstanding borrowings, $73.5 million in ancillary facilities and letters of credit issued of $0.7 million.

•As of September 27, 2025, the Company has borrowed all $900.0 million under the terms of the term A facility and has repaid zero, which when repaid by the Company cannot be reborrowed. The term A facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the term A facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following June 25, 2025, the effective date of the initial borrowing, and continuing until the last day of such quarterly period ending immediately prior to the term A facility maturity date of June 25, 2031 and one final installment in the amount of the term A facility then outstanding, due and payable on June 25, 2031.

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

4.5% Senior Notes due 2032. On June 24, 2025, Darling Global Finance B.V. (the “4.5% Issuer”), an indirect wholly owned subsidiary of Darling, issued and sold €750.0 million aggregate principal amount of 4.5% Senior Notes due 2032 (the “4.5% Notes”). The 4.5% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 24, 2025 (the “4.5% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, and GLAS Trust Company LLC, as trustee, principal paying agent and registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to (i) redeem the Company’s previous 3.625% senior notes and repay or otherwise refinance the Company’s Previous Credit Agreement, and (ii) pay costs, fees and expenses related to the refinancing. The 4.5% Notes are guaranteed by Darling and all of Darling’s restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that are borrowers under or guarantee the Senior Secured Facilities (collectively the “4.5% Guarantors”).

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

Other debt consists of U.S., European and Chinese overdraft ancillary facilities, U.S., and European finance lease obligations and Brazilian and European notes arrangements that are not part of the Company’s Amended Credit Agreement, 6% Notes, 5.25% Notes or 4.5% Notes.

The classification of long-term debt in the Company’s September 27, 2025 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 4.5% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company’s borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 4.5% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company’s direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company’s subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also structured the Company’s consolidated indebtedness in such a way as to maximize the Company’s ability to move cash from the Company’s subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company’s lenders as a Guarantor. Nevertheless, applicable laws under which the Company’s direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company’s access to profits from the Company’s subsidiaries or otherwise negatively impact the Company’s financial condition and therefore reduce the Company’s ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 4.5% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company’s ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to repay our indebtedness depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 as filed with the SEC on February 25, 2025.

As of September 27, 2025, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture.

Working Capital and Capital Expenditures

On September 27, 2025, the Company had working capital of $492.7 million and its working capital ratio was 1.49 to 1 compared to working capital of $395.9 million and a working capital ratio of 1.38 to 1 on December 28, 2024.  As of September 27, 2025, the Company had unrestricted cash of $91.5 million and funds available under the revolving credit facility of $1.17 billion, compared to unrestricted cash of $76.0 million and funds available under the revolving credit facility of $1.16 billion at December 28, 2024. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $619.1 million for the first nine months ended September 27, 2025, as compared to net cash provided by operating activities of $684.9 million for the first nine months ended September 28, 2024, a decrease of $65.8 million. Cash used in investing activities was $446.8 million for the first nine months ended September 27, 2025, compared to $452.6 million for the first nine months ended September 28, 2024, a decrease in cash used in investing activities of $5.8 million. Net cash used in financing activities was $168.6 million for the first nine months ended September 27, 2025, compared to $233.2 million for the first nine months ended September 28, 2024, a decrease in net cash used in financing activities of $64.6 million, primarily due to an decrease in cash payments on debt in the first nine months ended September 27, 2025 compared to the first nine months ended September 28, 2024.

Capital expenditures of $224.0 million were made during the first nine months of fiscal 2025, compared to $259.1 million in the first nine months of fiscal 2024, a decrease of $(35.1) million. The Company expects to incur additional capital expenditures of approximately $125 million for the remainder of fiscal 2025 including compliance, replacement and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $59.1 million and $43.5 million during the first nine months ended September 27, 2025 and September 28, 2024, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first nine months of fiscal 2025, the Company has an accrued balance of approximately $23.2 million it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at September 27, 2025. The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability, general liability and medical claims liability.  The self-insurance reserve liability and medical claims liability are determined annually, based upon third-party actuarial estimates.  The actuarial estimates may vary from year to year due to changes in cost of health care, the pending number of claims or other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.4 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.8 million under its foreign pension plans in the next twelve months. The minimum pension funding requirements are determined annually, based upon a third-party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended September 27, 2025 of approximately $0.3 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended September 27, 2025 of approximately $1.6 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008. The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines. Volatility in the world equity and other financial markets, including that associated with the Russia-Ukraine war and the ongoing or emerging conflicts in the Middle East and the recent tariffs, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA. The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions among the contributors to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company currently has withdrawal liabilities recorded on four U.S. multiemployer plans in which it participated. As of September 27, 2025, the Company has an aggregate accrued liability of approximately $4.1 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The DGD Joint Venture currently operates two renewable diesel plants, one located adjacent to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD St. Charles Plant”) and one located adjacent to Valero’s Port Arthur Refinery in Port Arthur, Texas (the “DGD Port Arthur Plant” and, together with the DGD St. Charles Plant, the “DGD Facilities”), with a combined renewable fuel (including renewable diesel and SAF) production capacity of approximately 1.2 billion gallons per year. The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as capability to separate renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. Additionally, in November 2022 the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. Furthermore, in November 2024, the DGD Joint Venture completed a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to SAF. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Facilities using an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group, to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons.
On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. The DGD Joint Venture paid interest to the Company for the nine months ended September 27, 2025 and September 28, 2024 of zero and $1.6 million, respectively. As of September 27, 2025 and December 28, 2024, zero was owed to Darling Green under the 2023 DGD Loan Agreement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of our quarter ending date of September 27, 2025, the DGD Joint Venture had $150.0 million of borrowings outstanding under this unsecured revolving credit facility. As of September 30, 2025, the DGD Joint Venture had $100.0 million of borrowings outstanding under the unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St. Charles Plant, and each partner has subsequently made $859.5 million in additional capital contributions to the DGD Joint Venture as of September 27, 2025. As of September 27, 2025, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,241.5 million included on the consolidated balance sheet. Subsequent to September 27, 2025, Darling made a capital contribution of $4.6 million to the DGD Joint Venture.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on renewable energy sources, motivated by supporting agricultural economies and finding solutions for GHGs and climate change, has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2024, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Joint Venture as feedstock for renewable diesel. In 2024, DGD was Darling’s largest finished product customer in terms of total net sales, with Darling recording sales of approximately $968.9 million to DGD or 17% of total net sales. For the nine months ended September 27, 2025 and September 28, 2024, the Company recorded net sales to the DGD Joint Venture of approximately $851.6 million or 19% and $746.1 million or 17%, respectively, of total net sales.

From a procurement, production and distribution standpoint, DGD has become integral to Darling’s base business. DGD is integrated into the Company’s operations via the combined vertical operating structure from collecting raw fats, to processing collected fats at Darling facilities worldwide to transporting the refined fats to the DGD Facilities as feedstock. The Darling supply chain has become more efficient and sustainable with transparency for verification to obtain full value to low carbon intensity markets. The development of the low carbon markets in North America and Europe has influenced how Darling operates its core business and has also been a driver for the recent DGD expansions, which are making DGD much more relevant to Darling’s earnings. Since 2011 when construction began on DGD, Darling has invested substantially to increase its U.S. railcar fleet to efficiently manage nationwide transportation of Darling fats to DGD. Additionally, Darling acquired an Iowa location on the Mississippi River that further enhances the ability of the Company’s Midwest network of facilities to collect and deliver feedstocks to DGD via water, rail or truck from a centralized location. In fiscal 2022, Darling acquired both Valley Proteins and FASA, each of which supply additional feedstocks to DGD. Darling has also stepped up collection efforts by providing indoor used cooking oil collection units in exchange for extended collection contracts at eating establishments and has moved to more of a centralized digital marketing effort with restaurant chains and franchise groups and invested in internet search engine key words to improve visibility with restaurants. The Company also includes DGD in marketing efforts to emphasize environmental sustainability that restaurants participate in when their used cooking oil is collected by Darling. From a production standpoint, Darling now isolates used cooking oil from other fats to preserve identification to qualify for a lower carbon intensity value. As a result, the Company includes its equity in net income of the DGD Joint Venture as operating income.

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

The Company’s Board of Directors approved a share repurchase program of up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2026, unless further extended or shortened by the Board of Directors. During the first nine months of fiscal 2025, $34.7 million of Common Stock was repurchased under the share repurchase program. As of September 27, 2025, the Company had approximately $460.3 million remaining in its share repurchase program.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Based upon the underlying purchase agreements, the Company has commitments to purchase $512.1 million of commodity products consisting of approximately $195.6 million of finished products, approximately $278.6 million of natural gas and diesel fuel and approximately $37.9 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at September 27, 2025.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2025 through fiscal 2030, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company’s Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company’s Amended Credit Agreement at September 27, 2025 (in thousands):

Other commercial commitments:
Standby letters of credit	$676
Standby letters of credit (ancillary facility)	41,307
Foreign bank guarantees	12,450
Total other commercial commitments:	$54,433

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

In addition to those factors discussed elsewhere in this report and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company’s direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company’s indebtedness or other purposes; reduced demands or prices for biofuels, biogases or renewable electricity; global demands for grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand, reduced volume due to government regulations affecting animal production or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat, used cooking oil, protein or collagen (including, without limitation, collagen peptides and gelatin) finished product prices; changes to government policies around the world relating to renewable fuels and GHG emissions that adversely affect prices, margins or markets (including for the DGD Joint Venture), including programs like renewable fuel standards, low carbon fuel standards, renewable fuel mandates and tax credits for biofuels or loss or diminishment of tax credits due to failure to satisfy any eligibility requirements, including, without limitation, in relation to the blenders tax credit or the CFPC; the U.S. government shutdown, which could impact implementation timelines for biofuel policies, including with respect to the RFS program and renewable volume obligations; climate related adverse results, including with respect to the Company’s climate goals, targets or commitments; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives or products which do not meet specifications, contract requirements or regulatory standards; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), severe acute respiratory syndrome (“SARS”), bovine spongiform encephalopathy (“BSE”), porcine epidemic diarrhea (“PED”) or other diseases associated with animal origin in the U.S. or elsewhere, such as the outbreak of African Swine Fever (“ASF”) in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 outbreak; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and a decline in margins on the products produced by the DGD Joint Venture; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections by the U.S. or foreign countries; tax changes, such as global minimum tax measures, or issues related to administration, guidance and/or regulations associated with biofuel policies, including CFPC, and risks associated with the qualification and sale of such credits; difficulties or a significant disruption (including, without limitation, due to cyber-attack) in the Company’s information systems, networks or the confidentiality, availability or integrity of our data or failure to implement new systems and software successfully; risks relating to possible third-party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; continued or escalated conflict in the Middle East, North Korea, Ukraine or elsewhere, including the Russia-Ukraine war and the ongoing or emerging conflicts in the Middle East; uncertainty regarding the exit of the U.K. from the European Union; uncertainty regarding any administration changes in the U.S. or elsewhere around the world, including, without limitation, impacts to trade, tariffs and/or policies impacting the Company (such as biofuel policies and mandates); and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company’s results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company’s announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward-looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company’s natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At September 27, 2025, the Company had foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, soybean meal option contracts, soybean oil option contracts, other commodity forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2023, the Company designated interest rate swaps as cash flow hedges of the interest rate risk on a portion of its outstanding variable rate debt. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. In July 2025, the Company designated interest rate swaps as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.656% while receiving the 1-month SOFR rate. Under terms of the interest rate swaps, the Company hedges a portion of its variable rate debt into the second quarter of 2027. At September 27, 2025, the aggregate fair value of these interest rate swaps was approximately $2.4 million and was recorded in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 28, 2024, the aggregate fair value of these interest rate swaps was approximately $4.2 million and was recorded in other current assets, accrued expenses, other assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that were designated as cash flow hedges to hedge the Company’s intercompany loans. During the second quarter of 2025, the intercompany loans and cross currency swaps were settled. At September 27, 2025 and December 28, 2024, the aggregate fair value of these cross currency swaps was approximately zero and $22.2 million, respectively. At December 28, 2024, these amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2024 and fiscal 2025, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. As of September 27, 2025 and December 28, 2024, the aggregate fair value of these foreign exchange contracts was approximately $17.9 million and $32.6 million, respectively. As of September 27, 2025, approximately $13.0 million is included in other current assets, approximately $5.2 million is included in noncurrent assets and approximately $0.3 million is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. As of December 28, 2024, approximately $1.5 million is included in noncurrent assets, approximately $32.9 million is included in accrued expenses and approximately $1.2 million is included in other noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and option contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. There were not any open designated corn, soybean meal or heating oil contracts entered into by the Company at September 27, 2025.

As of September 27, 2025, the Company had the following outstanding forward contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	258,491	Euro	38,315	6.28 - 6.99	$48,371
Brazilian real	2,249,479	U.S. dollar	390,561	5.24 - 7.29	390,561
Euro	19,638	U.S. dollar	23,066	1.16 - 1.18	23,066
Euro	81,803	Polish zloty	348,945	4.26 - 4.28	95,636
Euro	11,215	Japanese yen	1,948,542	171.02 - 174.30	13,111
Euro	21,942	Chinese renminbi	183,153	8.13 - 8.39	25,652
Euro	15,634	Australian dollar	27,950	1.78 - 1.79	18,278
Euro	3,951	British pound	3,451	0.87	4,619
Polish zloty	956	U.S. dollar	264	3.62	264
Polish zloty	51,056	Euro	11,957	4.27	13,989
British pound	202	U.S. dollar	273	1.35	273
Japanese yen	146,412	U.S. dollar	993	147.05 - 147.51	993
U.S. dollar	213	Japanese yen	31,422	147.49	213
Australian dollar	218	U.S. dollar	144	0.66	144
					$635,170

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $4.4 million and are included in other current assets and accrued expenses at September 27, 2025.

The Company had corn forward contracts, soybean meal option contracts, soybean oil option contracts and other commodity contracts that are marked to market because they did not qualify for hedge accounting at September 27, 2025. These contracts have an aggregate fair value of approximately $1.5 million and are included in other current assets at September 27, 2025.

As of September 27, 2025, the Company had forward purchase agreements in place for purchases of approximately $278.6 million of natural gas and diesel fuel and approximately $37.9 million of other commitments during the next five years. As of September 27, 2025, the Company had forward purchase agreements in place for purchases of approximately $195.6 million of finished product during the next five years.

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

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2025

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

On May 21, 2025, plaintiff William Jopke (“Plaintiff”) filed a Verified Stockholder Class Action Complaint (the “Complaint”) in the Court of Chancery of the State of Delaware (the “Court”) against the Company and the members of its board of directors (the “Board”), commencing an action styled Jopke v. Darling Ingredients Inc., C.A. No. 2025-0562-PAF (the “Action”). In the Action, Plaintiff alleged that certain provisions in the Amended and Restated Bylaws of Darling Ingredients Inc. (as adopted on February 24, 2023, the “Bylaws”) violated 8 Del. C. §228 (“Section 228”). While the Company and the Board deny completely all of the allegations of wrongdoing in the Complaint, on July 7, 2025, the Board amended the Bylaws. As a result of this amendment of the Bylaws, the parties agreed that the amendment of the Bylaws mooted the claims in the Action and filed a Stipulation and Proposed Order dismissing the Action with prejudice as to the Plaintiff in the Action only. Without admitting any fault or wrongdoing, the Company agreed to pay $70,000 in fees and expenses to Plaintiff’s counsel in the Action (the “Mootness Fee”).

On August 19, 2025, the Court entered a Stipulation and Order dismissing the Action as moot, subject to the Company filing an affidavit with the Court confirming compliance with the requirement in the order that the Company disclose in its next periodic filing with the SEC the payment of the Mootness Fee. The Court has not passed on the amount of fees and expenses.

In addition, other information required by this Item 1 is contained within Note 17 (Contingencies) on pages 27 through 29 of this Form 10-Q and is incorporated herein by reference.

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

Item 5.    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

3.1	Amended and Restated Bylaws of Darling Ingredients Inc. dated July 7, 2025 (filed as Exhibit 3.1 to the Company's Current Report filed July 7, 2025 and incorporated herein by reference).
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Robert W. Day, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Robert W. Day, the Chief Financial Officer of the Company.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 27, 2025 and December 28, 2024; (ii) Consolidated Statements of Operations for the three and nine months ended September 27, 2025 and September 28, 2024; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 27, 2025 and September 28, 2024; (iv) Consolidated Statements of Stockholders' Equity for the nine months ended September 27, 2025 and September 28, 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 27, 2025 and September 28, 2024 and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 5, 2025	By:	/s/ Robert W. Day
Robert W. Day
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)