Form 10-K
period 2026-01-03
DARLING INGREDIENTS INC.
filed 2026-03-03
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the fiscal year ended	January 3, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware		36-2495346
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification Number)

5601 N MacArthur Blvd.,
Irving,	Texas	75038
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

  Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)

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

As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $5,963,190,000 based upon the closing price of the common stock as reported on the NYSE on that day. (In determining the market value of the Registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the Registrant’s common stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

There were 158,603,548 shares of common stock, $0.01 par value, outstanding at February 26, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant's definitive Proxy Statement in connection with the Registrant’s 2026 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

Auditor Name:	KPMG LLP	Auditor Location:	Dallas, Texas	Auditor Firm ID:	185

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2026

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
OVERVIEW

We are a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, animal feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, agriculture-based biofuels, natural casings and hides. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable fuel and feed ingredients, and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. In fiscal year 2025, the Company generated $6.1 billion in revenues and $62.8 million in net income attributable to Darling.

North America

We are a leading provider of animal by-product processing, used cooking oil and bakery residual recycling and recovery solutions to the U.S. food industry. We operate over 150 processing and transfer facilities in the United States to produce finished products such as protein (primarily meat and bone meal (“MBM”) and poultry meal (“PM”)), meat products for the pet food industry, blood products (plasma and whole blood), collagen, fats (primarily bleachable fancy tallow (“BFT”), poultry grease (“PG”) and yellow grease (“YG”)), bakery by-products (“BBP”) and hides, as well as a range of branded and value-added products. Darling sells these products in North America and throughout the world, primarily to producers of animal feed, pet food, agriculture-based biofuels (such as renewable diesel and Sustainable Aviation Fuel (“SAF”)), fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. In the United States, Darling is a partner with Valero Energy Corporation in Diamond Green Diesel, a renewable fuel producer, which converts used cooking oils, animal fats and other feedstocks into valuable renewable fuels/products, such as renewable diesel and SAF. In Canada, the Company is a leading recycler of animal by-products. Darling's Canadian ingredients business processes raw materials into finished fat and protein products for use in animal feed, pet food, fertilizer and other ingredients. Darling's Canadian ingredients business has a network of six facilities in Manitoba, Ontario, Quebec and Nova Scotia.

International

Darling Ingredients International, our subsidiary, is a worldwide leader in the development and production of specialty ingredients from animal by-products for applications in the pharmaceutical, food, pet food, animal feed, industrial, fuel, renewable energy and fertilizer industries. Darling Ingredients International operates a global network of 81 production facilities across five continents, including Europe, Asia, Australia, South America and North America covering all aspects of animal by-product processing through multiple brands, some of which are: Rendac (fuel), Sonac (proteins, fats, edible fats and blood products), FASA (proteins and fats), Ecoson (bioenergy and fertilizer), Rousselot (collagen), Gelnex (collagen) and CTH (natural casings). Darling Ingredients International's specialized portfolio of over 330 products covers all animal origin raw material types and thereby offers a comprehensive, single source solution for suppliers. Darling Ingredients International’s rendering and specialties business has leading positions across Europe, China and South America, with European operations in the Netherlands, Belgium, Germany, Poland and Italy, under the Ecoson, Rendac, Sonac and FASA brand names. Value-added products include edible fats, blood products, bone products, protein meals and fats. Rousselot and Gelnex are global leading market providers of collagen for the food, pharmaceutical and technical industries with operations in Europe, the United States,

South America and China. CTH is a leading natural casings company for the sausage industry with operations in Europe and China.

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

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable fuels/products, such as renewable diesel and SAF (“DGD” or the “DGD Joint Venture”) as described in Note 1 and Note 2 to the Company’s Consolidated Financial Statements for the period ended January 3, 2026 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable EU regulations into low-grade energy sources to be used in industrial applications in Europe, and (iv) the processing of manure into natural bio-phosphate in Europe.

For financial information about our operating segments and geographic areas, refer to Note 22 and Note 23 to the Company’s Consolidated Financial Statements for the period ended January 3, 2026 included herein.

Fiscal Year 2025, 2024 and 2023 Total Net Sales

Darling’s total net sales from fiscal year 2025, 2024 and 2023 by operating segment were as follows (in thousands):

	Fiscal Year 2025		Fiscal Year 2024		Fiscal Year 2023
Total net sales:
Feed Ingredients	$3,990,088	65.0%	$3,675,609	64.3%	$4,472,592	65.9%
Food Ingredients	1,545,030	25.2	1,489,101	26.1	1,752,065	25.8
Fuel Ingredients	600,759	9.8	550,465	9.6	563,423	8.3
Total	$6,135,877	100.0%	$5,715,175	100.0%	$6,788,080	100.0%

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

Used Cooking Oil

The Company is a leading collector and processor of used cooking oil in North America for use as a feed ingredient and feedstock for the production of valuable low carbon biofuels. The Company estimates it collects used cooking oil from approximately 158,300 locations in the U.S. The Company’s primary customer for this product is the DGD Joint Venture.

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
Collagen
Rousselot (which includes Gelnex) is a global leading market provider of collagen for the food, nutraceutical, pharmaceutical and technical (e.g., photographic) industries with operations in Europe, China, South America and the United States. Rousselot has a network of 16 production plants and 11 sales locations, covering sales into more than 80 countries. Collagen is a functional ingredient, which means that it typically acts as a critical component in a larger end product. Due to its functionality and characteristics, collagen is used in a large variety of end products and its demand is growing. While collagen sells at a higher price per unit than many other Darling products, in many cases it only comprises a small portion of a customer’s end product cost, such as for many pharmaceutical end markets. We have experienced that many customers value quality and consistency, supply reliability, application know-how and regulatory support and therefore, price volatility is typically less than other Darling products. Rousselot’s profitability is mainly driven by value recognized for high quality and supply reliability, and its ability to transfer increases in net raw material costs to its customers on a timely basis, allowing it to realize a relatively stable margin per kilogram of collagen. Rousselot produces collagen from pigskin, beef hides, animal bones and fish. Raw material prices are mainly driven by quality and supply versus demand. Finished product sales prices are also mainly driven by market supply and demand by product and quality. Rousselot enters into formal arrangements related to raw material purchases that differ by raw material type, by duration and by regional area. Rousselot markets its collagen products under different brands, such as the “Peptan”, “Peptinex” and “Nextida™” brands; which are fast-growing specialty ingredient brands positioned specifically towards nutritional supplements for customers focusing on improved bone, joint, skin and other targeted health benefits. On December 10, 2025, Darling entered into a definitive agreement with Tessenderlo Group NV, a public limited company organized under the laws of Belgium (“Tessenderlo”), to form a joint venture. The definitive agreement is the Master Contribution Agreement (the “Contribution Agreement”) and is among Darling, Darling Global Holdings Inc., a Delaware corporation and wholly owned subsidiary of Darling, Tessenderlo, and NewCo Collagen LLC, a Delaware limited liability company (“NewCo”). Under the Contribution Agreement, Darling and Tessenderlo have agreed to contribute certain of their assets and liabilities related to their respective collagen and gelatin business segments into NewCo in exchange for equity interests in NewCo, and upon the closing of the transaction, Darling will have an 85% equity interest and Tessenderlo will have a 15% equity interest in NewCo. The completion of the transaction contemplated by the Contribution Agreement is subject to all required regulatory approvals and certain other closing conditions.
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

The DGD Facilities receive feedstocks primarily by rail, trucks barges and ships, depending on feedstock cost and availability. We are a party to a raw material supply agreement pursuant to which we are obligated to offer to supply the DGD Joint Venture a portion of the feedstock requirements at the DGD St. Charles Plant at market rates; however, the DGD Joint Venture is not obligated to purchase all or any part of its feedstock requirements from Darling. The DGD Joint Venture markets its renewable fuels/products under the Diamond Green Diesel® brand, primarily to resellers, distributors, blenders, and at times to obligated parties that produce or import petroleum-based fuels into regions subject to renewable fuels obligations or markets with voluntary low-carbon fuel demand. The DGD Joint Venture markets its renewable fuels/products both domestically and internationally into regions with established low-carbon programs or voluntary demand, with most such production distributed primarily by rail and ships owned by third parties.

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

A majority of our U.S. volume of rendering raw materials, including substantially all of our significant poultry accounts, and substantially all of our bakery feed raw materials are acquired on a “formula basis,” which in most cases is set forth in contracts with our suppliers, generally with multi-year terms. These “formulas” allow us to manage the risk associated with decreases in commodity prices by adjusting our costs of materials based on changes in the price of our finished products, while also permitting us, in certain cases, to benefit from increases in commodity prices. The formulas provided in these contracts are reviewed and modified both during the term of, and in connection with the renewal of, the contracts to maintain an acceptable level of sharing between us and our suppliers of the costs and benefits from movements in commodity prices. Approximately 91% of Darling's U.S. volume of raw materials in fiscal year 2025 was acquired on a “formula” basis. A majority of Darling’s Canadian ingredients volume of rendering raw materials are acquired based on prices fixed on a monthly basis with suppliers, with the remaining portion acquired on a “formula basis.” Darling Ingredients International (including North American operations) acquires a majority of its volume of rendering raw materials at spot or quarterly fixed prices and, in general, has no long-term contracts with its key suppliers.

Certain of the Company’s geographic regions’ facilities are highly dependent on one or a few suppliers.  During the 2025 fiscal year, the Company’s 10 largest raw materials suppliers in North America accounted for approximately 39% of the total raw material processed by the Company in North America, with one single supplier accounting for approximately 9% of the total raw material processed in North America. In Europe, the Company’s 10 largest raw material suppliers accounted for approximately 29% of the total raw material processed by the Company in Europe, with one single supplier accounting for approximately 7% of the total raw material processed in Europe. In China, the Company’s 10 largest raw material suppliers accounted for approximately 34% of the total raw material processed by the Company in China, with one single supplier accounting for approximately 15% of the total raw material processed in China. In South America, the Company’s 10 largest raw material suppliers accounted for approximately 45% of the total raw material processed by the Company in South America, with one single supplier accounting for approximately 15% of the total raw material processed in South America. See “Risk Factors - A significant percentage of our revenue is attributable to a limited number of suppliers and customers.” Should any of these suppliers choose alternate methods of disposal, cease or materially decrease their operations, have their operations interrupted by casualty, or otherwise cease using, or reduce the use of, the Company’s collection services, any operating facilities dependent on such suppliers could be materially and adversely affected. (See “Risk Factors-Certain of our operating facilities are highly dependent upon a single or a few suppliers.”) For a discussion of the Company’s competition for raw materials, see “Competition.”

MARKETING, SALES AND DISTRIBUTION OF FINISHED PRODUCTS

The Company sells its finished products worldwide. Finished product sales are primarily managed through our commodity trading departments. With respect to our North American operations, we have trading departments located at our corporate headquarters in Irving, Texas and at our regional office in Cold Spring, Kentucky. Darling Ingredients International’s finished product sales are managed primarily through trading departments that are located in Son en Breugel, the Netherlands, and through various offices located in Europe, Asia, South America and North America. Where appropriate, we coordinate international sales of products in order to market them more efficiently. Our sales force is in contact with customers daily and coordinates the sale, and assists in the distribution of, most finished products produced at our processing plants. The Company also sells its finished products internationally directly to customers or, in some cases, through commodities brokers and agents. We market certain of our finished products under our Dar Pro Ingredients brand, certain specialty products under the Sonac and FASA names, collagen products under the Rousselot and Gelnex names and natural casings under the CTH name. See Note 23 of Notes to Consolidated Financial Statements included herein for a breakdown of the Company’s sales by geographic regions.

The Company sells finished products in North America and throughout the world, primarily to producers of animal feed, pet food, agriculture-based biofuels (such as renewable diesel and SAF), fertilizer and other consumer and industrial products, including oleo-chemicals, soaps and leather goods, for use as ingredients in their products or for further processing. Certain of our finished products are ingredients that compete with alternatives, such as corn, soybean oil, inedible corn oil, palm oils, soybean meal and heating oil, based on nutritional and functional values; therefore, the actual pricing for those finished products, as well as competing products, can be quite volatile. While the Company’s principal finished products are generally sold at prices prevailing at the time of sale, the Company’s ability to deliver large quantities of finished products from multiple locations and to coordinate sales from a central location enables us to sell into the market with the highest return. The Company’s premium, value-added and branded products command significantly higher pricing relative to the Company’s principal finished product lines due to their enhanced qualities, which is a function of the Company’s specialized processing and/or know-how. Customers for our premium, value-added and branded products include feed mills, pet food manufacturers, integrated poultry producers, the dairy industry and golf courses. Feed mills purchase meals, fats, blood products, and Cookie Meal® for use as feed ingredients. Pet food manufacturers require stringent feed safety certifications and consistently demand premium additives with certain qualities and specifications. As a result, pet food manufacturers may purchase premium or value-added products under supply contracts with us. Oleo-chemical producers use fats as feedstocks to produce specialty ingredients used in paint, rubber, paper, concrete, plastics and a variety of other consumer and industrial products. Darling Ingredients International’s premium, value-added and branded products also command higher pricing, including with respect to collagen, natural casings, edible fat, heparin and specialty plasma products.

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

The procurement of raw materials is a competitive aspect of our business. Consolidation within the meat processing industry has resulted in bigger and more efficient slaughtering operations, the majority of which utilize “captive” renderers (rendering operations integrated with the meat or poultry packing operation). At the same time, there has been limited growth in the number of small meat processors, which have historically been a dependable source of supply for non-captive renderers, such as Darling. In addition, the slaughter rates in the meat processing industry are subject to economic conditions and, as a result, during periods of economic decline, the availability, quantity and quality of raw materials available to the independent renderers decreases. The need for food service establishments in the United States and other regions of the world to comply with environmental regulations concerning the proper disposal of used restaurant cooking oil should continue to provide a growth area for this raw material source. In addition, raw material access for the collagen business is also affected by similar factors as rendering. As it relates to the procurement of beef hide raw materials, the majority of supply has traditionally come from tanneries. However, as leather demand has decreased due to alternatives, supply from tanneries is decreasing and we are sourcing more directly from slaughtering operations than before. Across all regions in which we operate, to varying degrees, we compete with other rendering, restaurant services and bakery residual businesses, and alternative methods of disposal of animal processing by-products and used restaurant cooking oil provided by trash haulers, waste management companies, renewable energy companies, anaerobic digestion companies and others. In addition, U.S. food service establishments have increasingly experienced theft of used cooking oil. A number of our competitors for the procurement of raw material are experienced, well-capitalized companies that have significant operating experience and historic supplier relationships. Competition for available raw materials is based primarily on price and proximity to the supplier.

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

CLIMATE CHANGE

There is a growing global concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as by legal, regulatory and market responses to climate change. We assess climate-related regulatory risks as part of our risk management process; however, due to the level of uncertainty regarding what legislative or regulatory requirements may be enacted, we are unable to estimate the impact of climate-related developments on our results of operations or financial condition. For more information on the risks we face related to climate change, including potential regulatory developments that may increase our operating costs, please see the risk factors in Item 1A. Risk Factors, under the captions “Seasonal factors and weather, including the physical impacts of climate related changes, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations;” “Our operations are subject to extensive and evolving environmental, health and safety laws and regulations, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for damages, including environmental damages;” and “We may not be able to achieve our climate, sustainability or other such goals, targets or objectives.”

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

HUMAN CAPITAL

We are committed to having an engaged and inclusive workplace that fosters learning, development and innovation, and we are committed to building a culture and working environment that is inclusive and respectful for all, and where our employees can do their best work and feel valued for their contributions. We are keenly aware that our people are fundamental to the ongoing success of our business. Accordingly, we are committed to the health, safety and wellness of our employees. In this regard, we have a strong health and safety program that focuses on implementing policies and training programs, as well as performing self-audits, all designed to keep our employees injury free.

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

As of January 3, 2026, the Company employed globally approximately 15,000 persons full-time. While we have no national or multi-plant union contracts, at January 3, 2026, approximately 17% of the Company’s North American employees were covered by multiple collective bargaining agreements. In addition, approximately 66% of Darling Ingredients International's employees are covered by various collective bargaining agreements. Management believes that our relations with our employees and their representatives are satisfactory. There can be no assurance, however, that these satisfactory arrangements will continue, or that new agreements will be reached without union action or on terms satisfactory to us.

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
▪Section 102 of the FSMA amended facility registration requirements in the Federal Food, Drug and Cosmetic Act for domestic and foreign manufacturers, processors, packers or holders of food for human or animal consumption, to require that facility registrations be renewed during the fourth quarter of each even-numbered year, beginning October 1, 2012, and that additional information be included in such registrations. FSMA also provides that, if the FDA determines that food manufactured, processed, packed, received, or held by a registered facility has a reasonable probability of causing serious adverse health consequences or death to humans or animals, the FDA may suspend the registration of a facility that created, caused, or was otherwise responsible for such reasonable probability, or knew or had reason to know of such probability and packed, received, or held the food.

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

▪The FDA has issued a final rule establishing additional traceability recordkeeping requirements for persons that manufacture, process, pack, or hold foods that appear on a list of “high risk” foods. The list of high risk foods includes certain fruits and vegetables, shell eggs, and certain types of seafood, among other products. Entities that are subject to the rule will be required to establish and maintain traceability program records containing required information. In March 2025, the deadline for compliance was extended by 30 months to July 20, 2028.

Management believes we are in compliance with these provisions of FSMA and the finalized rules.

The FDA also has regulations governing food additives in animal feed and pet food, which could apply to the use of protein from black soldier fly larvae in such products. See Item 1A “Risk Factors - Our business may be affected by the impact of animal related disease, such as BSE, and by other food safety or food regulatory issues,” for more information.

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

In 2007, APHIS implemented revised import regulations to allow Canadian cattle 30 months of age and older and born on or after March 1, 1999, and bovine products derived from such cattle to be imported into the United States for any use, if such cattle and products complied with specific FDA and FSIS regulations. Imports of Canadian cattle younger than 30 months of age have been allowed since March 2005. Imports of SRMs from Canadian-born cattle slaughtered in Canada are not permitted. In 2014, APHIS implemented amended import regulations concerning cattle and bovine products. The final rule established a system for classifying regions as to BSE risk that is consistent with international standards set by the World Organization for Animal Health (“WOAH”), and based importation requirements for cattle and beef products on: (i) the inherent risk of BSE infectivity in the commodity to be imported and (ii) the BSE risk status of the region from which the commodity originates.

•The U.S. Environmental Protection Agency (“EPA”), which regulates air and water discharges and hazardous and solid waste requirements among other environmental requirements, as well as local and state environmental agencies with jurisdiction over environmental matters affecting the Company’s operations. The EPA also administers the National Renewable Fuel Standard Program (“RFS”).

•The Association of American Feed Control Officials (“AAFCO”), which is a voluntary membership association of state and federal agencies that regulate the sale and distribution of animal feeds and animal drug remedies. Although AAFCO has no regulatory authority, it brings together stakeholders and works to develop and implement uniform and equitable laws, regulations, standards, definitions, and enforcement polices for regulating the manufacture, labeling, distribution and sale of animal feeds.

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

•The European Commission, which is the European Union’s politically independent executive arm and is responsible for drawing up proposals for new EU legislation and implementing the decisions of the European Parliament and the Council of the EU. Relevant Directorate Generals include, but are not limited to:

•Directorate-General for Health and Food Safety, which is responsible for EU policy on food safety and health and for monitoring the implementation of related EU legislation, including the TSE Regulation and the Animal By-Products Regulation, and including but not limited to food, feed hygiene, human and animal health, technical uses of animal proteins and other animal by-products and packaging.

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

•The European Food Safety Authority (the “EFSA”), which advises the European Commission, the European Parliament and the EU Member States on food safety matters, including on animal feed, animal health and welfare, biological hazards and contaminants.

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

United Kingdom

•The Medicines and Healthcare products Regulatory Agency (“MHRA”), which is an executive agency of the Department of Health and Social Care and is responsible for, inter alia, ensuring the safety of medicinal products for human and veterinary use.

•The Department for Environment, Food and Rural Affairs (“DEFRA”), which is responsible for environmental protection, food production and standards, agriculture, fisheries and rural communities.

•The Animal and Plant Health Agency (“APHA”), which is an executive agency of DEFRA and is responsible for protecting the health and welfare of the general public and animals from disease. The APHA issues permits, approvals and registrations to plants carrying out certain activities related to the handling of animal by-products. Feed businesses need to be approved or registered with their local authority trading standards office.

•The Food Standards Agency (“FSA”), which is responsible for safeguarding public health, including in relation to food and feed. The FSA supports the control of BSE. Local authorities are responsible for delivering activities such as inspections, audits and surveillance, sampling in most food and feed establishments.

•The United Kingdom’s Health and Safety Executive (“HSE”), which is the government body responsible for enforcing health and safety at work legislation, such as the Health and Safety at Work Act 1974, and enforcing health and safety law in industrial workplaces, together with local authorities. The HSE is the primary agency responsible for regulating chemicals in the UK and oversees the safe use, storage and disposal of chemicals to protect human health and the environment.

•The United Kingdom’s Serious Fraud Office, which is responsible for investigating and prosecuting violations of the U.K. Bribery Act 2010, together with the National Crime Agency and other relevant police forces.

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
China

•The State Administration for Market Regulation and the General Administration of Customs of China, which supervise the import and export of food and feed.

•The National Health Commission, which establishes standards for food and pharmaceutical products.

•The Chinese Pharmacopeia, which establishes standards for pharmaceutical products.

•Ministry of Ecology and Environment, which regulates the environmental protection standards.

•Ministry of Human Resources and Social Security of the People’s Republic of China, which establishes the regulations of labor, welfare and health insurance.

•Ministry of Emergency Management of the People’s Republic of China, which establishes the work safety standards and regulations.

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

•Various local and State environmental agencies, which are responsible for the State-Level and local-level control, supervision, monitoring and licensing process for pollution generating activities in the areas in which we operate.

•Brazilian Federal Police, which is responsible for regulating and inspecting controlled chemical industrial products.

•Brazilian Army, which is responsible for regulating and inspecting controlled chemical industrial products.

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

•Brazilian Oil, Gas & Biofuels Regulatory Agency (ANP), which is responsible for the regulation of the operation of biofuel production plants, an activity that one of our subsidiaries is engaged with.

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
•Our business is dependent on the procurement of raw materials, which is a competitive aspect of our business;
•The DGD Joint Venture subjects us to a number of risks;
•Our renewable energy businesses, including the DGD Joint Venture, are highly dependent on government programs, incentives and regulatory frameworks, which are subject to change and uncertainty;
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
•Seasonal factors and weather, including the physical impacts of climate related changes, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations;
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
•Our operations are subject to extensive and evolving environmental, health and safety laws and regulations, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for damages, including environmental damages;
•Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals;
•Our business may be affected by the impact of animal related disease, such as BSE, and by other food safety or food regulatory issues;
•Pandemics, epidemics or disease outbreaks, may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations;
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
•Our substantial indebtedness could adversely affect our financial condition;
•Despite our existing level of indebtedness, we and our subsidiaries could substantially increase our indebtedness, which could further exacerbate the risks to our financial condition described above;
•We may not generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our debt obligations, which may not be successful;
•Our ability to make payments on our debt depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to transfer funds to members of our group liable to make payments on our debt;
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
•We may not successfully identify and complete acquisitions or joint ventures on favorable terms or achieve anticipated synergies relating to any acquisitions or joint ventures, and such acquisitions or joint ventures could result in unknown liabilities, unforeseen operating difficulties and expenditures and require significant management resources;
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

Risks Related to our Business

The prices of many of our products are subject to significant volatility associated with commodities markets.

Our principal finished products in our Feed Ingredients segment include MBM, PM, BFT, YG, PG, BBP and hides, which are commodities. We also manufacture and sell a number of other products that are derived from animal by-products and many of which are commodities or compete with commodities. The prices of these commodities are quoted on, or derived from prices quoted on, established commodity markets. Accordingly, our results of operations will be affected by fluctuations in the prevailing market prices of these finished products or of other commodities that may be substituted for our products by our customers. Historically, market prices for commodity grains, fats and food stocks have fluctuated in response to a number of factors, including global changes in supply and demand resulting from changes in local and global economic conditions, global government agriculture programs, energy policies of U.S. and foreign governments, and international agricultural trading policies, the impact of disease outbreaks on protein sources and the potential effect on supply and demand, as well as weather conditions during the growing and harvesting seasons. A significant decrease in the market price of any of our products or of other commodities that may be substituted for our products would have a material adverse effect on our results of operations and cash flow. Furthermore, rapid and material changes in finished goods prices, including competing agricultural-based alternative ingredients, generally have an immediate and, often times, material impact on the Company’s gross margin and profitability resulting from the lapse of time between the procurement of the raw materials and the sale of the finished goods. Increases in the market prices of raw materials would require us to raise prices for our premium, value-added and branded products to avoid margin deterioration. We may not be able to implement future price increases in response to increases in the market prices of raw materials, and any such price increases may have adverse impacts on future sales volumes. Our results of operations could be materially and adversely affected in the future by this volatility. Furthermore, an increased preference by meat processors for alternative feed ingredients, such as all vegetable diets in the case of poultry producers, could negatively impact the prices of certain of our finished products that would need to be sold to alternative markets and destinations.

The prices available for the Company’s Food Ingredients segment’s collagen, edible fats and natural casings products are influenced by other competing ingredients, including plant-based and synthetic hydrocolloids and artificial casings. In the collagen operation, in particular, the cost of the Company’s animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment’s collagen and casings is generally 30 to 60 days, which is substantially longer than the Company’s Feed Ingredients segment’s animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices during the period from when the raw materials were procured until the finished goods are sold.

The Company’s Fuel Ingredients segment, which converts fats and oils into biofuels (including renewable diesel and SAF), organic sludge and food waste into biogas, and fallen stock into low-grade energy sources, is impacted by world energy prices for oil, electricity and natural gas, as well as potential competition from the adoption of non-rendered feedstock in biofuel markets.

The Company’s results of operations in its Feed, Food and Fuel Ingredients segments are also impacted by U.S. and foreign tariffs and trade restrictions that affect trade flows, supply and demand and market prices for the Company’s raw materials and finished products.

Our business is dependent on the procurement of raw materials, which is a competitive aspect of our business.

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

The rendering industry is highly fragmented and both the rendering and bakery residual industries are very competitive. We compete with other rendering businesses and alternative methods of disposal of animal by-products, bakery residue and used cooking oil provided by trash haulers, waste management companies and biofuel companies, as well as the alternative of illegal disposal. See Item 1. “Competition.” In addition, U.S. restaurants experience theft of used cooking oil, the frequency and magnitude of which increases with the rise in value of used cooking oil. Depending on market conditions, we either charge a collection fee to offset a portion of the cost incurred in collecting raw material, collect on a no pay/no charge basis or pay for the raw material. To the extent suppliers of raw materials look to alternate methods of disposal, whether as a result of our collection fees being deemed too expensive, the payments we offer being deemed too low or otherwise, our raw material supply and/or collection fee revenues will decrease, which could materially and adversely affect our business, results of operations and financial condition. In addition, the amount of raw material acquired, which has a direct impact on the amount of finished goods produced, can also have a material effect on our gross margin reported, as the Company has a substantial amount of fixed operating costs. In addition, we utilize an extensive vehicle fleet to collect and transport raw material, for which we compete with other industries for qualified drivers, which from time to time are in short supply. Our failure to hire and retain a sufficient number of truck drivers to operate our fleet could negatively impact our ability to collect and transport raw materials in an efficient and cost-effective manner.

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

In January 2011, one of our wholly-owned subsidiaries, entered into a limited liability company agreement (as subsequently amended, the “DGD LLC Agreement”) with a wholly-owned subsidiary of Valero to form the DGD Joint Venture, which was formed to design, engineer, construct and operate the DGD St. Charles Plant. Since that time, the DGD Joint Venture has completed several expansion projects and currently operates the DGD St. Charles Plant and the DGD Port Arthur Plant. As of January 3, 2026, under the equity method of accounting, we had an investment in the DGD Joint Venture of approximately $2.1 billion included on the Consolidated Balance Sheet. Nonetheless, the DGD Joint Venture may not continue to be profitable, may not continue to make distributions or allow us to continue to make a return on our investment, or could result in a negative return on our investment.

The DGD Joint Venture’s operations are conducted through a joint venture with Valero. Accordingly, we share control with our joint venture partner over certain economic, legal and business interests of the DGD Joint Venture, who may have economic, business, or legal interests, opportunities, or goals that are inconsistent with, or different from, our opportunities, goals, and interests, or may have different liquidity needs or financial condition characteristics than our own, be subject to different legal or contractual obligations than we are, or be unable to meet their obligations. For instance, while we share certain management rights with our joint venture partner under the DGD LLC Agreement, we do not have full control of every aspect of the DGD Joint Venture’s business and certain significant decisions concerning the DGD Joint Venture require certain approvals from our joint venture partner, including, among others, the acquisition or disposition of assets above a certain value threshold, making certain changes to the DGD Joint Venture’s business plan, raising debt or equity capital, the DGD Joint Venture’s distribution policy, and entering into particular transactions. Failure by us or our joint venture partner to adequately manage the risks associated with the DGD Joint Venture and any differences in views among us and our joint venture partner could prevent or delay actions that are in the best interests of us or the DGD Joint Venture and could have a material adverse effect on our, or the DGD Joint Venture’s, financial condition, results of operations and liquidity. Furthermore, our equity in net income of the DGD Joint Venture, which is based on our 50% interest in the unconsolidated earnings of the standalone DGD Joint Venture financial statements, may not always match our joint venture partner’s consolidated results and presentation. In addition, the DGD LLC Agreement limits our ability to freely transfer or sell our interest in the DGD Joint Venture.

The DGD Joint Venture is subject to and dependent on governmental energy policies and programs, such as the National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as those in place in the state of California), which positively impact the demand for and price of renewable diesel. Any changes to, a failure to enforce or a discontinuation of any of these programs could have a material adverse effect on the DGD Joint Venture. Further, these programs are regularly subject to expirations and renewals which, at any time, could be delayed or not renewed, and other administrative and political review which could result in limitations or other policy adjustments by the respective administrations overseeing them. See the section entitled “Risk Factors-Risks Related to our Business-Our renewable energy businesses, including the DGD Joint Venture, are highly dependent on government programs, incentives and regulatory frameworks, which are subject to change and uncertainty.”

Additionally, there may be new entrants into the biofuels industry or new technologies developed that could meet demand for lower-carbon transportation fuels and modes of transportation in a more efficient or less costly manner than our technologies and products, which could also have a material adverse effect on the DGD Joint Venture. For instance, several other companies have made, or announced interest in making, investments in biofuel projects. Should these projects develop, the DGD Joint Venture would face competition from them for feedstocks and customers, which could strain margins on the products it sells and limit the growth and profitability of the DGD Joint Venture. It is not possible at this time to predict the ultimate form, timing, or extent of any such developments; however, a reduction in the demand for the DGD Joint Venture’s products as a result of any of the foregoing events could materially and adversely affect our business, financial condition, results of operations, and liquidity.

The DGD Joint Venture’s production plants are its principal operating assets and are subject to planned and unplanned downtime and interruptions. Its operations could also be subject to significant interruption if one of its plants were to experience a major accident or mechanical failure, be damaged by severe weather or natural disasters (such as hurricanes) or man-made disasters (such as cybersecurity incidents or acts of terrorism), or otherwise be forced to shut down or curtail operations. If any of its plants, or related pipelines or terminals, were to experience an interruption in operations, our earnings could be materially and adversely affected (to the extent not recoverable through insurance) because of lost productivity and repair and other costs.

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

•the inaccuracy of our assumptions about prices or demand for the biofuels (including renewable diesel and SAF) that the DGD Joint Venture produces;

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

•the risk that one or more competitive new biofuel (including renewable diesel and SAF) plants are constructed that use different technologies from the DGD Joint Venture and result in the marketing of products that are more effective as a substitute for carbon-based fuels or less expensive than the products marketed by the DGD Joint Venture;

•U.S. and foreign tariffs, trade restrictions and nationalistic protections in biofuel policies favoring local production over imports could impact prices, margins and end market opportunities for the biofuels the DGD Joint Venture produces;

•U.S. and foreign tariffs on biofuels and biofuel feedstocks could also have an inverse effect where biofuel imports into certain countries could be beneficially positioned from a margin standpoint over local production;

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

Our renewable energy businesses, including the DGD Joint Venture, are highly dependent on government programs, incentives and regulatory frameworks, which are subject to change and uncertainty.

Demand for and profitability of our biofuels (including renewable diesel and SAF), biogases and green electricity, including those of DGD, depend in significant part on government programs, mandates, tax credits and incentives in the U.S. and other jurisdictions, including renewable fuel standards, low carbon fuel programs and clean fuel tax credits. These programs are complex, subject to frequent legislative, regulatory and administrative change, and dependent on agency interpretation, guidance enforcement priorities and funding.

Programs like RFS and LCFS, compliance and tax credits for biofuels and mandates for biofuel use, both in the United States and abroad, are subject to revision and change which may impact the demand for our finished products and margins. Support from the programs and credits plays an important role in the makeup of margins for the DGD Joint Venture, and, accordingly, we are exposed to volatility in the market price of these credits, including LCFS credits and RINs (which act as compliance credits under the RFS). We cannot predict the future prices of RINs, LCFS credits or other credits, nor can we predict changes or continued implementation of policies that support these programs.

The EPA created the RFS program pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Under the RFS program, the EPA is required by statute to set annual quotas for the volume of renewable fuels that must be blended into petroleum-based transportation fuels consumed in the U.S. 14 months prior to the compliance year. The quotas are set by class of renewable fuel (e.g., biomass-based diesel, cellulosic biofuel, advanced biofuel, and total renewable fuel) and are collectively referred to as the renewable volume obligation (“RVO”). The RVO must be met by obligated parties, who are the producers and importers of the petroleum-based transportation fuels consumed in the U.S. Obligated parties demonstrate compliance annually by retiring the appropriate number of renewable identification numbers (“RINs”) associated with each class of renewable fuel to satisfy their RVO. A RIN is a compliance credit that is assigned to each gallon of qualifying renewable fuel produced in, or imported into, the U.S. under the RFS program. RINs are obtained by blending those renewable fuels into petroleum based transportation fuels, and obligated parties can also achieve compliance by purchasing RINs in the open market.

Pursuant to the requirements established by the Energy Independence and Security Act of 2007, the finalized 2010 RFS regulation mandated the domestic use of biomass-based diesel (biodiesel, renewable diesel or renewable jet fuel) of 1.0 billion gallons in 2012 and a minimum of 1.0 billion gallons of biomass-based diesel for subsequent years. This amount is subject to increase by the Administrator of the EPA. The volume mandates for 2022 were 2.76 billion gallons for biomass-based diesel, 5.63 billion RINs for advanced biofuel, and 20.63 billion RINs for total renewable fuel.

In June of 2023, the EPA published a final rule that established required RFS volumes for 2023, 2024, and 2025. For biomass-based diesel, the EPA set 2.82 billion gallons for 2023, 3.04 billion gallons for 2024, and 3.35 billion gallons for 2025. For the advanced biofuel category, the EPA set 5.94 billion RINs for 2023, 6.54 billion RINs for 2024, and 7.33 billion RINs for 2025. For total renewable fuel, the EPA set 20.94 billion RINs for 2023, 21.54 billion RINs for 2024, and 22.33 billion RINs for 2025.

For RFS compliance purposes, RINs satisfy the biomass-based diesel requirement, the overall advanced biofuel requirement, and the total renewable fuel requirement. In order to generate a RIN, each type of fuel from each type of feedstock is required to reduce greenhouse gas (“GHG”) emissions by levels specified in the regulation. The EPA has determined that biodiesel or renewable diesel produced from waste oils, fats, and greases exceed the 50% threshold established by the regulation to generate advanced biofuel and biomass-based diesel RINs.

In January 2025, the Clean Fuels Production Credit (“CFPC”) introduced under the IR Act became effective through 2027, and replaced the blender tax credit that was in effect in prior years. Under the CFPC, non-aviation transportation fuel receives a tax credit equal to either $0.20/gallon or $1.00/gallon (adjusted for inflation each calendar year) multiplied by the fuel’s emission reduction percentage. In order to start with the $1.00 per gallon baseline, the fuel must be produced at a qualifying facility that meets the prevailing wage and apprenticeship requirements before being sold in a certain manner. Under the CFPC, SAF receives a tax credit equal to either $0.35/gallon or $1.75/gallon (adjusted for inflation each calendar year) multiplied by the fuel’s emission reduction percentage. In order to start with the $1.75 per gallon baseline, SAF must be produced in the United States at a qualifying facility that meets the prevailing wage and apprenticeship requirements before being sold for use in an aircraft. In contrast to the blender tax credit, the CFPC requires that production of eligible fuels must take place in the United States. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA extended the CFPC for two years through 2029 and, beginning in 2026, reduces the maximum credit rate for SAF to $1.00/gallon (adjusted for inflation each calendar year) and specifies that transportation fuels must be derived from feedstocks produced or grown in the U.S., Mexico or Canada to be eligible.

Government incentives related to renewable fuels were material to our results of operations in fiscal 2025, so any legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or suspending or discontinuing any of these programs could have a negative impact on our business and results of operations.

For example, the transition from the blender tax credit to the CFPC on January 1, 2025 introduced a number of risks that could negatively impact the results of operations of the DGD Joint Venture and cause a material and adverse impact to the Company. These include, but are not limited to: credit eligibility and compliance risks for failure to satisfy qualification, prevailing wage and apprenticeship and other certification and documentation requirements which could reduce credit values or void credits; regulatory risks because the U.S. Treasury has yet to provide final CFPC regulations, and credits earned since January 1, 2025 must be determined based on currently available information from Treasury; and credit transfer risks, including the development of markets to sell the credits, the strength of any such markets and the viability of the credits with respect to discounts to credit values on sales, and potential Company indemnities with respect to credit sales which introduce the risk of reimbursing buyers for any later credit adjustments including potential penalties, interest and tax gross-ups which could be material.

We are highly dependent on natural gas, diesel fuel and electricity, the prices of which can be volatile, and such dependency could materially adversely affect our business.

Our operations are highly dependent on the use of natural gas, diesel fuel and electricity and a disruption in any of them could have a material adverse effect on the business and results of operations of the affected facility. We consume significant volumes of natural gas to operate boilers in our plants, which generate steam to heat raw materials, and natural gas prices represent a significant cost of facility operations included in cost of sales. We also consume significant volumes of diesel fuel to operate our fleet of vehicles used to collect raw materials, and diesel fuel prices represent a significant component of cost of collection expenses included in cost of sales. Prices for both natural gas and diesel fuel can be volatile, partially due to conflicts around the world, such as the ongoing Russian-Ukraine war and conflicts in the Middle East, and inflation, and therefore, represent an ongoing challenge to our operating results. Despite our efforts to manage these costs and hedge our exposure to changes in fuel prices through our formula pricing, and from time to time, derivatives, a material increase in prices for natural gas and/or diesel fuel over a sustained period of time could materially adversely affect our business, results of operations and financial condition. We also require a significant amount of electricity in operating certain of our facilities, a significant increase in the cost of which could have a material adverse effect on the business and results of operations of the affected facility. Additionally, the availability of natural gas, diesel fuel and electricity can be affected by numerous events such as weather (e.g., hurricanes and periods of considerable heat or cold), pipeline and other logistics interruptions, electric grid outages, cybersecurity incidents, intermittent electricity generation, hostilities, sanctions and supply and demand imbalances.

A significant percentage of our revenue is attributable to a limited number of suppliers and customers.

In fiscal year 2025, the Company’s top ten customers for finished products accounted for approximately 40% of product sales. In addition, the Company’s top ten raw material suppliers accounted for approximately 27% of its raw material supply in the same period. Disruptions or modifications to, or termination of, our relationship with any of our significant suppliers or customers, or financial difficulties experienced by any of our suppliers or customers that lead to curtailment or termination of their operations, could cause our businesses to suffer significant financial losses and could have a material adverse effect on our business, earnings, financial condition and/or cash flows.

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

We conduct foreign operations in Europe, South America, Canada, Asia and Australia. While we expect that our geographical diversity reduces our exposure to risks in any one country or part of the world, it also subjects us to various risks and uncertainties relating to international sales and operations, including:

•imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by the United States or foreign countries, or retaliatory trade protection measures, impacting import costs in the U.S. or foreign countries of poultry, beef and pork products, gelatin and collagen products, fats and oils, biofuels, and/or any of the Company’s other finished products, and related uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, as well as the imposition of operating, import or export licensing requirements;

•issues associated with intellectual property protections for the Company’s products and operations, such as defense of our intellectual property in foreign countries and/or, as the Company expands globally, use of our intellectual property on competing products in certain countries where our intellectual property is not registered;

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

•exchange controls and other limits on our ability to import raw materials, import or export finished products or to repatriate earnings from overseas, such as exchange controls in effect in China, that may limit our ability to repatriate earnings from foreign countries;

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

•compliance with, and enforcement of, a variety of complex U.S. and non-U.S. laws, treaties and regulations, including, without limitation, anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010, anti-corruption laws of the EU Member States, the Brazilian corporate anti-corruption law and similar anti-corruption legislation in many jurisdictions in which we or our joint venture partners operate, as well as economic and trade sanctions enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the European Union (“EU”) institutions, the EU Member States’ authorities, or other governmental entities; and

•distribution costs, disruptions in shipping or reduced availability or increased costs of freight transportation, including, without limitation, due to strikes or port closures which could impact movement of raw materials and finished products.

These risks and uncertainties could jeopardize or limit our ability to transact business in one or more of our international markets or in other developing markets and may have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, from time to time certain of our international operations make contractual prepayments to raw material suppliers in the ordinary course of business, which may subject the Company to financial risk should any such supplier experience financial difficulties (e.g., bankruptcy) or cease operations.

Seasonal factors and weather, including the physical impacts of climate related changes, can impact the availability, quality and volume of raw materials that we process and negatively affect our operations.

There is global concern that carbon dioxide and other GHG in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with any such climate related changes and global, regional and local weather conditions, as well as legal, regulatory and market responses to climate change. Certain jurisdictions in which we operate have either imposed, or are considering imposing, new or increasingly stringent legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation and reduction of GHG and potential carbon pricing programs. These new or increasingly stringent legal or regulatory requirements could result in significantly increased costs of compliance and additional investments in facilities and equipment, and reduced raw material supplies in areas where these requirements limit or eliminate livestock operations. Our risk management process includes assessment of climate related regulatory risks, but we may be unable to predict the scope, nature and timing of any new or increasingly stringent environmental laws and regulations or the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate and consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations.

Furthermore, there is legislation (and additional legislation has been introduced) regulating practices related to the causes and impacts of climate change as well as supply chain control and compliance with human rights. For example, in December 2022 the EU adopted Directive (EU) 2022/2464, also known as the Corporate Sustainability Reporting Directive (“CSRD”), which requires reporting on sustainability-related issues. In addition, in June 2024 the EU adopted Directive (EU) 2024/1760, also known as the Corporate Sustainability Due Diligence Directive (“CSDDD”), which requires risk-based supply chain due diligence and certain activities in the supply chain. In addition, there has been increased state-level legislation in the U.S., like California’s SB 261, which mandates certain companies doing business in California to disclose climate-related financial risks, and SB 253, which requires reporting of corporate greenhouse gas emissions. In both the EU and California the regulations have been delayed pending amendments and legal challenges, which increases the uncertainty around final impacts to the Company. The Company continues to monitor proposed changes to these and other proposed legislative and regulatory requirements related to sustainability issues in state and national jurisdictions. Compliance with CSRD, CSDDD, California’s SB 261 and SB 253, and other proposed or adopted legislative and regulatory requirements related to sustainability issues may require expenditures that could materially adversely affect our business, results of operations and financial condition. There has also been increased focus from our stakeholders, including consumers, customers, suppliers, employees and investors, on our sustainability practices. We expect that stakeholder expectations with respect to sustainability will continue to progress, which may necessitate additional resources to monitor, report on, and adjust our operations.

The quantity of raw materials available to us is impacted by seasonal factors, including holidays, when raw material volumes decline, and cold weather, which can impact the collection of raw materials. Warm weather can also adversely affect the quality of raw materials processed and our yield on production due to more rapid degradation. In addition to seasonal impacts, depending on the location of our facilities and those of our suppliers, our operations could be subject to weather impacts, including the physical impacts of climate changes, changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities and changing temperature levels. Physical damage, flooding, excessive snowfall or drought resulting from changing climate patterns could adversely impact our costs and business operations, the availability and costs of our raw materials, and the supply and demand for our end products. These effects could be material to our results of operations, liquidity or capital resources. The quality and volume of the finished products that we are able to produce could be negatively impacted by unseasonable or severe weather or unexpected declines in the volume of raw materials available during holidays, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, severe weather events may also impact our ability to collect or process raw materials or to transport finished products.

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

In recent years the EU has adopted new mechanisms to allow (and encourage) claims by consumers, including in collective litigation forms. The civil liability risks in Europe in relation to misleading advertising are material and increasing. On December 8, 2024, Directive (EU) 2024/2853, the EU’s revised Product Liability Directive (“PLD”), which must be transposed into national legislation of the EU Member States by December 9, 2026, introduced a number of significant changes that increase liability risks for companies distributing their products to EU consumers. Direct civil enforcement before EU institutions or courts is not available, but EU law requires EU Member States to enhance consumer protection at the national level by requiring every EU Member State to allow consumer representative bodies to take civil claims on behalf of consumers for breaches of certain EU consumer laws.

In certain markets we are highly dependent upon a single operating facility and various events beyond our control could cause an interruption in the operation of our facilities, which could adversely affect our business in those markets.

Our facilities are subject to various federal, state, provincial and local laws, rules and regulations including environmental and other permitting requirements of the countries in which we operate and our facilities are located. Periodically, these permits may be reviewed and subject to amendment or withdrawal. Applications for an extension or renewal of various permits may be subject to challenge by community and environmental groups and others. In the event of a casualty, condemnation, work stoppage, permitting withdrawal or delay, severe weather event, cyber-attack or other unscheduled shutdown involving one of our facilities, in a majority of our markets we would utilize a nearby operating facility to continue to serve our customers in the affected market; however, in certain markets we do not have alternate operating facilities. If any of these events occur in such markets, we may experience an interruption in our ability to service our customers and to procure raw materials, and potentially an impairment of the value of that facility. Any of these circumstances may materially and adversely affect our business and results of operations in those markets. In addition, after an operating facility affected by such an event or unscheduled shutdown is restored, customers who in the interim choose to use alternative disposal services may not return to use our services.

We may incur losses and additional costs as a result of our hedging transactions.

Darling and the DGD Joint Venture have used and may continue to use commodity derivative instruments in the future to hedge their exposures to various types of financial risk. If these instruments are not effective or increase Darling’s or the DGD Joint Venture’s exposure to unexpected events or risks, Darling or the DGD Joint Venture may incur losses. In addition, both Darling or the DGD Joint Venture may be required to incur additional costs in connection with any future regulation of derivative instruments applicable to either or both.

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

As of January 3, 2026, the Company had approximately $2.5 billion of goodwill. We are required to annually test goodwill to determine if impairment has occurred, as well as whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the reporting unit, including goodwill, and the fair value of the reporting unit, including goodwill, in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates and assumptions can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations or regulation, or changes in competition. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill become impaired, there may be a material adverse effect on our results of operations.

Risks Related to Legal and Regulatory Compliance

Our operations are subject to extensive and evolving environmental, health and safety laws and regulations, and we could incur significant costs to comply with these requirements or be subject to sanctions or held liable for damages, including environmental damages.

Our operations subject us to stringent environmental, health and safety requirements in the various jurisdictions where we operate, including those governing air emissions and odor, wastewater discharges, storm water discharges, the management, storage and disposal of materials in connection with our facilities, occupational health and safety, facility registrations, certifications and inspections, Current Good Manufacturing Practices (“cGMP”), product packaging and labeling and our handling of hazardous materials and wastes, such as gasoline and diesel fuel used by our trucking fleet and operations. Failure to comply with these requirements could have significant consequences, including operational restrictions, recalls, penalties, injunctive relief, remediation, claims for personal injury and property and natural resource damages, other claims and negative publicity. Our operations require the control of air emissions and/or odor from various sources. Our operations also require treatment and permitted discharge of storm water and wastewater to publicly owned treatment works and/or the environment via surface waters or land application. We have incurred significant capital and operating expenditures to comply with environmental requirements, including for the upgrade of wastewater treatment facilities, and may continue to incur such costs in the future. Separately, we could also be subject to odor related claims, damages, violations and/or penalties in connection with our operations, including potential class action odor litigation.

We could be responsible for the remediation of environmental contamination and may be subject to associated liabilities and claims for personal injury and property and natural resource damages. We own or operate numerous properties, have been in business for many years and have acquired and disposed of properties and businesses over that time. During that time, we or other owners or operators may have generated or disposed of wastes or stored or handled other materials that are or may be considered hazardous or may have polluted the soil, surface water or groundwater at or around our facilities. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 in the United States (“CERCLA”), also known as the Superfund law, responsibility for the cost of cleanup of a contaminated site can be imposed upon current or former site owners and operators, or upon any party that sent waste to the site, regardless of the lawfulness of the activities that led to the contamination. Similar laws outside the United States impose liability for environmental cleanup, often under the polluter pays theory of liability but also based upon ownership in some circumstances. Such laws may require us to face extensive costs or penalties that would have a material adverse effect on our financial condition and results of operations. For example, we have received notices from the EPA relating to alleged sediment contamination in Newtown Creek in New York and alleged river sediment contamination in the Lower Passaic River area of New Jersey, and are party to a lawsuit filed by Occidental Chemical Corporation in which it seeks contribution for various investigative and cleanup costs it has incurred in connection with the alleged sediment contamination in the Lower Passaic River area of New Jersey. See Item 3. “Legal Proceedings” for additional information about the Lower Passaic River matter.

In addition, future developments, such as more aggressive enforcement policies, new laws or discoveries of currently unknown contamination conditions, may also require expenditures that may have a material adverse effect on our business and financial condition. For example, regulations are emerging regarding per- and polyfluoroalkyl substances (“PFAS”) continue to evolve due to potential health and environmental risks. In the U.S., the EPA has designated perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”) – as “hazardous substances” under CERCLA and adopted the primary drinking water standards for certain PFAS, with which public water systems must comply by 2029. The EPA is also advancing regulations to list certain PFAS as hazardous constituents under the Resource Conservation and Recovery Act (RCRA). EU legislators are taking steps to adopt a comprehensive legislative measure simultaneously restricting a large number of PFAS. In February 2023, the European Chemical Agency (“ECHA”) published a proposal to restrict 10,000+ PFAS under Annex XVII of

Regulation (EC) No. 1907/2006 concerning the registration, evaluation, authorization and restriction of Chemicals (“REACH”). ECHA’s committees for Risk Assessment and Socio-Economic Analysis have been evaluating the proposal based on a sector-based approach to address the specificities of such substances, and a consolidated opinion will be sent to the European Commission, which will make the ultimate decision in consultation with the EU Member States. While Darling does not manufacture or use PFAS, the raw materials we process could contain PFAS as could the influent waters from city supply services and/or production wells. If PFAS is contained in these sources, it could persist in the outputs of our production, including wastewater treatment discharges, wastewater-derived residuals, and/or finished products. New or expanded regulation, enforcement actions, remediation obligations, product impacts or private litigation related to PFAS could result in material costs, operational disruptions or reputational harm.

In addition, increasing efforts to control emissions of GHG may impact our operations although the regulatory landscape is evolving. We operate in certain jurisdictions subject to the Paris Agreement, which mandates reduced GHG emissions in certain participating countries. However, at the federal level in the U.S., there have been certain changes. On February 12, 2026, the EPA repealed the 2009 endangerment finding, which was the legal basis for regulating GHG emissions under the Clean Air Act. The EPA also repealed all federal GHG emission standards for light-, medium-, and heavy-duty vehicles. However, it remains uncertain how these repeals will affect existing and future federal regulation of GHG emissions, and whether the EPA may revise, repeal or retain regulations that were based on the prior finding. While we await certainty on the effect of these repeals, state-level initiatives and the international focus on reporting of and reductions in GHG emissions, as well as investor and stakeholder expectations, may still require us to incur additional capital and operational expenditures to remain in compliance, which could impact our business, results of operations, and financial condition. The EPA has also proposed to eliminate its Greenhouse Gas Reporting Program for most industries, which would remove mandatory facility-level reporting requirements for several of our facilities. However, EPA regulations limiting exhaust emissions have become more restrictive, and the National Highway Traffic Safety Administration and the EPA have adopted regulations that govern fuel efficiency and GHG emissions. Compliance with these and similar regulations could increase the cost of new fleet vehicles and increase our operating expenses. In addition, compliance with future GHG regulations may require expenditures that could materially adversely affect our business, results of operations and financial condition.

We have approximately 15,000 employees world-wide and are subject to a wide range of local, provincial and national laws and regulations governing the health and safety of workers, including, for example, OSHA in the United States. We could be subject to potential fines and civil and, in egregious cases, criminal actions if we are found to be in violation of worker health and safety laws in any of these jurisdictions. Further, as such laws and regulations change, we may sometimes be required to commit to unplanned capital expenditures in order to continue to comply with workplace safety requirements at our facilities. In addition, we operate and maintain an extensive vehicle fleet to transport products to and from customer locations. Our fleets and drivers are subject to federal, state, local and foreign laws and licensing requirements applicable to commercial fleets, their cargo and their hours and methods of operation. Failure to comply with these laws and regulations in any location could materially adversely affect our business, results of operations, financial condition and reputation.

Risks Related to Global Disease Outbreaks or Pandemics

Our business may be negatively impacted by the occurrence of any disease correctly or incorrectly linked to animals.

The emergence of diseases such as swine influenza viruses (collectively known as “Swine Flu”) and highly pathogenic strains of avian influenza (collectively known as “Bird Flu”) and severe acute respiratory syndrome (“SARS”), including SARS-coronavirus 2, that are in or associated with animals and have the potential to also threaten humans has created concern that such diseases could spread and cause a regional or global pandemic. As of the date of this report, various strains of Bird Flu have been and continue to be reported in wild fowl and commercial poultry in Europe, North America, the Middle East and parts of Asia, and rare cases of human infection, including fatalities, have been reported.

In addition, other diseases that are highly contagious within a species, but do not affect other animals and are not transmissible to humans, such as the porcine epidemic diarrhea virus and African Swine Fever (“ASF”), may significantly impact production of the susceptible livestock or animal species in a country or region. ASF is a viral and highly contagious disease of pigs and wild boar, for which no cures or approved vaccines are available in the United States as of the date of this report. In the past few years, ASF has become widespread in multiple Chinese, Vietnamese and Philippine provinces and has been reported in Cambodia, Laos, Myanmar, Timor-Leste, Indonesia, Malaysia, and Thailand in South East Asia and the People's Democratic Republic of Korea, the Republic of Korea, Mongolia, Bhutan and India. In April 2021, the Chinese Ministry of Agriculture and Rural Affairs (“MARA”) issued the “Work plan for Regional Prevention and Control of African Swine Fever and Other Major Animal Diseases (Trial)”, which divided the entire country into five regions (South-Central, Eastern, Northern, South-West, and North-west). Pig movement is restricted and ASF-free zones were created. Only pigs from ASF-free zones, breeding pigs and piglets are allowed to move beyond their respective region. Such restrictions on the movement of pigs from one region to another may affect slaughter numbers within certain regions and thereby reduce volumes of raw material supplied to our locations that, within the same region, process blood and make collagen from pork skins.

Additionally, the perception, real or implied, that blood meal and dried plasma powder may contribute to the spread of ASF, resulted in a temporary ban on the use of porcine plasma in pork feed which negatively affected demand for our products as ingredients in porcine animal feed in China. This ban has now been lifted and porcine plasma is once again allowed to be used in pork feed provided that certain newly established guidelines are met. ASF has also been reported in Eastern Europe since 2007. The disease has been detected in both domestic and feral pigs in several EU (primarily Eastern European) Member States in the past years, and the EU has taken measures to address the spread of ASF. In particular, based on the epidemiological situation of ASF, the areas affected by ASF in relevant EU Member States have been listed as restricted zones I, II and III in Annex I to the Commission Implementing Regulation (EU) 2023/594, as amended. The Implementing Regulation provides special control measures for ASF based on Regulation (EU) 2016/429 (“Animal Health Law”). On July 28, 2021, ASF was confirmed in the Dominican Republic and subsequently in Haiti on September 30, 2021. As a result of the occurrence of ASF in North America, the Animal and Plant Health Inspection Service (“APHIS”), on September 24, 2021, submitted plans to the WOAH for the declaration of a new ASF protection zone in Puerto Rico and the U.S. Virgin Islands. Although ASF has not been detected in Puerto Rico or the U.S. Virgin Islands, establishing such an ASF protection zone will add to existing efforts to prevent ASF from spreading into the United States and protect exports of pork related products. Because Puerto Rico and the U.S. Virgin Islands are territories of the U.S., export markets will close to all live pigs, pork meat and pork by-products produced in the U.S. if ASF finds its way into Puerto Rico or the U.S. Virgin Islands. Fortunately, the WOAH has established procedures for countries to recognize protection zones and limit bans of affected products to the protection zone and allow trade to continue with regions of the country outside of the protection zone. As of the date of this report, ASF has not been reported in the United States, Canada or South America. ASF does not infect humans and is not considered a food safety hazard. In addition, any reports, proven or perceived, that implicate animal feed or feed ingredients, including but not limited to animal by-products, as contributing to the spread of ASF or other contagious diseases could negatively affect demand for our products as ingredients in animal feeds in the affected country or region.

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

Our business may be affected by the impact of animal related disease, such as BSE, and by other food safety or food regulatory issues.

The FDA has put in place restrictions to prevent the spread of BSE, and certain foreign governments have also restricted exports of beef and beef products from the United States following the detection of BSE in the United States in December 2003. The sixth case of BSE was reported in a six-year-old mixed-breed beef cow in August, 2018, which was the second case of BSE since the WOAH characterized the United States’ BSE status as one of “negligible risk” in 2013. The seventh and most recent case of BSE was announced in May 2023 by the U.S. Department of Agriculture (“USDA”). According to the announcement, the animal was tested as part of USDA’s routine surveillance of cattle that are deemed unsuitable for slaughter. As such, this animal never entered slaughter channels and at no time presented a risk to the food supply or to human health in the United States. On May 24, 2022, the WOAH characterized Canada's BSE status as one of “negligible risk”. On December 17, 2021 the Canadian Food Inspection Agency confirmed a case of atypical BSE in an 8.5 year old cow in Alberta. However, the Canadian Food Inspection Agency reported zero cases of BSE in 2023. While these latest cases in the United States and Canada and previous cases were the atypical or sporadic form of BSE, which is not spread via feed and, therefore, did not affect the “negligible BSE risk” status of either country, continued concern about BSE in countries in which we operate now or in the future, may result in additional regulatory and market related challenges that may affect our operations or increase our operating costs.

With respect to human food, pet food and animal feed safety in the United States, the FDA Food Safety Modernization Act (“FSMA”) gives the FDA various authorities and directs the FDA to promulgate new regulations pursuant to the FSMA, as described in the section entitled “Business—Regulations” included in this report.

As a producer of meat-centric food products, our business depends on the continued availability of animal by-products and the acceptance of our products in human food, pet food, animal feed and fuel markets, and we are subject to risks associated with the outbreak of disease in pork, beef livestock, and poultry flocks, including Foot-and-Mouth Disease, Bird Flu, Salmonella and BSE. The outbreak of disease could adversely affect our supply of raw materials, increase the cost of production, and reduce operating margins. Additionally, the outbreak of disease may hinder our ability to market and sell products. We have developed business continuity plans for various disease scenarios, but these plans may not be effective in eliminating the negative effects of any such diseases on our operating results.

We have followed regulations enacted under the FDA Food Safety Modernization Act (“FSMA”), as described in the section entitled “Business—Regulations” included in this report, throughout the rulemaking process and have implemented cGMPs, food safety plans and other procedures at our domestic facilities, which we believe comply with the applicable final rules for preventive controls for human food and animal feed. Similar procedures have been implemented at our foreign facilities for compliance with the Foreign Supplier Verification Programs rule. Such rulemaking and implementation of compliant procedures could, among other things, limit our ability to import necessary raw materials or finished products or require us to amend certain of our other operational policies and procedures. Unforeseen issues and requirements may arise as the FDA implements and enforces these and other final rules or promulgates other new regulations provided for by the FSMA or under new FDA policies put forward under the Trump Administration under the Food, Drug, and Cosmetic Act. For example, the Trump Administration is focused on efforts to remove certain chemicals, including food additives and color additives, from food products, and intends to propose rulemaking to change the regulatory pathway for generally recognized as safe (“GRAS”) substances in food, including by potentially eliminating the possibility for self-affirmation of the safety of such ingredients. In addition, the FDA has promoted and updated databases of information regarding contaminant levels in food, including tolerances, action levels and guidance levels. We may be required to comply with new laws and regulations, including those focused on our products, components of our products or labeling, which may increase costs or otherwise adversely impact our business.

The FDA has also established a Reportable Food Registry (“RFR”) pursuant to the Food and Drug Administration Amendments Act of 2007, and has defined a reportable food, which the manufacturer or distributor would be required to report in the RFR, to include materials used as ingredients in animal feeds and pet foods if there is a reasonable probability that the use of, or exposure to, such materials will cause serious adverse health consequences or death to humans or animals. Finalization of the RFR guidance documents and potential additional requirements relating to the RFR may impose additional requirements on us.

According to the “Compliance Policy Guide Sec. 690.800, Salmonella in Food for Animals,” any finished pet food contaminated with any species of Salmonella will be considered adulterated, and the FDA believes regulatory action is warranted in cases involving such pet foods because of the heightened risk to humans given the high likelihood of direct human contact with pet food. Finished animal feeds intended for pigs, poultry and other farmed animals, however, will be considered to be adulterated only if the feed is contaminated with a species of Salmonella that is considered to be pathogenic for the animal species for which the feed is intended. Any pathogen, such as Salmonella, that is correctly or incorrectly associated with our finished products could have a negative impact on the demand for our finished products and could have a material adverse effect on our business, reputation, results of operations or financial condition.

As a result of our international operations, we could be adversely affected by additional non-U.S. regulations regarding BSE and other food safety issues. For example, an enforceable ban on the feeding of restricted animal material to ruminant animals is in place in Australia as part of a comprehensive national program to prevent the entry and establishment of the BSE agent in Australia and inspections and audits are undertaken to ensure compliance. In addition, in the EU, harmonized rules have been adopted for the prevention, control and eradication of transmissible spongiform encephalopathies (“TSEs”), which includes BSE, in Regulation (EC) No 999/2001, as amended (“TSE Regulation”), and in Regulation (EC) No 1069/2009, as amended (“Animal By-Products Regulation”) and the creation or expansion of other food and feed hygiene regulations. The TSE Regulation establishes a similar “feed ban” which prohibits the use of certain animal proteins, including processed animal protein (“PAP”) and MBM, in feed for ruminants according to which only certain animal proteins considered to be safe (such as fishmeal) can be used, but under very strict conditions. Since 1994, a ban on feeding MBM to ruminants has been in place in the EU and expanded in 2001, with the prohibition of feeding all PAP to all farmed animals, subject to certain limited exceptions. In 2009, the BSE-related feed ban was supplemented with the prohibition of intra-species recycling for all food-producing animals. Other animal-derived products besides PAP, such as collagen derived from non-ruminants and hydrolyzed proteins derived from parts of non-ruminants or ruminant hides and skins, were not included in the feed ban. The feed ban has been lifted for pig and poultry PAP in the feed of aquaculture animals, and insect PAP (a new source of animal protein) in the feed of aquaculture animals. In 2021, the European Commission relaxed the “feed ban” to allow the feeding of non-ruminant farmed animals with insect PAP, reauthorize the feeding of poultry with pig PAP, the feeding of pigs with poultry PAP and allow the use of ruminant derived gelatin in feeds for non-ruminant farmed animals.

Darling Ingredients International may profit from the possible lifting of the ban for pigs and poultry, however, the introduction of changes to the feed ban and further restriction may adversely affect Darling Ingredients International, possibly restricting the allowed use of some of their products. The TSE Regulation applies to the production and placing on the market of live animals and products of animal origin on the EU market. The BSE status of EU Member States, non-EU members of the European Economic Area and other countries or regions (“Third Countries”) is to be determined by classification made by the WOAH into one of three BSE risk categories identified in the Regulation (i.e., negligible risk, controlled risk or undetermined risk), which are informed by risk assessments and surveillance monitoring. According to the Commission Decision of June 29, 2007, as amended, Greece is the only EU Member State classified as having a controlled BSE risk. The other EU Member

States are classified as having a negligible BSE risk. Also, the United Kingdom (with the exception of Northern Ireland), as a former a member of the EU is classified as controlled BSE risk. A change in the BSE status of one or more EU Member States may have a negative impact on Darling Ingredients International. Under EU legislation, imported products from outside the EU must meet the same safety standards as products produced in EU Member States. The TSE Regulation imposes strict import requirements related to TSEs for live animals and animal by-products, which depend on the BSE status of Third Countries.

The Animal By-Products Regulation establishes rules intended to prevent the outbreak of certain diseases such as BSE. A BSE outbreak or other event viewed as hazardous to animal or human health could also lead to the adoption of more stringent rules on the use and disposal of animal by-products, which could require Darling Ingredients International to change its production processes and could have a material adverse effect on our business, results of operations or financial condition.

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

Pandemics, epidemics or disease outbreaks may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern could negatively affect our operations, liquidity, financial condition and results of operations.

The spread of pandemics, epidemics or disease outbreaks may disrupt our third-party business partners’ ability to meet their obligations to us which may negatively affect our operations. These third parties include those who supply our raw materials and other necessary operating materials and logistics and transportation services providers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason. Furthermore, transport restrictions related to quarantines or travel bans could be put in place and global supply may become constrained, each of which may cause the price of certain raw materials used in our products to increase and/or we may experience disruptions to our operations. In addition, any such outbreaks may affect the prices and demand for our finished products.

Workforce limitations and travel restrictions resulting from pandemics, epidemics or disease outbreaks and related government actions may affect many aspects of our business. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations and financial reporting capabilities may be negatively affected. In addition, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our raw material supply and our customers’ demand for our finished products.

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

While we currently have no international, national or multi-plant union contracts, as of January 3, 2026 approximately 14% of Darling’s U.S. employees, 51% of Canadian employees and 66% of Darling Ingredients International’s employees were covered by various collective bargaining agreements. Furthermore, local laws and regulations in certain jurisdictions in which we operate provide for worker groups with prescribed powers and rights with regard to working conditions, wages and similar matters. In jurisdictions where such groups do not exist, labor organizing activities could result in additional employees becoming unionized and higher ongoing labor costs. Darling’s collective bargaining agreements expire at varying times over the next five years. In contrast, Darling Ingredients International’s collective bargaining agreements generally have one to two year terms, while Canadian agreements generally have terms up to three years. Some of our collective bargaining agreements have already expired and are in the process of being renegotiated, but we may not be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. If our workers were to engage in a strike, work stoppage, slowdown or other collective action in the future in any of our locations, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements that could have a direct or indirect adverse effect on our business, results of operation or financial condition.

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

Risks Related to our Indebtedness

Our substantial indebtedness could adversely affect our financial condition.

As of January 3, 2026, our total debt, including trade debt, was approximately $3.9 billion. We also had undrawn commitments available for additional debt under our revolving credit facility of up to approximately $1.3 billion (after giving effect to approximately $601.2 million of revolver borrowing, $0.8 million of outstanding letters of credit and $73.6 million of ancillary facilities). Our substantial indebtedness could have important consequences, including:

•increasing the difficulty of satisfying our contractual and commercial commitments because of our obligations to our financial lenders;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements on commercially reasonable terms or at all;

•diverting a substantial portion of our cash flows from operations to pay principal and interest on our debt instead of for other purposes, thereby reducing the amount of our cash flows from operations available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•increasing our vulnerability to adverse economic, industry and business conditions;

•exposing us to the risk of increased interest rates as certain of our debt has a variable rate of interest and as we refinance our debt that has a fixed rate of interest, which could increase our debt service obligations and negatively impact our net income and cash flows;

•increasing our exposure to changes in foreign exchange rate conversion to functional currency;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•placing us at a competitive disadvantage compared to other, less leveraged competitors; and

•increasing our cost of borrowing.

In addition, the indentures that govern our senior notes and the credit agreement governing our senior secured credit facilities contain covenants that limit our ability to engage in activities that may be in our long-term best interest. These covenants may negatively impact our ability to finance future operations, implement our business strategy, fund our capital needs or engage in other business activities that may be in our interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our funded debt. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “6% Senior Notes due 2030,” “5.25% Senior Notes due 2027” and “4.5% Senior Notes due 2032.”

Despite our existing level of indebtedness, we and our subsidiaries could substantially increase our indebtedness, which could further exacerbate the risks to our financial condition described above.

The indentures that govern our senior notes do not directly restrict our indebtedness. The credit agreement governing the senior secured credit facilities restricts our indebtedness, but these restrictions are subject to significant qualifications and exceptions, and the additional debt that we and our subsidiaries could incur in compliance with these restrictions could be substantial. To the extent that we or our subsidiaries increase our indebtedness, the risks associated with our indebtedness, including our possible inability to service our debt, could intensify. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “6% Senior Notes due 2030,” “5.25% Senior Notes due 2027” and “4.5% Senior Notes due 2032.”

We may not generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our debt obligations, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We might not maintain sufficient cash flows from operating activities to pay the principal, premium, if any, and interest on our debt when due.

If our cash flows and capital resources are insufficient to service our debt obligations and to meet our other cash needs, we could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our debt. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations and our other cash needs. The credit agreement governing our senior secured credit facilities restricts our ability to use the proceeds from the disposition of assets, debt incurrence or sales of equity to repay other debt. We may not be able to consummate any such dispositions or to obtain debt or equity proceeds in amounts sufficient to service our debt obligations, and we may be restricted under the credit agreement from using any such amounts to service other debt obligations.

If we cannot make scheduled payments under any of the agreements governing our debt, we would default under such agreements, which could allow lenders under any credit facilities to terminate their commitments to loan money and could allow the applicable lenders or other debt holders to declare all outstanding principal and interest of such debt to be immediately due and payable, and, in the case of secured debt, to foreclose against the assets securing such debt and apply the proceeds from such foreclosure to repay amounts owed to them. Any of these events would likely in turn trigger cross-acceleration or cross-default provisions in our other debt instruments, which would allow the creditors under those instruments to exercise similar rights. If any of these actions are taken, we could be forced into restructuring, bankruptcy or liquidation.

Our ability to make payments on our debt depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to transfer funds to members of our group liable to make payments on our debt.

We conduct a significant portion of our operations through our subsidiaries, a number of which operate outside the United States. Accordingly, repayment of our debt depends, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us. Unless they are guarantors of the debt, our subsidiaries do not have any obligation to pay amounts due on the debt or to make funds available for that purpose. Under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. For example, our subsidiaries that are organized under the laws of, and operate in, China currently have substantial regulatory restrictions on their ability to make cash available to us. While the credit agreement governing the senior secured credit facilities and potentially, the agreements governing certain of our other debt will limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to make other intercompany payments to us, these limitations are subject to certain significant qualifications and exceptions.

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

We have not paid any dividends on our common stock since January 3, 1989 and we have no current plans to do so. Subject to certain limitations in the credit agreement governing our senior secured credit facilities, our current financing arrangements permit us to pay dividends and distributions. For example, our senior secured credit facilities restrict our ability to make payments of dividends in cash if certain coverage ratios are not met. Even if such coverage ratios are met, any determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, business opportunities, restrictions imposed by any of our financing arrangements, provisions of applicable law and any other factors that our board of directors determines are relevant at that point in time.

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

Shares of our common stock are equity interests and do not constitute debt. As such, the shares of common stock will rank junior to all of our debt, including our trade debt, and to other non-equity claims on us and our assets available to satisfy claims on us, including claims in bankruptcy, liquidation or similar proceedings. Certain of our existing debt restricts, and future indebtedness may restrict, payment of dividends on the common stock.

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

In addition, our rights to participate in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors (except to the extent we may ourselves be a creditor of that subsidiary), including that subsidiary’s trade creditors and our creditors who have obtained or may obtain guarantees from the subsidiaries. As a result, our common stock will be subordinated to our and our subsidiaries’ obligations and liabilities, which currently include borrowings and guarantees. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” - “Senior Secured Credit Facilities,” “6% Senior Notes due 2030,” “5.25% Senior Notes due 2027” and “4.5% Senior Notes due 2032.”

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

General Risks Related to our Company

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

The applicable rules, regulations and guidance promulgated by these and other agencies, which are likely to change over time, affect our operations and may influence our operating results at one or more facilities. Furthermore, the loss of or failure to obtain necessary federal, state, provincial or local permits and registrations at one or more of our facilities could halt or curtail operations at impacted facilities, which could result in impairment charges related to the affected facility and otherwise adversely affect our operating results. In addition, our failure to comply with applicable rules, regulations and guidance, including obtaining or maintaining required operating certificates or permits, could subject us to: (i) administrative penalties and injunctive relief; (ii) civil remedies, including fines, injunctions and product recalls; and/or (iii) adverse publicity. As a result, we may incur material costs and liabilities in connection with these rules, regulations and guidance.

Because of our international operations throughout much of the world, we could be adversely affected by violations of the FCPA and similar anti-bribery laws, as well as laws and regulations governing international transactions (such as the regulations administered by OFAC). Recent years have seen a substantial increase in the global enforcement of anti-corruption laws and economic sanctions laws and regulations. Our operations outside the United States, including in developing countries, could increase the risk of such violations. In addition, we may enter into joint ventures with joint venture partners who are domiciled in areas of the world with anti-bribery laws, regulations and business practices that differ from those in the United States. There is risk that our joint venture partners will violate the FCPA and other anti-bribery and anti-corruption laws and regulations, as well as OFAC and economic sanctions. While our policies mandate compliance with such laws and sanctions, our internal control policies and procedures may not always protect us from violations committed by our employees, joint venture partners or agents. Violations of the FCPA or other anti-bribery laws, or of OFAC or other economic sanctions laws, or allegations of such violations, could result in lengthy investigations and possibly disrupt our business, lead to criminal and/or civil legal proceedings brought by governmental agencies and/or third parties, result in material fines and legal and other costs and have a material adverse effect on our reputation, business, results of operations, cash flows and financial condition.

Given the competitive nature of our industry, we could be adversely affected by violations of various countries’ antitrust, competition and consumer protection laws. These laws generally prohibit companies and individuals from engaging in anticompetitive and unfair business practices, and our internal control policies and procedures may not protect us from violations or reckless or criminal acts committed by our employees, joint venture partners or agents.

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

We may not successfully identify and complete acquisitions or joint ventures on favorable terms or achieve anticipated synergies relating to any acquisitions or joint ventures, and such acquisitions or joint ventures could result in unknown liabilities, unforeseen operating difficulties and expenditures and require significant management resources.

We regularly review potential acquisitions of complementary businesses, services or products and evaluate joint venture opportunities, including the announced and proposed joint venture with Tessenderlo Group NV to combine the Company’s and Tessenderlo Group NV’s respective collagen and gelatin business units. However, we may be unable to identify suitable acquisition candidates or joint venture partners in the future. Even if we identify appropriate acquisition candidates or joint venture partners, we may be unable to complete or finance such acquisitions or joint ventures on favorable terms, if at all. In addition, the process of integrating an acquired business, service or product into our existing business and operations or forming a joint venture may result in unforeseen operating difficulties and expenditures. Integration of an acquired company or formation of a joint venture also may require significant management resources that otherwise would be available for the ongoing development of our business. Moreover, we may not realize the anticipated benefits of any acquisition, joint venture or strategic alliance and such transactions may not generate anticipated financial results. Future acquisitions could also require us to incur indebtedness, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business and/or negatively impact our results of operations. Finally, acquisitions and joint ventures may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the counterparty or uncovered during pre-acquisition due diligence.

Our business may be adversely impacted by fluctuations in foreign currency exchange rates, which could affect our ability to comply with our financial covenants.

We carry out transactions in foreign currencies, primarily the euro, the Canadian dollar, the Chinese renminbi, the Brazilian real, the British pound, the Japanese yen, the Australian dollar and the Polish zloty. To the extent possible, we attempt to match revenues and expenses in each of the currencies in which we operate. However, we will still be exposed to currency fluctuations when we translate the results of our overseas operations into U.S. dollars, our reporting currency, in the preparation of our consolidated financial statements, which may affect our U.S. dollar-denominated results of operations and financial condition even if our underlying operations and financial condition, in local currency terms, remain unchanged. The currency hedging instruments we utilize from time to time to help protect us from adverse fluctuations in currency exchange rates may not successfully protect us from more pronounced swings in such exchange rates. Further, by utilizing these instruments we potentially forego any benefits that result from favorable fluctuations in exchange rates.

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

Any fluctuations in exchange rates or the imposition of exchange controls or currency devaluation may adversely impact our ability to comply with the financial and other covenants under the documents governing our indebtedness, which could affect our ability to incur additional indebtedness, pay dividends, make investments or take other actions that might be in our best interest. Should our international operations continue to expand, they will represent a larger part of our business and such exchange rate fluctuations may have a greater impact on our business, financial condition and results of operations.

Large capital projects can take many years to complete, and market conditions could deteriorate over time, negatively impacting project returns.

We, including the DGD Joint Venture, may engage in capital projects based on the forecasted project economics and level of return on the capital to be employed in the project. Large-scale projects take many years to complete, and market conditions can change from our forecast. As a result, we may be unable to fully realize our expected returns, which could negatively impact our financial condition, results of operations, and cash flows.

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

We depend on information systems throughout our business to collect and process data that is critical to our operations and accurate financial reporting. Among other things, these information systems process incoming customer orders and outgoing supplier orders, manage inventory, and allow us to efficiently collect raw materials and distribute products, process and bill shipments to and collect cash from our customers, respond to customer and supplier inquiries, contribute to our overall internal control processes and compliance with laws and regulations around the world, maintain records of our property, plant and equipment, record and pay amounts due vendors and other creditors and manage our human resource function.

If we were to experience a disruption in our information systems that involve interactions with suppliers and customers, it could result in a loss of raw material supplies, sales and customers and/or increased costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any such disruption could adversely affect our ability to meet our financial reporting obligations. We may also encounter difficulties in developing and implementing new systems or maintaining and upgrading existing systems and software. Such difficulties may lead to significant expenses or losses due to unexpected additional costs required to implement or maintain systems, disruption in business operations, loss of sales or profits, or required reimbursement of third parties for damages, and, as a result, may have a material adverse effect on our results of operations and financial condition. We could also experience impairment of our reputation if any of these events were to occur.

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

Cyber-attacks could be attempted on any of the Company’s external surfaces, such as internet access points or operational technology. Threat actors may gain access to the Company’s protected data, information and/or access credentials to initiate cyber-attacks or to sell or expose Company information using various schemes, including social engineering, phishing and/or artificial intelligence (“AI”), including deepfakes, as well as through data breaches, whether intentional or unintentional, including as a result of malicious insiders, insider errors, third parties who access the Company’s information, data transfers and/or data classification. The Company may face additional cybersecurity risks with respect to operational technologies, including those of acquired entities or assets. Cyber-attacks on operational technology surfaces could be initiated by threat actors or malicious insiders. Pathways for cyber-attacks or incidents on operational technology or in other parts of our networks or systems could also be initiated by a third party, such as a vendor or consultant, intentionally or unintentionally, who uses a compromised device to access our operational technology and transfers the compromise, such as malware or a virus. Cyber-attacks on operational technology could include attacks on various systems such as industrial control systems (ICS) or supervisory control and data acquisition (SCADA) systems for various purposes, such as control of operations, and can spread systemically beyond the point of entry due to the interconnectivity of such systems internally and with the internet. Cyber risks with legacy systems (including legacy systems inherited in acquisitions) could include structural weaknesses or vulnerabilities, and challenges with patches and upgrades necessary to defend against threat actors. Threat actors who penetrate the Company’s information systems may attempt to install malicious code (such as malware or ransomware) to gain control of systems, data, or information for the purpose of extracting a ransom; shutting down operations; initiating an equipment override to cause a fire, hazardous release or explosion; or exposing confidential or proprietary information. Cyber-attacks can also be executed within the various supply chains in which the Company operates, which could impact the availability of raw materials, transport of finished goods, port operations, markets, prices or product demand.

Furthermore, we are subject to complex and evolving laws and regulations regarding cybersecurity, privacy, know-your-customer requirements, data protection, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices or inconsistent with one another. If personal, confidential or proprietary information of customers or employees in our possession is mishandled or misused, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations. For example, the General Data Protection Regulation (“GDPR”) imposes stringent data protection requirements with respect to (among other things):

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

The GDPR also provides for significant penalties for noncompliance, and data protection supervisory authorities have the power under the GDPR to (among other things) impose significant fines for serious breaches and obtain corrective or injunctive relief. Individuals also have a right to compensation as a result of an organization’s breach of the GDPR which has affected them, for financial or non-financial losses (e.g., distress). Additionally, we are subject to the general data protection law in Brazil, which has similar requirements and restrictions as GDPR, as well as potential penalties and other enforcement mechanisms for noncompliance.

Additionally, in the EU, the EU Network and Information Systems Security 2 Directive (“NIS2”) (and the implementing laws within national EU Member States), which apply to the Company, imposes stringent cybersecurity and incident reporting requirements on “essential” and “important” entities. The NIS2 empowers the EU Member States to define all rules regarding penalties applicable to infringements, provided that they are effective, proportionate, and dissuasive, and provides that any maximum fines set by Member States for “essential” entities should be at least 10 million euros or 2% of total worldwide annual revenue, whichever is higher. In addition to monetary fines, other sanctions may include (i) a temporary suspension on providing services in the EU (by suspending relevant authorizations/certifications); (ii) an order to make public certain elements of the infringement and/or inform customers; and (iii) injunctions to immediately cease infringing conduct. Importantly, NIS2 also provides that senior members of staff can be held personally liable, and face administrative fines or be temporarily suspended from exercising managerial functions at the legal representative or chief executive officer level.

We may face difficulty in fully complying with these regulations and any failure to do so could subject us to significant monetary penalties, liabilities, and adverse publicity. In the United States, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), is a far-reaching data privacy regime. In addition to California, several states have passed similar comprehensive data privacy laws, while other states continue to evaluate the enactment of data privacy and cybersecurity laws. California and other states are also expanding their laws to regulate the use of AI, including when AI is used to make decisions about individuals. These state laws and their regulations continue to evolve and be enacted at a rapid pace, which can make compliance difficult and costly. Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to apply to collection, use, dissemination and security of personal information. U.S. policymakers and regulators are also increasingly focused on the safe and trustworthy use of AI, with growing state-level adoption of AI-specific legislation, including in states such as Colorado, Utah and California. These developments may require changes to our business practices and increased compliance costs.

In addition, in August 2024, EU Regulation 2024/1689 on AI (“EU AI Act”) entered into force, with most rules going into effect in August 2026. The EU AI Act governs the development and deployment of AI placed on the EU market, used in the EU, or where the output is used or intended to be used within the EU. The EU AI Act aims to ensure the safe and ethical development of AI technologies, and establishes a risk-based regulatory framework, categorizing the use of AI systems into four levels according to the perceived level of risk. In case of non-compliance, the fine threshold is set at 35 million euros or 7% of total annual worldwide turnover, whichever is higher, and regulators have the power to remove non-compliant products from the EU market. Achieving compliance with the EU AI Act may require significant investments in adapting AI systems to meet regulatory requirements. This could include implementing enhanced data governance, ensuring human oversight, and providing detailed technical documentation, which may increase costs and deployment timelines.

The impact of these cybersecurity, privacy, and AI laws and orders on us and others in our industry is uncertain. We also may be required to expend significant resources to prepare for and comply with the evolving standards. We could be adversely affected if state, federal or international data privacy or cybersecurity laws or regulations are interpreted in a manner that would require changes in our business practices, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

Artificial intelligence could subject the Company to loss through various internal and external risks.

The pace of AI advancements (including generative AI) and its complex and dynamic regulatory environment subjects the Company to a variety of risks. This includes risks to the privacy and security of the Company’s data, such as unauthorized disclosures of data which could be used to the detriment of the Company. Other risks include incorrect AI outputs which risk damage to our business and results of operations due to decisions or actions premised on such incorrect outputs, or damages associated with AI outputs that infringe on a third-party’s intellectual property. Furthermore, use of third-party AI platforms and models creates operational dependencies and potential risks to our business and results of operations in the event of service disruptions. AI also introduces tools that could be used for malicious purposes, such as advanced deceitful communication methods used to harm the Company. AI also subjects the Company to potential competitive disadvantages in its business and missed innovation opportunities.

Our success is dependent on our key personnel.

Our success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on our results of operations and prospects. We believe that our future success will depend in part on our ability to attract, motivate and retain skilled technical, managerial, marketing and sales personnel. Competition for these types of skilled personnel is intense and we may not be successful in attracting, motivating and retaining key personnel. Furthermore, our ability to do so has been and may continue to be impacted by challenges in the labor market, which has experienced and may continue to experience wage inflation, labor shortages, increased employee turnover, changes in availability of labor, including without limitation due to a shift toward remote work. The failure to hire and retain such personnel could materially adversely affect our business, results of operations and financial condition.

We could have a material weakness in our internal control over financial reporting that would require remediation.

Any future failures to maintain the effectiveness of our disclosure controls and procedures, including our internal control over financial reporting, could subject us to a loss of public confidence in our internal control over financial reporting and in the integrity of our financial statements and our public filings with the SEC and other governmental agencies, could harm our operating results or cause us to fail to meet our regulatory reporting obligations in a timely manner, and could require us to take corrective actions and remediations which could include a restatement of our financials.

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

We are a party to various lawsuits, claims and loss contingencies arising in the ordinary course of business, including insured worker’s compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to various matters including labor and employment, employee benefits, occupational safety and health, wage and hour, compliance, sustainability, permitting requirements, environmental matters, including odor, air, wastewater and storm water discharges from the Company’s processing facilities and other federal, state and local issues, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters. The outcome of litigation, particularly class action lawsuits, and regulatory proceedings is difficult to assess or quantify and could include injunctive or other such relief which impacts our ability to operate. Plaintiffs (including governmental agencies) in these types of lawsuits and proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits or proceedings may remain unknown for substantial periods of time. The costs of responding to or defending future litigation or regulatory proceedings may be significant and any future litigation or regulatory proceedings may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation or regulatory proceedings that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation or regulatory proceedings may have a material adverse effect on our business, results of operations and financial condition. For more information related to our litigation and regulatory proceedings, see Item 3. “Legal Proceedings.”

Our European pension funds may require minimum funding contributions.

In the UK and the EU, pension funds are generally subject to the Institution for Occupational Retirement Provision Directive (Directive 2003/41/EC) (the “IORP Directive”) as implemented in the relevant EU Member States and under corresponding UK pension regulatory regimes. The IORP Directive provides for certain general solvency requirements but allows EU Member States discretion to impose specific national requirements. As a result, the solvency of EU pension funds is mostly regulated on a national level. On December 23, 2016, the new IORP Directive (“IORP Directive II”) was published on the Official Journal of the European Union and entered into force on January 12, 2017. Though IORP Directive II did not make substantive changes to the solvency requirements under the original IORP Directive, it did implement enhanced governance and risk management standards, requirements relating to cross-border activity and cross-border transfers and disclosure obligations owed to participating employees, among others. EU Member States were required to implement IORP Directive II into national legislation by January 13, 2019, although implementation and enforcement of IORP Directive II continue to vary across EU Member States. We could be adversely affected if EU Member States interpret or implement IORP Directive II in ways that negatively affect our business, financial condition and results of operations. It is also possible that some EU Member States will impose stricter requirements than currently provided for under IORP Directive II, which may require us to expend significant resources to prepare for and comply with differing standards. We could be adversely affected if these stricter or differing standards require changes in our business practices.

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

We maintain property, business interruption and casualty insurance but such insurance may not cover all of the risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. Additionally, our worker’s compensation, auto and general liability policies contain significant deductibles or self-insured retentions. We develop bi-yearly and record quarterly an estimate of our projected insurance-related liabilities. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions. Any actuarial projection of losses is subject to a degree of variability. If the number or severity of claims for which we are self-insured increases, we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, or we are unsuccessful obtaining insurance recoveries due to legal challenges by insurance carriers in relation to covered matters (such as business interruption) our financial condition and results of operations may be materially adversely affected. In addition, in the future, the types of insurance we obtain and the level of coverage we maintain may be inadequate or we may be unable to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost. Any such inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our business, financial condition and results of operations. If an insurance carrier were to experience financial distress, insolvency or other circumstances that impair their ability to pay claims, we could be required to bear losses that would otherwise be covered under our insurance policies, which could have a material adverse effect on our financial condition and results of operations.

We may divest certain of our brands or businesses from time to time, which could adversely affect us.

We evaluate our business regularly and, from time to time, we may decide to divest ourselves of brands or businesses that do not meet our strategic objectives or do not meet our growth or profitability targets. Nonetheless, we may not be able to divest of a brand or business on favorable terms or without significant costs or that we will be able to achieve the anticipated benefits or cost savings from the divestitures. Any such divestitures may adversely affect our results of operations if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested brands or businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability. We also may determine that it is necessary to divest a brand or business but not find a market for such sale, which could result in the Company being forced to continue operation of the brand or business despite minimal or negative returns or to close the brand or business resulting in various fees and expenses and potential impairment charges.

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, security systems, suppliers and customers, which could materially and adversely affect our net sales, costs and expenses and financial condition.

Terrorist attacks and other acts of war have contributed to economic instability in the United States and in certain other countries, and further acts of terrorism, bioterrorism, cyberterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this report. The potential for future terrorist attacks, responses to terrorist attacks and other acts of war or hostility, including the ongoing conflicts in the Middle East, Africa, North Korea and Ukraine, may cause economic and political uncertainties and cause our business to suffer in ways that cannot currently be predicted. Events such as those referred to above could cause or contribute to a general decline in investment valuations. In addition, terrorist attacks, particularly acts of bioterrorism, that directly impact our facilities or those of our suppliers or customers could have an impact on our sales, supply chain, production capability and costs and our ability to deliver our finished products.

We may be unable to protect our intellectual property rights.

We maintain valuable patents, trademarks, service marks, copyrights, trade names, trade secrets, proprietary technologies and similar intellectual property, and consider our intellectual property to be of material value. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any trademarks or issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights under these trademarks or patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market position in such countries by utilizing our trademarks and/or technologies that are similar to those developed or licensed by us. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively protect our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue. Any litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources and may not be successful.

Our products, processes, methods, and equipment may infringe upon the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We have in the past and may in the future be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by us or our customers. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages and cease making or selling certain products or cease using certain trademarks with resultant losses in the brand equities and goodwill associated with such trademarks. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products or utilizing our recognized trademarks and branding for our products and thereby materially adversely affect our business, results of operations and financial condition.

The healthcare reform legislation in the United States and its implementing regulations could impact the healthcare benefits we are required to provide our employees in the United States and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), was signed into law in the United States. This healthcare reform legislation and its applicable implementing regulations contain provisions that could materially impact our healthcare costs, including the contributions we are required to make to our benefit plans. In particular, the requirement that we either offer our full-time employees healthcare coverage that satisfies the ACA’s affordability and minimum value standards or potentially be subject to a penalty became effective in calendar year 2015. In addition, beginning in 2016, we had to file information returns with the IRS regarding the health insurance coverage offered to our full-time employees in the prior calendar year and furnish to employees a statement that includes the same information provided to the IRS. Although we are no longer required to furnish to employees these statements (except at their request), we are still required to file the required returns with the IRS. While we have timely filed such returns and provided our employees with the required statements to date, failure to do so in the future could expose us to reporting penalties under applicable sections of the Internal Revenue Code. These provisions could reduce our net income and adversely affect our cash flows.

Since its enactment, the ACA has been subject to numerous legislative, regulatory and judicial changes. Although Congress has not repealed the ACA in its entirety, various provisions have been modified, delayed or repealed, including elimination of the federal individual mandate penalty and changes to employer- and insurer-related taxes, and premium subsidy levels have been expanded and extended through 2025. In addition, the ACA has been and continues to be subject to significant judicial challenges, including ongoing litigation regarding the requirement to provide certain preventive services without cost sharing. Future legislative, regulatory or judicial actions could further modify or invalidate portions of the ACA, which could affect the cost, structure or availability of health coverage and have an adverse effect on our business, financial condition and results of operations.

There is also uncertainty regarding any future healthcare reform that the administration or Congress may propose, if any, including whether any proposals will encompass or potentially alter the full-time employee healthcare coverage requirements and reporting obligations imposed on large employers like us. Any changes may likely take time to unfold, and we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on us. We cannot assure that healthcare coverage laws, as currently enacted or as repealed or amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

We have established, and expect to continue to establish, goals, targets, and other objectives related to climate, sustainability and other such matters, including, without limitation, reduction of our GHG emissions. Such statements reflect our current plans at the time they are made, and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives could expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective is and will be subject to numerous factors and conditions, including, without limitation, available technology, costs and impacts, new or unforeseen climate events, operational challenges with GHG reduction work and changes in governmental incentives related to GHG reductions. Many of these factors and conditions are outside of our control, such as evolving regulatory or quasi-regulatory sustainability standards, differing requirements and the pace of changes in technology, and other factors that are not yet known. In addition, the methodologies and standards for collecting, calculating and estimating GHG emissions, reductions and avoidance are continuing to be developed and adapted, which could later necessitate changes or revisions to our goals, targets or objectives. Changes to our goals, targets or objectives may also be required due to other factors, such as the Company’s performance, cash flows, operational needs and objectives, or market factors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company takes an active, multi-faceted approach to cybersecurity, including adversarial engagement, under an “assume breach” philosophy premised on the continuous and ever-evolving nature of cyber threats and threat actors. The Company utilizes a cross-functional working group comprised of a Cybersecurity Department, which is responsible for overseeing cybersecurity for the Company’s information systems; and plant operational technology (OT) personnel who are responsible for the security of plant OT. This group works in a cross-functional context due to the interconnectivity of these systems, as well as to collaborate about cybersecurity matters. The Company’s Cybersecurity Department is headed by the Director of Global Cybersecurity, who reports to the Company’s Chief Information Officer, and includes personnel located around the world who have cybersecurity training and skills in engineering, architecture, surveillance, analytics and administration. The Cybersecurity Department is responsible for setting the Company’s cybersecurity policies, standards and benchmarks for its information systems, penetration testing and overseeing repairs of technical elements that fail testing. The Cybersecurity Department also conducts threat hunting within the Company’s information systems and responds to threats. The Cybersecurity Department has implemented AI tools to monitor Company information systems to identify potential cybersecurity threats. The Cybersecurity Department also engages certain third-party specialists to periodically review the Company’s information systems and cybersecurity defenses, as well as to provide education about current and emerging threats, techniques and countermeasures. The Cybersecurity Department has also conducted cyber-attack simulation exercises with Company executive management and other leadership personnel for cyber-attack readiness. The Company’s Director of Global Cybersecurity and Chief Information Officer also collaborate with our joint venture partner concerning cybersecurity matters for the DGD Joint Venture.

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

The Company’s Chief Financial Officer oversees a corporate risk analysis that organizes the Company’s enterprise risks, including cybersecurity, into categories to assess the potential likelihood and impact of each, and to review quarterly with the board of directors.

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

The Cybersecurity Department outsources several cybersecurity defense measures to utilize the know-how and tools, including AI, of industry leading companies. The Cybersecurity Department also proactively consults with specialists in a variety of cybersecurity disciplines to review the Company’s information systems for cyber risks and to provide advice for remediating areas of concern, as well as for implementing preventative measures to improve the Company’s defenses.

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

ITEM 2. PROPERTIES

As of January 3, 2026, the Company’s corporate headquarters is located at 5601 N MacArthur Boulevard, Irving, Texas, 75038.

As of January 3, 2026, the Company operates a global network of over 260 locations, including 186 production facilities, across five continents. All of the processing facilities are owned except for 10 leased facilities and the Company owns and leases a network of transfer stations. The following is a listing of a majority of the Company’s operating plants as of January 3, 2026 by operating segment with a description of the plant’s principal process.

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

* Leased

Rent expense for our leased properties was $20.3 million in the aggregate in fiscal 2025. We believe our current properties are suitable and adequate for their intended purpose.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various lawsuits, claims and loss contingencies arising in the ordinary course of its business, including insured worker’s compensation, auto, and general liability claims, assertions by certain regulatory and governmental agencies related to various matters including labor and employment, employee benefits, occupational safety and health, wage and hour, compliance, sustainability, permitting requirements, environmental matters, including air, wastewater and storm water discharges from the Company’s processing facilities and other federal, state and local issues, litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters.

The Company’s workers compensation, auto and general liability policies contain significant deductibles or self-insured retentions.  The Company estimates and accrues its expected ultimate claim costs related to accidents occurring during each fiscal year under these insurance policies and carries this accrual as a reserve until these claims are paid by the Company.

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental and litigation. At January 3, 2026 and December 28, 2024, the reserves for insurance, regulatory, governmental, environmental and litigation reflected on the balance sheet in accrued expenses and other noncurrent liabilities was approximately $86.0 million and $97.1 million, respectively. The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $27.1 million and $39.0 million as of January 3, 2026 and December 28, 2024, respectively, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the pending lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

Holders

The Company has been notified by its stock transfer agent that as of February 26, 2026, there were 67 holders of record of the common stock.

Dividend Policy

The Company has not paid any dividends on its common stock since January 3, 1989 and does not expect to pay cash dividends in 2026.  The agreements underlying the Company’s senior secured credit facilities and certain of the Company’s senior notes permit the Company to pay cash dividends on its common stock within limitations defined in such agreements.  Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any existing or future financing arrangements, and any other factors that the board of directors determines are relevant.

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed on June 21, 2024 up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions and extended to August 13, 2026. Under this program, we repurchased 1,042,253 shares for approximately $34.7 million including commissions in fiscal 2025. As of the date of this report, the Company had approximately $460.3 million remaining under the share repurchase program.

The Company did not purchase any equity securities under the share repurchase program during the fourth quarter of fiscal 2025.

Separate from this share repurchase program, a total of 339,411 shares were withheld from equity award recipients to cover payroll taxes on the vesting of shares of restricted stock, restricted stock units, exercised options and the strike price on exercised options during fiscal 2025 pursuant to the terms of our 2017 Omnibus Incentive Plan and 2012 Omnibus Incentive Plan, as amended.

Common Stock Performance Graph

Set forth below is a line graph comparing the change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Russell 2000 Index and the Dow Jones US Waste and Disposal Service Index for the period from January 2, 2021 to January 3, 2026, assuming the investment of $100 on January 2, 2021 and the reinvestment of dividends.

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

Fiscal Year 2025 Overview

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

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in the DGD Joint Venture with Valero to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable fuels/products, such as renewable diesel and SAF as described in Note 1 and Note 2 to the Company’s Consolidated Financial Statements for the period ended January 3, 2026 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.
Corporate Activities principally includes unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies, including tariff policies, and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflicts in Ukraine and the Middle East and their impacts on volatility in energy and other commodity prices, inflation, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Energy Policies of U.S. and Foreign Governments

Prices for our finished products, including those of DGD, may be impacted by government policies around the world relating to renewable fuels and GHG. Programs like the U.S. National RFS and LCFS (such as those in place in the state of California) and tax credits for biofuels and mandates for biofuel use both in the United States and abroad, such as IR Acts’s 45Z and European Union’s renewable energy directive (RED III), are subject to revision and change which may impact the demand for and/or price of our finished products. Legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing, amending, modifying, or suspending of any of these programs could have a negative impact on our business and results of operations. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

Risks Associated with Tariffs

We expect tariffs on products imported into the U.S. from Brazil, Canada, China, the European Union and Mexico, and other countries upon which tariffs may be imposed, to continue to be met with retaliatory tariffs from those countries, both of which (U.S. and foreign tariffs) could impact our consolidated results of operations as we export certain of our finished products to and from the U.S. While to date these tariffs have not had a material impact on our results of operations, the extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the U.S. and affected countries, retaliation imposed by other countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of lower cost inputs to our customers. In addition, on February 20, 2026, the Supreme Court of the United States declared some of the existing U.S. tariffs imposed on certain countries unlawful. It remains uncertain how this decision will affect the existing tariffs or whether additional tariffs will be imposed under other laws. Meanwhile, it is also unclear at this point in time as to whether a recovery of previously paid tariffs will be possible; however, if a recovery is possible, the Company and the Company’s DGD Joint Venture may have opportunities for meaningful recoveries. We will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations and actions we can take to minimize their impact.

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

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

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

    The Company’s Food Ingredients segment collagen and natural casings products are influenced by other competing ingredients including plant-based and synthetic hydrocolloids and artificial casings, as well as ag-based alternative ingredients. In the collagen operation, the cost of the Company’s animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment collagen and casings is generally 30 to 60 days, which is substantially longer than the Company’s Feed Ingredients segment animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

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

Results of Operations

Fiscal Year Ended January 3, 2026 Compared to Fiscal Year Ended December 28, 2024

Fiscal 2025 includes an additional week of operations which occurs every five to six years. In Fiscal 2025 the additional week occurred in the fourth quarter and increased total net sales and operating income by approximately $122.1 million and $9.8 million, respectively.

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During fiscal year 2025, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for fiscal year 2025, compared to average Jacobsen and Reuters prices for fiscal year 2024 are as follows:

	Avg. Price Fiscal Year 2025	Avg. Price Fiscal Year 2024	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 288.42/ton	$ 302.89/ton	$ (14.47)/ton	(4.8)%
Feed Grade PM (Mid-South)	$ 307.88/ton	$ 369.41/ton	$ (61.53)/ton	(16.7)%
Pet Food PM (Mid-South)	$ 499.55/ton	$ 680.78/ton	$ (181.23)/ton	(26.6)%
FM (Mid-South)	$ 338.92/ton	$ 452.40/ton	$ (113.48)/ton	(25.1)%
BFT (Chicago)	$ 55.81/cwt	$ 46.12/cwt	$ 9.69/cwt	21.0%
YG (Illinois)	$ 36.18/cwt	$ 34.89/cwt	$ 1.29/cwt	3.7%
Corn (Illinois)	$ 4.42/bushel	$ 4.28/bushel	$ 0.14/bushel	3.3%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,348.00/MT	$ 1,118.00/MT	$ 230.00/MT	20.6%
Soy meal (CIF Rotterdam)	$ 365.00/MT	$ 434.00/MT	$ (69.00)/MT	(15.9)%

The following table shows the average Jacobsen and Reuters prices for the fourth quarter of fiscal year 2025, compared to the average Jacobsen and Reuters prices for the third quarter of fiscal year 2025.

	Avg. Price 4th Quarter 2025	Avg. Price 3rd Quarter 2025	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 309.39/ton	$ 298.01/ton	$ 11.38/ton	3.8%
Feed Grade PM (Mid-South)	$ 325.13/ton	$ 303.49/ton	$ 21.64/ton	7.1%
Pet Food PM (Mid-South)	$ 490.01/ton	$ 485.11/ton	$ 4.90/ton	1.0%
FM (Mid-South)	$ 341.92/ton	$ 313.04/ton	$ 28.88/ton	9.2%
BFT (Chicago)	$ 51.76/cwt	$ 63.00/cwt	$ (11.24)/cwt	(17.8)%
YG (Illinois)	$ 34.05/cwt	$ 39.91/cwt	$ (5.86)/cwt	(14.7)%
Corn (Illinois)	$ 4.30/bushel	$ 4.08/bushel	$ 0.22/bushel	5.4%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,293.00/MT	$ 1,315.00/MT	$ (22.00/MT	(1.7)%
Soy meal (CIF Rotterdam)	$ 381.00/MT	$ 344.00/MT	$ (37.00)/MT	10.8%

Segment Results

Segment operating income for the fiscal year ended January 3, 2026 was $273.4 million, which reflects a decrease of $(194.8) million or (41.6)% as compared to the fiscal year ended December 28, 2024.

In thousands, except for percentages	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended January 3, 2026
Total net sales	$3,990,088	$1,545,030	$600,759	$—	$6,135,877
Cost of sales and operating expenses (1)	3,066,243	1,116,978	479,198	—	4,662,419
Gross Margin	923,845	428,052	121,561	—	1,473,458

Gross Margin %	23.2%	27.7%	20.2%	—%	24.0%

Loss/(gain) on sale of assets	879	(685)	(534)	—	(340)
Selling, general and administrative expenses (2)	309,112	133,809	33,615	74,622	551,158
Restructuring and asset impairment charges	32,120	25,840	—	—	57,960
Depreciation and amortization	348,502	117,298	36,355	6,349	508,504
Acquisition and integration costs	—	—	—	15,942	15,942
Change in fair value of contingent consideration	18,024	—	—	—	18,024
Equity in net loss of Diamond Green Diesel	—	—	(48,770)	—	(48,770)
Segment operating income/ (loss)	215,208	151,790	3,355	(96,913)	273,440

Equity in net income of other unconsolidated subsidiaries	12,759	—	—	—	12,759
Segment income/(loss)	227,967	151,790	3,355	(96,913)	286,199

In thousands, except for percentages	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2024
Total net sales	$3,675,609	$1,489,101	$550,465	$—	$5,715,175
Cost of sales and operating expenses (1)	2,886,125	1,115,348	435,864	—	4,437,337
Gross Margin	789,484	373,753	114,601	—	1,277,838

Gross Margin %	21.5%	25.1%	20.8%	—%	22.4%

Gain on sale of assets	(669)	(1,758)	(1,730)	—	(4,157)
Selling, general and administrative expenses (2)	279,095	119,604	32,370	61,036	492,105
Restructuring and asset impairment charges	3,671	2,123	—	—	5,794
Depreciation and amortization	350,141	109,102	35,876	8,706	503,825
Acquisition and integration costs	—	—	—	7,842	7,842
Change in fair value of contingent consideration	(46,706)	—	—	—	(46,706)
Equity in net income of Diamond Green Diesel	—	—	149,082	—	149,082
Segment operating income/(loss)	203,952	144,682	197,167	(77,584)	468,217

Equity in net income of other unconsolidated subsidiaries	11,994	—	—	—	11,994
Segment income/(loss)	215,946	144,682	197,167	(77,584)	480,211

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

Feed Ingredients Segment

Raw material volume. In fiscal year 2025, the raw material processed by the Company’s Feed Ingredients segment totaled 12.68 million metric tons. Compared to fiscal year 2024, overall raw material volume processed in the Feed Ingredients segment increased approximately 1.7%.

Sales. The increase in total net sales for the Feed Ingredients segment was $314.5 million for the fiscal year ended January 3, 2026, as compared to the fiscal year ended December 28, 2024.

The increase in total net sales for the Feed Ingredients segment was primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales year ended December 28, 2024	$1,303.8	$1,484.6	$293.6	$3,082.0	$351.3	$190.5	$51.8	$3,675.6
Increase/(decrease) in sales volumes	40.0	44.9	—	84.9	6.8	(9.5)	—	82.2
Increase/(decrease) in finished product prices	239.5	(135.5)	—	104.0	88.1	14.4	—	206.5
Increase/(decrease) due to currency exchange rates	12.8	15.4	8.6	36.8	(0.7)	—	—	36.1
Other change	—	—	(6.5)	(6.5)	—	—	(3.8)	(10.3)
Total change	292.3	(75.2)	2.1	219.2	94.2	4.9	(3.8)	314.5
Total net sales year ended January 3, 2026	$1,596.1	$1,409.4	$295.7	$3,301.2	$445.5	$195.4	$48.0	$3,990.1

Margins. In the Feed Ingredients segment for fiscal year 2025, the gross margin percentage was 23.2% as compared to 21.5% for fiscal year 2024. The increase in margin was primarily due to higher overall finished product prices as compared to fiscal 2024.

Segment operating income. The Company’s Feed Ingredients segment operating income for fiscal year 2025 was $215.2 million, an increase of $11.2 million or 5.5% as compared to fiscal year 2024. The increase was primarily due to higher finished good fat prices, higher sales volumes and operational improvements that more than offset an increase in selling, general and administrative expenses, an increase in restructuring and impairment charges primarily related to the strategic realignment of our Enviroflight operations of approximately $29.2 million and an increase in contingent consideration as compared to fiscal year 2024.

Food Ingredients Segment

Raw material volume. In fiscal year 2025, the raw material processed by the Company’s Food Ingredients segment totaled 1.32 million metric tons. Compared to fiscal year 2024, overall raw material volume processed in the Food Ingredients segment increased approximately 7.0%.

Sales. Total net sales increased in the Food Ingredients segment primarily due to higher finished product sales volumes.

Margins. In the Food Ingredients segment for fiscal year 2025, the gross margin percentage increased to 27.7% as compared to 25.1% for fiscal year 2024. The increase in margin was primarily due to the impact of an out of period inventory expense adjustment of approximately $25.1 million to the prior year’s cost of sales and operating expenses.

Segment operating income. The Company’s Food Ingredients segment operating income was $151.8 million for fiscal year 2025, an increase of $7.1 million or 4.9% as compared to fiscal year 2024. The increase in operating income was primarily due to increased sales volumes and the impact of the out of period inventory expense adjustment to prior year’s cost of sales and operating expenses that more than offset the increase in restructuring and impairment charges primarily related to our natural casings business of approximately $25.6 million.

Fuel Ingredients Segment

Raw material volume. In fiscal year 2025, the raw material processed by the Company’s Fuel Ingredients segment, excluding the DGD Joint Venture, totaled 1.45 million metric tons. Compared to fiscal year 2024, overall raw material volume processed in the Fuel Ingredients segment decreased approximately (3.3)%.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher finished product prices and sales volumes.

Margins. In the Fuel Ingredients segment (exclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2025, the gross margin percentage decreased slightly to 20.2% as compared to 20.8% for fiscal year 2024.

Segment operating income. The Company’s Fuel Ingredients segment operating income (inclusive of the equity contribution from the DGD Joint Venture) for fiscal year 2025 was $3.4 million, a decrease of $(193.8) million or (98.3)% as compared to fiscal year 2024. The decrease in earnings is due to a combination of factors. Most importantly, the renewable fuel industry experienced a significant change in the regulatory environment including issues related to the change from the blenders tax credit (BTC) to the producers tax credit (PTC) in the United States and tariffs on imported feedstocks, leading to a reduction in incentives and a decrease in margins. In addition, the DGD Joint Venture had lower sales volumes due to three catalyst turnarounds in both of its plants, and a decision to idle its smallest unit due to commercial reasons. In St. Charles, both units experienced turnarounds in the first quarter of fiscal 2025 and the business decided to keep the smaller unit (DGD1) idle following the turnaround due to a low-margin environment. Meanwhile, the unit at Port Arthur underwent a catalyst turnaround in the third quarter of fiscal 2025. Finally, the market mechanisms designed to counterbalance these challenges, including RINs, created through the RFS and state LCFS programs have been slow to react and were unable to offset the decrease in value due to the change from the BTC to the PTC.

Foreign Currency

During fiscal year 2025, the euro strengthened and the Brazilian real and the Canadian dollar weakened against the U.S. dollar as compared to fiscal year 2024. Using actual results for fiscal year 2025 with the average foreign currency rates for fiscal year 2024 would result in a decrease in operating income of approximately $20.4 million for fiscal year 2025. The average rates used in this calculation were the average rates for fiscal year 2025 of €1.00:$1.13, R$1.00:$0.18 and C$1.00:$0.72 as compared to the average rates for fiscal year 2024 of €1.00:$1.08, R$1.00:$0.19 and C$1.00:$0.73, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $74.6 million during fiscal year 2025, a $13.6 million increase from $61.0 million during fiscal year 2024. The increase is primarily due to an increase in the Company’s incentive based compensation and other payroll related benefits as compared to fiscal year 2024.

Depreciation and Amortization.  Depreciation and amortization charges were approximately $6.3 million for fiscal year 2025 as compared to $8.7 million for fiscal year 2024. The decrease was due to certain assets becoming fully depreciated.

Acquisition and Integration Costs. Acquisition and integration costs were approximately $15.9 million during fiscal year 2025 as compared to $7.8 million during fiscal year 2024. These costs primarily related to the announced joint venture between the Company and the Tessenderlo Group NV for fiscal year 2025 as compared to costs related to the Gelnex acquisition, the Miropasz Group acquisition and other acquisitions for fiscal year 2024.

Interest Expense. Interest expense was $222.3 million for fiscal year 2025, compared to $253.9 million for fiscal year 2024, a decrease of approximately $31.6 million. The decrease in interest expense is primarily due to less interest on term loan A facilities due to lower interest paid on term loan debt as a result of the reduction of the term loan balances outstanding which slightly lowered our average debt outstanding during fiscal year 2025 as compared to fiscal year 2024.

Foreign Currency Loss.  Foreign currency losses were $(0.4) million during fiscal year 2025, as compared to losses of approximately $(1.2) million for fiscal year 2024. The change in foreign currency losses was due primarily to a decrease in losses on the revaluation of non-functional currency assets and liabilities as compared to fiscal year 2024.

Other Income, net. Other income was $0.5 million for fiscal year 2025, compared to other income of $22.3 million in fiscal year 2024.  The decrease in other income was primarily due to a decrease in casualty insurance gains and the impact of current year settlement losses from the termination of two of the Company’s domestic defined benefit pension plans that was partially offset by a gain from the sale of a portion of a minor international subsidiary as compared to fiscal year 2024.

Equity in Net Income of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from its foreign unconsolidated subsidiaries.

Income Taxes. The Company recorded an income tax benefit of $9.4 million for fiscal year 2025, compared to $38.3 million of income tax benefit recorded in fiscal year 2024, a decrease of $28.9 million, which was primarily due to a decrease in the benefit from biofuel tax incentives. The effective tax rate for fiscal year 2025 was (15.3)%. The effective tax rate for fiscal year 2025 differs from the statutory rate of 21% due primarily to biofuel tax incentives, losses that provided no tax benefit, change in tax law and recording a tax benefit in respect to a deductible outside basis difference that will reverse in the foreseeable future. The effective tax rate for fiscal year 2024 was (15.5)%. The effective tax rate for fiscal year 2024 differs from the statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates, state income taxes, nontaxable change in FASA contingent consideration and losses that provided no tax benefit.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income/(loss), as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company’s operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring and asset impairment charges, acquisition and integration costs, change in fair value of contingent consideration, foreign currency loss/(gain), net income/(loss) attributable to non-controlling interests, interest expense, income tax provision, other income/(expense), loss on early retirement of debt and equity in net (income)/loss of unconsolidated subsidiaries. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes, non-cash and certain other items that may vary for different companies for reasons unrelated to overall operating performance and also believes this information is useful to investors.

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes that were outstanding at January 3, 2026. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes, as those definitions permit further adjustments to reflect certain other nonrecurring costs, non-cash charges and cash dividends from the DGD Joint Venture. Additionally, the Company evaluates the impact of foreign exchange on operating cash flow, which is defined as segment operating income (loss) plus depreciation and amortization.

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
Fiscal Year 2025 as Compared to Fiscal Year 2024

	Fiscal Year Ended
(dollars in thousands)	January 3, 2026	December 28, 2024
Net income attributable to Darling	$62,804	$278,880
Depreciation and amortization	508,504	503,825
Interest expense	222,279	253,858
Income tax benefit	(9,359)	(38,337)
Restructuring and asset impairment charges	57,960	5,794
Acquisition and integration costs	15,942	7,842
Change in fair value of contingent consideration	18,024	(46,706)
Foreign currency losses	384	1,154
Other income, net	(468)	(22,309)
Debt extinguishment costs	2,978	—
Equity in net (income)/loss of Diamond Green Diesel	48,770	(149,082)
Equity in net income of other unconsolidated subsidiaries	(12,759)	(11,994)
Net income attributable to noncontrolling interests	7,581	6,965
Adjusted EBITDA (Non-GAAP)	$922,640	$789,890

Foreign currency exchange impact (1)	(20,420)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$902,220	$789,890

DGD Adjusted EBITDA (Darling's Share) (Non-GAAP)	$103,716	$289,945

Combined Adjusted EBITDA (Non-GAAP)	$1,026,356	$1,079,835

(1) The average rates used in this calculation were the average rates for the fiscal year ended January 3, 2026 of €1.00:$1.13, R$1.00:$0.18 and C$1.00:$0.72 as compared to the average rates for the fiscal year ended December 28, 2024 of €1.00:USD$1.08, R$1.00:$0.19 and C$1.00:$0.73, respectively.

The discussion and analysis of our financial condition and results of operations for the year ended December 28, 2024 compared to the year ended December 30, 2023 are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results in our 2024 Form 10-K and is incorporated herein by reference.

FINANCING, LIQUIDITY, AND CAPITAL RESOURCES

Indebtedness

Certain Debt Outstanding at January 3, 2026. On January 3, 2026, debt outstanding under the Amended Credit Agreement, the Company’s 6% notes, the Company’s 5.25% Notes and the Company’s 4.5% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premiums	(4,725)
Carrying value of 6% Notes due 2030	$995,275

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(1,345)
Carrying value of 5.25% Notes due 2027	$498,655

4.5 % Notes due 2032 - Denominated in euros	$881,250
Less unamortized deferred loan costs	(9,781)
Carrying value of 4.5% Notes due 2032	$871,469

Amended Credit Agreement:
Term A facility	895,500
Less unamortized deferred loan costs	(3,846)
Carrying value of Term A facility	$891,654

Revolving Credit Facility:
Maximum availability	$2,000,000
Ancillary facilities	73,592
Borrowings outstanding	601,150
Letters of credit issued	762
Availability	$1,324,496

Other Debt	$79,257

At January 3, 2026, the U.S. dollar weakened as compared to the euro at December 28, 2024. Using the euro based debt outstanding at January 3, 2026 and comparing the closing balance sheet rates at January 3, 2026 to those at December 28, 2024, the U.S. dollar debt balances of euro based debt increased by $117.4 million, at January 3, 2026. The closing balance sheet rate used in this calculation was the actual fiscal closing balance sheet rate at January 3, 2026 of €1.00:USD$1.1750 as compared to the closing balance sheet rate at December 28, 2024 of €1.00:USD$1.0422.

Senior Secured Credit Facilities. On June 25, 2025, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) and Darling Ingredients International Holding B.V. (“Darling Holding”) entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated the Company’s then existing Second Amended and Restated Credit Agreement dated January 6, 2014 (as amended from time to time, the “Previous Credit Agreement”), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto. The Amended Credit Agreement refinanced the loans and commitments outstanding under the Previous Credit Agreement and provides for senior secured credit facilities in the aggregate principal amount of $2.9 billion comprised of (i) the Company’s $900.0 million six-year term A facility (partially comprised of $395.0 million term A-1 facility and $296.3 million term A-3 facility which, in each case, were cashlessly rolled from the Previous Credit Agreement) and (ii) the Company’s $2.0 billion five-year revolving credit facility (up to $50.0 million (as such amount may be increased to an amount not exceeding $150.0 million to the extent consented to by the applicable issuing banks) of which will be available for a letter of credit subfacility and up to $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement. For more information regarding the Amended Credit Agreement see Note 11 of Notes to Consolidated Financial Statements included herein.

•As of January 3, 2026, the Company had availability of $1,324.5 million under the revolving credit facility, taking into account an aggregate of $601.2 million in outstanding borrowings, $73.6 million of ancillary facilities and letters of credit issued of $0.8 million.

•As of January 3, 2026, the Company has borrowed all $900.0 million under the terms of the term A facility and has repaid $4.5 million, which when repaid by the Company cannot be reborrowed. The term A facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the relevant term A facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following June 25, 2025, the effective date of the initial borrowing, and continuing until the last day of such quarterly period ending immediately prior to the term A facility maturity date of June 25, 2031 and one final installment in the amount of the term A facility then outstanding, due and payable on June 25, 2031.

•The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the Canadian Overnight Repo Rate Average (CORRA) for borrowings denominated in Canadian dollars or the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings, in each case plus 1.50% per annum or (ii) the alternative base rate (ABR) for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.50% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups and step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A facility equals the adjusted term SOFR plus 1.75% per annum or ABR plus 0.75% subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50% for SOFR borrowings and a minimum 0.50% for ABR borrowings.

4.5% Senior Notes due 2032. On June 24, 2025, Darling Global Finance B.V. (the “4.5% Issuer”), an indirect, wholly owned subsidiary of Darling, issued and sold €750.0 million aggregate principal amount of 4.5% Senior Notes due 2032 (the “4.5% Notes”). The 4.5% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 24, 2025 (the “4.5% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, GLAS Trust Company LLC, as trustee, principal paying agent and registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to (i) redeem the Company’s previous 3.625% senior notes and repay or otherwise refinance the Company’s Previous Credit Agreement, and (ii) pay costs, fees and expenses related to the refinancing. The 4.5% Notes are guaranteed by Darling and all of Darling's restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that are borrowers under or guarantee the Senior Secured Facilities (collectively the “4.5% Guarantors”). For a description of the terms of the 4.5% Notes see Note 11 of Notes to Consolidated Financial Statements included herein.

6% Senior Notes due 2030. On June 9, 2022, Darling issued and sold $750.0 million aggregate principal amount of 6% Senior Notes due 2030 (the “6% Initial Notes”). The 6% Initial Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 9, 2022 (the “6% Base Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Truist Bank, as trustee. On August 17, 2022, Darling issued an additional $250.0 million in aggregate principal amount of its 6% Senior Notes due 2030 (the “add-on notes” and, together with the 6% Initial Notes, the “6% Notes”). The add-on notes and related guarantees, which were offered in a private offering, were issued as additional notes under the 6% Base Indenture, as supplemented by a supplemental indenture, dated as of August 17, 2022 (the “supplemental indenture” and, together with the 6% Base Indenture, the “6% Indenture”). The add-on notes have the same terms as the 6% Initial Notes (other than issue date and issue price) and, together with the 6% Initial Notes, constitute a single class of securities under the 6% Indenture. The 6% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities. For a description of the terms of the 6% Notes see Note 11 of Notes to Consolidated Financial Statements included herein.

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”). The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The 5.25% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling's restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities. For a description of the terms of the 5.25% Notes see Note 11 of Notes to Consolidated Financial Statements included herein.

Other debt consists of U.S. and European overdraft ancillary facilities, U.S. and European finance lease obligations and note arrangements in the U.S., Brazil and Europe that are not part of the Amended Credit Agreement, 6% Notes, 5.25% Notes or 4.5% Notes.

The classification of long-term debt in the Company’s January 3, 2026 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 4.5% Notes and debt issued under the Amended Credit Agreement.

As a result of the Company’s borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 4.5% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company’s direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company’s subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also structured the Company’s consolidated indebtedness in such a way as to maximize the Company’s ability to move cash from the Company’s subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company’s lenders as a Guarantor. Nevertheless, applicable laws under which the Company’s direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company’s access to profits from the Company’s subsidiaries or otherwise negatively impact the Company’s financial condition and therefore reduce the Company’s ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 4.5% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company’s ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in foreign currency exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to make payments on our debt depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to transfer funds to members of our group liable to make payments on our debt” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

As of January 3, 2026, the Company is in compliance with all financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture.

Working Capital and Capital Expenditures

On January 3, 2026, the Company had working capital of $518.7 million and its working capital ratio was 1.50 to 1 compared to working capital of $395.9 million and a working capital ratio of 1.38 to 1 on December 28, 2024. At January 3, 2026, the Company had unrestricted cash of $88.7 million and funds available under the revolving credit facility of $1.32 billion, compared to unrestricted cash of $76.0 million and funds available under the revolving credit facility of $1.16 billion at December 28, 2024.  The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $1,059.7 million and $839.3 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively, an increase of $220.4 million due primarily to an increase in distributions from unconsolidated subsidiaries. Net cash used in investing activities was $681.4 million during fiscal year 2025, compared to $498.9 million in fiscal year 2024, an increase in cash used of $182.5 million, primarily due to an increase in contributions to the DGD Joint Venture that more than offset a decrease in acquisitions. Net cash used in financing activities was $376.7 million during fiscal year 2025, compared to $399.6 million in fiscal year 2024, a decrease in net cash used of $22.9 million, primarily due to lower debt repayments that more than offset an increase in contingent consideration payments, acquisition of noncontrolling interests and acquisition holdback payments as compared to the prior year.

Capital expenditures of $380.5 million were made during fiscal year 2025 as compared to $332.5 million in fiscal year 2024, an increase of $48.0 million. The Company expects to incur capital expenditures of approximately $450 million in fiscal year 2026, including compliance, replacement and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $89.7 million in fiscal year 2025, $67.4 million in fiscal year 2024 and $64.8 million in fiscal year 2023.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current accruals and claims paid during fiscal year 2025, the Company has accrued approximately $22.3 million as of January 3, 2026 that it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at January 3, 2026. The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability, general liability and medical claims liability. The self-insurance reserve liability and medical claims liability are determined annually, based upon a third-party actuarial estimate. The actuarial estimate may vary from year to year, due to changes in costs of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to make payments of approximately $0.5 million in order to meet minimum pension funding requirements to its domestic plans in fiscal year 2026. In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in fiscal year 2026. The minimum pension funding requirements are determined annually, based upon a third-party actuarial estimate. The actuarial estimate may vary from year to year, due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds. No assurance can be given that the minimum pension funding requirements will not increase in the future. The Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal year 2025 and fiscal year 2024 of approximately $0.3 million and $0.4 million, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans of approximately $3.3 million in each of fiscal years 2025 and 2024.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008. The stated goal of the PPA is to improve the funding of U.S. pension plans. U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines. Volatility in the world equity and other financial markets could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA. The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions to each such plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities on two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company has withdrawal liabilities recorded on five U.S. multiemployer plans in which it participated. As of January 3, 2026, the Company has an aggregate accrued liability of approximately $4.3 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company’s full $25.0 million commitment, which was repaid in fiscal 2023. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. In November 2025, The DGD Joint Venture borrowed $50.0 million or $25.0 million of the Company's portion of the commitment, which was repaid in December 2025. The DGD Joint Venture paid interest to the Company for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 of approximately $0.1 million, $1.6 million and $0.6 million, respectively. As of January 3, 2026 and December 28, 2024, zero was owed to Darling Green under the 2023 DGD Loan Agreement. This note receivable amount when outstanding is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement consisting of a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of January 3, 2026, the DGD Joint Venture had no borrowings outstanding under this unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for completion of the DGD St. Charles Plant, and Darling has subsequently made $947.0 million in additional capital contributions to the DGD Joint Venture. As of January 3, 2026, under the equity method of accounting the Company has an investment in the DGD Joint Venture of approximately $2.1 billion included on the Consolidated Balance Sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how the Company operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on renewable energy sources, motivated by supporting agricultural economies and finding solutions for GHGs and climate change, has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how the Company operates. In each of fiscal 2023, 2024 and 2025, a large portion of Darling’s total U.S. finished fats products were sold to the DGD Joint Venture as feedstock for renewable diesel and, beginning in fiscal 2024, SAF. In 2025, 2024 and 2023, DGD was the Company’s largest finished product customer in terms of total net sales, with the Company recording total net sales to DGD in those years of $1.2 billion, $1.0 billion and $1.3 billion, respectively.
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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities consistent with the level generated in fiscal year 2025, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months and beyond. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from U.S. or foreign government trade policies, the Russian-Ukraine war and the ongoing or emerging conflicts in the Middle East and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal year 2026 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, other than the Company’s binding offer to acquire UPI Bovinos NewCo for approximately $114 million, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel or SAF projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture, as well as suitable cash conservation to withstand adverse commodity cycles. See Note 3 Acquisitions for additional information about the UPI Bovinos NewCo binding offer.

The Company’s Board of Directors approved a share repurchase program of up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2026, unless further extended or shortened by the Board of Directors. During fiscal year 2025, the Company repurchased approximately $34.7 million, including commissions, of its common stock in the open market. As of January 3, 2026, the Company had approximately $460.3 million remaining in its share repurchase program.

Each of the factors described above has the potential to adversely impact the Company’s liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for many of the principal products that the Company sells are typically influenced by sales prices for agricultural-based ingredients, the prices of which are based on established commodity markets and are subject to volatile changes, and sales prices for the principal products that DGD sells are typically influenced by the demand and pricing of renewable diesel, which is dependent on governmental energy policies and programs and impacted by the value of RINS and LCFS credits stemming from such governmental energy policies and programs. Any decline in these prices has the potential to adversely impact the Company’s liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulations and tariffs (including, without limitation, China), changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company’s liquidity. A decline in commodities prices, adverse changes to governmental energy policies and programs, a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors, could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Based upon the underlying purchase agreements, the Company has commitments to purchase $492.7 million of commodity products, consisting of approximately $195.6 million of finished and raw material products and approximately $261.1 million of natural gas and diesel fuel and approximately $36.0 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at January 3, 2026. The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2025 and through fiscal 2029, in accordance with accounting principles generally accepted in the United States.

The Company’s off-balance sheet contractual obligations and commercial commitments as of January 3, 2026 relate to letters of credit, foreign bank guarantees, forward purchase agreements and employment agreements.  The Company has excluded these items from the balance sheet in accordance with U.S. GAAP.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Amended Credit Agreement and other foreign bank guarantees that are not a part of the Amended Credit Agreement at January 3, 2026 (in thousands):

Other commercial commitments:
Standby letters of credit	$762
Standby letters of credit (ancillary facility)	41,307
Foreign bank guarantees	12,548
Total other commercial commitments:	$54,617

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements.  A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements included herein.

Certain of the policies require management to make significant and subjective estimates or assumptions regarding uncertainties, including the business and economic uncertainty resulting from the Russian-Ukraine war and conflicts in the Middle East and the high interest rate and inflationary cost environment, and as a result, such estimates may deviate from actual results and significantly impact our financial results. In particular, management makes estimates regarding fair value of the Company’s reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill and pension liabilities.  Each of these estimates is discussed in greater detail in the following discussion.

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

Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. In fiscal 2025, the Company’s management decided to strategically realign operations and classify a group of assets as assets held for sale due to the fact that they met the classification criteria. As a result, the Company incurred impairment charges of long-lived assets in its feed and food segments of approximately $30.0 million and $8.6 million, respectively. In fiscal 2024, there were no events or changes in circumstances requiring an impairment. In fiscal 2023, the Company’s management decided to close or transfer operations for three feed segment locations in the U.S. for optimization opportunities. As a result, the Company incurred asset impairment charges to its feed segment long-lived assets of approximately $2.9 million in fiscal 2023. In addition, the Company incurred additional asset impairment charges in fiscal 2023 related to the Peabody, Massachusetts, plant closure of approximately $1.8 million within the food segment.

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

In fiscal 2025, the Company performed a quantitative approach to valuing goodwill and indefinite-lived intangible assets at October 25, 2025 and as a result determined the fair values of the Company’s reporting units containing goodwill and indefinite lived intangible assets exceeded the related carrying values. However, based on the Company’s annual impairment testing at October 25, 2025, the fair value of one of the Company’s six reporting units had a fair value that was not substantially in excess of their carrying values. The fair value of this reporting unit was determined to be between 20% - 30% in excess of the carrying value with goodwill of approximately $563.3 million as of January 3, 2026. The Company determined the fair value of reporting units with the assistance of a valuation expert who assisted the Company primarily using the Income Approach to determine the fair value of the Company’s reporting units. Key assumptions that impacted the discounted cash flow model were raw material and sales volumes, gross margins, terminal growth rates and discount rates. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of this one reporting unit could decrease in the future and result in an impairment to goodwill. The Company’s management believes the biggest risk to this reporting unit is decreasing finished product prices impacting gross margins and an economic slowdown that would impact raw material suppliers. Upon meeting the criteria for classification of certain of the Company’s assets as held for sale, the Company recorded goodwill charges in the feed segment and food segment of approximately $2.0 million and $17.0 million, respectively. In addition, the Company recorded indefinite lived intangible asset charges in the food segment of approximately $0.2 million. In fiscal 2024, the Company performed a quantitative approach to valuing goodwill and indefinite-lived intangible assets at October 26, 2024. Based on the Company’s annual impairment testing, the Company concluded the fair values of its reporting units containing goodwill and indefinite lived intangible assets exceeded the related carrying values. In fiscal 2023, the Company performed a quantitative approach to valuing goodwill and indefinite-lived intangible assets at October 28, 2023 and as a result determined that fair values of the Company’s reporting units containing goodwill exceeded the related carrying values. Goodwill was approximately $2.5 billion and $2.3 billion at January 3, 2026 and December 28, 2024, respectively.

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

The discount rate applied to the Company’s pension liability is the interest rate used to calculate the present value of the pension benefit obligation. The weighted average discount rate was 4.67% at January 3, 2026 and 4.84% at December 28, 2024. The projected net periodic benefit cost for fiscal year 2026 would increase by approximately $0.5 million if the discount rate was 0.5% lower at a weighted average of 4.17%.  The projected net periodic benefit cost for fiscal year 2026 would decrease by approximately $0.1 million if the discount rate was 0.5% higher at a weighted average of 5.17%.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company's annual reporting periods beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company adopted this ASU in 2025 using the prospective method and the adoption did not have an impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

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

In addition to those factors discussed under the heading “Risk Factors” in Item 1A of this report and elsewhere in this report, and in the Company’s other public filings with the SEC, important factors that could cause actual results to differ materially from the Company’s expectations include: existing and unknown future limitations on the ability of the Company’s direct and indirect subsidiaries to make their cash flow available to the Company for payments on the Company’s indebtedness or other purposes; reduced demands or prices for biofuels, biogases or renewable electricity; global demands for grain and oilseed commodities, which have exhibited volatility, and can impact the cost of feed for cattle, hogs and poultry, thus affecting available rendering feedstock and selling prices for the Company’s products; reductions in raw material volumes available to the Company due to weak margins in the meat production industry as a result of higher feed costs, reduced consumer demand, reduced volume due to government regulations affecting animal production or other factors, reduced volume from food service establishments, or otherwise; reduced demand for animal feed; reduced finished product prices, including a decline in fat, used cooking oil, protein or collagen (including, without limitation, collagen peptides and gelatin) finished product prices; changes to government policies around the world relating to renewable fuels and GHG emissions that adversely affect prices, margins or markets (including for the DGD Joint Venture), including programs like renewable fuel standards, LCFS, renewable fuel mandates and tax credits for biofuels or loss or diminishment of tax credits due to failure to satisfy any eligibility requirements, including, without limitation, in relation to the blenders tax credit or CFPC; climate related adverse results, including with respect to the Company’s climate goals, targets or commitments; possible product recall resulting from developments relating to the discovery of unauthorized adulterations to food or food additives or products which do not meet specifications, contract requirements or regulatory standards; the occurrence of 2009 H1N1 flu (initially known as Swine Flu), highly pathogenic strains of avian influenza (collectively known as Bird Flu), SARS, BSE, PED or other diseases associated with animal origin in the U.S. or elsewhere, such as the outbreak of ASF in China and elsewhere; the occurrence of pandemics, epidemics or disease outbreaks; unanticipated costs and/or reductions in raw material volumes related to the Company’s compliance with the existing or unforeseen new U.S. or foreign (including, without limitation, China) regulations (including new or modified animal feed, Bird Flu, SARS, PED, BSE or ASF or similar or unanticipated regulations) affecting the industries in which the Company operates or its value added products; risks associated with the DGD Joint Venture, including possible unanticipated operating disruptions and/or a decline in margins on the products produced by the DGD Joint Venture; risks and uncertainties relating to international sales and operations, including imposition of tariffs, quotas, trade barriers and other trade protections by the U.S. or foreign countries; tax changes, such as global minimum tax measures, or issues related to administration, guidance and/or regulations associated with biofuel policies, including CFPC, and risks associated with the qualification and sale of such credits; difficulties or a significant disruption (including, without limitation, due to cyber-attack) in the Company’s information systems, networks or the confidentiality, availability or integrity of our data or failure to implement new systems and software successfully; risks relating to possible third-party claims of intellectual property infringement; increased contributions to the Company’s pension and benefit plans, including multiemployer and employer-sponsored defined benefit pension plans as required by legislation, regulation or other applicable U.S. or foreign law or resulting from a U.S. mass withdrawal event; bad debt write-offs; loss of or failure to obtain necessary permits and registrations; the potential for future terrorist attacks, responses to terrorist attacks and other acts of war or hostility, including the ongoing conflicts in the Middle East, Africa, North Korea and Ukraine; uncertainty regarding any administration changes in the U.S. or elsewhere around the world, including, without limitation, impacts to trade, tariffs and/or policies impacting the Company (such as biofuel policies and mandates); and/or unfavorable export or import markets. These factors, coupled with volatile prices for natural gas and diesel fuel, inflation rates, climate conditions, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence and discretionary spending, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could cause actual results to vary materially from the forward-looking statements included in this report or negatively impact the Company’s results of operations. Among other things, future profitability may be affected by the Company’s ability to grow its business, which faces competition from companies that may have substantially greater resources than the Company. The Company’s announced share repurchase program may be suspended or discontinued at any time and purchases of shares under the program are subject to market conditions and other factors, which are likely to change from time to time. The Company cautions readers that all forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update any forward looking statements, whether as a result of changes in circumstances, new events or otherwise.

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

At January 3, 2026, the Company had foreign currency options and forward contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn options and forward contracts, soybean meal option contracts, soybean oil option contracts, other commodity forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. In July 2025, the Company designated interest rate swaps as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.656% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the second quarter of 2027. At January 3, 2026, the aggregate fair value of these interest rate swaps was approximately $2.2 million. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that were designated as cash flow hedges to hedge the Company's intercompany loans. During the second quarter of 2025, the intercompany loans and cross currency swaps were settled. At January 3, 2026, the aggregate fair value of cross currency swaps was zero.

In fiscal 2025, fiscal 2024 and fiscal 2023, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. At January 3, 2026, the aggregate fair value of these foreign exchange contracts was approximately $15.3 million. These amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and options contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. At January 3, 2026, there are no open designated corn, soybean meal, or heating oil contracts.

At January 3, 2026, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany notes, and foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	357,062	Euro	52,829	6.24 - 7.06	$65,678
Brazilian real	1,845,023	U.S. dollar	319,202	5.39 - 7.29	319,202
Euro	15,432	U.S. dollar	18,084	1.16 - 1.18	18,084
Euro	91,420	Polish zloty	387,055	4.21 - 4.24	107,419
Euro	9,537	Japanese yen	1,734,164	179.34 - 183.61	11,206
Euro	20,567	Chinese renminbi	170,255	8.22 - 8.31	24,166
Euro	16,339	Australian dollar	28,900	1.76 - 1.78	19,199
Euro	5,347	British pound	4,700	0.87 - 0.88	6,283
Polish zloty	77,077	Euro	18,214	4.23 - 4.24	21,483
Polish zloty	920	U.S. dollar	256	3.59	256
British pound	198	U.S. dollar	265	1.34	265
Japanese yen	141,745	U.S. dollar	918	154.41	918
U.S. dollar	376	Japanese yen	58,096	154.52	376
Australian dollar	252	U.S. dollar	169	0.67	169
					$594,704

The above foreign currency contracts had an aggregate fair value of approximately $17.6 million and are included in other current assets and accrued expenses at January 3, 2026.

    The Company had commodity option and forward contracts that are marked to market with the changes in the fair value recorded to earnings because they did not qualify for hedge accounting at January 3, 2026.  These contracts include corn forwards, soybean meal option, soybean oil option and other commodities. They have an aggregate fair value of approximately $1.2 million and are included in other current assets and accrued expenses at January 3, 2026.

At January 3, 2026, the Company had forward purchase agreements in place for purchases of approximately $261.1 million of natural gas and diesel fuel and approximately $36.0 million of other commitments during the next three years.  As of January 3, 2026, the Company had forward purchase agreements in place for purchases of approximately $195.6 million of finished and raw material products during the next five years.

Interest Rate Sensitivity

At January 3, 2026, the Company’s fixed rate debt obligations consist of the 6% Notes, the 5.25% Notes, the 4.5% Notes and other immaterial debt that accrue interest at an annual weighted average fixed rate of approximately 4.84%. As of January 3, 2026, the Company has long-term debt of approximately $1.5 billion that is subject to variable interest rates under the Company’s Senior Secured Credit Facilities. Of this variable rate debt, a portion of the $900.0 million has been fixed through the second quarter of 2027 at a weighted average rate of 3.656% as a result of our entry into interest swap transactions. This leaves a weighted average debt subject to variable interest of approximately $1.04 billion, which the Company estimates that a 1% increase in interest rates will increase the Company’s annual interest expense by approximately $10.4 million.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Darling Ingredients Inc. and subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over net sales
As discussed in Note 23 to the consolidated financial statements, total net sales were $6.1 billion for the year-ended January 3, 2026.

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

Assessment of the carrying value of goodwill

As discussed in Notes 1 and 8 to the consolidated financial statements, the goodwill balance as of January 3, 2026 was $2.5 billion. The Company performs goodwill testing annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In 2025, the Company performed a quantitative assessment to compare the fair value of the Company’s reporting units to their respective carrying amounts. The Company estimates the fair value of the reporting units primarily using an income approach and, if the carrying amount exceeds the estimated fair value, an impairment charge is recorded. Based on the Company’s annual impairment testing, the fair value of one of the Company’s six reporting units was not substantially in excess of their carrying value.

We identified the assessment of the carrying value of goodwill for this reporting unit as a critical audit matter. Evaluating the estimated fair value of the reporting unit involved a high degree of subjective auditor judgment. Specifically, the raw material volume and gross margin assumptions to determine the fair value of the reporting unit was challenging to audit as minor changes to those assumptions could have a significant effect on the assessment of the carrying value of goodwill. Additionally, the audit effort associated with the evaluation of these assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. For the reporting unit, we:

•evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the raw material volume and gross margin assumptions

•evaluated the raw material volume and gross margin assumptions by comparing them to historical raw material volumes and gross margins, respectively

•obtained external commodity pricing market data and budgets approved by the Board of Directors and compared them to the inputs used in the Company’s development of gross margins

•compared the Company’s historical raw material volume and gross margin forecasts to actual results for the reporting unit to assess the Company’s ability to accurately forecast.

We also involved valuation professionals with specialized skills and knowledge, who assisted in performing sensitivity analyses over the raw material volume and gross margin assumptions to assess their impact on the Company’s determination that the fair value of the reporting unit exceeded its respective carrying value.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Dallas, Texas
March 3, 2026

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darling Ingredients Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Darling Ingredients Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
March 3, 2026

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 3, 2026 and December 28, 2024
(in thousands, except share and per share data)

ASSETS	January 3, 2026	December 28, 2024
Current assets:
Cash and cash equivalents	$88,671	$75,973
Restricted cash	16,686	37,579
Accounts receivable, less allowance for credit losses of $15,589 at January 3, 2026 and $16,166 at December 28, 2024	609,492	581,108
Accounts receivable due from related party - Diamond Green Diesel	33,713	9,476
Inventories	527,738	576,837
Prepaid expenses	85,179	81,286
Income taxes refundable	8,281	35,063
Assets held for sale	143,479	—
Other current assets	40,127	42,114
Total current assets	1,553,366	1,439,436

Property, plant and equipment, net	2,796,139	2,713,669
Intangible assets, net	845,003	898,412
Goodwill	2,459,031	2,322,593
Investment in unconsolidated subsidiaries	2,206,827	2,263,709
Operating lease right-of-use assets	223,705	210,692
Other assets	190,175	199,594
Deferred income taxes	24,536	22,368
	$10,298,782	$10,070,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$75,217	$133,020
Accounts payable, principally trade	371,084	348,705
Income taxes payable	16,018	9,723
Current operating lease liabilities	61,745	62,761
Liabilities to be disposed of	25,085	—
Accrued expenses	485,498	489,295
Total current liabilities	1,034,647	1,043,504

Long-term debt, net of current portion	3,862,243	3,908,978
Long-term operating lease liabilities	162,362	152,327
Other noncurrent liabilities	189,454	208,350
Deferred income taxes	240,561	293,022
Total liabilities	5,489,267	5,606,181

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized, 175,643,373 and 174,965,834 shares issued at January 3, 2026 and December 28, 2024, respectively	1,756	1,750
Additional paid-in capital	1,718,686	1,720,877
Treasury stock, at cost; 17,450,028 and 16,068,364 shares at January 3, 2026 and December 28, 2024, respectively	(719,280)	(672,710)
Accumulated other comprehensive loss	(339,189)	(684,241)
Retained earnings	4,074,938	4,012,134
Total Darling's stockholders’ equity	4,736,911	4,377,810
Noncontrolling interests	72,604	86,482
Total stockholders’ equity	4,809,515	4,464,292
	$10,298,782	$10,070,473

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three years ended January 3, 2026
(in thousands, except per share data)

	January 3, 2026	December 28, 2024	December 30, 2023
Net sales to third parties	$4,938,147	$4,746,292	$5,460,259
Net sales to related party - Diamond Green Diesel	1,197,730	968,883	1,327,821
Total net sales	6,135,877	5,715,175	6,788,080
Costs and expenses:
Cost of sales and operating expense (excludes depreciation and amortization, shown separately below)	4,662,419	4,437,337	5,143,060
Gain on sale of assets	(340)	(4,157)	(7,421)
Selling, general and administrative expenses	551,158	492,105	542,534
Restructuring and asset impairment charges	57,960	5,794	18,553
Depreciation and amortization	508,504	503,825	502,015
Acquisition and integration costs	15,942	7,842	13,884
Change in fair value of contingent consideration	18,024	(46,706)	(7,891)
Total costs and expenses	5,813,667	5,396,040	6,204,734
Equity in net income/(loss) of Diamond Green Diesel	(48,770)	149,082	366,380
Operating income	273,440	468,217	949,726

Other expense:
Interest expense	(222,279)	(253,858)	(259,223)
Loss on early retirement of debt	(2,978)	—	—
Foreign currency gain/(loss)	(384)	(1,154)	8,133
Other income, net	468	22,309	16,310
Total other expense	(225,173)	(232,703)	(234,780)

Equity in net income of other unconsolidated subsidiaries	12,759	11,994	5,011
Income before income taxes	61,026	247,508	719,957

Income tax expense/(benefit)	(9,359)	(38,337)	59,568

Net income	70,385	285,845	660,389

Net income attributable to noncontrolling interests	(7,581)	(6,965)	(12,663)

Net income attributable to Darling	$62,804	$278,880	$647,726

Net income per share:
Basic	$0.40	$1.75	$4.05
Diluted	$0.39	$1.73	$3.99

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three years ended January 3, 2026
(in thousands)

	January 3, 2026	December 28, 2024	December 30, 2023
Net income	$70,385	$285,845	$660,389
Other comprehensive income/(loss), net of tax:
Foreign currency translation	292,333	(415,142)	139,651
Pension adjustments	9,302	2,809	2,284
Commodity derivative adjustments	9,239	(33,102)	33,813
Foreign exchange derivative adjustments	34,241	(39,746)	3,732
Interest rate swap derivative adjustments	(4,471)	1,293	3,009
Total other comprehensive income/(loss), net of tax	340,644	(483,888)	182,489
Total comprehensive income/(loss)	411,029	(198,043)	842,878
Comprehensive income attributable to noncontrolling interests	3,173	8,972	9,624
Comprehensive income/(loss) attributable to Darling	$407,856	$(207,015)	$833,254

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Three years ended January 3, 2026
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 31, 2022	159,969,596	$1,736	$1,660,084	$(554,451)	$(383,874)	$3,085,528	$3,809,023	$87,467	$3,896,490
Net income	—	—	—	—	—	647,726	647,726	12,663	660,389
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(9,036)	(9,036)
Additions to noncontrolling interests	—	—	—	—	—	—	—	205	205
Pension adjustments, net of tax	—	—	—	—	2,284	—	2,284	—	2,284
Commodity derivative adjustments, net of tax	—	—	—	—	33,813	—	33,813	—	33,813
Interest rate swap adjustments, net of tax	—	—	—	—	3,009	—	3,009	—	3,009
Foreign exchange derivative adjustments, net of tax	—	—	—	—	3,732	—	3,732	—	3,732
Foreign currency translation adjustments	—	—	—	—	142,690	—	142,690	(3,039)	139,651
Issuance of non-vested stock	—	—	186	—	—	—	186	—	186
Stock-based compensation	—	—	32,970	—	—	—	32,970	—	32,970
Treasury stock	(1,270,689)	—	—	(74,557)	—	—	(74,557)	—	(74,557)
Issuance of common stock	834,882	8	4,547	—	—	—	4,555	—	4,555
Balances at December 30, 2023	159,533,789	$1,744	$1,697,787	$(629,008)	$(198,346)	$3,733,254	$4,605,431	$88,260	$4,693,691
Net income	—	—	—	—	—	278,880	278,880	6,965	285,845
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(10,750)	(10,750)
Pension adjustments, net of tax	—	—	—	—	2,809	—	2,809	—	2,809
Commodity derivative adjustments, net of tax	—	—	—	—	(33,102)	—	(33,102)	—	(33,102)
Interest rate swap adjustments, net of tax	—	—	—	—	1,293	—	1,293	—	1,293
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(39,746)	—	(39,746)	—	(39,746)
Foreign currency translation adjustments	—	—	—	—	(417,149)	—	(417,149)	2,007	(415,142)
Issuance of non-vested stock	—	—	185	—	—	—	185	—	185
Stock-based compensation	—	—	20,733	—	—	—	20,733	—	20,733
Treasury stock	(1,174,172)	—	—	(43,702)	—	—	(43,702)	—	(43,702)
Issuance of common stock	537,853	6	2,172	—	—	—	2,178	—	2,178
Balances at December 28, 2024	158,897,470	$1,750	$1,720,877	$(672,710)	$(684,241)	$4,012,134	$4,377,810	$86,482	$4,464,292
Net income	—	—	—	—	—	62,804	62,804	7,581	70,385
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,448)	(5,448)
Acquisition of noncontrolling interests	—	—	(29,488)	—	—	—	(29,488)	(13,166)	(42,654)
Sale of noncontrolling interests	—	—	—	—	—	—	—	1,563	1,563
Pension adjustments, net of tax	—	—	—	—	9,302	—	9,302	—	9,302
Commodity derivative adjustments, net of tax	—	—	—	—	9,239	—	9,239	—	9,239
Interest rate swap adjustments, net of tax	—	—	—	—	(4,471)	—	(4,471)	—	(4,471)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	34,241	—	34,241	—	34,241
Foreign currency translation adjustments	—	—	—	—	296,741	—	296,741	(4,408)	292,333
Issuance of non-vested stock	—	—	33	—	—	—	33	—	33
Stock-based compensation	—	—	21,762	—	—	—	21,762	—	21,762
Treasury stock	(1,381,664)	—	—	(46,570)	—	—	(46,570)	—	(46,570)
Issuance of common stock	677,539	6	5,502	—	—	—	5,508	—	5,508
Balances at January 3, 2026	158,193,345	$1,756	$1,718,686	$(719,280)	$(339,189)	$4,074,938	$4,736,911	$72,604	$4,809,515

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended January 3, 2026
(in thousands)

	January 3, 2026	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income	$70,385	$285,845	$660,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	508,504	503,825	502,015
Deferred income taxes	(79,066)	(186,390)	(22,241)
Gain on sale of assets	(340)	(4,157)	(7,421)
Asset impairment	57,797	—	4,734
Change in fair value of contingent consideration	18,024	(46,706)	(7,891)
Gain on insurance proceeds from insurance settlement	—	(19,021)	(14,014)
Increase/(decrease) in long-term pension liability	3,487	200	(1,040)
Stock-based compensation expense	21,795	20,918	33,156
Loss on early retirement of debt	2,978	—	—
Write-off deferred loan costs	—	—	653
Deferred loan cost amortization	5,504	5,620	6,216
Equity in net (income)/loss of Diamond Green Diesel and other unconsolidated subsidiaries	36,011	(161,076)	(371,391)
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	371,767	184,915	168,277
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(50,085)	179,835	(10,832)
Income taxes refundable/payable	33,443	(17,340)	(39,933)
Inventories and prepaid expenses	23,998	163,783	49,582
Accounts payable and accrued expenses	27,367	(17,881)	(82,939)
Other	8,150	(53,081)	31,943
Net cash provided by operating activities	1,059,719	839,289	899,263
Cash flows from investing activities:
Capital expenditures	(380,477)	(332,465)	(555,480)
Acquisitions, net of cash acquired	—	(116,712)	(1,093,183)
Investment in Diamond Green Diesel	(328,228)	(90,000)	(75,000)
Investment in other unconsolidated subsidiaries	—	(27)	(27)
Loan to Diamond Green Diesel	(25,000)	(100,000)	—
Loan repayment from Diamond Green Diesel	25,000	100,000	25,000
Gross proceeds from sale of property, plant and equipment and other assets	12,242	21,301	10,748
Proceeds from insurance settlement	15,028	19,021	14,014
Payments related to routes and other intangibles	(12)	(16)	(1,524)
Net cash used in investing activities	(681,447)	(498,898)	(1,675,452)
Cash flows from financing activities:
Proceeds from long-term debt	1,102,242	5,929	817,101
Payments on long-term debt	(1,611,388)	(52,238)	(319,367)
Borrowings from revolving credit facility	1,954,403	1,437,501	2,666,360
Payments on revolving credit facility	(1,621,852)	(1,779,455)	(2,194,902)
Net cash overdraft financing	(4,068)	41,454	(9,780)
Acquisition hold-back payments	(39,668)	(157)	(3,793)
Contingent consideration payments	(52,693)	—	—
Deferred loan costs	(18,329)	—	(9)
Issuance of common stock	413	447	—
Repurchase of common stock	(34,668)	(34,272)	(52,941)
Minimum withholding taxes paid on stock awards	(6,910)	(7,987)	(17,296)
Sale of noncontrolling interest in subsidiary	3,249	—	—
Acquisition of noncontrolling interest	(42,086)	—	—
Distributions to noncontrolling interests	(5,371)	(10,785)	(9,081)
Net cash provided/(used) in financing activities	(376,726)	(399,563)	876,292
Effect of exchange rate changes on cash flows	(15,315)	12,029	14,179
Net increase/(decrease) in cash, cash equivalents and restricted cash	(13,769)	(47,143)	114,282
Cash, cash equivalents and restricted cash at beginning of year	217,307	264,450	150,168
Cash, cash equivalents and restricted cash at end of year	$203,538	$217,307	$264,450
  The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    GENERAL

(a)     NATURE OF OPERATIONS

Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”), is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries.  The Company’s business operations are conducted through a global network of over 260 locations across five continents within three business segments, Feed Ingredients, Food Ingredients and Fuel Ingredients. Comparative segment revenues and related financial information are presented in Note 22 to the consolidated financial statements.

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

(3)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal years for the consolidated financial statements included herein are for the 53 weeks ended January 3, 2026, the 52 weeks ended December 28, 2024, and the 52 weeks ended December 30, 2023.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(4)     Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statements of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statements of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of January 3, 2026 and December 28, 2024, primarily represents the current portion of acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. Restricted cash included in other assets as of January 3, 2026 and December 28, 2024, primarily represents the long-term acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of same such amounts shown in the Consolidated Statements of Cash flows is as follows (in thousands):

	January 3, 2026	December 28, 2024
Cash and cash equivalents	$88,671	$75,973
Restricted cash	16,686	37,579
Restricted cash included in other long-term assets	98,181	103,755
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$203,538	$217,307

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

The Company has entered into agreements with third-party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company will sell certain selected customers trade receivables to the third-party banks without recourse for cash less a nominal fee. For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, the Company sold approximately $513.8 million, $560.5 million and $532.6 million, respectively, of its trade receivables and incurred approximately $5.7 million, $8.1 million and $7.5 million in fees, respectively.

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

        Intangible Assets

Intangible assets with indefinite lives, and therefore, not subject to amortization, consist of trade names acquired in the acquisition of Griffin Industries Inc. on December 17, 2010 (which was subsequently converted to a limited liability company) and its subsidiaries (“Griffin”) and trade names acquired in the acquisition of its Darling Ingredients International business on January 7, 2014. Intangible assets subject to amortization consist of: 1) collection routes which are made up of groups of suppliers of raw materials in similar geographic areas from which the Company derives collection fees and a dependable source of raw materials for processing into finished products; 2) customer relationships representing groups of collagen finished product customers in our food segment; 3) permits that represent licensing of operating plants that have been acquired, giving those plants the ability to operate; 4) non-compete agreements that represent contractual arrangements with former competitors whose businesses were acquired; 5) trade names; and 6) royalty, product development, patents, consulting, land use rights and leasehold agreements.  Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from: 5 to 21 years for collection routes; 10 to 20 years for customer relationships; 10 to 20 years for permits; and 4 to 15 years for trade names. Royalties, product development, patents, consulting, land use rights, non-compete agreements and leasehold agreements are generally amortized over the term of the agreement.

(8)     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company reviews the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.  In fiscal 2025, the Company recorded asset impairment charges related to the feed and food segment long-lived assets of approximately $30.0 million and $8.6 million, respectively. In fiscal 2023, the Company recorded asset impairment charges related to the feed segment and food segment long-lived assets of approximately $2.9 million and $1.8 million, respectively. See Note 19 to the consolidated financial statements.

(9)    Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  When assessing the recoverability of goodwill and other indefinite lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or other indefinite lived intangible assets are less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs the quantitative approach to impairment testing by comparing the fair value of the Company’s reporting units to their respective carrying amounts and records an impairment charge for the amount by which the carrying amounts exceeds the fair value; however, the loss recognized, if any, will not exceed the total amount of goodwill allocated to that reporting unit. In fiscal 2025 and 2024, the Company performed a quantitative approach to valuing goodwill and indefinite-lived intangible assets at October 25, 2025 and October 26, 2024, respectively. Based on the Company’s annual impairment testing, we concluded the fair values of the Company’s reporting units containing goodwill and indefinite lived intangible assets exceeded the related carrying values. Upon meeting the criteria for classification of certain of the Company’s assets as held for sale, the Company recorded goodwill charges in the feed segment and food segment of approximately $2.0 million and $17.0 million, respectively. In addition, the Company recorded indefinite lived intangible asset charges in the food segment

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

of approximately $0.2 million. Goodwill was approximately $2.5 billion and $2.3 billion at January 3, 2026 and December 28, 2024, respectively. See Note 8 for further information on the Company’s goodwill.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

	Net Income per Common Share (in thousands, except per share data)
		January 3,			December 28,			December 30,
		2026			2024			2023
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Basic:
Net income attributable to Darling	$62,804	158,479	$0.40	$278,880	159,513	$1.75	$647,726	159,861	$4.05

Diluted:
Effect of dilutive securities
Add: Option shares in the money and dilutive effect of nonvested stock	—	2,746	—	—	2,932	—	—	3,314	—
Less: Pro-forma treasury shares	—	(1,068)	—	—	(1,027)	—	—	(788)	—
Diluted:
Net income attributable to Darling	$62,804	160,157	$0.39	$278,880	161,418	$1.73	$647,726	162,387	$3.99

There were no outstanding stock options excluded in fiscal 2025, 2024 and 2023 from diluted income per common share as the effect was antidilutive.  For fiscal 2025, 2024 and 2023, respectively, 735,531, 403,615 and 311,919 shares of non-vested stock were excluded from diluted income per common share as the effect was antidilutive.

(14)    Stock Based Compensation

The Company recognizes compensation expense ratably over the vesting period in an amount equal to the fair value of the share-based payments (e.g., stock options and non-vested and restricted stock) granted to employees and non-employee directors or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments, or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. The Company’s policy is to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. The Company does not reclassify excess tax benefits from operating activities to financing activities in the Consolidated Statements of Cash Flows. Additionally, the Company excludes the excess tax benefits from the assumed proceeds available to repurchase shares of common stock in the computation of the Company’s diluted earnings per share. The Company records tax benefit or expense within income tax expense/(benefit) for the year ended January 3, 2026, December 28, 2024 and December 30, 2023 related to

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

the excess tax expense on stock options, non-vested stock, director restricted stock units, restricted stock units and performance units.

Total stock-based compensation recognized in the Consolidated Statements of Operations for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 was approximately $21.8 million, $20.9 million and $33.2 million, respectively, which is included in selling, general and administrative expenses, and the related income tax benefit recognized was approximately $2.3 million, $2.0 million and $2.6 million, respectively.  See Note 14 for further information on the Company’s stock-based compensation plans.

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

As a result of the ongoing Russian-Ukraine war and conflicts in the Middle East and the current inflationary environment, we have evaluated the potential impact to the Company’s operations and for any indicators of potential triggering events that could indicate certain of the Company’s assets may be impaired. As of January 3, 2026, the Company has not observed any impairments of the Company’s assets or a significant change in their fair value due to the ongoing Russian-Ukraine war and conflicts in the Middle East or inflation.

(16)    Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.  The Company’s 6% Senior Notes due 2030, 5.25% Senior Notes due 2027, 4.5% Senior Notes due 2032, term loans and revolver borrowings outstanding at January 3, 2026, as described in Note 11 have a fair value based on market valuation from third-party banks. The carrying amount for the Company’s other debt is not deemed to be significantly different than the fair value. See Note 18 for financial instruments' fair values.

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

Entities are required to report all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies.  If the hedged exposure is a cash flow exposure, the gain or loss on the derivative instrument is reported initially as a component of other comprehensive loss (outside of earnings) and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. Hedge accounting treatment ceases if or when the hedge transaction is no longer probable of occurring or the hedge relationship correlation no longer qualifies for hedge accounting.

(18)    Revenue Recognition

The Company recognizes revenue on sales when control of the promised finished product is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the finished product. Service revenues are recognized when the service occurs. Certain customers may be required to prepay prior to shipment in order to maintain payment protection against certain foreign and domestic sales.  These amounts are recorded as unearned revenue and recognized when control of the promised finished product is transferred to the Company’s customer. See Note 23 to the consolidated financial statements.

(19)    Related Party Transactions

The Company has a limited liability company agreement with a wholly-owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (the “DGD Joint Venture”). The Company has related party sale transactions and loan transactions with the DGD Joint Venture.  See Note 24 for further information on the Company’s related party transactions.

(20)    Foreign Currency Translation and Remeasurement

Foreign currency translation is included as a component of accumulated other comprehensive loss and reflects the adjustments resulting from translating the foreign currency denominated financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company’s foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at fiscal year end exchange rates, including intercompany foreign currency transactions that are of long-term investment nature. Income and expense items are translated at average exchange rates occurring during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains/(losses) in determining net income. The Company incurred net foreign currency translation gains/(losses) of approximately $296.7 million, $(417.1) million and $142.7 million in fiscal 2025, 2024 and 2023, respectively.

(21)    Subsequent Events

The Company evaluates subsequent events from the end of the most recent fiscal year through the date the consolidated financial statements are issued.

NOTE 2.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

(in thousands)	December 31, 2025	December 31, 2024
Assets:
Cash	$195,765	$353,446
Total current assets	1,199,194	1,137,821
Property, plant and equipment, net	3,702,254	3,868,943
Other assets	139,765	100,307
Total assets	$5,236,978	$5,460,517
Liabilities and members' equity:
Revolver	$—	$—
Total current portion of long term debt	29,487	29,809
Total other current liabilities	332,256	319,688
Total long term debt	677,671	707,158
Total other long term liabilities	17,748	17,195
Total members' equity	4,179,816	4,386,667
Total liabilities and member's equity	$5,236,978	$5,460,517

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues:
Operating revenues	$4,596,830	$5,065,592	$6,990,622
Expenses:
Total costs and expenses excluding lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	4,500,398	4,309,768	5,925,778
Lower of cost or market (LCM) inventory valuation adjustment	(140,085)	175,934	60,871
Depreciation, amortization and accretion expense	266,887	264,992	230,921
Operating income/(loss)	(30,370)	314,898	773,052
Other income	9,321	22,114	10,317
Interest and debt expense, net	(46,340)	(38,673)	(49,857)
Income before income tax expense	$(67,389)	$298,339	$733,512
Income tax expense	1,066	175	752
Net income/(loss)	$(68,455)	$298,164	$732,760

As of January 3, 2026, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2.1 billion on the Consolidated Balance Sheet. The Company has recorded approximately $(48.8) million, $149.1 million and $366.4 million in equity in net income/(loss) of Diamond Green Diesel for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blenders tax credits of $1.00 were extended as is until December 31, 2024, a new Sustainable Aviation Fuel (“SAF”) blenders tax credit was introduced effective for 2023 and 2024, and a new Clean Fuels Production Credit (the “CFPC”) was created effective from 2025 through 2027. Under the IR Act, Section 40B, SAF, blended with Jet A and sold on or before December 31, 2024, receives a base credit of $1.25 per gallon plus $0.01 for each percentage point by which the lifecycle greenhouse gas (“GHG”) emissions reduction percentage exceeds 50% up to a maximum supplementary amount of $0.50. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel (adjusted for inflation each calendar year) multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility that meets the prevailing wage requirements and apprenticeship requirements. Similarly, SAF produced during calendar year 2025 at a qualified facility that meets the apprenticeship and prevailing wage requirements receives a base credit of $1.75 (adjusted for inflation each calendar year) multiplied by the GHG emissions factor for SAF. In contrast to the blenders tax credit, the CFPC requires that production must take place in the United States. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions. With respect to the CFPC, the OBBBA extends the credit for two years through December 31, 2029, reduces the maximum credit rate for SAF to $1.00 per gallon (adjusted for inflation each calendar year) for gallons produced after December 31, 2025, and, beginning in 2026 all eligible transportation fuel must be derived exclusively from feedstocks produced or grown in the U.S., Mexico or Canada. Furthermore, on July 21, 2025, the Internal Revenue

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Service released Notice 2025-37, announcing the 2025 calendar year inflation adjustment factor for several green energy credits added to the Internal Revenue Code by the IR Act, including the CFPC. Specifically, the base credit for on-road transportation fuel is increased to $1.06 per gallon (from $1.00 per gallon) and SAF is increased to $1.86 per gallon (from $1.75 per gallon) provided the fuel is produced at a qualified facility meeting the prevailing wage and apprenticeship requirements. These revised base credits, subject to the aforementioned emission reduction percentages, are applicable for on-road transportation fuel and SAF produced and sold in calendar year 2025 (i.e., there is a retroactive effective date of January 1, 2025).

In fiscal 2025, fiscal 2024 and fiscal 2023, the DGD Joint Venture recorded approximately $0.6 billion, $1.3 billion and $1.2 billion, respectively of production tax credits and blenders tax credits, net of discount and broker fees related to Darling's portion, respectively. The Company received approximately $367.7 million, $179.8 million and $163.6 million for each of the years ended January 3, 2026, December 28, 2024 and December 30, 2023, in dividend distributions from the DGD Joint Venture. In addition, during fiscal year 2025, 2024 and 2023, the Company made capital contributions to the DGD Joint Venture of approximately $328.2 million, $90.0 million and $75.0 million, respectively.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

NOTE 3.    ACQUISITIONS

Joint Venture with Tessenderlo Group NV

On December 10, 2025, Darling entered into a definitive agreement with Tessenderlo Group NV, a public limited company organized under the laws of Belgium (“Tessenderlo”), to form a joint venture. The definitive agreement is the Master Contribution Agreement (the “Contribution Agreement”) and is among Darling, Darling Global Holdings Inc., a Delaware corporation and wholly owned subsidiary of Darling, Tessenderlo, and NewCo Collagen LLC, a Delaware limited liability company (“NewCo”). Under the Contribution Agreement, Darling and Tessenderlo have agreed to contribute certain of their assets and liabilities related to their respective collagen and gelatin business segments into NewCo in exchange for equity interests in NewCo, and upon the closing of the transaction, Darling will have an 85% equity interest and Tessenderlo will have a 15% equity interest in NewCo. The completion of the transaction contemplated by the Contribution Agreement is subject to all required regulatory approvals and certain other closing conditions.

UPI Bovinos NewCo

On December 8, 2025, Darling submitted a bid of approximately R$620 million, including the payoff of secured debt of approximately R$60 million with little to no working capital (approximately USD$114 million at the exchange rate of R$5.44:USD$1.00 at January 3, 2026), to purchase all of the shares of UPI Bovinos NewCo (“UPI Bovinos”) as a binding offer that was accepted by the shareholders of UPI Bovinos. Darling’s offer was part of a competitive bidding process, as the parent company of UPI Bovions is in bankruptcy in Brazil. On January 14, 2026, upon the closing of the competitive bidding process and according to the public notice, Darling was declared the winner in the process of acquisition of UPI Bovinos. The completion of the transaction is subject to entry into a definitive agreement and all regulatory approvals.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

a weighted average life of 11.4 years and $8.5 million in trade name with a life of 5 years for a total weighted average life of approximately 11.3 years.

As a result of the Gelnex Acquisition, effective March 31, 2023, the Company began including the operations of the Gelnex Acquisition in the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the Gelnex Acquisition had occurred on January 1, 2023 for the period presented (unaudited) (in thousands):

Twelve Months Ended
December 30, 2023
Net sales	6,886,347
Net income	663,168
The Company notes that pro forma results of operations for the Miropasz Acquisition discussed above and the immaterial acquisitions discussed below have not been presented because the effect of each acquisition individually or in the aggregate is not deemed material to revenues, total assets and net income of the Company for any period presented.

The Company made other immaterial acquisitions in fiscal 2025 and fiscal 2024.

The Company incurred acquisition and integration costs of approximately $15.9 million, $7.8 million and $13.9 million for the twelve months ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.

NOTE 4. INVENTORIES

A summary of inventories follows (in thousands):

	January 3, 2026	December 28, 2024
Finished product	$295,670	$335,116
Work in process	78,458	92,762
Raw material	45,084	38,117
Supplies and other	108,526	110,842
	$527,738	$576,837

The Company’s work in process represents inventory in the Food Ingredients segment that is in various stages of processing.

NOTE 5.    ASSETS HELD FOR SALE

A disposal group (assets and liabilities to be sold) are classified as held for sale once all applicable criteria under U.S. GAAP have been satisfied, including when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable and the Company expects to complete the sale within one year. Upon classifying a disposal group as held for sale, the Company measures the disposal group at the lower of its carrying value or fair value less costs to sell and long-lived assets in the disposal group are not depreciated. Based on these criteria, at January 3, 2026, the Company has classified certain assets and liabilities from disposal groups within the Feed and Food segments as assets held for sale. The carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheet are as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

January 3, 2026
Assets:
Accounts receivable, net	$26,493
Inventories	64,683
Other current assets	4,381
Property plant and equipment, net	24,377
Goodwill	20,293
Other assets	7,469
Total assets	147,696
Valuation allowance	(4,217)
Total assets held for sale	$143,479

Liabilities:
Accounts payable, principally trade	$4,152
Accrued expenses	11,635
Other current liabilities	1,143
Other noncurrent liabilities	8,155
Total liabilities to be disposed of	$25,085

Net assets held for sale	$118,394

Upon classification as assets held for sale, we recognized impairment charges of approximately $28.2 million within restructuring and asset impairment charges in the consolidated statement of operations. This was comprised of goodwill impairment charges of approximately $19.0 million, intangible asset impairment charges of approximately $4.6 million, other asset impairment charges of approximately $0.4 million and a valuation allowance to adjust the carrying value of the disposal group to the fair value less cost to sell of approximately $4.2 million. The Company evaluated the disposal groups and concluded that the disposal groups did not represent a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the disposal groups have not been classified as discontinued operations.

NOTE 6.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows (in thousands):

	January 3, 2026	December 28, 2024
Land	$212,229	$203,511
Buildings and improvements	1,087,611	1,023,697
Machinery and equipment	3,468,796	3,097,409
Vehicles	534,113	517,858
Aircraft	10,313	10,313
Construction in process	474,689	440,651
	5,787,751	5,293,439
Accumulated depreciation	(2,991,612)	(2,579,770)
	$2,796,139	$2,713,669
Depreciation expense for the three years ended January 3, 2026, December 28, 2024 and December 30, 2023, was approximately $403.5 million, $391.6 million and $377.2 million, respectively.

NOTE 7.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 3, 2026	December 28, 2024
Indefinite Lived Intangible Assets
Trade names	$52,251	$51,050
	52,251	51,050
Finite Lived Intangible Assets:
Collection routes	739,833	714,801
Customer relationships	315,652	278,920
Permits	325,663	316,038
Trade names	19,205	82,401
Royalty, product development, patents, consulting, land use rights, non-compete and leasehold agreements	20,121	22,337
	1,420,474	1,414,497
Accumulated Amortization:
Collection routes	(311,198)	(254,164)
Customer relationships	(79,315)	(44,476)
Permits	(217,728)	(189,500)
Trade names	(11,932)	(72,549)
Royalties, product development, patents, consulting, land use rights, non-compete and leasehold agreements	(7,549)	(6,446)
	(627,722)	(567,135)
Total Intangible assets, less accumulated amortization	$845,003	$898,412

Gross intangible collection routes, customer relationships, permits, trade names and other intangibles changed primarily due to retirements and impairments of approximately $82.9 million, and the remaining change is due to foreign currency exchange impact. Amortization expense for the three years ended January 3, 2026, December 28, 2024 and December 30, 2023, was approximately $105.0 million, $112.2 million and $124.8 million, respectively. Amortization expense for the next five fiscal years is estimated to be $104.2 million, $104.0 million, $94.4 million, $95.8 million and $92.3 million.

NOTE 8.    GOODWILL

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at December 30, 2023
Goodwill	$1,487,236	$900,707	$147,223	$2,535,166
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,471,322	897,537	115,643	2,484,502
Goodwill acquired during year	62,802	—	4,114	66,916
Measurement period adjustments	—	(9,147)	—	(9,147)
Foreign currency translation	(96,361)	(116,562)	(6,755)	(219,678)
Balance at December 28, 2024
Goodwill	1,453,677	774,998	144,582	2,373,257
Accumulated impairment losses	(15,914)	(3,170)	(31,580)	(50,664)
	1,437,763	771,828	113,002	2,322,593
Goodwill impairment during year	(1,967)	(17,025)	—	(18,992)
Goodwill classified as assets held for sale	(20,293)	—	—	(20,293)
Foreign currency translation	73,803	87,459	14,461	175,723
Balance at January 3, 2026
Goodwill	1,507,187	862,457	159,043	2,528,687
Accumulated impairment losses	(17,881)	(20,195)	(31,580)	(69,656)
	$1,489,306	$842,262	$127,463	$2,459,031

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. In fiscal 2025 and 2024, the Company performed a quantitative approach to value the reporting

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

units containing goodwill and indefinite-lived intangible assets at October 25, 2025 and October 26, 2024, respectively. Based on the Company’s annual impairment testing, we concluded the fair values of the Company’s reporting units containing goodwill exceeded the related carrying values. Upon meeting the criteria for classification of certain of the Company’s assets as held for sale, the Company recorded goodwill impairment charges of approximately $19.0 million.

NOTE 9.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	January 3, 2026	December 28, 2024
Compensation and benefits	$170,312	$139,011
Accrued operating expenses	87,055	73,239
Short-term acquisition hold-backs (Note 3)	17,500	38,620
Short-term contingent consideration (Note 18)	—	28,862
Other accrued expenses	210,631	209,563
	$485,498	$489,295

NOTE 10.    LEASES

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

The components of operating lease expense included in cost of sales and operating expenses and selling, general and administrative expenses were as follows (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Operating lease expense	$70,452	$64,848	$56,078
Short-term lease costs	34,434	36,363	36,762
Total lease cost	$104,886	$101,211	$92,840

Other information (in thousands, except lease terms and discount rates):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71,792	$65,840	$58,924

Operating right-of-use assets, net	$223,705	$210,692

Operating lease liabilities, current	$61,745	$62,761
Operating lease liabilities, non-current	162,362	152,327
Total operating lease liabilities	$224,107	$215,088

Weighted average remaining lease term - operating leases	5.34 years	5.74 years
Weighted average discount rate - operating leases	5.03%	4.87%

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Future annual minimum lease payments and finance lease commitments as of January 3, 2026 were as follows (in thousands):

Period Ending Fiscal	Operating Leases	Finance Leases
2026	$68,437	$2,074
2027	59,327	1,756
2028	47,371	1,278
2029	34,512	875
2030	15,403	1
Thereafter	25,305	—
Total undiscounted lease payments	250,355	5,984
Less amounts representing interest	(26,248)	(195)
Lease obligations included in current and long-term liabilities	$224,107	$5,789

The Company’s finance lease assets are included in property, plant and equipment and the finance lease obligations are included in the Company’s current and long-term debt obligations on the Consolidated Balance Sheet.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 11. DEBT

Debt consists of the following (in thousands):

	January 3, 2026	December 28, 2024
Amended Credit Agreement:
Revolving Credit Facility ($162.2 million and zero denominated in € at January 3, 2026 and December 28, 2024, respectively)	$601,150	$267,000

Term A facility	895,500	—
Less unamortized deferred loan costs	(3,846)	—
Carrying value Term A facility	891,654	—

Term A-1 facility	—	397,000
Less unamortized deferred loan costs	—	(366)
Carrying value Term A-1 facility	—	396,634

Term A-2 facility	—	471,875
Less unamortized deferred loan costs	—	(509)
Carrying value Term A-2 facility	—	471,366

Term A-3 facility	—	297,750
Less unamortized deferred loan costs	—	(560)
Carrying value Term A-3 facility	—	297,190

Term A-4 facility	—	481,250
Less unamortized deferred loan costs	—	(664)
Carrying value Term A-4 facility	—	480,586

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premiums	(4,725)	(5,605)
Carrying value 6% Senior Notes due 2030	995,275	994,395

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(1,345)	(2,322)
Carrying value 5.25% Senior Notes due 2027	498,655	497,678

4.5% Senior Notes due 2032 - Denominated in euro with effective interest of 4.7%	881,250	—
Less unamortized deferred loan costs - Denominated in euro	(9,781)	—
Carrying value 4.5% Senior Notes due 2032	871,469	—

3.625% Senior Notes due 2026 - Denominated in euro with effective interest of 3.83%	—	536,733
Less unamortized deferred loan costs - Denominated in euro	—	(1,542)
Carrying value 3.625% Senior Notes due 2026	—	535,191

Other Notes and Obligations	79,257	101,958
	3,937,460	4,041,998
Less Current Maturities	75,217	133,020
	$3,862,243	$3,908,978

As of January 3, 2026, the Company had €138.0 million outstanding debt under the revolving credit facility denominated in euros and €750.0 million outstanding debt under the Company’s 4.5% Senior Notes due 2032 denominated in euros. See below for discussion relating to the Company’s debt agreements. In addition, at January 3, 2026, the Company had finance lease obligations denominated in euros of approximately €4.2 million.

As of January 3, 2026, the Company had other notes and obligations of approximately $79.3 million that consist of various overdraft facilities of approximately $52.6 million, European notes of approximately $14.3 million, Brazilian notes of approximately $6.6 million and other debt of approximately $5.8 million, including the euro denominated finance lease obligations above and U.S. finance lease obligations of approximately $0.9 million.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Senior Secured Credit Facilities. On June 25, 2025, Darling, Darling International Canada Inc. (“Darling Canada”) and Darling International NL Holdings B.V. (“Darling NL”) and Darling Ingredients International Holding B.V. (“Darling Holding”) entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated the Company’s then existing Second Amended and Restated Credit Agreement dated January 6, 2014 (as amended from time to time, the “Previous Credit Agreement”), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto. The Amended Credit Agreement refinanced the loans and commitments outstanding under the Previous Credit Agreement and provides for senior secured credit facilities in the aggregate principal amount of $2.9 billion comprised of (i) the Company’s $900.0 million six-year term A facility (partially comprised of $395.0 million term A-1 facility and $296.3 million term A-3 facility which, in each case, were cashlessly rolled from the Previous Credit Agreement) and (ii) the Company’s $2.0 billion five-year revolving credit facility (up to $50.0 million (as such amount may be increased to an amount not exceeding $150.0 million to the extent consented to by the applicable issuing banks) of which will be available for a letter of credit subfacility and up to $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the Canadian Overnight Repo Rate Average (CORRA) for borrowings denominated in Canadian dollars or the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings, in each case plus 1.50% per annum or (ii) the alternative base rate (ABR) for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.50% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups and step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A facility equals the adjusted term SOFR plus 1.75% per annum or ABR plus 0.75% subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50% for SOFR borrowings and a minimum 0.50% for ABR borrowings.

As of January 3, 2026, the Company had (i) $4.0 million outstanding under the revolver at base rate plus a margin of 0.50% per annum for a total of 7.25%, (ii) $435.0 million outstanding under the revolver at SOFR plus a margin of 1.50% per annum for a total of 5.22141% per annum, (iii) $895.5 million outstanding under the term A facility at SOFR plus a margin of 1.75% per annum for a total of 5.47141% per annum, and (iv) €138.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.50% per annum for a total of 3.43001% per annum. As of January 3, 2026, the Company had revolving credit facility availability of $1.3 billion, taking into account amounts borrowed, ancillary facilities of $73.6 million and letters of credit issued of $0.8 million. The Company also has foreign bank guarantees of approximately $12.5 million that are not part of the Company’s Amended Credit Agreement at January 3, 2026. The Company capitalized approximately $8.0 million of deferred loan costs as of January 3, 2026 in connection with the Amended Credit Agreement.
The Amended Credit Agreement contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The Amended Credit Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on Darling and its restricted subsidiaries, (b) certain negative covenants that generally limit the ability of Darling and its restricted subsidiaries, subject to various exceptions, to, among other things, incur indebtedness and liens, enter into mergers and other fundamental changes, engage in other lines of business, make investments, dispose of assets, make distributions to equity holders, make payments on certain indebtedness, enter into transactions with affiliates and amend material debt documents, (c) financial covenants, which include a maximum total leverage ratio and a minimum interest coverage ratio and (d) customary events of default (including a change of control) for financings of this type. Obligations under the Senior Secured Credit Facilities may be declared due and payable upon the occurrence and during the continuance of customary events of default.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

The 4.5% Notes will mature on July 15, 2032. The 4.5% Issuer pays interest on the 4.5% Notes on January 15 and July 15 of each year commencing on January 15, 2026. Interest on the 4.5% Notes accrues at a rate of 4.5% per annum and is payable in cash. The 4.5% Notes are guaranteed by Darling and all of Darling’s restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that are borrowers under or guarantee the Senior Secured Credit Facilities (collectively, the “4.5% Guarantors”). The 4.5% Notes and the guarantees thereof are senior unsecured obligations of the 4.5% Issuer and the 4.5% Guarantors and rank equally in right of payment to all of the 4.5% Issuer's and the 4.5% Guarantors’ existing and future senior indebtedness. The 4.5% Indenture contains covenants limiting Darling’s ability and the ability of its restricted subsidiaries (including the 4.5% Issuer) to, among other things: grant liens to secure indebtedness and merge with or into other companies or otherwise dispose of all or substantially all of their assets. The 4.5% Indenture also requires any non-guarantor restricted subsidiary that is a borrower under or that guarantees the Senior Secured Credit Facilities or, if the Senior Secured Credit Facilities are not outstanding, incurs certain material indebtedness, to guarantee the notes, unless such non-guarantor restricted subsidiary is a foreign subsidiary, receivables entity or another exception applies. These covenants include significant exceptions and qualifications. The 4.5% Indenture does not directly restrict the issuer or the guarantors from incurring indebtedness, paying dividends or making other distributions, repurchasing Darling’s capital stock, or making investments. The Company capitalized approximately $10.3 million of deferred loan costs as of January 3, 2026 in connection with the 4.5% Notes.
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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

As of January 3, 2026, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 4.5% Indenture, the 6% Indenture and the 5.25% Indenture.

Maturities of long-term debt at January 3, 2026 are as follows (in thousands):

Contractual Debt Payment
2026	$75,867
2027	512,762
2028	10,005
2029	11,895
2030	1,612,177
Thereafter	1,734,451
$3,957,157

NOTE 12.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	January 3, 2026	December 28, 2024
Accrued pension liability less amounts included in liabilities to be disposed of (Note 5 and Note 16)	$17,015	$17,676
Reserve for self-insurance, litigation, environmental and tax matters (Note 21)	68,795	80,757
Long-term acquisition hold backs (Note 3)	98,461	104,684
Other	5,183	5,233
	$189,454	$208,350

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

NOTE 13.    INCOME TAXES

U.S. and foreign income before income taxes are as follows (in thousands):

	January 3, 2026	December 28, 2024	December 30, 2023
United States	$(165,040)	$(17,062)	$399,378
Foreign	226,066	264,570	320,579
Income before income taxes	$61,026	$247,508	$719,957

Income tax expense/(benefit) attributable to income before income taxes consists of the following (in thousands):

	January 3, 2026	December 28, 2024	December 30, 2023
Current:
Federal	$(213)	$287	$1,574
State	1,875	1,956	1,336
Foreign	92,154	81,704	104,997
Total current	93,816	83,947	107,907
Deferred:
Federal	(86,252)	(121,872)	(22,868)
State	(5,846)	(1,643)	(28,511)
Foreign	(11,077)	1,231	3,040
Total deferred	(103,175)	(122,284)	(48,339)
	$(9,359)	$(38,337)	$59,568

As further described in Note 26, New Accounting Pronouncements, the Company has elected to prospectively adopt the guidance in Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective rate in accordance with the guidance in ASU No. 2023-09 (in thousands, except percentages):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 3, 2026
	Amount	Percent
U.S. federal statutory tax rate	$12,816	21.0%

State and local income taxes, net of federal effect (1)	(3,640)	(6.0)%

Foreign tax effects
Belgium	2,120	3.5%
Brazil
Non-taxable change in contingent payment liability	6,115	10.0%
Deductible outside basis difference	(12,720)	(20.8)%
Withholding taxes	15,397	25.2%
Change in tax law	12,703	20.8%
Changes in valuation allowance	11,764	19.3%
Other	(2,046)	(3.3)%
Canada
Statutory rate differential	(3,400)	(5.6)%
Provincial income taxes	6,476	10.6%
Deferred tax on unremitted foreign earnings	2,162	3.5%
Other	(76)	(0.1)%
Germany
Local income taxes	3,674	6.0%
Other	(2,003)	(3.3)%
Netherlands
Statutory rate differential	2,625	4.3%
Tax credits – withholding taxes	(15,838)	(25.9)%
Tax credits – Brazil tax sparing	(5,088)	(8.3)%
Nondeductible goodwill impairment	4,159	6.8%
Changes in valuation allowance	2,144	3.5%
Other	3,483	5.7%
Other foreign jurisdictions	1,951	3.2%
Effects of cross – border tax laws	953	1.6%
Tax credits
Biofuel tax incentives	(59,625)	(97.7)%
Other	(153)	(0.2)%
Nontaxable or nondeductible items
Nondeductible compensation expenses	2,843	4.7%
Other	2,705	4.4%
Changes in unrecognized tax benefits	(285)	(0.5)%
Other adjustments	1,425	2.3%
Effective tax rate	$(9,359)	(15.3)%

(1) Louisiana, Illinois, Texas, California, Minnesota, Iowa and Indiana represent the majority of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 28, 2024 and December 30, 2023 in accordance with the guidance prior to the adoption of ASU 2023-09. Income tax expense/(benefit) for the years ended December 28, 2024 and December 30, 2023, differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	December 28, 2024	December 30, 2023
Computed "expected" tax expense	$51,977	$151,191
Change in valuation allowance	50,231	27,713
Non-deductible compensation expenses	3,443	5,779
Deferred tax on unremitted foreign earnings	1,897	3,686
Foreign rate differential	13,817	16,607
Withholding taxes	(4,063)	(4,696)
Change in uncertain tax positions	(2,594)	(3,477)
State income taxes, net of federal benefit	(9,786)	(20,868)
Biofuel tax incentives	(127,081)	(125,006)
Global intangible low taxed income	1,882	14,943
Change in contingent payment liability	(16,029)	(655)
Change in tax law	—	(5,890)
Equity compensation windfall	(341)	(2,241)
Other, net	(1,690)	2,482
	$(38,337)	$59,568

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2026 and December 28, 2024 are presented below (in thousands):

	January 3, 2026	December 28, 2024
Deferred tax assets:
Loss contingency reserves	$14,427	$14,099
Employee benefits	14,221	13,715
Pension liability	3,397	3,307
Interest expense carryforwards	98,885	87,702
Tax loss carryforwards	519,940	417,119
Tax credit carryforwards	6,125	2,771
Operating lease liabilities	58,718	56,484
Inventory	11,701	9,705
Accrued liabilities and other	63,959	62,800
Total gross deferred tax assets	791,373	667,702
Less valuation allowance	(115,163)	(86,927)
Net deferred tax assets	676,210	580,775

Deferred tax liabilities:
Intangible assets amortization, including tax deductible goodwill	(290,426)	(256,453)
Property, plant and equipment depreciation	(153,948)	(192,280)
Investment in DGD Joint Venture	(326,010)	(316,993)
Operating lease assets	(58,516)	(55,221)
Tax on unremitted foreign earnings	(40,173)	(16,492)
Other	(23,162)	(13,990)
Total gross deferred tax liabilities	(892,235)	(851,429)
Net deferred tax liability	$(216,025)	$(270,654)

Amounts reported on Consolidated Balance Sheets:
Non-current deferred tax asset	$24,536	$22,368
Non-current deferred tax liability	(240,561)	(293,022)
Net deferred tax liability	$(216,025)	$(270,654)

At January 3, 2026, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.7 billion which can be carried forward indefinitely. The Company had interest expense carryforwards of approximately $426.4 million and $205.4 million for federal and state income tax purposes, which may be carried forward indefinitely. The Company had approximately $729.3 million of net operating loss

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

carryforwards for state income tax purposes, $549.8 million of which expire in 2026 through 2055 and $179.5 million of which can be carried forward indefinitely. The Company had foreign net operating loss carryforwards of approximately $384.9 million, $34.7 million of which expire in 2026 through 2038 and $350.2 million of which can be carried forward indefinitely. Also at January 3, 2026, the Company had U.S. federal and state tax credit carryforwards of approximately $3.9 million. As of January 3, 2026, the Company also had a valuation allowance of $115.2 million due to uncertainties in its ability to utilize certain of its state net operating loss and credit carryforwards, foreign net operating loss carryforwards and other foreign deferred tax assets.

At January 3, 2026, the Company had unrecognized tax benefits of approximately $9.9 million. All of the unrecognized tax benefits would favorably impact the Company’s effective tax rate if recognized. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of income tax expense. As of January 3, 2026, interest and penalties related to unrecognized tax benefits were $2.7 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	January 3, 2026	December 28, 2024
Balance at beginning of Year	$10,752	$13,872
Change in tax positions related to current year	(4,015)	(4,600)
Change in tax positions related to prior years	3,165	1,480
Change in tax positions due to settlement with tax authorities	—	—
Expiration of the statute of limitations	—	—
Balance at end of year	$9,902	$10,752

In fiscal 2025, the Company’s major taxing jurisdictions are U.S. (federal and state), Belgium, Brazil, Canada, China, France, Germany, the Netherlands and Poland. The Company is subject to regular examination by various tax authorities. Although the final outcome of these examinations is not yet determinable, the Company does not anticipate that any of the examinations will have a significant impact on the Company’s results of operations or financial position. The statute of limitations for the Company’s major jurisdictions is open for varying periods, but is generally closed through the 2013 tax year.

The Company expects to have access to its offshore earnings with minimal to no additional U.S. tax impact. Therefore, the Company does not consider these earnings to be permanently reinvested offshore. As of January 3, 2026, a deferred tax liability of approximately $40.2 million has been recorded for any incremental taxes, including foreign withholding taxes, that are estimated to be incurred when those earnings are distributed to the U.S. in future years.

On August 16, 2022 the U.S. government enacted the IR Act that includes a new 15% alternative minimum tax based upon financial statement income (“book minimum tax”), a 1% excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The provisions of the IR Act are generally effective for periods after December 31, 2022. The blender tax credits, which are refundable excise tax credits, expired on December 31, 2024. The CFPC, a transferable income tax credit, becomes effective from 2025.

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

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material effect on the Company’s results or financial position in 2025. We are currently

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

evaluating the changes, such as foreign feedstock restrictions and a reduction of the SAF elevated, base rate with respect to the CFPC, that become effective beginning in 2026.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate income tax of 15% for companies with global revenues above certain thresholds (referred to as Pillar 2) that has been agreed upon in principle by over 140 countries. While it is not expected that the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted Pillar 2 legislation or are in the process of introducing legislation to implement Pillar 2. Although the framework provides model rules for applying the minimum tax, countries may enact Pillar 2 differently than the model rules and on different timelines and may adjust their domestic tax incentives in response to Pillar 2. Since the Company does not have significant operations in foreign jurisdictions with tax rates below the 15% minimum, Pillar 2 did not have a material impact in 2025. On January 5, 2026, the OECD approved changes to the model rules that included the introduction of a “side-by-side” rule which would exempt U.S.-parented companies from certain aspects of the global minimum tax regime. We are evaluating the potential consequences of Pillar 2 and the side-by-side rule on our longer-term financial position.

NOTE 14.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed on June 21, 2024 up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions and extended to August 13, 2026. During fiscal 2025, fiscal 2024 and fiscal 2023, the Company repurchased approximately $34.7 million, $34.3 million and $52.9 million, including commissions, of its common stock in the open market, respectively. As of January 3, 2026, the Company has approximately $460.3 million remaining under the share repurchase program.

On May 9, 2017, the shareholders approved the Company’s 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”).  The 2017 Omnibus Plan replaced the Company’s 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) for future grants. Under the 2017 Omnibus Plan, the Company can grant stock options, stock appreciation rights, non-vested and restricted stock (including performance stock), restricted stock units (including performance units), other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  Initially, there were up to 20,166,500 common shares available under the 2017 Omnibus Plan for grants to participants in any plan year (as such term is defined in the 2017 Omnibus Plan).  Some of those shares have been issued pursuant to prior award agreements and some are subject to outstanding awards as detailed in the tables below.  To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2017 Omnibus Plan.  The 2017 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third-party service providers of the Company and to encourage them to have a financial interest in the Company.  The 2017 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors.  The Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards as provided in the 2017 Omnibus Plan.  For each of fiscal 2025, 2024 and 2023, the Committee adopted an executive compensation program that includes a long-term incentive component (the “LTIP”) for the Company’s key employees, as a subplan under the terms of the 2017 Omnibus Plan. For each of the fiscal 2025, 2024 and 2023 LTIPs, participants received (i) performance share units (“PSUs”) tied to a three-year, forward looking performance metric and (ii) restricted stock units (“RSUs”) that vest 33.33% on the first, second and third anniversaries of grant. The principal purpose of the LTIP is to encourage the participants to enhance the value of the Company and, hence, the price of the Company’s stock and the stockholders' return.  In addition, the LTIP is designed to create retention incentives for the individual and to provide an opportunity for increased equity ownership by participants. See “Stock Option Awards”, “Non-vested Stock and Restricted Stock Unit Awards” “Fiscal 2025 LTIP PSU Awards”, “Fiscal 2024 LTIP PSU Awards” and “Fiscal 2023 LTIP PSU Awards” below for more information regarding the stock options, PSUs and RSUs granted and outstanding at January 3, 2026. At January 3, 2026, the number of common shares available for issuance under the 2017 Omnibus Plan was 4,019,941.

At January 3, 2026, $8.8 million of total future equity-based compensation expense (determined using the Black-Scholes option pricing model and Monte Carlo model for non-vested stock grants with performance based incentives) related to outstanding non-vested options and stock awards is expected to be recognized over a weighted average period of 1.2 years.

The following is a summary of stock-based compensation awards granted and/or outstanding during the years ended January 3, 2026, December 28, 2024 and December 30, 2023.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

A summary of all stock option activity during fiscal 2023, 2024 and 2025, and outstanding as of the end of each such fiscal year is as follows:

	Number of shares	Weighted-avg. exercise price per share	Weighted-avg. remaining contractual life
Options outstanding at December 31, 2022	2,756,587	$17.23	4.3 years
Granted	—	—
Exercised	(223,000)	20.43
Forfeited	(2,212)	26.54
Expired	—	—
Options outstanding at December 30, 2023	2,531,375	16.94	3.3 years
Granted	—	—
Exercised	(119,651)	18.20
Forfeited	(7,257)	19.12
Expired	—	—
Options outstanding at December 28, 2024	2,404,467	16.87	2.4 years
Granted	—	—
Exercised	(356,146)	15.47
Forfeited	(6,328)	14.04
Expired	—	—
Options outstanding at January 3, 2026	2,041,993	$17.12	1.8 years
Options exercisable at January 3, 2026	2,041,993	$17.12	1.8 years

For the years ended January 3, 2026 and December 28, 2024, the amount of cash received from the exercise of options was approximately $0.4 million in each such year and the related tax benefit was approximately $0.2 million and $0.7 million, respectively. For the years ended December 30, 2023 the amount of cash received from the exercise of options was less than $0.1 million and the related tax benefit was approximately $1.2 million. The total intrinsic value of options exercised for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 was approximately $6.5 million, $2.8 million and $9.5 million, respectively.  The fair value of shares vested for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 was approximately $21.8 million, $20.7 million and $33.0 million, respectively.  At January 3, 2026, the aggregate intrinsic value of options outstanding was approximately $41.9 million and the aggregate intrinsic value of options exercisable was approximately $41.9 million.

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

Fiscal 2025 LTIP RSU awards and Restricted Stock awards. In fiscal 2025, the Committee granted 236,923 RSUs on January 3, 2025 under the Company’s 2025 LTIP. On January 3, 2025, the Committee also granted one of the

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

newly hired executive officers a one-time grant of 7,207 RSUs as part of his employment package that will vest in three equal installments on the first, second and third anniversaries of the grant date.

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

A summary of the Company’s non-vested stock and RSU award activity during fiscal 2023, 2024 and 2025, and outstanding as of the end of each such fiscal year, is as follows:

	Non-Vested, and RSU Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2022	170,249	$66.31
Shares granted	168,924	61.73
Shares vested	(70,251)	65.03
Shares forfeited	(3,270)	62.55
Stock awards outstanding December 30, 2023	265,652	63.78
Shares granted	162,913	49.01
Shares vested	(131,600)	63.45
Shares forfeited	(2,847)	43.72
Stock awards outstanding December 28, 2024	294,118	55.94
Shares granted	244,130	34.69
Shares vested	(143,425)	58.21
Shares forfeited	(29,627)	49.51
Stock awards outstanding January 3, 2026	365,196	$41.36

Fiscal 2025 LTIP PSU Awards. On January 3, 2025, the Committee granted 355,383 PSUs under the Company’s 2025 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average return on gross investment (ROGI) relative to the average ROGI of the Company’s performance peer group companies, and then are subject to modification based on the Company’s total shareholder return (“TSR”) over the three-year performance period relative to the TSR of the Company’s performance peer group companies, with all calculations being done in accordance with the terms of the award agreement, and with the earned award to be determined in the first quarter of fiscal 2028, after the final results for the relevant performance period are determined.

Fiscal 2024 LTIP PSU Awards. On January 3, 2024, the Committee granted 244,376 PSUs under the Company’s 2024 LTIP. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average ROGI relative to the average ROGI of the Company’s performance peer group companies, and then are subject to modification based on the Company’s TSR over the three-year performance period relative to the TSR of the Company’s performance peer group companies, with all calculations being done in accordance with the terms of the award agreement, and with the earned award to be determined in the first quarter of fiscal 2027, after the final results for the relevant performance period are determined.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

Under the 2025 LTIP, 2024 LTIP and 2023 LTIP, PSUs were granted at target level; however, actual awards may vary between 0% and 225% of the target number of PSUs, depending on the performance level achieved. In addition, the number of PSUs earned may be reduced (up to 30%) or increased (capped at the maximum payout) based on the Company’s TSR over the performance period.

A summary of the Company’s LTIP PSU award activity during fiscal 2023, 2024 and 2025, and outstanding as of the end of each such fiscal year, is as follows:

	LTIP PSU Shares	Weighted Average Grant Date Fair Value
LTIP PSU awards outstanding December 31, 2022	439,306	$50.58
Granted	186,918	66.67
Additional PSU awards vested from performance	263,221	31.80
Stock issued for PSUs	(473,824)	31.80
Forfeited	(11,078)	67.60
LTIP PSU awards outstanding December 30, 2023	404,543	67.33
Granted	244,376	53.43
Additional PSU awards vested from performance	142,600	61.12
Stock issued for PSUs	(257,918)	61.14
Forfeited	(9,316)	65.62
LTIP PSU awards outstanding December 28, 2024	524,285	62.24
Granted	355,383	37.70
Additional PSU awards vested from performance	58,670	75.13
Stock issued for PSUs	(160,770)	75.13
Forfeited	(28,304)	43.36
LTIP PSU awards outstanding January 3, 2026	749,264	$49.55

The fair value of each PSU award under the Company’s 2025 LTIP, 2024 LTIP and 2023 LTIP was estimated on the date of grant using a Monte Carlo model with the following weighted average assumptions for fiscal 2025, fiscal 2024 and fiscal 2023.

Weighted Average	2025	2024	2023
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.27%	4.03%	4.13%
Expected term	3.00 years	3.00 years	2.98 years
Expected volatility	40.7%	41.9%	49.6%

Nonemployee Director Restricted Stock Unit and Deferred Stock Unit Awards.  The Company has historically paid a portion of the annual compensation package provided to its non-employee directors in equity, which since fiscal 2014 has been in the form of restricted stock units. During fiscal 2025, fiscal 2024 and fiscal 2023, each non-employee director received $150,000 of restricted stock units, with directors appointed after the annual meeting receiving a prorated portion of such amount. The number of restricted stock units issued is calculated using the closing price of the Company’s stock on the date of grant. The award vests (and is no longer subject to forfeiture) on the first to occur of (i) the first anniversary of the grant date, (ii) the grantee’s separation from service as a result of death or disability, or (iii) a change of control. The award will become “payable” in shares of the Company’s stock in a single lump sum payment as soon as possible following a grantee’s separation from service, subject to a grantee’s right to elect earlier distributions under certain circumstances. If a grantee ceases to be a director for any

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

reason other than death or disability prior to vesting, the grantee will receive a prorated amount of the award up to the date of separation. Beginning in fiscal 2022, non-employee directors may also elect to receive all or a portion of their cash fees in the form of deferred stock units (“DSUs”), which are payable in shares of the Company’s common stock.

A summary of the Company’s non-employee director RSU and DSU award activity during fiscal 2023, 2024 and 2025, and outstanding as of the end of each such fiscal year, is as follows:

	Director RSUs and Director DSUs Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding December 31, 2022	208,934	$27.94
Shares granted	30,676	59.36
Shares where the restriction lapsed	(70,475)	24.69
Shares forfeited	(1,007)	61.01
Stock awards outstanding December 30, 2023	168,128	34.84
Shares granted	38,027	44.62
Shares where the restriction lapsed	(31,351)	28.46
Shares forfeited	(2,640)	44.52
Stock awards outstanding December 28, 2024	172,164	38.01
Shares granted	51,197	33.54
Shares where the restriction lapsed	(19,364)	48.47
Shares forfeited	(956)	34.31
Stock awards outstanding January 3, 2026	203,041	$35.90

NOTE 15.    COMPREHENSIVE INCOME/(LOSS)

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

In fiscal 2025, fiscal 2024 and fiscal 2023, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by FASB ASC Topic 323.

The components of other comprehensive income/(loss) and the related tax impacts for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 are as follows (in thousands):

	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Year Ended December 30, 2023
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$1,669	$(650)	$1,019
Amortization of actuarial gain/(loss)	1,725	(427)	1,298
Amortization of prior service costs	(1)	—	(1)
Amortization of settlement	(58)	14	(44)
Other	12	—	12
Total defined benefit pension plans	3,347	(1,063)	2,284
Soybean meal option derivatives
Reclassified to earnings	(627)	159	(468)
Activity recognized in other comprehensive income (loss)	(3)	1	(2)
Total soybean meal derivatives	(630)	160	(470)
Heating oil swap derivatives at DGD
Activity recognized in other comprehensive income (loss)	45,268	(11,053)	34,215
Total heating oil derivatives	45,268	(11,053)	34,215
Corn option derivatives
Reclassified to earnings	(1,537)	390	(1,147)

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Activity recognized in other comprehensive income (loss)	1,627	(412)	1,215
Total corn options	90	(22)	68
Interest swap derivatives
Reclassified to earnings	(1,843)	448	(1,395)
Activity recognized in other comprehensive income (loss)	5,818	(1,414)	4,404
Total interest swap derivatives	3,975	(966)	3,009
Foreign exchange derivatives
Reclassified to earnings	(34,491)	11,822	(22,669)
Activity recognized in other comprehensive income (loss)	40,170	(13,769)	26,401
Total foreign exchange derivatives	5,679	(1,947)	3,732
Foreign currency translation	140,618	(967)	139,651
Other comprehensive income/(loss)	$198,347	$(15,858)	$182,489
Year Ended December 28, 2024
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$2,323	$(568)	$1,755
Amortization of actuarial gain/(loss)	1,367	(326)	1,041
Amortization of prior service costs	23	(3)	20
Amortization of settlement	(10)	3	(7)
Total defined benefit pension plans	3,703	(894)	2,809
Soybean meal option derivatives
Reclassified to earnings	(33)	8	(25)
Activity recognized in other comprehensive income (loss)	—	—	—
Total soybean meal derivatives	(33)	8	(25)
Heating oil swap derivatives at DGD
Activity recognized in other comprehensive income (loss)	(43,567)	10,587	(32,980)
Total heating oil derivatives	(43,567)	10,587	(32,980)
Corn option derivatives
Reclassified to earnings	(947)	230	(717)
Activity recognized in other comprehensive income (loss)	819	(199)	620
Total corn options	(128)	31	(97)
Interest swap derivatives
Reclassified to earnings	(49,334)	11,988	(37,346)
Activity recognized in other comprehensive income (loss)	51,042	(12,403)	38,639
Total interest swap derivatives	1,708	(415)	1,293
Foreign exchange derivatives
Reclassified to earnings	980	(332)	648
Activity recognized in other comprehensive income (loss)	(61,120)	20,726	(40,394)
Total foreign exchange derivatives	(60,140)	20,394	(39,746)
Foreign currency translation	(417,537)	2,395	(415,142)
Other comprehensive income/(loss)	$(515,994)	$32,106	$(483,888)
Year Ended January 3, 2026
Defined Benefit Pension Plans
Actuarial gain/(loss) recognized	$6,065	$(1,526)	$4,539
Amortization of actuarial gain/(loss)	681	(165)	516
Amortization of prior service costs	24	3	27
Amortization of settlement	5,551	(1,353)	4,198
Other	22	—	22
Total defined benefit pension plans	12,343	(3,041)	9,302
Heating oil swap derivatives at DGD
Activity recognized in other comprehensive income (loss)	12,078	(2,936)	9,142
Total heating oil derivatives	12,078	(2,936)	9,142
Corn option derivatives
Reclassified to earnings	385	(94)	291
Activity recognized in other comprehensive income (loss)	(257)	63	(194)
Total corn options	128	(31)	97
Interest swap derivatives
Reclassified to earnings	13,550	(3,293)	10,257
Activity recognized in other comprehensive income (loss)	(19,456)	4,728	(14,728)
Total interest swap derivatives	(5,906)	1,435	(4,471)
Foreign exchange derivatives
Reclassified to earnings	(1,322)	453	(869)
Activity recognized in other comprehensive income (loss)	53,412	(18,302)	35,110

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Total foreign exchange derivatives	52,090	(17,849)	34,241
Foreign currency translation	298,296	(5,963)	292,333
Other comprehensive income/(loss)	$369,029	$(28,385)	$340,644

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023	Statement of Operations Classification
Derivative instruments
Soybean meal option derivatives	$—	$33	$627	Total net sales
Foreign exchange derivatives	1,322	(980)	34,491	Total net sales
Corn option derivatives	(385)	947	1,537	Cost of sales and operating expenses
Interest rate swap derivatives	(13,550)	49,334	1,843	Foreign currency gain/(loss) and interest expense
	(12,613)	49,334	38,498	Total before tax
	2,934	(11,894)	(12,819)	Income taxes
	(9,679)	37,440	25,679	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(24)	$(23)	$1	(a)
Amortization of actuarial loss	(681)	(1,367)	(1,725)	(a)
Amortization of settlement	(5,551)	10	58	(a)
	(6,256)	(1,380)	(1,666)	Total before tax
	1,515	326	413	Income taxes
	(4,741)	(1,054)	(1,253)	Net of tax
Total reclassifications	$(14,420)	$36,386	$24,426	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 16 Employee Benefit Plans for additional information.

The following table presents changes in each component of accumulated comprehensive loss as of January 3, 2026 as follows (in thousands):

	Fiscal Year Ended January 3, 2026
	Foreign Currency	Derivative	Defined Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/(loss) December 28, 2024, attributable to Darling, net of tax	$(648,827)	$(23,825)	$(11,589)	$(684,241)
Other comprehensive income before reclassifications	292,333	29,330	4,561	326,224
Amounts reclassified from accumulated other comprehensive income/(loss)	—	9,679	4,741	14,420
Net current-period other comprehensive income/(loss)	292,333	39,009	9,302	340,644
Noncontrolling interest	(4,408)	—	—	(4,408)
Accumulated Other Comprehensive income/(loss) January 3, 2026, attributable to Darling, net of tax	$(352,086)	$15,184	$(2,287)	$(339,189)

NOTE 16.    EMPLOYEE BENEFIT PLANS

The Company has retirement and pension plans covering a substantial number of its domestic and foreign employees. Most retirement benefits are provided by the Company under separate final-pay noncontributory and contributory defined benefit and defined contribution plans for all salaried and hourly employees (excluding those covered by union-sponsored plans) who meet service and age requirements. Although various defined benefit formulas exist for employees, generally these are based on length of service and earnings patterns during employment. Effective January 1, 2012, the Company’s Board of Directors authorized the Company to proceed with the restructuring of its domestic retirement benefit program to include the closing of Darling’s domestic salaried and hourly defined benefit plans to new participants as well as the freezing of service and wage accruals thereunder effective December 31, 2011 (a curtailment of these plans for financial reporting purposes) and the enhancing of benefits under the Company’s domestic defined contribution plans. During the second quarter of fiscal 2025, the Company terminated two of the Company’s domestic defined pension plans, resulting in a curtailment and a settlement for financial reporting purposes.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Company maintains defined contribution plans both domestically and at its foreign entities. The Company’s matching portion and annual employer contributions to the Company’s domestic defined contribution plans for fiscal 2025, 2024 and 2023 were approximately $26.5 million, $15.4 million and $17.6 million, respectively. The Company’s matching portion and annual employer contributions to the Company’s foreign defined contribution plans for fiscal 2024, 2023 and 2022 were approximately $10.7 million, $9.4 million and $10.2 million, respectively.

The Company recognizes the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s balance sheet, with changes in the funded status recognized through comprehensive income/(loss) in the year in which they occur. The Company uses the month-end date of December 31 as the measurement date for all of the Company’s defined benefit plans, which is the closest month-end to the Company’s fiscal year-end. The following table sets forth the plans’ funded status for the Company’s domestic and foreign defined benefit plans and amounts recognized in the Company’s Consolidated Balance Sheets based on the measurement date (December 31, 2025 and December 31, 2024) (in thousands):

	January 3, 2026	December 28, 2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$165,305	$172,354
Plan acquisition	—	82
Service cost	3,114	3,171
Interest cost	6,847	7,640
Employee contributions	423	353
Plan combinations	—	1,715
Actuarial (gain)/loss	(393)	(4,736)
Benefits paid	(8,644)	(10,068)
Effect of curtailment	(14)	—
Effect of settlement	(34,100)	(1,614)
Other (gain)/loss	5,349	(3,592)
Projected benefit obligation at end of period	137,887	165,305

Change in plan assets:
Fair value of plan assets at beginning of period	151,698	155,412
Actual return on plan assets	11,468	4,853
Employer contributions	3,559	3,671
Employee contributions	423	353
Plan combinations	—	1,747
Benefits paid	(8,644)	(10,068)
Effect of settlement	(34,100)	(1,614)
Other gain/(loss)	3,336	(2,656)
Fair value of plan assets at end of period	127,740	151,698

Funded status	(10,147)	(13,607)
Net amount recognized	$(10,147)	$(13,607)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$9,806	$5,348
Current liability	(1,640)	(1,279)
Noncurrent liability	(18,313)	(17,676)
Net amount recognized	$(10,147)	$(13,607)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$2,654	$16,212
Prior service cost	232	(983)
Net amount recognized (a)	$2,886	$15,229

(a) Amounts do not include deferred taxes of $0.6 million and $3.6 million at January 3, 2026 and December 28, 2024, respectively.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The amounts included in “Other” in the above table reflect the impact of foreign currency exchange translation for plans in Brazil, Belgium, Canada, France, Germany, Japan, Netherlands, Poland and United Kingdom. The Company’s domestic pension plan benefits comprise approximately 58% and 67% of the projected benefit obligation for fiscal 2025 and fiscal 2024, respectively. Additionally, the Company has made required and tax deductible discretionary contributions to its domestic pension plans in fiscal 2025 and fiscal 2024 of approximately $0.3 million and $0.4 million, respectively. The Company made required tax deductible discretionary contributions to its foreign pension plans in fiscal 2025 and fiscal 2024 of approximately $3.3 million and $3.3 million, respectively.

A significant component of the overall decrease in the Company’s benefit obligation for the fiscal year ended December 31, 2025 was from the effect of terminating domestic pension plans as compared to December 31, 2024.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows (in thousands):

	January 3, 2026	December 28, 2024
Projected benefit obligation	$26,448	$43,258
Accumulated benefit obligation	23,583	40,661
Fair value of plan assets	6,539	24,412

The Company’s service cost component of net periodic pension cost is included in compensation costs while all components of net periodic pension cost other than the service cost component are included in the line item “Other income/(expense), net” in the Company’s Consolidated Statements of Operations.

Net pension cost includes the following components (in thousands):

	January 3, 2026	December 28, 2024	December 30, 2023
Service cost	$3,114	$3,171	$2,714
Interest cost	6,847	7,640	7,836
Expected return on plan assets	(6,209)	(7,228)	(7,958)
Net amortization and deferral	705	1,390	1,724
Curtailment	(14)	—	—
Settlement	5,551	(10)	(58)
Net pension cost	$9,994	$4,963	$4,258
Weighted average assumptions used to determine benefit obligations were:

	January 3, 2026	December 28, 2024	December 30, 2023
Discount rate	4.67%	4.84%	4.62%
Rate of compensation increase	0.63%	0.61%	0.61%

Weighted average assumptions used to determine net periodic benefit cost for the employee benefit pension plans were:

	January 3, 2026	December 28, 2024	December 30, 2023
Discount rate	4.61%	3.55%	4.26%
Rate of increase in future compensation levels	0.81%	0.57%	0.57%
Expected long-term rate of return on assets	5.31%	5.30%	5.72%

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

Consideration was made to the long-term time horizon for the (U.S. and Canada’s) plans’ benefit obligations as well as the related asset class mix in determining the expected long-term rate of return. Historical returns are also considered, over the long-term time horizon, in determining the expected return. Considering the overall asset mix of approximately 100% fixed income following declining equity exposure since the implementation of the dynamic asset allocation glide path (the “Glide Path”) for the U.S. plans, the Company believes it is reasonable to expect a long-term weighted average rate of return of 6.0% for the (U.S. and Canada’s) plans’ investments as a whole. The remaining foreign plans' assets are principally invested under insurance contracts arrangements which have weighted average expected long-term rate of returns of 2.7%.

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

The investment guidelines are based upon an investment horizon of greater than ten years; therefore, interim fluctuations are viewed with this perspective. The strategic asset allocation is based on this long-term perspective and the plans’ funded status. However, because the participants’ average age is somewhat older than the typical average plan age, consideration is given to retaining some short-term liquidity. Analysis of the cash flow projections of the plans indicates that benefit payments will continue to exceed contributions. The results of a thorough asset-liability study completed during 2012 established the Glide Path by which the U.S. plans’ asset allocations were determined. The Glide Path designated intervals based on funded status which contained a corresponding allocation to equities/real assets and fixed income. As the U.S. plans' funded status improved, the allocations became more conservative, and the opposite was true when the funded status declined. With two of the U.S. plans terminated in fiscal 2025 and the last U.S. plan exhibiting a funded state of over 100% on an accounting basis, the investment strategy for this plan was changed from the Glide Path strategy into a liability or fixed income driven investment strategy. Based on the plan’s funded status, the asset allocation was adjusted to 100% fixed income, which is in line with the range outlined by the liability drive investment strategy.

Fixed Income	90% - 100%
Equities	0% - 10%

The diversified asset allocation will invest in securities with a goal to outpace inflation and preserve their value. The securities in this allocation may consist of inflation-indexed bonds, securities of real estate companies, commodity index-linked notes, fixed-income securities, securities of natural resource companies, master limited partnerships, publicly-listed infrastructure companies, and floating rate debt and equities.

All investment objectives are expected to be achieved over a market cycle anticipated to be a period of five to seven years. Reallocations are performed on a regular basis to retain target allocation ranges.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The following table presents fair value measurements for the Company’s defined benefit plans’ assets as categorized using the fair value hierarchy under FASB authoritative guidance (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Balances as of December 28, 2024
Fixed Income:
Long Term	$91,016	$91,016	$—	$—
Short Term	2,905	2,905	—	—
Equity Securities:
Domestic equities	19,290	19,290	—	—
International equities	17,727	17,727	—	—
Insurance contracts	20,760	—	18,777	1,983
Totals	$151,698	$130,938	$18,777	$1,983

Balances as of January 3, 2026
Fixed Income:
Long Term	$85,192	$85,192	$—	$—
Short Term	5,430	5,430	—	—
Equity Securities:
Domestic equities	3,893	3,893	—	—
International equities	9,621	9,621	—	—
Insurance contracts	23,604	—	21,639	1,965
Totals	$127,740	$104,136	$21,639	$1,965

The majority of the U.S. and Canada plan pension assets are invested in mutual funds; however, some assets are invested in collective investments trusts (“CIT”) or pooled separate accounts (“PSA”) which have similar mutual fund counterparts. CIT and PSA accounts are generally used to access lower fund management expenses when compared to their mutual fund counterparts. The mutual funds are generally invested in institutional shares, retirement shares, or A-shares with no loads. The fair value of each mutual fund, CIT, and PSA is based on the market value of the underlying investments. The majority of the foreign pension assets are held under insurance contracts where the investment risk for the accumulated benefit obligation rests with the insurer, which the Company has no specific detailed asset information.

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed due to the following:

Insurance
(in thousands of dollars)	Contracts
Balance as of December 30, 2023	$2,018
Unrealized gains (losses) relating to instruments still held in the reporting period.	83
Purchases, sales, and settlements	—
Exchange rate changes	(118)
Balance as of December 28, 2024	1,983
Unrealized gains (losses) relating to instruments still held in the reporting period.	(260)
Purchases, sales, and settlements	—
Exchange rate changes	242
Balance as of January 3, 2026	$1,965

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

Based on current actuarial estimates, the Company expects to make payments of approximately $4.0 million to meet funding requirements for its domestic and foreign pension plans in fiscal 2026.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending	Pension Benefits
2026	$10,014
2027	10,058
2028	10,846
2029	10,785
2030	11,014
Years 2031 – 2035	51,268

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

Pension	EIN Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions			Expiration Date of Collective Bargaining
Fund	Plan Number	2025	2024	Implemented	2025	2024	2023	Agreement
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	No	$1,218	$1,465	$1,443	May 2030 (b)
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243 / 001	Red	Red	Yes	484	513	714	July 2028 (c)
All other multiemployer plans					1,618	1,626	1,476
		Total Company Contributions			$3,320	$3,604	$3,633

(a)     As of its most recent public filing, the Central States, Southeast and Southwest Areas Pension Plan (Central States) was in the critical or red zone. In January 2023, however, the Pension Benefit Guaranty Corporation (PBGC) provided $35.8 billion in Special Financial Assistance (SFA) funds to Central States under the American Rescue Plan Act of 2021. Due to this SFA funding, Central States is still considered critical or red zone until 2051 per the PBGC even though funding status would otherwise be green.

(b)     The Company has several processing plants that participate in the Western Conference of Teamsters Pension Plan under collective bargaining agreements that require minimum funding contributions. Certain of these agreements have expired and are being negotiated while others have expiration dates through May 30, 2030.

(c)     The Company has several processing plants that participate in the Central States, Southeast and Southwest Areas Pension Plan under collective bargaining agreements that require minimum funding contributions. The agreements have expiration dates through July 1, 2028.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

With respect to the other multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the Pension Protection Act of 2006. The Company’s portion of contributions to all plans amounted to $3.3 million, $3.6 million and $3.6 million for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.

The Company has withdrawal liabilities recorded on five U.S. multiemployer plans in which it participated. As of January 3, 2026, the Company has an aggregate accrued liability of approximately $4.3 million representing the present value of scheduled withdrawal liability payments on the remaining multiemployer plans that have given notices of withdrawals. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At January 3, 2026, the Company had foreign currency forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, soybean meal option contracts, soybean oil option contracts, other commodity forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

Cash Flow Hedges

In fiscal 2023, the Company entered into interest rate swaps that are designated as cash flow hedges. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. In July 2025, the Company designated interest rate swaps as cash flow hedges. The notional amount of these swaps totaled $900.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.656% while receiving the 1-month SOFR rate. Under the terms of the interest rate swaps, the Company hedged a portion of its variable rate debt into the second quarter of 2027. At January 3, 2026, the aggregate fair value of these interest rate swaps was approximately $2.2 million. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 28, 2024, the aggregate fair value of these interest rate swaps was approximately $4.2 million. These amounts are included in other current assets, other assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2023, the Company also entered into cross currency swaps that were designated as cash flow hedges to hedge the Company's intercompany loans. During the second quarter of 2025, the intercompany loans and cross currency swaps were settled. At January 3, 2026 and December 28, 2024, the aggregate fair value of these cross currency swaps was approximately zero and $22.2 million, respectively. At December 28, 2024, these amounts are included in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2025, fiscal 2024 and fiscal 2023, the Company entered into foreign exchange option and forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. At January 3, 2026, the aggregate fair value of these foreign exchange contracts was approximately $15.3 million. These amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At December 28, 2024, the aggregate fair value of these foreign exchange contracts was approximately $32.6 million, respectively. These amounts are included in other assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The Company may enter into corn option and forward contracts that are considered cash flow hedges to hedge a portion of its forecasted sales of BBP. At January 3, 2026 and December 28, 2024, the aggregate fair value of the corn contracts was approximately zero and $0.1 million, respectively. These amounts are included in other current assets and accrued expenses on the balance sheet.

The Company may enter into soybean meal forward contracts, natural gas swap contracts and heating oil swap and option contracts from time to time. There were no open designated soybean meal forward, natural gas swap or heating oil swap and option contracts entered into by the Company at January 3, 2026 and December 28, 2024, respectively.

At January 3, 2026, the Company had the following outstanding forward contract amounts that were entered into to hedge the future payments of intercompany note transactions, foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	357,062	Euro	52,829
Brazilian real	1,845,023	U.S. Dollar	319,202
Euro	15,432	U.S. Dollar	18,084
Euro	91,420	Polish zloty	387,055
Euro	9,537	Japanese yen	1,734,164
Euro	20,567	Chinese renminbi	170,255
Euro	16,339	Australian dollar	28,900
Euro	5,347	British pound	4,700
Polish zloty	77,077	Euro	18,214
Polish zloty	920	U.S. dollar	256
British pound	198	U.S. dollar	265
Japanese yen	141,745	U.S. dollar	918
U.S. dollar	376	Japanese yen	58,096
Australian dollar	252	U.S. dollar	169

The above foreign currency contracts had an aggregate fair value of approximately $17.6 million and are included in other current assets and accrued expenses at January 3, 2026.

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at January 3, 2026 into earnings over the next 12 months will be approximately $23.7 million. As of January 3, 2026, $4.1 million has been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the year ended January 3, 2026, December 28, 2024 and December 30, 2023 (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		For The Year Ended
Derivatives not designated as hedging instruments	Location	January 3, 2026	December 28, 2024	December 30, 2023
Foreign exchange	Foreign currency loss/(gain)	$(730)	$(3,466)	$(2,031)
Foreign exchange	Net sales	(789)	966	(1,789)
Foreign exchange	Cost of sales and operating expenses	193	(270)	(294)
Foreign exchange	Selling, general and administrative expense	(21,539)	16,908	(7,109)
Interest rate swap	Interest Expense	(961)	—	—
Corn options and futures	Net sales	—	652	1,945
Corn options and futures	Cost of sales and operating expenses	(323)	(1,295)	(3,085)
Heating oil swaps and options	Selling, general and administrative expense	—	—	49
Soybean meal	Net sales	(475)	—	282
Soybean oil	Net sales	4,190	—	—
Other Commodities	Selling, general and administrative expense	(957)	—	—
Total		$(21,391)	$13,495	$(12,032)

At January 3, 2026, the Company had forward purchase agreements in place for purchases of approximately $261.1 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

NOTE 18.    FAIR VALUE MEASUREMENT

FASB authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements including guidance related to nonrecurring measurements of nonfinancial assets and liabilities.

The following tables present the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of January 3, 2026 and December 28, 2024 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at January 3, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$23,590	$—	$23,590	$—
Total Assets	23,590	—	23,590	—

Liabilities
Derivative liabilities	2,631	—	2,631	—
Total Liabilities	$2,631	$—	$2,631	$—

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

		Fair Value Measurements at December 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$30,693	$—	$30,693	$—
Total Assets	30,693	—	30,693	—

Liabilities
Derivative liabilities	41,920	—	41,920	—
Contingent consideration	28,862	—	—	28,862
Total Liabilities	$70,782	$—	$41,920	$28,862

Derivative assets and liabilities primarily consist of the Company’s corn option and future contracts, soybean meal and soybean oil forward and option contracts, foreign currency forward and option contracts, interest rate swap contracts and cross currency swap contracts which represent the difference between the observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instrument’s term, notional amount and credit risk.  See Note 17 Derivatives for discussion on the Company’s derivatives.

The fair value measurement of contingent consideration liability uses significant unobservable inputs (level 3). Through the quarter ended March 29, 2025, we estimated the fair value of the FASA Group (“FASA”) contingent consideration using a Monte Carlo simulation methodology from a third-party that includes simulating the forecasted net income or earnings plus interest expense, taxes, depreciation and amortization (“EBITDA”) using a Geometric Brownian Motion in a risk-neutral framework. The assumptions used in the FASA contingent consideration analysis included in EBITDA volatility, credit spread, risk-free rate and exchange rate. Significant increases and decreases in these inputs could result in a significantly lower or higher fair value measurement of the FASA contingent consideration. At January 3, 2026, no Monte Carlo model was used as the contingent consideration period had elapsed and actual EBITDA was known and the contingent considerations was paid to the seller in September 2025 per the latest calculation. The seller had a certain amount of time to approve the contingent consideration. As of January 3, 2026, the seller has disputed the calculation and as of the date of this report no resolution has been determined; however, the Company does not believe it owes any additional contingent consideration amount at this time. The changes in contingent consideration are due to the following:

(in thousands of dollars)	Contingent Consideration
Balance as of December 30, 2023	$86,495
Total included in earnings during period	(46,706)
Exchange rate changes	(10,927)
Balance as of December 28, 2024	28,862
Total included in earnings during period	18,024
Exchange rate changes	5,807
Payments	(52,693)
Balance as of January 3, 2026	$—

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

The fair value of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurements at January 3, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior Notes	$1,015,100	$—	$1,015,100	$—
5.25% Senior Notes	499,000	—	499,000	—
4.5% Senior Notes	890,063	—	890,063	—
Term loan A	891,023	—	891,023	—
Revolver	592,133	—	592,133	—
Total Liabilities	$3,887,319	$—	$3,887,319	$—

		Fair Value Measurements at December 28, 2024 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior Notes	$982,500	$—	$982,500	$—
5.25% Senior Notes	490,000	—	490,000	—
3.625% Senior Notes	534,908	—	534,908	—
Term loan A-1	395,015	—	395,015	—
Term loan A-2	469,516	—	469,516	—
Term loan A-3	296,261	—	296,261	—
Term loan A-4	478,844	—	478,844	—
Revolver	264,330	—	264,330	—
Total Liabilities	$3,911,374	$—	$3,911,374	$—

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

NOTE 19.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In fiscal 2025, the Company’s management decided to strategically realign certain operations in the feed segment. As a result, the Company incurred impairment charges of approximately $32.0 million and restructuring charges of approximately $0.2 million, which represented employee termination costs. In addition, the Company’s management determined a group of assets should be classified as assets held for sale as a result of meeting the classification criteria in the food segment. The Company incurred impairment charges of approximately $25.8 million upon classification of the food segment assets as held for sale.

In fiscal 2024, the Company’s management decided to close one feed segment location and transfer operations for optimization opportunities. The Company incurred restructuring charges of approximately $3.7 million, which included employee termination costs of approximately $1.0 million and other restructuring costs of approximately $2.7 million. In addition, the Company’s management decided to close operations at three food segment locations. As a result, the Company incurred restructuring charges of approximately $2.1 million, which included employee termination costs of approximately $1.7 million and other restructuring costs of approximately $0.4 million.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

In fiscal 2023, the Company incurred restructuring and asset impairment charges related to the Peabody, Massachusetts plant closure including employee termination and retention costs of approximately $5.4 million, asset impairment charges of approximately $1.8 million and other plant restructuring and closure costs of approximately $5.9 million within the food segment. Additionally in fiscal 2023, the Company’s food segment incurred other employee severance costs of approximately $1.3 million and other restructuring costs of $0.1 million related to closing down of a processing location in Europe and transferring the material to another processing location. The Company’s management also decided to close or transfer operations for optimization opportunities at three feed segment locations in the U.S. As a result, the Company incurred asset impairment charges of approximately $2.9 million and other closure restructuring costs of approximately $1.0 million. Additionally in fiscal 2023, the Company incurred approximately $0.1 million of employee termination costs in the feed segment related to closing down of a processing location in Europe and transferring the material to another processing location.

NOTE 20.    CONCENTRATION OF CREDIT RISK

Concentration of credit risk is generally limited due to the Company’s diversified customer base and the fact that the Company sells commodities. During fiscal year 2025, 2024 and 2023, approximately 20%, 17% and 20% of our total net sales were to the DGD Joint Venture. No single customer accounted for more than 10% of our accounts receivable at January 3, 2026 or December 28, 2024. See Note 24 for additional discussion of the Company’s transactions with the DGD Joint Venture.

NOTE 21.    CONTINGENCIES

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental and litigation. At January 3, 2026 and December 28, 2024, the reserves for insurance, regulatory, governmental, environmental and litigation reflected on the balance sheet in accrued expenses and other noncurrent liabilities was approximately $86.0 million and $97.1 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $27.1 million and $39.0 million as of January 3, 2026 and December 28, 2024, respectively, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates.  The Company believes that the likelihood is remote that any additional liability from the pending lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

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

NOTE 22.    BUSINESS SEGMENTS

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

The performance of the operating segments is evaluated based on segment income (loss) which includes all revenues, operating expenses and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses. The CODM uses segment income (loss) as the measure to make resource (including financial or capital resources) allocation decisions for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when evaluating performance for each segment and making decisions about capital allocation. Accounting policies have been applied consistently by all segments within the Company for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance. Our CODM is not provided with total assets by segment since we do not measure, evaluate the performance, or allocate capital resources on a segment basis. As a result, we have not disclosed any asset information by segment.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate (a)	Total
Fiscal Year Ended January 3, 2026
Total net sales	$3,990,088	$1,545,030	$600,759	$—	$6,135,877
Cost of sales and operating expenses	3,066,243	1,116,978	479,198	—	4,662,419
Gross Margin	923,845	428,052	121,561	—	1,473,458

Loss/(gain) on sale of assets	879	(685)	(534)	—	(340)
Selling, general and administrative expenses	309,112	133,809	33,615	74,622	551,158
Restructuring and asset impairment charges	32,120	25,840	—	—	57,960
Depreciation and amortization	348,502	117,298	36,355	6,349	508,504
Acquisition and integration costs	—	—	—	15,942	15,942
Change in fair value of contingent consideration	18,024	—	—	—	18,024
Equity in net loss of Diamond Green Diesel	—	—	(48,770)	—	(48,770)
Segment operating income/(loss)	215,208	151,790	3,355	(96,913)	273,440

Equity in net income of other unconsolidated subsidiaries	12,759	—	—	—	12,759
Segment income/(loss)	227,967	151,790	3,355	(96,913)	286,199

Total other expense (b)					(225,173)
Income before income taxes					$61,026

(a)    Included in corporate activities are general corporate expenses and the amortization of intangibles. Assets of corporate activities include cash, unallocated prepaid expenses, deferred tax assets, prepaid pension, and miscellaneous other assets.

(b)    Total other expense includes interest expense, loss on early retirement of debt, foreign currency gain (loss) and other income (expense). Interest expense, loss on early retirement of debt and foreign currency gain (loss) are separately disclosed on our Statement of Operations.

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 28, 2024
Total net sales	$3,675,609	$1,489,101	$550,465	$—	$5,715,175
Cost of sales and operating expenses	2,886,125	1,115,348	435,864	—	4,437,337
Gross Margin	789,484	373,753	114,601	—	1,277,838

Gain on sale of assets	(669)	(1,758)	(1,730)	—	(4,157)
Selling, general and administrative expenses	279,095	119,604	32,370	61,036	492,105
Restructuring and asset impairment charges	3,671	2,123	—	—	5,794
Depreciation and amortization	350,141	109,102	35,876	8,706	503,825
Acquisition and integration costs	—	—	—	7,842	7,842
Change in fair value of contingent consideration	(46,706)	—	—	—	(46,706)
Equity in net income of Diamond Green Diesel	—	—	149,082	—	149,082
Segment operating income/(loss)	203,952	144,682	197,167	(77,584)	468,217

Equity in net income of other unconsolidated subsidiaries	11,994	—	—	—	11,994
Segment income/(loss)	215,946	144,682	197,167	(77,584)	480,211

Total other expense (c)					(232,703)
Income before income taxes					$247,508

(c)    Total other expense includes interest expense, foreign currency gain (loss) and other income (expense). Interest expense and foreign currency gain (loss) are separately disclosed on our Statement of Operations.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Fiscal Year Ended December 30, 2023
Total net sales	$4,472,592	$1,752,065	$563,423	$—	$6,788,080
Cost of sales and operating expenses	3,385,859	1,310,581	446,620	—	5,143,060
Gross Margin	1,086,733	441,484	116,803	—	1,645,020

Loss/(gain) on sale of assets	814	(8,144)	(91)	—	(7,421)
Selling, general and administrative expenses	310,363	128,464	23,543	80,164	542,534
Restructuring and asset impairment charges	4,026	14,527	—	—	18,553
Depreciation and amortization	360,249	94,991	34,466	12,309	502,015
Acquisition and integration costs	—	—	—	13,884	13,884
Change in fair value of contingent consideration	(7,891)	—	—	—	(7,891)
Equity in net income of Diamond Green Diesel	—	—	366,380	—	366,380
Segment operating income/(loss)	419,172	211,646	425,265	(106,357)	949,726

Equity in net income of other unconsolidated subsidiaries	5,011	—	—	—	5,011
Segment income/(loss)	424,183	211,646	425,265	(106,357)	954,737

Total other expense (d)					(234,780)
Income before income taxes					$719,957

(d)    Total other expense includes interest expense, foreign currency gain (loss) and other income (expense). Interest expense and foreign currency gain (loss) are separately disclosed on our Statement of Operations.

Long-lived assets related to the Company’s operations by geography were as follows (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	January 3, 2026	December 28, 2024
	Long-Lived Assets	Long-Lived Assets
North America	$5,345,444	$5,518,153
Europe	1,429,431	1,344,033
China	119,926	115,152
South America	1,831,571	1,636,246
Other	19,044	17,453
Total	$8,745,416	$8,631,037

NOTE 23.    REVENUE

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

The following tables present the Company revenues disaggregated by geographic area and major product types by reportable segment for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 (in thousands):

	Year Ended January 3, 2026
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$3,039,422	$416,203	$—	$3,455,625
Europe	457,336	728,393	600,759	1,786,488
China	32,899	228,534	—	261,433
South America	445,132	125,759	—	570,891
Other	15,299	46,141	—	61,440
Total net sales	$3,990,088	$1,545,030	$600,759	$6,135,877

Major product types
Fats	$1,596,050	$183,545	$—	$1,779,595
Used cooking oil	445,494	—	—	445,494
Proteins	1,409,395	—	—	1,409,395
Bakery	195,444	—	—	195,444
Other rendering	295,700	—	—	295,700
Food ingredients	—	1,253,900	—	1,253,900
Bioenergy	—	—	600,759	600,759
Other	48,005	107,585	—	155,590
Total net sales	$3,990,088	$1,545,030	$600,759	$6,135,877

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 28, 2024
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,847,178	$402,693	$—	$3,249,871
Europe	414,839	661,756	550,465	1,627,060
China	28,409	238,059	—	266,468
South America	369,759	134,757	—	504,516
Other	15,424	51,836	—	67,260
Total net sales	$3,675,609	$1,489,101	$550,465	$5,715,175

Major product types
Fats	$1,303,828	$160,184	$—	$1,464,012
Used cooking oil	351,309	—	—	351,309
Proteins	1,484,581	—	—	1,484,581
Bakery	190,462	—	—	190,462
Other rendering	293,648	—	—	293,648
Food ingredients	—	1,232,521	—	1,232,521
Bioenergy	—	—	550,465	550,465
Other	51,781	96,396	—	148,177
Total net sales	$3,675,609	$1,489,101	$550,465	$5,715,175

	Year Ended December 30, 2023
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$3,696,423	$469,289	$—	$4,165,712
Europe	373,180	754,846	563,423	1,691,449
China	27,433	281,139	—	308,572
South America	362,657	171,425	—	534,082
Other	12,899	75,366	—	88,265
Total net sales	$4,472,592	$1,752,065	$563,423	$6,788,080

Major product types
Fats	$1,739,349	$164,730	$—	$1,904,079
Used cooking oil	497,657	—	—	497,657
Proteins	1,672,027	—	—	1,672,027
Bakery	255,214	—	—	255,214
Other rendering	243,525	—	—	243,525
Food ingredients	—	1,476,875	—	1,476,875
Bioenergy	—	—	563,423	563,423
Other	64,820	110,460	—	175,280
Total net sales	$4,472,592	$1,752,065	$563,423	$6,788,080

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

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized in fiscal 2025, 2024 and 2023 under these long-term supply contracts was approximately $143.6 million, $156.3 million, and $171.1 million, respectively, with the remaining performance obligations to be recognized in future periods (generally 2 years) of approximately $579.1 million.

NOTE 24.    RELATED PARTY TRANSACTIONS

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, the Company has recorded sales to the DGD Joint Venture of approximately $1.2 billion, $1.0 billion and $1.3 billion, respectively. At January 3, 2026 and December 28, 2024, the Company has approximately $33.7 million and $9.5 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated additional sales of approximately $51.6 million, $50.5 million and $79.4 million for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively to the DGD Joint Venture and deferred the Company’s portion of profit on those sales relating to inventory assets still remaining on the DGD Joint Venture's balance sheet at January 3, 2026, December 28, 2024 and December 30, 2023 of approximately $13.6 million, $3.7 million and $16.1 million, respectively.

Revolving Loan Agreement

On May 1, 2019, Darling through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”) entered into a revolving loan agreement (the “2019 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

available to the DGD Joint Venture in the amount of $50.0 million with each lender committed to $25.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2019 DGD Loan Agreement were at the applicable annum rate equal to the sum of (a) the LIBO Rate (meaning Reuters BBA Libor Rates Page 3750) on such day plus (b) 2.50%. On June 15, 2023, the DGD Lenders entered into a new revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture that replaced and superseded in its entirety the 2019 DGD Loan Agreement and pursuant to which the DGD Lenders have committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) Term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement expires on June 15, 2026. In December 2022, the DGD Joint Venture borrowed all $50.0 million available under the 2019 DGD Loan Agreement, including the Company’s full $25.0 million commitment, which was repaid in fiscal 2023. In January 2024, the DGD Joint Venture borrowed all $200.0 million available under the 2023 DGD Loan Agreement, including the Company’s full $100.0 million commitment, which was repaid in March 2024. In November 2025, The DGD Joint Venture borrowed $50.0 million or $25.0 million of the Company's portion of the commitment, which was repaid in December 2025. The DGD Joint Venture paid interest to the Company for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 of approximately $0.1 million, $1.6 million and $0.6 million, respectively. As of January 3, 2026 and December 28, 2024, zero was owed to Darling Green under the 2023 DGD Loan Agreement. This note receivable amount when outstanding is included in other current assets on the balance sheet and is included in investing activities on the cash flow statement.

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

NOTE 25.    CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

DARLING INGREDIENTS INC.
Notes to Consolidated Financial Statements (continued)

	Twelve Months Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$19,886	$(19,167)	$2,222
Cash paid during the year for:
Interest, net of capitalized interest	$202,957	$243,679	$261,321
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$82,492	$73,118	$79,462
Non-cash financing activities
Debt issued for assets	$157	$362	$3,827

The following table is a reconciliation of income tax payments made, net of refunds by the Company’s taxing jurisdictions for the fiscal year ended January 3, 2026.

Twelve Months Ended
January 3, 2026
Income tax payments (net of refunds):
United States
U.S. - Federal	$(10,421)
U.S. - State and local	(344)
Foreign
Belgium	8,872
Brazil	38,716
Canada - Federal	7,950
Canada - Ontario	4,009
China	9,987
Netherlands	(9,820)
Poland	2,989
Other	6,487
Total foreign	69,190
Total U.S. and foreign	$58,425

Cash payments made for income taxes, net of refunds for the years ended December 28, 2024 and December 30, 2023 was approximately $102.7 million and $152.7 million, respectively.

NOTE 26.    NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company's annual reporting periods beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company adopted this ASU in 2025 using the prospective method and the adoption did not have an impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2026. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).

Based on their assessment, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of January 3, 2026.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Items 401, 405 and 407 of Regulation S-K will appear in the sections entitled “Election of Directors,” “Our Management - Executive Officers and Directors,” “Delinquent Section 16 (a) Reports” and “Corporate Governance-Committees of the Board - Audit Committee” included in the Company’s definitive Proxy Statement relating to the 2026 annual meeting of stockholders, which will be filed no later than 120 days after January 3, 2026, and such information is incorporated herein by reference.

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

We have adopted an Insider Trading Policy and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2026 annual meeting of stockholders, which will be filed no later than 120 days after January 3, 2026, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of January 3, 2026, with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company’s security holders, and (ii) all compensation plans not previously approved by the Company’s security holders.  The table includes:

•the number of securities to be issued upon the exercise of outstanding options and granted non-vested stock;
•the weighted-average exercise price of the outstanding options and granted non-vested stock; and
•the number of securities that remain available for future issuance under the plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,359,494	(1)	$28.14	—
Equity compensation plans not approved by security holders	—		—	—
Total	3,359,494		$28.14	—

(1)    Includes shares underlying options that have been issued and granted non-vested stock pursuant to the Company’s 2012 Omnibus Incentive Plan and 2017 Omnibus Incentive Plan, each as approved by the Company’s stockholders.  See Note 14 of Notes to Consolidated Financial Statements included herein for information regarding the material features of the 2017 Omnibus Incentive Plan.

The information required by this Item with respect to Item 403 of Regulation S-K will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement relating to the 2026 annual meeting of stockholders, which will be filed no later than 120 days after January 3, 2026, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance - Independent Directors” included in the Company’s definitive Proxy Statement relating to the 2026 annual meeting of stockholders, which will be filed no later than 120 days after January 3, 2026, and such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear in the section entitled “Ratification of Selection of Independent Registered Public Accountant” included in the Company’s definitive Proxy Statement relating to the 2026 annual meeting of stockholders, which will be filed no later than 120 days after January 3, 2026, and such information is incorporated herein by reference.

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

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company, effective May 7, 2024 (filed as Exhibit 3.1 to the Company’s Form 10-Q filed August 7, 2024 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated July 7, 2025 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 7, 2025 and incorporated herein by reference).

4.1
Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed May 23, 2002 and incorporated herein by reference).

4.2
Senior Notes Indenture, dated as of June 24, 2025, by and among Darling Global Finance B.V., Darling Ingredients Inc., the subsidiary guarantors party thereto from time to time and Glas Trust Company LLC, as trustee, principal paying agent, principal transfer agent and principal registrar (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2025 and incorporated herein by reference).

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

4.5
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

4.9
Third Supplemental Indenture, dated as of June 20, 2023, by and among Darling Ingredients Inc., as issuer, the guarantors party thereto from time to time, and Truist Bank, as trustee (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2023 and incorporated by reference).

4.10	Description of Registered Securities (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 2, 2021 and incorporated by reference).

10.1
Third Amended and Restated Credit Agreement, dated as of June 25, 2025, by and among Darling Ingredients Inc., the other borrowers party thereto from time to time, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2025 and incorporated herein by reference).

10.2
Fourth Amended and Restated Security Agreement, dated as of June 25, 2025, by and among Darling Ingredients Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A, as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2025 and incorporated herein by reference).

10.3
Fourth Amended and Restated Guaranty Agreement, dated as of June 25, 2025, by and among Darling Ingredients Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2025 and incorporated herein by reference).

10.4
Fifth Amended and Restated Limited Liability Company Agreement, dated as of February 1, 2026, by and among Diamond Green Diesel Holdings LLC, Darling Green Energy LLC and Diamond Alternative Energy, LLC. (filed herewith).

10.5
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

10.7 *	Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 filed May 31, 2012 and incorporated herein by reference).

10.8 *	Amendment to Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.17 to the Company’s Current Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.9 *	Darling Ingredients Inc. 2017 Omnibus Incentive Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed May 9, 2017 and incorporated herein by reference).

10.10 *
Form of Global Performance Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023 and incorporated herein by reference).

10.11 *
Form of Stock Option Notice and Agreement for 2017 awards under the 2017 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2017 and incorporated herein by reference).

10.12 *
Form of Stock Option Notice and Agreement under the 2017 Omnibus Incentive Plan effective January 2018 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

10.13 *
Form of Global Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan effective January 2021 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2021 and incorporated herein by reference).

10.14 *
Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling International Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2014 and incorporated herein by reference).

10.15 *
Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling International Inc. 2017 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017 and incorporated herein by reference).

10.16 *	Non-Employee Director Compensation Program effective December 2021 (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 1, 2022 and incorporated herein by reference).

10.17 *	Non-Employee Director Compensation Program effective May 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2023 and incorporated herein by reference).

10.18 *
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

10.20 *
Employment Agreement, dated August 21, 2014, between Darling International Netherlands BV and J.M.I.M. (Jan) van der Velden (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2018 and incorporated herein by reference).

10.21 *	Form of Senior Executive Termination Benefits Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2023 and incorporated herein by reference).

10.22 *
Form of Indemnification Agreement between Darling International Inc. and its directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2008 and incorporated herein by reference).

10.23 *
General Release Agreement, dated October 6, 2025, by and between Darling Ingredients Inc. and Matt Jansen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 10, 2025 and incorporated herein by reference).

19.1	Insider Trading Policy (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Robert W. Day, the Chief Financial Officer of the Company (filed herewith).

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

97.1
Policy on Recoupment of Incentive Compensation Adopted November 5, 2023 (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K filed February 28, 2024 and incorporated herein by reference).

99.1	Consolidated Financial Statements of Diamond Green Diesel Holdings LLC and Subsidiary for the year ended December 31, 2025 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 3, 2026 and December 28, 2024; (ii) Consolidated Statements of Operations for the years ended January 3, 2026, December 28, 2024 and December 30, 2023; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended January 3, 2026, December 28, 2024 and December 30, 2023; (iv) Consolidated Statements of Stockholders’ Equity for the years ended January 3, 2026, December 28, 2024 and December 30, 2023; (v) Consolidated Statements of Cash Flows for the years ended January 3, 2026, December 28, 2024 and December 30, 2023; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The Exhibits are available upon request from the Company.

*	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARLING INGREDIENTS INC.

By:	/s/ Randall C. Stuewe
Randall C. Stuewe
Chairman of the Board and
Chief Executive Officer

Date:	March 3, 2026

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall C. Stuewe	Chairman of the Board and	March 3, 2026
Randall C. Stuewe	Chief Executive Officer
(Principal Executive Officer)

/s/ Robert W. Day	Chief Financial Officer	March 3, 2026
Robert W. Day	(Principal Financial Officer)

/s/ Joseph Manzi	Chief Accounting Officer	March 3, 2026
Joseph Manzi	(Principal Accounting Officer)

/s/ Charles Adair	Director	March 3, 2026
Charles Adair

/s/ Larry A. Barden	Director	March 3, 2026
Larry A. Barden

/s/ Linda Goodspeed	Director	March 3, 2026
Linda Goodspeed

/s/ Enderson Guimaraes	Director	March 3, 2026
Enderson Guimaraes

/s/ Randy L. Hill	Director	March 3, 2026
Randy L. Hill

/s/ Gary W. Mize	Director	March 3, 2026
Gary W. Mize

/s/ Soren Schroder	Director	March 3, 2026
Soren Schroder

/s/ Kurt Stoffel	Director	March 3, 2026
Kurt Stoffel