Form 10-Q
period 2026-04-04
DARLING INGREDIENTS INC.
filed 2026-05-08
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 4, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)
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

There were 158,927,363 shares of common stock, $0.01 par value, outstanding at May 4, 2026.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2026

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 4, 2026 and January 3, 2026
(in thousands, except share data)

	April 4, 2026	January 3, 2026
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$116,015	$88,671
Restricted cash	22,216	16,686
Accounts receivable, less allowance for credit losses of $14,958 at April 4, 2026 and $15,589 at January 3, 2026	632,246	609,492
Accounts receivable due from related party - Diamond Green Diesel	5,126	33,713
Inventories	577,571	527,738
Prepaid expenses	96,960	85,179
Income taxes refundable	6,976	8,281
Assets held for sale	128,043	143,479
Other current assets	61,035	40,127
Total current assets	1,646,188	1,553,366
Property, plant and equipment, less accumulated depreciation of $3,056,874 at April 4, 2026 and $2,991,612 at January 3, 2026	2,785,737	2,796,139
Intangible assets, less accumulated amortization of $640,980 at April 4, 2026 and $627,722 at January 3, 2026	832,109	845,003
Goodwill	2,488,216	2,459,031
Investment in unconsolidated subsidiaries	2,444,888	2,206,827
Operating lease right-of-use assets	220,710	223,705
Other assets	194,955	190,175
Deferred income taxes	28,258	24,536
	$10,641,061	$10,298,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$75,098	$75,217
Accounts payable, principally trade	356,209	371,084
Income taxes payable	17,689	16,018
Current operating lease liabilities	62,757	61,745
Liabilities to be disposed of	23,298	25,085
Accrued expenses	504,702	485,498
Total current liabilities	1,039,753	1,034,647
Long-term debt, net of current portion	4,050,689	3,862,243
Long-term operating lease liabilities	158,462	162,362
Other non-current liabilities	177,996	189,454
Deferred income taxes	269,868	240,561
Total liabilities	5,696,768	5,489,267
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 176,905,830 and 175,643,373 shares issued at April 4, 2026 and January 3, 2026, respectively	1,769	1,756
Additional paid-in capital	1,733,652	1,718,686
Treasury stock, at cost; 17,985,404 and 17,450,028 shares at April 4, 2026 and January 3, 2026, respectively	(746,114)	(719,280)
Accumulated other comprehensive loss	(322,411)	(339,189)
Retained earnings	4,209,251	4,074,938
Total Darling’s stockholders’ equity	4,876,147	4,736,911
Noncontrolling interests	68,146	72,604
Total stockholders’ equity	4,944,293	4,809,515
	$10,641,061	$10,298,782
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended April 4, 2026 and March 29, 2025
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales to third parties	$1,302,139	$1,162,642
Net sales to related party - Diamond Green Diesel	248,682	217,952
Total net sales	1,550,821	1,380,594
Costs and expenses:
Cost of sales and operating expenses (excludes depreciation and amortization, shown separately below)	1,145,900	1,069,243
Loss on sale of assets	203	62
Selling, general and administrative expenses	149,067	121,556
Restructuring and asset impairment charges	364	—
Acquisition and integration costs	4,970	1,534
Change in fair value of contingent consideration	—	5,441
Depreciation and amortization	130,909	123,835
Total costs and expenses	1,431,413	1,321,671
Equity in net income/(loss) of Diamond Green Diesel	107,363	(30,523)
Operating income	226,771	28,400

Other expense:
Interest expense	(54,117)	(57,967)
Foreign currency gain/(loss)	3,143	(1,362)
Other income/(expense), net	(3,010)	3,333
Total other expense	(53,984)	(55,996)

Equity in net income of other unconsolidated subsidiaries	2,895	2,628
Income/(loss) before income taxes	175,682	(24,968)

Income tax expense/(benefit)	38,626	(1,154)

Net income/(loss)	137,056	(23,814)

Net income attributable to noncontrolling interests	(2,743)	(2,346)

Net income/(loss) attributable to Darling	$134,313	$(26,160)

Basic income/(loss) per share	$0.85	$(0.16)
Diluted income/(loss) per share	$0.83	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three months ended April 4, 2026 and March 29, 2025
(in thousands)
(unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income/(loss)	$137,056	$(23,814)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	61,180	119,332
Pension adjustments	(63)	189
Commodities derivative adjustments	(48,671)	1,145
Interest rate swap adjustments	1,132	(1,235)
Foreign exchange derivative adjustments	5,125	19,574
Total other comprehensive income, net of tax	18,703	139,005
Total comprehensive income	$155,759	$115,191
Comprehensive income attributable to noncontrolling interests	4,668	860
Comprehensive income attributable to Darling	$151,091	$114,331

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended April 4, 2026 and March 29, 2025
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 3, 2026	158,193,345	$1,756	$1,718,686	$(719,280)	$(339,189)	$4,074,938	$4,736,911	$72,604	$4,809,515
Net income	—	—	—	—	—	134,313	134,313	2,743	137,056
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,032)	(5,032)
Acquisition of noncontrolling interests	—	—	(2,906)	—	—	—	(2,906)	(4,094)	(7,000)
Pension adjustments, net of tax	—	—	—	—	(63)	—	(63)	—	(63)
Commodities derivative adjustments, net of tax	—	—	—	—	(48,671)	—	(48,671)	—	(48,671)
Interest rate swap adjustments, net of tax	—	—	—	—	1,132	—	1,132	—	1,132
Foreign exchange derivative adjustments, net of tax	—	—	—	—	5,125	—	5,125	—	5,125
Foreign currency translation adjustments	—	—	—	—	59,255	—	59,255	1,925	61,180
Stock-based compensation	—	—	7,948	—	—	—	7,948	—	7,948
Treasury stock transactions	(535,376)	—	—	(26,834)	—	—	(26,834)	—	(26,834)
Issuance of common stock	1,262,457	13	9,924	—	—	—	9,937	—	9,937
Balances at April 4, 2026	158,920,426	$1,769	$1,733,652	$(746,114)	$(322,411)	$4,209,251	$4,876,147	$68,146	$4,944,293

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 28, 2024	158,897,470	$1,750	$1,720,877	$(672,710)	$(684,241)	$4,012,134	$4,377,810	$86,482	$4,464,292
Net income	—	—	—	—	—	(26,160)	(26,160)	2,346	(23,814)
Pension adjustments, net of tax	—	—	—	—	189	—	189	—	189
Commodities derivative adjustments, net of tax	—	—	—	—	1,145	—	1,145	—	1,145
Interest rate swap adjustments, net of tax	—	—	—	—	(1,235)	—	(1,235)	—	(1,235)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	19,574	—	19,574	—	19,574
Foreign currency translation adjustments	—	—	—	—	120,818	—	120,818	(1,486)	119,332
Issuance of non-vested stock	—	—	21	—	—	—	21	—	21
Stock-based compensation	—	—	(2,952)	—	—	—	(2,952)	—	(2,952)
Treasury stock transactions	(1,365,961)	—	—	(46,037)	—	—	(46,037)	—	(46,037)
Issuance of common stock	624,907	6	5,252	—	—	—	5,258	—	5,258
Balances at March 29, 2025	158,156,416	$1,756	$1,723,198	$(718,747)	$(543,750)	$3,985,974	$4,448,431	$87,342	$4,535,773

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended April 4, 2026 and March 29, 2025
(in thousands) (unaudited)

	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net income/(loss)	$137,056	$(23,814)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	130,909	123,835
Loss on sale of assets	203	62
Asset impairment	364	—
Change in fair value of contingent consideration	—	5,441
Deferred taxes	24,787	(9,500)
Increase/(decrease) in long-term pension liability	(191)	605
Stock-based compensation expense	7,948	(2,931)
Deferred loan cost amortization	1,297	1,429
Equity in net loss/(income) of Diamond Green Diesel and other unconsolidated subsidiaries	(110,258)	27,895
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	—	129,549
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,514	(383)
Income taxes refundable/payable	5,167	14,940
Inventories and prepaid expenses	(55,360)	(10,752)
Accounts payable and accrued expenses	19,937	(32,506)
Other	(16,415)	25,090
Net cash provided by operating activities	152,958	248,960
Cash flows from investing activities:
Capital expenditures	(94,773)	(62,979)
Acquisitions, net of cash acquired	(11,493)	—
Investment in Diamond Green Diesel	(190,145)	(150)
Loan to Diamond Green Diesel	(50,000)	—
Loan repayment from Diamond Green Diesel	50,000	—
Gross proceeds from disposal of property, plant and equipment and other assets	7,685	2,298
Proceeds from insurance settlement	—	10,173
Payments related to routes and other intangibles	—	(3)
Net cash used in investing activities	(288,726)	(50,661)
Cash flows from financing activities:
Proceeds from long-term debt	9,771	1,812
Payments on long-term debt	(3,518)	(16,277)
Borrowings from revolving credit facility	330,048	91,172
Payments on revolving credit facility	(121,707)	(203,207)
Net cash overdraft financing	(9,342)	(17,868)
Acquisition hold-back payments	(4,137)	—
Issuance of common stock	2,560	342
Repurchase of common stock	—	(34,668)
Minimum withholding taxes paid on stock awards	(20,625)	(6,536)
Net cash provided by/(used in) financing activities	183,050	(185,230)
Effect of exchange rate changes on cash	(22,594)	(6,213)
Net increase in cash, cash equivalents and restricted cash	24,688	6,856
Cash, cash equivalents and restricted cash at beginning of period	203,538	217,307
Cash, cash equivalents and restricted cash at end of period	$228,226	$224,163

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
April 4, 2026
(unaudited)

(1)General

The accompanying consolidated financial statements for the three month periods ended April 4, 2026 and March 29, 2025, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2026.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of April 4, 2026, and include the 13 weeks ended April 4, 2026, and the 13 weeks ended March 29, 2025.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of April 4, 2026 and January 3, 2026, primarily represents the current portion of acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. Restricted cash included in other long-term assets on the Consolidated Balance Sheet as of April 4, 2026 and January 3, 2026, primarily represents the long-term acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the

Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	April 4, 2026	January 3, 2026
Cash and cash equivalents	$116,015	$88,671
Restricted cash	22,216	16,686
Restricted cash included in other long-term assets	89,995	98,181
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$228,226	$203,538

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third-party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third-party banks without recourse for cash less a nominal fee. For the three months ended April 4, 2026 and March 29, 2025, the Company sold approximately $128.7 million and $125.5 million of its trade receivables and incurred approximately $1.3 million and $1.4 million in fees, respectively.

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

	Net Income/(loss) per Common Share (in thousands, except per share data)
	Three Months Ended
		April 4, 2026			March 29, 2025
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net income/(loss) attributable to Darling	$134,313	158,744	$0.85	$(26,160)	158,677	$(0.16)
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,891			—
Less: Pro forma treasury shares		(604)			—
Diluted:
Net income/(loss) attributable to Darling	$134,313	161,031	$0.83	$(26,160)	158,677	$(0.16)

For the three months ended April 4, 2026 and March 29, 2025, zero and 2,302,222 outstanding stock options were excluded from diluted income/(loss) per common share as the effect would be antidilutive. For the three months ended April 4, 2026 and March 29, 2025, respectively, 367,668 and 1,041,713 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

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

As a result of the conflicts in Ukraine and the Middle East and the current inflationary environment that might be further impacted by tariffs, we have evaluated the potential impact to the Company’s operations and for any indicators of triggering events that could indicate certain of the Company’s assets may be impaired. Through the three months ended April 4, 2026, the Company has not observed any impairments of the Company’s assets or a significant change in their fair value due to the conflicts in Ukraine and the Middle East, inflation or the impacts of tariffs.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly owned subsidiary of Darling entered into a limited liability company agreement with a wholly owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Assets:
Cash	$162,156	$195,765
Total other current assets	1,695,825	1,199,194
Property, plant and equipment, net	3,651,845	3,702,254
Other assets	139,864	139,765
Total assets	$5,649,690	$5,236,978
Liabilities and members' equity:
Revolver	$100,000	$—
Total other current portion of long-term debt	28,964	29,487
Total other current liabilities	271,621	332,256
Total long-term debt	670,527	677,671
Total other long-term liabilities	17,643	17,748
Total members' equity	4,560,935	4,179,816
Total liabilities and members' equity	$5,649,690	$5,236,978

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Revenues:
Operating revenues	$1,414,046	$899,909
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	1,201,091	977,106
Lower of cost or market (LCM) inventory valuation adjustment	(96,720)	(91,004)
Depreciation, amortization and accretion expense	77,928	67,472
Total costs and expenses	1,182,299	953,574
Operating income/(loss)	231,747	(53,665)
Other income	1,514	3,702
Interest and debt expense, net	(11,156)	(9,306)
Income/(loss) before income tax expense	222,105	(59,269)
Income tax expense	44	39
Net income/(loss)	$222,061	$(59,308)

As of April 4, 2026, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,353.7 million on the consolidated balance sheet. The Company has recorded equity in net income/(loss) from the DGD Joint Venture of approximately $107.4 million and $(30.5) million for the three months ended April 4, 2026 and March 29, 2025, respectively.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blenders tax credits of $1.00 per gallon were extended as is until December 31, 2024, a new Sustainable Aviation Fuel (“SAF”) blenders tax credit was introduced effective for 2023 and 2024, and a new Clean Fuels Production Credit (the “CFPC”) was created effective from 2025 through 2027. Under the IR Act, Section 40B, SAF, blended with Jet A and sold on or before December 31, 2024, receives a base credit of $1.25 per gallon plus $0.01 for each percentage point by which the lifecycle greenhouse gas (“GHG”) emissions reduction percentage exceeds 50% up to a maximum supplementary amount of $0.50. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel (adjusted for inflation each calendar year) multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. Similarly, SAF produced during calendar year 2025 at a qualified facility that meets the apprenticeship and prevailing wage requirements receives a base credit of $1.75 (adjusted for inflation each calendar year) multiplied by the GHG emissions factor for SAF. In contrast to the blenders tax credit, the CFPC requires that production must take place in the United States. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions. With respect to the CFPC, the OBBBA extends the credit for two years through December 31, 2029, reduces the maximum credit rate for SAF to $1.00 per gallon (adjusted for inflation each calendar year) for gallons produced after December 31, 2025, and, beginning in 2026, all eligible transportation fuel must be derived exclusively from feedstocks produced or grown in the U.S., Mexico or Canada. Furthermore, on July 21, 2025, the Internal Revenue Service released Notice 2025-37, announcing the 2025 calendar year inflation adjustment factor for several green energy credits added to the Internal Revenue Code by the IR Act, including the CFPC. Specifically, the base credit for on-road transportation fuel is increased to $1.06 per gallon (from $1.00 per gallon) and SAF is increased to $1.86 per gallon (from $1.75 per gallon) provided the fuel is produced at a qualified facility meeting the prevailing wage and apprenticeship requirements. These revised base credits, subject to the aforementioned emission reduction percentages, are applicable for on-road transportation fuel and SAF produced and sold in calendar year 2025 (i.e., there is a retroactive effective date of January 1, 2025).

For the three months ended April 4, 2026 and March 29, 2025, the DGD Joint Venture recorded approximately $177.7 million and $50.9 million of production tax credits, net of discount and broker fees related to Darling's portion, respectively. The production tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the three months ended April 4, 2026 and March 29, 2025, the Company received approximately zero and $129.5 million in dividend distributions from the DGD Joint Venture, respectively. Subsequent to April 4, 2026, the Company received dividend distributions of approximately $68.7 million from the DGD Joint Venture.

In the three months ended April 4, 2026 and March 29, 2025, respectively, the Company made approximately $190.1 million and $0.2 million in capital contributions to the DGD Joint Venture. Subsequent to April 4, 2026, the Company made capital contributions of approximately $0.3 million to the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

Joint Venture with Tessenderlo Group NV

On December 10, 2025, the Company entered into a definitive agreement with Tessenderlo Group NV, a public limited company organized under the laws of Belgium (“Tessenderlo”) to form a joint venture. The definitive agreement is the Master Contribution Agreement (the “Contribution Agreement”) and is by and among Darling, Darling Global Holdings Inc., a Delaware corporation and wholly owned subsidiary of Darling, Tessenderlo, and NewCo Collagen LLC, a Delaware limited liability company (“NewCo”) and currently a wholly-owned subsidiary of Darling. Under the Contribution Agreement, Darling and Tessenderlo have agreed to contribute their respective collagen and gelatin business segments into NewCo in exchange for equity interests in NewCo and upon closing of the transaction, Darling will have an 85% equity interest and Tessenderlo will have a 15% equity interest in NewCo. The completion of the transaction contemplated by the Contribution Agreement is subject to required regulatory approvals and certain other closing conditions.

UPI Bovinos NewCo

On March 20, 2026, the Company, through a wholly-owned subsidiary, entered into an agreement to purchase all of the shares of UPI Bovinos NewCo (“UPI Bovinos”) for approximately R$617.1 million (approximately USD$119.5 million at the exchange rate of R$5.165:USD$1.00 at April 4, 2026), which includes the payoff of approximately R$57.1 million in debt by the Company. With the purchase, the Company will receive three rendering plants in Brazil with minimal, if any, working capital at these plants. In addition, on March 24, 2026, the Company has provided the parent company of UPI Bovinos, which is in bankruptcy, with Debtor in Possession Financing (“DIP Financing”) in the amount of approximately R$60.5 million (approximately USD$11.5 million at the exchange rate of R$5.259:USD$1.00 at March 24, 2026), which will accrue interest as per the DIP Financing agreement. Upon the closing of the purchase of UPI Bovinos the updated balance from the DIP Financing including principal and interest will be deducted from the purchase price. The acquisition is expected to close in the second quarter of fiscal 2026. At April 4, 2026, the DIP Financing amount is included in the Company's other current assets on the consolidated balance sheet and the DIP Financing amount paid is included in our consolidated statement of cash flows as acquisitions.

The Company incurred acquisition and integration costs of approximately $5.0 million and $1.5 million for the three months ended April 4, 2026 and March 29, 2025, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	April 4, 2026	January 3, 2026
Finished product	$349,675	$295,670
Work in process	74,189	78,458
Raw material	39,859	45,084
Supplies and other	113,848	108,526
	$577,571	$527,738

(6)    Assets Held for Sale

A disposal group (assets and liabilities to be sold) is classified as held for sale once all applicable criteria under U.S. GAAP have been satisfied, including when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable and the Company expects to complete the sale within one year. Upon classifying a disposal group as held for sale, the Company measures the disposal group at the lower of its carrying value or fair value less costs to sell and long-lived assets in the disposal group are not depreciated. Based on these criteria, at January 3, 2026 and April 4, 2026, the Company classified certain assets and liabilities from disposal groups within the Feed and Food segments as assets held for sale. The carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheets are as follows (in thousands):

	April 4, 2026	January 3, 2026
Assets:
Accounts receivable, net	$27,066	$26,493
Inventories	60,313	64,683
Other current assets	6,321	4,381
Property, plant and equipment, net	14,844	24,377
Goodwill	17,171	20,293
Other assets	6,835	7,469
Total assets	132,550	147,696
Valuation allowance	(4,507)	(4,217)
Total assets held for sale	$128,043	$143,479

Liabilities:
Accounts payable, principally trade	$7,298	$4,152
Accrued expenses	7,880	11,635
Other current liabilities	1,097	1,143
Other noncurrent liabilities	7,023	8,155
Total liabilities to be disposed of	23,298	25,085

Net assets held for sale	$104,745	$118,394

On April 10, 2026, the Company entered into an agreement to sell a substantial portion of the Company's U.S. grease trap environmental services business in the Feed segment for approximately $90.0 million to WRM Holdings LLC, a subsidiary of Waste Resource Management. The assets and liabilities that will be sold are classified as assets held for sale and liabilities to be disposed of on the Company's consolidated balance sheets. The transaction is expected to be closed by the end of 2026.

The Company evaluated the disposal groups and concluded that the disposal groups did not represent a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the disposal groups have not been classified as discontinued operations.

(7)    Intangible Assets

The gross carrying amount of intangible assets not subject to amortization and intangible assets subject to amortization is as follows (in thousands):

	April 4, 2026	January 3, 2026
Indefinite Lived Intangible Assets:
Trade names	$51,808	$52,251
	51,808	52,251
Finite Lived Intangible Assets:
Routes	729,061	739,833
Customer relationships	330,593	315,652
Permits	324,210	325,663
Trade names	19,475	19,205
Royalties, product development, patents, consulting, land use rights, non-compete and leasehold agreements	17,942	20,121
	1,421,281	1,420,474
Accumulated Amortization:
Routes	(310,029)	(311,198)
Customer relationships	(90,910)	(79,315)
Permits	(221,731)	(217,728)
Trade names	(12,904)	(11,932)
Royalties, product development, patents, consulting, land use rights, non-compete and leasehold agreements	(5,406)	(7,549)
	(640,980)	(627,722)
Total intangible assets, less accumulated amortization	$832,109	$845,003

Gross intangible assets changed in the first three months of fiscal 2026 by approximately $15.3 million primarily due to retirement activity partially offset by foreign currency translation impact. Amortization expense for the three months ended April 4, 2026 and March 29, 2025, was approximately $25.2 million and $25.3 million, respectively.

(8)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 3, 2026
Goodwill	$1,507,187	$862,457	$159,043	$2,528,687
Accumulated impairment losses	(17,881)	(20,195)	(31,580)	(69,656)
	1,489,306	842,262	127,463	2,459,031
Goodwill transferred from assets held for sale	3,122	—	—	3,122
Foreign currency translation	7,158	21,193	(2,288)	26,063
Balance at April 4, 2026
Goodwill	1,517,467	883,650	156,755	2,557,872
Accumulated impairment losses	(17,881)	(20,195)	(31,580)	(69,656)
	$1,499,586	$863,455	$125,175	$2,488,216

(9)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	April 4, 2026	January 3, 2026
Compensation and benefits	$137,529	$170,312
Accrued operating expenses	96,966	87,055
Short-term acquisition hold-backs	29,557	17,500
Other accrued expenses	240,650	210,631
	$504,702	$485,498

(10)    Debt

Debt consists of the following (in thousands):

	April 4, 2026	January 3, 2026
Amended Credit Agreement:
Revolving Credit Facility ($159.3 million and $162.2 million denominated in € at April 4, 2026 and January 3, 2026, respectively)	$806,321	$601,150

Term A facility	893,250	895,500
Less unamortized deferred loan costs	(3,686)	(3,846)
Carrying value Term A facility	889,564	891,654

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premiums	(4,493)	(4,725)
Carrying value 6% Senior Notes due 2030	995,507	995,275

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(1,090)	(1,345)
Carrying value 5.25% Senior Notes due 2027	498,910	498,655

4.5% Senior Notes due 2032 - Denominated in euro with effective interest of 4.7%	865,875	881,250
Less unamortized deferred loan costs - Denominated in euros	(9,289)	(9,781)
Carrying value 4.5% Senior Notes due 2032	856,586	871,469

Other Notes and Obligations	78,899	79,257
	4,125,787	3,937,460
Less Current Maturities	75,098	75,217
	$4,050,689	$3,862,243

As of April 4, 2026, the Company had €138.0 million outstanding debt under the revolving credit facility denominated in euros and €750.0 million of outstanding debt under the Company’s 4.5% Senior Notes due 2032 denominated in euros. In addition, at April 4, 2026, the Company had finance lease obligations denominated in euros of approximately €3.7 million.

As of April 4, 2026, the Company had other notes and obligations of $78.9 million that consist of various overdraft facilities of approximately $42.9 million, Brazilian notes of approximately $16.5 million, European notes of approximately $13.9 million and other debt of approximately $5.6 million, including the euro denominated finance lease obligations above and the U.S. finance lease obligations of approximately $1.4 million.

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

The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the Canadian Overnight Repo Rate Average (CORRA) for borrowings denominated in Canadian dollars or the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings, in each case plus 1.375% per annum or (ii) the alternative base rate (ABR) for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short-term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.375% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A facility equals the adjusted term SOFR plus 1.625% per annum or ABR plus 0.625% subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50% for SOFR borrowings and a minimum of 0.50% for ABR borrowings.

As of April 4, 2026, the Company had (i) $28.0 million outstanding under the revolver at base rate plus a margin of 0.375% per annum for a total of 7.125%, (ii) $619.0 million outstanding under the revolver at SOFR plus a margin of 1.375% per annum for a total of 5.04258% per annum, (iii) $893.3 million outstanding under the term A facility at SOFR plus a margin of 1.625% per annum for a total of 5.29806% per annum, and (iv) €138.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.375% per annum for a total of 3.29941% per annum. As of April 4, 2026, the Company had revolving credit facility availability of $1.1 billion, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $73.5 million and letters of credit issued of $0.8 million. The Company also had foreign bank guarantees of approximately $12.3 million that are not part of the Company’s Amended Credit Agreement at April 4, 2026. In addition, the Company capitalized approximately $8.0 million of deferred loan costs in fiscal 2025 in connection with the Amended Credit Agreement.

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

The 4.5% Notes will mature on July 15, 2032. The 4.5% Issuer pays interest on the 4.5% Notes on January 15 and July 15 of each year commencing on January 15, 2026. Interest on the 4.5% Notes accrues at a rate of 4.5% per annum and is payable in cash. The 4.5% Notes are guaranteed by Darling and all of Darling’s restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that are borrowers under or guarantee the Senior Secured Credit Facilities (collectively, the “4.5% Guarantors”). The 4.5% Notes and the guarantees thereof are senior unsecured obligations of the 4.5% Issuer and the 4.5% Guarantors and rank equally in right of payment to all of the 4.5% Issuer's and the 4.5% Guarantors’ existing and future senior indebtedness. The 4.5% Indenture contains covenants limiting Darling’s ability and the ability of its restricted subsidiaries (including the 4.5% Issuer) to, among other things: grant liens to secure indebtedness and merge with or into other companies or otherwise dispose of all or substantially all of their assets. The 4.5% Indenture also requires any non-guarantor restricted subsidiary that is a borrower under or that guarantees the Senior Secured Credit Facilities or, if the Senior Secured Credit Facilities are not outstanding, incurs certain material indebtedness, to guarantee the notes, unless such non-guarantor restricted subsidiary is a foreign subsidiary, receivables entity or another exception applies. These covenants include significant exceptions and qualifications. The 4.5% Indenture does not directly restrict the issuer or the guarantors from incurring indebtedness, paying dividends or making other distributions, repurchasing Darling’s capital stock, or making investments. The Company capitalized approximately $10.3 million of deferred loan costs in fiscal 2025 in connection with the 4.5% Notes.
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

As of April 4, 2026, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 4.5% Senior Notes due 2032.

(11)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	April 4, 2026	January 3, 2026
Accrued pension liability less amounts included in liabilities to be disposed of	$16,611	$17,015
Reserve for self-insurance, litigation, environmental and tax matters	67,815	68,795
Long-term acquisition hold-backs	90,266	98,461
Other	3,304	5,183
	$177,996	$189,454

(12)    Income Taxes

The Company has provided income taxes for the three months ended April 4, 2026 and March 29, 2025, based on its estimate of the effective tax rate for the entire 2026 and 2025 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of April 4, 2026 and January 3, 2026, the Company had $10.2 million and $9.9 million, respectively, of gross unrecognized tax benefits and $3.0 million and $2.7 million, respectively, of related accrued interest and penalties. The Company’s gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

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

The Organization for Economic Co-operation and Development (OECD) has a framework and model rules to implement a global minimum corporate income tax of 15% for companies with global revenues above certain thresholds (referred to as Pillar 2). On January 5, 2026, the OECD approved changes to the model rules that included the introduction of a “side-by-side” agreement which would exempt U.S.-parented companies from certain aspects of the global minimum tax regime. In certain jurisdictions, local legislative action is needed to effectuate the side-by-side agreement and cannot be considered in our accounting estimate until enactment. Accordingly, as of April 4, 2026, the Company has included a Pillar 2 liability in its estimate of the effective tax rate for the entire 2026 fiscal year primarily related to its U.S. operations.

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

(13)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three months ended April 4, 2026 and March 29, 2025 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Defined benefit pension plans
Amortization of prior service (cost)/benefit	10	(2)	(3)	1	7	(1)
Amortization of actuarial loss	(97)	249	27	(59)	(70)	190
Total defined benefit pension plans	(87)	247	24	(58)	(63)	189
Corn option derivatives
Reclassified to earnings	—	367	—	(89)	—	278
Activity recognized in other comprehensive income/(loss)	—	(253)	—	61	—	(192)
Total corn option derivatives	—	114	—	(28)	—	86
Heating oil derivatives at DGD (Note 16)
Activity recognized in other comprehensive income/(loss)	(64,294)	1,400	15,623	(341)	(48,671)	1,059
Total heating oil derivatives	(64,294)	1,400	15,623	(341)	(48,671)	1,059
Interest swap derivatives
Reclassified to earnings	1,228	17,693	(298)	(4,299)	930	13,394
Activity recognized in other comprehensive income/(loss)	268	(19,324)	(66)	4,695	202	(14,629)
Total interest swap derivatives	1,496	(1,631)	(364)	396	1,132	(1,235)
Foreign exchange derivatives
Reclassified to earnings	(4,193)	(3,662)	1,380	1,232	(2,813)	(2,430)
Activity recognized in other comprehensive income/(loss)	11,833	33,159	(3,895)	(11,155)	7,938	22,004
Total foreign exchange derivatives	7,640	29,497	(2,515)	(9,923)	5,125	19,574

Foreign currency translation	60,270	121,094	910	(1,762)	61,180	119,332
Other comprehensive income/(loss)	$5,025	$150,721	$13,678	$(11,716)	$18,703	$139,005

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax, for the three months ended April 4, 2026 and March 29, 2025 as follows (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025	Statement of Operations Classification
Derivative instruments
Foreign exchange contracts	$4,193	$3,662	Net sales
Corn option derivatives	—	(367)	Cost of sales and operating expenses
Interest swaps	(1,228)	(17,693)	Foreign currency gain/(loss) and interest expense
	2,965	(14,398)	Total before tax
	(1,082)	3,156	Income taxes
	1,883	(11,242)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(10)	$2	(a)
Amortization of actuarial loss	97	(249)	(a)
	87	(247)	Total before tax
	(24)	58	Income taxes
	63	(189)	Net of tax
Total reclassifications	$1,946	$(11,431)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 15 (Employee Benefit Plans) to the Company’s Consolidated Financial Statements included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of April 4, 2026 as follows (in thousands):

	Three Months Ended April 4, 2026
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/ (loss) January 3, 2026, attributable to Darling, net of tax	$(352,086)	$15,184	$(2,287)	$(339,189)
Other comprehensive loss before reclassifications	61,180	(40,531)	—	20,649
Amounts reclassified from accumulated other comprehensive income/ (loss)	—	(1,883)	(63)	(1,946)
Net current-period other comprehensive income	61,180	(42,414)	(63)	18,703
Noncontrolling interest	1,925	—	—	1,925
Accumulated Other Comprehensive income/ (loss) April 4, 2026, attributable to Darling, net of tax	$(292,831)	$(27,230)	$(2,350)	$(322,411)

(14)    Stockholders’ Equity

Fiscal 2026 Long-Term Incentive Opportunity Awards (2026 LTIP). On December 18, 2025, the Compensation Committee (the “Committee”) of the Company’s Board of Directors adopted the 2026 LTIP pursuant to which on January 5, 2026 the Company awarded certain of the Company’s key employees, 233,112 restricted stock units and 349,672 performance share units (the “PSUs”) under the Company’s 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company’s performance peer group companies, with such calculated PSU value then subject to the application of a total shareholder return (“TSR”) modifier depending on the Company’s TSR during the performance period relative to that of the performance peer group companies, with the earned award to be determined in the first quarter of fiscal 2029, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but the target award may be reduced or increased (up to 225%) depending on the Company’s ROGI relative to that of the performance peer group companies, and then such value following the ROGI calculation is subject to being reduced or increased (up to 250%) depending on the Company’s TSR relative to that of the performance peer group companies.

On May 7, 2026, the shareholders approved the Company’s 2026 Omnibus Incentive Plan (the “2026 Omnibus Plan”). The 2026 Omnibus Plan replaces the Company’s 2017 Omnibus Incentive Plan (“2017 Omnibus Plan”) for future grants. Under the 2026 Omnibus Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards, non-employee director awards, dividend equivalents and cash-based awards.  Initially, there were up to 5,645,450 common shares available under the 2026 Omnibus Plan for awards to participants. To the extent these outstanding awards are forfeited or expire without exercise, the shares will be returned to and available for future grants under the 2026 Omnibus Plan. The 2026 Omnibus Plan’s purpose is to attract, retain and motivate employees, directors and third-party service providers of the Company and its subsidiaries and affiliates and to encourage them to have a financial interest in the Company. The 2026 Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has the authority to select participants, grant awards, and determine the terms and conditions of such awards as provided in the 2026 Omnibus Plan.

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed on June 21, 2024 up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions, and extended to August 13, 2026. During the first three months of fiscal 2026, zero Common Stock was repurchased under the share repurchase program. As of April 4, 2026, the Company had approximately $460.3 million remaining under the share repurchase program.

(15)    Employee Benefit Plans

Net pension cost for the three months ended April 4, 2026 and March 29, 2025 includes the following components (in thousands):

	Pension Benefits
	Three Months Ended
	April 4, 2026	March 29, 2025
Service cost	$699	$743
Interest cost	1,596	1,917
Expected return on plan assets	(1,530)	(1,716)
Amortization of prior service cost	10	(2)
Amortization of actuarial loss	(97)	249
Net pension cost	$678	$1,191

Based on annual actuarial estimates, at April 4, 2026 the Company expects to contribute approximately $4.0 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the three months ended April 4, 2026 and March 29, 2025 of approximately $0.7 million and $0.5 million, respectively.

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

The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of April 4, 2026, the Company has an aggregate accrued liability of approximately $3.3 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

(16)    Derivatives

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

At April 4, 2026, the Company had foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option contracts, soybean meal option contracts, soybean oil option contracts, other commodity forward contracts, and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2026 and fiscal 2025, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by Financial Accounting Standards Board (“FASB”) ASC Topic 323.

Cash Flow Hedges

In fiscal 2023, the Company designated interest rate swaps as cash flow hedges of the interest rate risk on a portion of its outstanding variable rate debt. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. In July 2025, the Company designated interest rate swaps as cash flow hedges. The notional amount of the swaps at April 4, 2026 was $300.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.420% while receiving the 1-month SOFR rate. Under terms of the interest rate swaps, the Company hedges a portion of its variable rate debt into the second quarter of 2027. At April 4, 2026, the aggregate fair value of these interest rate swaps was approximately $2.4 million and was recorded in other current assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At January 3, 2026, the aggregate fair value of these interest rate swaps was approximately $2.2 million and was recorded in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2025 and fiscal 2026, the Company entered into foreign exchange options and forward contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. At April 4, 2026 and January 3, 2026, the aggregate fair value of these foreign exchange contracts was approximately $17.9 million and $15.3 million, respectively. These amounts are included in other current assets and accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and option contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. There were no open designated corn, soybean meal or heating oil contracts entered into by the Company at April 4, 2026.

As of April 4, 2026, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	421,281	Euro	64,240
Brazilian real	1,634,393	U.S. dollar	287,894
Euro	17,659	U.S. dollar	20,524
Euro	114,430	Polish zloty	491,210
Euro	10,260	Japanese yen	1,879,316
Euro	26,947	Chinese renminbi	214,215
Euro	43,217	Australian dollar	72,050
Euro	10,255	British pound	8,910
Polish zloty	995	U.S. dollar	267
Polish zloty	59,599	Euro	13,885
Japanese yen	117,407	U.S. dollar	754
Japanese yen	42,165	Euro	230
U.S. dollar	573	Japanese yen	91,157
Australian dollar	479	U.S. dollar	328

The Company estimates the amount that will be reclassified from accumulated other comprehensive loss at April 4, 2026 into earnings over the next 12 months for all cash flow hedges will be approximately $32.8 million. As of April 4, 2026, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the three months ended April 4, 2026 and March 29, 2025 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended
Derivatives not designated as hedging instruments	Location	April 4, 2026	March 29, 2025

Foreign exchange	Foreign currency loss/(gain)	$2,013	$(287)
Foreign exchange	Net sales	135	(67)
Foreign exchange	Cost of sales and operating expenses	(87)	60
Foreign exchange	Selling, general and administrative expenses	(9,612)	(7,189)
Corn options and futures	Cost of sales and operating expenses	552	(1,601)
Soybean meal	Net sales	73	—
Soybean oil	Net sales	(3,493)	—
Other commodities	Selling, general and administrative expenses	(1,718)	(277)
Total		$(12,137)	$(9,361)

At April 4, 2026, the Company had forward purchase agreements in place for purchases of approximately $223.8 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(17)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of April 4, 2026 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at April 4, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$31,818	$—	$31,818	$—
Total Assets	$31,818	$—	$31,818	$—

Liabilities
Derivative liabilities	$738	$—	$738	$—
Total Liabilities	$738	$—	$738	$—

		Fair Value Measurements at January 3, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$23,590	$—	$23,590	$—
Total Assets	$23,590	$—	$23,590	$—

Liabilities
Derivative liabilities	$2,631	$—	$2,631	$—
Total Liabilities	$2,631	$—	$2,631	$—

Derivative assets and liabilities consist primarily of the Company’s corn option and futures contracts, foreign currency forward and option contracts, interest rate swap contracts and cross currency swap contracts which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk. See Note 16 (Derivatives) to the Company’s Consolidated Financial Statements included herein for discussion on the Company’s derivatives.

Fair value of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurements at April 4, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$1,008,900	$—	$1,008,900	$—
5.25% Senior notes	497,500	—	497,500	—
4.5% Senior notes	863,364	—	863,364	—
Term Loan A	888,784	—	888,784	—
Revolver debt	794,226	—	794,226	—
Total Liabilities	$4,052,774	$—	$4,052,774	$—

		Fair Value Measurements at January 3, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$1,015,100	$—	$1,015,100	$—
5.25% Senior notes	499,000	—	499,000	—
4.5% Senior notes	890,063	—	890,063	—
Term Loan A	891,023	—	891,023	—
Revolver debt	592,133	—	592,133	—
Total Liabilities	$3,887,319	$—	$3,887,319	$—

The fair value of the senior notes, term loan A and revolver debt is based on market quotation from third-party banks. The carrying amount of the Company’s other debt is not deemed to be significantly different from the fair value and all other instruments have been recorded at fair value.

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental and litigation. At April 4, 2026 and January 3, 2026, the reserves for insurance, regulatory, governmental, environmental and litigation reflected on the balance sheet in accrued expenses and other noncurrent liabilities was approximately $87.6 million and $86.0 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $27.1 million as of April 4, 2026 and January 3, 2026, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the pending lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate (a)	Total
Three Months Ended April 4, 2026
Total net sales	$985,338	$405,233	$160,250	$—	$1,550,821
Cost of sales and operating expenses	736,354	287,976	121,570	—	1,145,900
Gross margin	248,984	117,257	38,680	—	404,921

Loss/(gain) on sale of assets	335	64	(196)	—	203
Selling, general and administrative expenses	79,918	36,415	10,132	22,602	149,067
Restructuring and asset impairment charges	—	364	—	—	364
Acquisition and integration costs	—	—	—	4,970	4,970
Depreciation and amortization	90,921	29,581	8,932	1,475	130,909
Equity in net income of Diamond Green Diesel	—	—	107,363	—	107,363
Segment operating income/(loss)	77,810	50,833	127,175	(29,047)	226,771

Equity in net income of other unconsolidated subsidiaries	2,895	—	—	—	2,895
Segment income/(loss)	80,705	50,833	127,175	(29,047)	229,666

Total other expense (b)					(53,984)
Income before income taxes					$175,682

(a)    Included in corporate activities are general corporate expenses.

(b)    Total other expense includes interest expense, foreign currency gain/(loss) and other income/(expense). Interest expense and foreign currency gain/(loss) are separately disclosed on our Consolidated Statements of Operations.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended March 29, 2025
Total net sales	$896,283	$349,240	$135,071	$—	$1,380,594
Cost of sales and operating expenses	714,015	246,781	108,447	—	1,069,243
Gross margin	182,268	102,459	26,624	—	311,351

Loss/(gain) on sale of assets	115	55	(108)	—	62
Selling, general and administrative expenses	71,571	31,472	8,541	9,972	121,556
Acquisition and integration costs	—	—	—	1,534	1,534
Change in fair value of contingent consideration	5,441	—	—	—	5,441
Depreciation and amortization	84,130	29,562	8,589	1,554	123,835
Equity in net loss of Diamond Green Diesel	—	—	(30,523)	—	(30,523)
Segment operating income/(loss)	21,011	41,370	(20,921)	(13,060)	28,400

Equity in net income of other unconsolidated subsidiaries	2,628	—	—	—	2,628
Segment income/(loss)	23,639	41,370	(20,921)	(13,060)	31,028

Total other expense (c)					(55,996)
Loss before income taxes					$(24,968)

(c)    Total other expense includes interest expense, foreign currency gain/(loss) and other income/(expense). Interest expense and foreign currency gain/(loss) are separately disclosed on our Consolidated Statements of Operations.

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

The following tables present the Company’s revenues disaggregated by geographic area and major product types by reportable segment for the three months ended April 4, 2026 and March 29, 2025 (in thousands):

	Three Months Ended April 4, 2026
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$744,473	$83,741	$—	$828,214
Europe	124,326	203,144	160,250	487,720
China	10,111	64,777	—	74,888
South America	101,953	36,505	—	138,458
Other	4,475	17,066	—	21,541
Total net sales	$985,338	$405,233	$160,250	$1,550,821

Major product types
Fats	$384,609	$47,574	$—	$432,183
Used cooking oil	109,486	—	—	109,486
Proteins	41,416	—	—	41,416
Bakery	366,033	—	—	366,033
Other rendering	72,200	—	—	72,200
Food ingredients	—	331,044	—	331,044
Bioenergy	—	—	160,250	160,250
Other	11,594	26,615	—	38,209
Total net sales	$985,338	$405,233	$160,250	$1,550,821

	Three Months Ended March 29, 2025
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$688,703	$97,961	$—	$786,664
Europe	105,052	168,047	135,071	408,170
China	3,665	50,370	—	54,035
South America	95,324	21,637	—	116,961
Other	3,539	11,225	—	14,764
Total net sales	$896,283	$349,240	$135,071	$1,380,594

Major product types
Fats	$341,524	$44,369	$—	$385,893
Used cooking oil	78,940	—	—	78,940
Proteins	351,217	—	—	351,217
Bakery	50,648	—	—	50,648
Other rendering	62,199	—	—	62,199
Food ingredients	—	278,582	—	278,582
Bioenergy	—	—	135,071	135,071
Other	11,755	26,289	—	38,044
Total net sales	$896,283	$349,240	$135,071	$1,380,594

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2026 under these long-term supply contracts was approximately $17.9 million with remaining performance obligations to be recognized in future periods (generally 3 years) of approximately $431.8 million.

(21)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended April 4, 2026 and March 29, 2025, the Company recorded net sales to the DGD Joint Venture of approximately $248.7 million and $218.0 million, respectively. For the three months ended April 4, 2026 and March 29, 2025, our net sales to the DGD Joint Venture were approximately 16% and 16%, respectively, of total net sales. At April 4, 2026 and January 3, 2026, the Company had $5.1 million and $33.7 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $63.4 million and $71.5 million of additional sales for the three months ended April 4, 2026 and March 29, 2025, respectively, to defer the Company’s portion of profit of approximately $15.3 million and $14.9 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at April 4, 2026 and March 29, 2025, respectively.

Revolving Loan Agreement

On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement has been amended to extend the expiration date to June 15, 2029. In March 2026, the DGD Joint Venture borrowed $100.0 million, or $50.0 million of the Company’s portion of the commitment, which was repaid in March 2026. The DGD Joint Venture paid $0.2 million and zero interest to the Company for the three months ended April 4, 2026 and March 29, 2025, respectively. As of April 4, 2026 and January 3, 2026, zero was owed to Darling Green under the 2023 DGD Loan Agreement.

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

(22)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(9,517)	$6,613
Cash paid during the period for:
Interest, net of capitalized interest	$35,904	$24,963
Income taxes, net of refunds	$20,472	$9,222
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$15,041	$19,183
Non-cash financing activities
Debt issued for assets	$615	$91

(23)    New Accounting Pronouncements

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

In November 2025, the FASB issued ASU No. 2025-09, Derivative and Hedging (Topic 815) – Hedge Accounting Improvements. This ASU clarifies certain aspects of the guidance on hedge accounting to more closely align hedge accounting with the economics of an entity’s risk management activities by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating this ASU but does not expect this update to have a material impact on the Company’s consolidated financial statements and disclosure.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) – Narrow-Scope Improvements. This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for annual and interim periods beginning after December 15, 2027. The Company is currently evaluating this ASU on the Company’s consolidated financial statements and disclosures.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading “Forward Looking Statements” and elsewhere in this report, and under the heading “Risk Factors” in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, filed with the SEC on March 3, 2026 and in the Company’s other public filings with the SEC.

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

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, (“DGD” or the “DGD Joint Venture”), a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable fuels/products, such as renewable diesel and SAF as described in Note 3 (Investment in Unconsolidated

Subsidiaries) to the Company’s Consolidated Financial Statements for the period ended April 4, 2026 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies, including tariff policies, and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflicts in Ukraine and the Middle East and their impacts on volatility in energy and other commodity prices, inflation, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, as filed with the SEC on March 3, 2026.

Energy Policies of U.S. and Foreign Governments

Prices for our finished products, including those of DGD, may be impacted by government policies around the world relating to renewable fuels and greenhouse gas emissions (“GHG”). Programs like the U.S. National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as those in place in the state of California) and tax credits for biofuels and mandates for biofuel use both in the United States and abroad, such as IR Act’s 45Z and European Union’s renewable energy directive (RED III), are subject to revision and change which may impact the demand for and/or price of our finished products. Legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing, amending, modifying, or suspending of any of these programs could have a negative impact on our business and results of operations. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

Risks Associated with Tariffs

We expect tariffs on products imported into the U.S. from Brazil, Canada, China, the European Union and Mexico, and other countries upon which tariffs may be imposed, to continue to be met with retaliatory tariffs or other measures from those countries, both of which (U.S. and foreign tariffs) could impact our consolidated results of operations as we export certain of our finished products to and from the U.S. While to date these tariffs have not had a material impact on our results of operations, the extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the U.S. and affected countries, retaliation imposed by other countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of lower cost inputs to our customers. In addition, on February 20, 2026, the Supreme Court of the United States declared some of the existing U.S. tariffs imposed on certain countries unlawful. It remains uncertain how this decision will affect the existing tariffs or whether additional tariffs will be imposed under other laws. Meanwhile, the Company and the Company’s DGD Joint Venture have opportunities for meaningful tariff recoveries in excess of tariff reimbursements to customers. We will continue to evaluate the nature and extent of the impact from tariffs on our business and consolidated results of operations and actions we can take to minimize their impact.

Climate Change

There is global concern that carbon dioxide and other GHG in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as legal, regulatory and market responses to climate change. Certain jurisdictions in which we operate have either imposed, or are considering imposing, new or increasingly stringent legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation and reduction of GHG and potential carbon pricing programs. These new or increasingly stringent legal or regulatory requirements could result in significantly increased costs of compliance and additional investments in facilities and equipment, and reduced raw material supplies in areas where these requirements limit or eliminate livestock operations. While we assess climate related regulatory risks as part of our risk management process, we are unable to predict the scope, nature and timing of any new or increasingly stringent environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations. Furthermore, there is legislation regulating corporate environmental, social and governance (“ESG”) practices, including practices related to the causes and impacts of climate change as well as supply chain control and compliance with human rights. These and emerging new rules, with applicability to the Company, require reporting on how sustainability issues (environmental, social, and governance) affect businesses and about the impact of business operations on people and the environment. There has also been increased focus from our stakeholders, including consumers, employees and investors, on our sustainability and ESG practices. We expect that stakeholder expectations with respect to sustainability and ESG expectations will continue to evolve, which may necessitate additional resources to monitor, report on, and adjust our operations.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended January 3, 2026, as filed with the SEC on March 3, 2026.

Operating Performance Indicators

    The Company monitors the performance of its business segments using key financial metrics such as results of operations, non-GAAP measurements (Adjusted EBITDA), segment operating income, raw material processed, gross margin percentage, foreign currency translation, and corporate activities. The Company’s operating results can vary significantly due to changes in factors such as fluctuations in commodity prices and energy prices, weather conditions, crop harvests, government policies and programs, changes in global demand, changes in standards of living, protein consumption, and global production of competing ingredients. Due to these unpredictable factors that are beyond the control of the Company, forward-looking financial or operational estimates are not provided. The Company is exposed to certain risks associated with a business that is influenced by agricultural-based commodities. These risks are further described in Item 1A of Part I, “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended January 3, 2026.

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

Results of Operations

Three Months Ended April 4, 2026 Compared to Three Months Ended March 29, 2025

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the first quarter of fiscal 2026, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first quarter of fiscal 2026, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2025 are as follows:

	Avg. Price 1st Quarter 2026	Avg. Price 1st Quarter 2025	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 288.02/ton	$ 274.27/ton	$ 13.75/ton	5.0%
Feed Grade PM (Mid-South)	$ 361.17/ton	$ 327.50/ton	$ 33.67/ton	10.3%
Pet Food PM (Mid-South)	$ 588.80/ton	$ 558.78/ton	$ 30.02/ton	5.4%
Feather meal (Mid-South)	$ 336.94/ton	$ 394.13/ton	$ (57.19)/ton	(14.5)%
BFT (Chicago)	$ 59.53/cwt	$ 51.32/cwt	$ 8.21/cwt	16.0%
YG (Illinois)	$ 36.63/cwt	$ 34.13/cwt	$ 2.50/cwt	7.3%
Corn (Illinois)	$ 4.40/bushel	$ 4.71/bushel	$ (0.31)/bushel	(6.6)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,368.00/MT	$ 1,479.00/MT	$ (111.00)/MT	(7.5)%
Soy meal (CIF Rotterdam)	$ 390.00/MT	$ 373.00/MT	$ 17.00/MT	4.6%

The following table shows the average Jacobsen and Reuters prices for the first quarter of fiscal 2026, compared to average Jacobsen and Reuters prices for the fourth quarter of fiscal 2025:

	Avg. Price 1st Quarter 2026	Avg. Price 4th Quarter 2025	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 288.02/ton	$ 309.39/ton	$ (21.37)/ton	(6.9)%
Feed Grade PM (Mid-South)	$ 361.17/ton	$ 325.13/ton	$ 36.04/ton	11.1%
Pet Food PM (Mid-South)	$ 588.80/ton	$ 490.01/ton	$ 98.79/ton	20.2%
Feather meal (Mid-South)	$ 336.94/ton	$ 341.92/ton	$ (4.98)/ton	(1.5)%
BFT (Chicago)	$ 59.53/cwt	$ 51.76/cwt	$ 7.77/cwt	15.0%
YG (Illinois)	$ 36.63/cwt	$ 34.05/cwt	$ 2.58/cwt	7.6%
Corn (Illinois)	$ 4.40/bushel	$ 4.30/bushel	$ 0.10/bushel	2.3%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,368.00/MT	$ 1,293.00/MT	$ 75.00/MT	5.8%
Soy meal (CIF Rotterdam)	$ 390.00/MT	$ 381.00/MT	$ 9.00/MT	2.4%

Segment Results

Segment operating income for the three months ended April 4, 2026 was $226.8 million, which reflects an increase of $198.4 million or 698.6% as compared to the three months ended March 29, 2025.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended April 4, 2026
Total net sales	$985,338	$405,233	$160,250	$—	$1,550,821
Cost of sales and operating expenses (1)	736,354	287,976	121,570	—	1,145,900
Gross margin	248,984	117,257	38,680	—	404,921

Gross margin %	25.3%	28.9%	24.1%	—%	26.1%

Loss/(gain) on sale of assets	335	64	(196)	—	203
Selling, general and administrative expenses (2)	79,918	36,415	10,132	22,602	149,067
Restructuring and asset impairment charges	—	364	—	—	364
Acquisition and integration costs	—	—	—	4,970	4,970
Depreciation and amortization	90,921	29,581	8,932	1,475	130,909
Equity in net income of Diamond Green Diesel	—	—	107,363	—	107,363
Segment operating income/(loss)	77,810	50,833	127,175	(29,047)	226,771

Equity in net income of other unconsolidated subsidiaries	2,895	—	—	—	2,895
Segment income/(loss)	80,705	50,833	127,175	(29,047)	229,666

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

Feed Ingredients Segment

Raw material volume. In the three months ended April 4, 2026, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 3.11 million metric tons. Compared to the three months ended March 29, 2025, the raw material volume processed in the Feed Ingredients segment increased approximately 0.7%.

Sales. Total net sales increased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales three months ended March 29, 2025	$341.5	$351.2	$62.2	$754.9	$78.9	$50.7	$11.8	$896.3
Increase (decrease) in sales volumes	5.7	17.1	—	22.8	(0.5)	(6.7)	—	15.6
Increase (decrease) in finished product prices	29.5	(13.1)	—	16.4	30.5	(2.6)	—	44.3
Increase due to currency exchange rates	7.9	10.8	—	18.7	0.6	—	—	19.3
Other change	—	—	10.0	10.0	—	—	(0.2)	9.8
Total change	43.1	14.8	10.0	67.9	30.6	(9.3)	(0.2)	89.0
Total net sales three months ended April 4, 2026	$384.6	$366.0	$72.2	$822.8	$109.5	$41.4	$11.6	$985.3

Margins. In the Feed Ingredients segment for the three months ended April 4, 2026, the gross margin percentage increased to 25.3% as compared to 20.3% for the comparable period of fiscal 2025. The increase was primarily due to an increase in fat prices and improved quality consistency and selling into higher paying end markets.

Segment operating income. Feed Ingredients operating income for the three months ended April 4, 2026 was $77.8 million, an increase of $56.8 million or 270.5% as compared to the three months ended March 29, 2025. The increase was primarily due to increases in fat prices, higher sales volumes and favorable currency exchange rates that more than offset an increase in selling, general and administrative expenses and higher depreciation and amortization expense as compared to the same period of fiscal 2025.

Food Ingredients Segment

Raw material volume. In the three months ended April 4, 2026, the raw material processed by the Company’s Food Ingredients segment totaled approximately 332,000 metric tons. Compared to the three months ended March 29, 2025, the raw material volume processed in the Food Ingredients segment increased approximately 0.9%.

Sales. Total net sales increased in the Food Ingredients segment primarily due to increases in collagen sales volumes.

Margins. In the Food Ingredients segment for the three months ended April 4, 2026, the gross margin percentage decreased to 28.9% as compared to 29.3% for the comparable period of fiscal 2025.

Segment operating income. Food Ingredients operating income was $50.8 million for the three months ended April 4, 2026, an increase of $9.4 million or 22.7% as compared to the three months ended March 29, 2025. The increase in operating income was primarily due to an increase in sales volumes that more than offset an increase in selling, general and administrative expenses as compared to the same period of fiscal 2025.

Fuel Ingredients Segment

Raw material volume. In the three months ended April 4, 2026, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 371,000 metric tons. Compared to the three months ended March 29, 2025, the raw material volume processed in the Fuel Ingredients segment decreased approximately 0.8%.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher finished product sales prices.

Margins. In the Fuel Ingredients segment for the three months ended April 4, 2026, the gross margin percentage increased to 24.1% as compared to 19.7% for the comparable period of fiscal 2025. The increase was primarily due to higher finished product sales prices.

Segment operating income. Fuel Ingredients operating income/(loss) (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended April 4, 2026 was $127.2 million, an increase of $148.1 million or 708.6% as compared to the same period in fiscal 2025. The increase in earnings is due to a combination of factors, including an increase in production volumes and production tax credits recognized at the DGD Joint Venture, increases in Renewable Identification Numbers (RINs) values in connection with the EPA finalizing the rulemaking process for renewable volume obligations for 2026-27 and an increase in diesel prices which resulted in higher sales prices and margins for the DGD Joint Venture as compared to the same period in fiscal 2025.

Foreign Currency Exchange

    During the first quarter of fiscal 2026, the euro, the Brazilian real and the Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2025. Using actual results for the three months ended April 4, 2026 and using the prior year's average currency rate for the three months ended March 29, 2025, foreign currency translation would result in a decrease in operating income of approximately $14.4 million. The average rates for the three months ended April 4, 2026 were €1.00:$1.17, R$1.00:$0.19 and C$1.00:$0.73 as compared to the average rates for the three months ended March 29, 2025 of €1.00:$1.05, R$1.00:$0.17 and C$1.00:$0.70, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $22.6 million during the three months ended April 4, 2026, compared to approximately $10.0 million during the three months ended March 29, 2025, an increase of $12.6 million. The increase was primarily due to an increase in the Company's incentive based compensation.

Acquisition and Integration Costs. Acquisition and integration costs were approximately $5.0 million during the three months ended April 4, 2026 as compared to $1.5 million for the same period in fiscal 2025. The increased costs in the first quarter of fiscal 2026 primarily relate to the Company’s proposed joint venture with Tessenderlo Group NV and the announced acquisition of UPI Bovinos NewCo.

Depreciation and Amortization. Depreciation and amortization charges were approximately $1.5 million for the three months ended April 4, 2026 as compared to $1.6 million for the three months ended March 29, 2025.

Interest Expense. Interest expense was $54.1 million during the three months ended April 4, 2026, compared to $58.0 million during the three months ended March 29, 2025, a decrease of $(3.9) million. The decrease in interest expense was primarily due to lower term loan debt outstanding in the first quarter of 2026 and overall lower interest rates that more than offset the additional senior note interest associated with the 4.5% notes as well as the increase in revolver interest due to larger balances outstanding as compared to the same period in fiscal 2025.

Foreign Currency Gain/(Loss). Foreign currency gains were $3.1 million for the three months ended April 4, 2026 compared to a loss of $(1.4) million for the three months ended March 29, 2025. The change was due primarily to gains from the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2025.

Other Income/(expense), net. Other expense was $(3.0) million in the three months ended April 4, 2026, compared to other income of $3.3 million for the three months ended March 29, 2025. The change from income to expense was primarily due to a decrease in interest income as compared to the same period in fiscal 2025.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from its foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $38.6 million for the three months ended April 4, 2026, compared to an income tax benefit of $1.2 million recorded in the three months ended March 29, 2025, an increase in tax expense of $39.8 million, which was primarily due to an increase in pre-tax income. The effective tax rates for the three months ended April 4, 2026 and March 29, 2025 was 22.0% and 4.6%, respectively. The effective tax rate for the three months ended April 4, 2026 differed slightly from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), a tax deductible foreign exchange loss related to an internal restructuring, Pillar 2 tax related to U.S. operations, and certain losses that provided no tax benefit. The effective tax rate for the three months ended March 29, 2025 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes), certain taxable income inclusion items in the U.S. based on foreign earnings, certain losses that provided no tax benefit and discrete items including settlement of stock-based compensation awards. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 32.0% for the three months ended April 4, 2026, compared to 21.7% for the three months ended March 29, 2025.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring and asset impairment charges, acquisition and integration costs, change in fair value of contingent consideration, foreign currency loss/(gain), net income attributable to non-controlling interests, interest expense, income tax provision, other (income)/expense and equity in net (income)/loss of unconsolidated subsidiaries. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes, non-cash and certain other items that may vary for different companies for reasons unrelated to overall operating performance and also believes this information is useful to investors.

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes

and 4.5% Notes that were outstanding at April 4, 2026. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes, as those definitions permit further adjustments to reflect certain other nonrecurring costs, non-cash charges and cash dividends from the DGD Joint Venture.

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

DGD Adjusted EBITDA is not reflected in the Adjusted EBITDA or the Pro forma Adjusted EBITDA to Foreign Currency. DGD Adjusted EBITDA is not a recognized accounting measure under GAAP; it should not be considered as an alternative to net income/(loss) or equity in net income/(loss) of Diamond Green Diesel, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity and is not intended to be a presentation in accordance with GAAP. The Company calculates DGD Adjusted EBITDA by taking DGD’s net income/(loss) plus income tax expense/(benefit), interest and debt expense, net, and DGD’s depreciation, amortization and accretion expense less other income. Management believes that DGD Adjusted EBITDA is useful in evaluating the Company’s operating performance because the calculation of DGD Adjusted EBITDA generally eliminates non-cash and certain other items at DGD unrelated to overall operating performance and also believes this information is useful to investors. The Company calculates Darling’s Share of DGD Adjusted EBITDA by taking DGD Adjusted EBITDA, net of discount and broker fees, and then multiplying by 50% to get Darling’s Share of DGD’s Adjusted EBITDA.

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
First Quarter 2026 as compared to First Quarter 2025

	Three Months Ended
(dollars in thousands)	April 4, 2026	March 29, 2025
Net income/(loss) attributable to Darling	$134,313	$(26,160)
Depreciation and amortization	130,909	123,835
Interest expense	54,117	57,967
Income tax expense/(benefit)	38,626	(1,154)
Restructuring and asset impairment charges	364	—
Acquisition and integration costs	4,970	1,534
Change in fair value of contingent consideration	—	5,441
Foreign currency loss/(gain)	(3,143)	1,362
Other (income)/expense, net	3,010	(3,333)
Equity in net (income)/loss of Diamond Green Diesel	(107,363)	30,523
Equity in net income of other unconsolidated subsidiaries	(2,895)	(2,628)
Net income attributable to non-controlling interests	2,743	2,346
Adjusted EBITDA (Non-GAAP)	$255,651	$189,733

Foreign currency exchange impact (1)	(14,449)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$241,202	$189,733

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$151,170	$6,035

Combined Adjusted EBITDA (Non-GAAP)	$406,821	$195,768

(1) The average rates for the three months ended April 4, 2026 were €1.00:$1.17, R$1.00:$0.19 and C$1.00:$0.73 as compared to the average rates for the three months ended March 29, 2025 of €1.00:$1.05, R$1.00:$0.17 and C$1.00:$0.70, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at April 4, 2026. On April 4, 2026, debt outstanding under the Company’s Amended Credit Agreement (defined below), the Company’s 6% Notes, the Company’s 5.25% Notes and the Company’s 4.5% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premiums	(4,493)
Carrying value of 6% Notes due 2030	$995,507

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(1,090)
Carrying value of 5.25% Notes due 2027	$498,910

4.5% Notes due 2032 - Denominated in euros	865,875
Less unamortized deferred loan costs	(9,289)
Carrying value of 4.5% Notes due 2032	$856,586

Amended Credit Agreement:
Term A facility	893,250
Less unamortized deferred loan costs	(3,686)
Carrying value of Term A facility	$889,564

Revolving Credit Facility:
Maximum availability	$2,000,000
Ancillary Facilities	73,488
Borrowings outstanding	806,321
Letters of credit issued	762
Availability	$1,119,429

Other Debt	$78,899

During the first three months of fiscal 2026, the U.S. dollar strengthened as compared to the euro at January 3, 2026. Using the euro based debt outstanding at April 4, 2026 and comparing the closing balance sheet rate at April 4, 2026 to the balance sheet rate at January 3, 2026, the U.S. dollar debt balances of euro based debt decreased by approximately $18.1 million at April 4, 2026. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at April 4, 2026 of €1.00:$1.1545 as compared to the closing balance sheet rate at January 3, 2026 of €1.00:$1.1750.

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

•As of April 4, 2026, the Company had availability of $1,119.4 million under the revolving credit facility, taking into account that the Company had $806.3 million in outstanding borrowings, $73.5 million in ancillary facilities and letters of credit issued of $0.8 million.

•As of April 4, 2026, the Company has borrowed all $900.0 million under the terms of the term A facility and has repaid $6.8 million, which when repaid by the Company cannot be reborrowed. The term A facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the term A facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following June 25, 2025, the effective date of the initial borrowing, and continuing until the last day of such quarterly period ending immediately prior to the term A facility maturity date of June 25, 2031 and one final installment in the amount of the term A facility then outstanding, due and payable on June 25, 2031.

•The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the CORRA for borrowings denominated in Canadian dollars or the adjusted term SOFR for U.S. dollar borrowings or the adjusted EURIBOR for euro borrowings or the adjusted daily simple SONIA for British pound borrowings, in each case plus 1.375% per annum or (ii) ABR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple ESTR for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.375% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A facility equals the adjusted term SOFR plus 1.625% per annum or ABR plus 0.625% subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50% for SOFR borrowings and a minimum of 0.50% for ABR borrowings.

4.5% Senior Notes due 2032. On June 24, 2025, Darling Global Finance B.V. (the “4.5% Issuer”), an indirect wholly owned subsidiary of Darling, issued and sold €750.0 million aggregate principal amount of 4.5% Senior Notes due 2032 (the “4.5% Notes”), which mature on July 15, 2032. The 4.5% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 24, 2025 (the “4.5% Indenture”), among Darling Global Finance B.V., Darling, the subsidiary guarantors party thereto from time to time, and GLAS Trust Company LLC, as trustee, principal paying agent and registrar. The gross proceeds of the offering, together with borrowings under the Company’s revolving credit facility, were used to (i) redeem the Company’s previous 3.625% senior notes and repay or otherwise refinance the Company’s Previous Credit Agreement, and (ii) pay costs, fees and expenses related to the refinancing. The 4.5% Notes are guaranteed by Darling and all of Darling’s restricted subsidiaries (other than any foreign subsidiary or any receivable entity) that are borrowers under or guarantee the Senior Secured Facilities (collectively the “4.5% Guarantors”).

6% Senior Notes due 2030. On June 9, 2022, Darling issued and sold $750.0 million aggregate principal amount of 6% Senior Notes due 2030 (the “6% Initial Notes”). The 6% Initial Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of June 9, 2022 (the “6% Base Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Truist Bank, as trustee. On August 17, 2022, Darling issued an additional $250.0 million in aggregate principal amount of its 6% Senior Notes due 2030 (the “add-on notes” and, together with the 6% Initial Notes, the “6% Notes”), which mature on June 15, 2030. The add-on notes and related guarantees, which were offered in a private offering, were issued as additional notes under the 6% Base Indenture, as supplemented by a supplemental indenture, dated as of August 17, 2022 (the “supplemental indenture” and, together with the 6% Base Indenture, the “6% Indenture”). The add-on notes have the same terms as the 6% Initial Notes (other than issue date and issue price) and, together with the 6% Initial Notes, constitute a single class of securities under the 6% Indenture. The 6% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling’s restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities.

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes due 2027 (the “5.25% Notes”), which mature on April 15, 2027. The 5.25% Notes, which were offered in a private offering, were issued pursuant to a Senior Notes Indenture, dated as of April 3, 2019 (the “5.25% Indenture”), among Darling, the subsidiary guarantors party thereto from time to time, and Regions Bank, as trustee. The 5.25% Notes are guaranteed on a senior unsecured basis by Darling and all of Darling’s restricted subsidiaries (other than foreign subsidiaries) that are borrowers under or that guarantee the Senior Secured Credit Facilities.

Other debt consists of U.S., European, Canadian and United Kingdom overdraft ancillary facilities, U.S. and European finance lease obligations and Brazilian, European and United Kingdom note arrangements that are not part of the Company’s Amended Credit Agreement, 6% Notes, 5.25% Notes or 4.5% Notes.

The classification of long-term debt in the Company’s April 4, 2026 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 4.5% Notes and debt issued under the Amended Credit Agreement. At the date of this report, the Company has not made a decision whether it will refinance or repay the 5.25% Notes at maturity. As long as the Company has availability on its revolving credit facility under the Company’s Amended Credit Agreement, the 5.25% Notes are expected to continue being classified as long term on the Company’s consolidated balance sheet.

As of April 4, 2026, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture.

As a result of the Company’s borrowings under its Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture, the Company is highly leveraged. Investors should note that, in order to make scheduled payments on the indebtedness outstanding under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 4.5% Notes, and otherwise, the Company will rely in part on a combination of dividends, distributions and intercompany loan repayments from the Company’s direct and indirect U.S. and foreign subsidiaries. The Company is prohibited under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture from entering (or allowing such subsidiaries to enter) into contractual limitations on the Company’s subsidiaries’ ability to declare dividends or make other payments or distributions to the Company. The Company has also structured the Company’s consolidated indebtedness in such a way as to maximize the Company’s ability to move cash from the Company’s subsidiaries to Darling or another subsidiary that will have fewer limitations on the ability to make upstream payments, whether to Darling or directly to the Company’s lenders as a Guarantor. Nevertheless, applicable laws under which the Company’s direct and indirect subsidiaries are formed may provide limitations on such dividends, distributions and other payments. In addition, regulatory authorities in various countries where the Company operates or where the Company imports or exports products may from time to time impose import/export limitations, foreign exchange controls or currency devaluations that may limit the Company’s access to profits from the Company’s subsidiaries or otherwise negatively impact the Company’s financial condition and therefore reduce the Company’s ability to make required payments under the Amended Credit Agreement, the 6% Notes, the 5.25% Notes and the 4.5% Notes, or otherwise. In addition, fluctuations in foreign exchange values may have a negative impact on the Company’s ability to repay indebtedness denominated in U.S. or Canadian dollars or euros. See “Risk Factors - Our business may be adversely impacted by fluctuations in foreign currency exchange rates, which could affect our ability to comply with our financial covenants” and “- Our ability to make payments on our debt depends in part on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to transfer funds to members of our group liable to make payments on our debt” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026 as filed with the SEC on March 3, 2026.

Working Capital and Capital Expenditures

On April 4, 2026, the Company had working capital of $606.4 million and its working capital ratio was 1.58 to 1 compared to working capital of $518.7 million and a working capital ratio of 1.50 to 1 on January 3, 2026.  As of April 4, 2026, the Company had unrestricted cash of $116.0 million and funds available under the revolving credit facility of $1.12 billion, compared to unrestricted cash of $88.7 million and funds available under the revolving credit facility of $1.32 billion at January 3, 2026. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $153.0 million for the first three months ended April 4, 2026, as compared to net cash provided by operating activities of $249.0 million for the first three months ended March 29, 2025, a decrease of $96.0 million primarily from a decrease in cash dividends from the DGD Joint Venture. Cash used in investing activities was $288.7 million for the first three months ended April 4, 2026, compared to $50.7 million for the first three months ended March 29, 2025, an increase in cash used in investing activities of $238.0 million primarily due to contributions made to the DGD Joint Venture and higher capital expenditures. Net cash provided by financing activities was $183.1 million for the first three months ended April 4, 2026, compared to cash used in financing activities of $185.2 million for the first three months ended March 29, 2025, an increase in cash provided by financing activities of $368.3 million, primarily due to an increase in net revolver borrowings in the first three months ended April 4, 2026 compared to net revolver payments in the first three months ended March 29, 2025.

Capital expenditures of $94.8 million were made during the first three months of fiscal 2026, compared to $63.0 million in the first three months of fiscal 2025, an increase of $31.8 million. The Company expects to incur additional capital expenditures of approximately $305 million for the remainder of fiscal 2026 including compliance, replacement and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $30.4 million and $24.7 million during the first three months ended April 4, 2026 and March 29, 2025, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first three months of fiscal 2026, the Company has an accrued balance of approximately $25.5 million that it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at April 4, 2026. The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability, general liability and medical claims liability.  The self-insurance reserve liability and medical claims liability are determined annually, based upon third-party actuarial estimates.  The actuarial estimates may vary from year to year due to changes in the cost of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.5 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in the next twelve months. The minimum pension funding requirements are determined annually, based upon a third-party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first three months ended April 4, 2026 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first three months ended April 4, 2026 of approximately $0.6 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008. The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines. Volatility in the world equity and other financial markets, including that associated with the ongoing conflicts in Ukraine and the Middle East and U.S. and foreign tariffs and other retaliatory measures, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA. The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions among the contributors to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of April 4, 2026, the Company has an aggregate accrued liability of approximately $3.3 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

DGD Joint Venture

The DGD Joint Venture currently operates two renewable diesel plants, one located adjacent to Valero’s St. Charles Refinery in Norco, Louisiana (the “DGD St. Charles Plant”) and one located adjacent to Valero’s Port Arthur Refinery in Port Arthur, Texas (the “DGD Port Arthur Plant” and, together with the DGD St. Charles Plant, the “DGD Facilities”), with a combined renewable fuel (including renewable diesel and SAF) production capacity of approximately 1.2 billion gallons per year. The DGD Joint Venture was formed in January 2011 to design, engineer, construct and operate the DGD St. Charles Plant, which reached mechanical completion and began production of renewable diesel and certain other co-products in late June 2013. In October 2021, the DGD Joint Venture completed an expansion of the DGD St. Charles Plant that increased its renewable diesel production capability to up to 750 million gallons per year of renewable diesel, as well as its capability to separate renewable naphtha (approximately 30 million gallons) and other light end renewable hydrocarbons for sale into low carbon fuel markets. Additionally, in November 2022 the DGD Joint Venture completed the construction of the DGD Port Arthur Plant, with a capacity to produce 470 million gallons per year of renewable diesel and 20 million gallons per year of renewable naphtha and having similar logistics flexibilities as those of the DGD St. Charles Plant. Furthermore, in November 2024, the DGD Joint Venture completed a capital project at the DGD Port Arthur Plant to provide the plant with the capability to upgrade approximately fifty percent (50%) of its current 470 million gallon annual production capacity to SAF. Renewable diesel is a low-carbon transportation fuel that is interchangeable with diesel produced from petroleum and is produced at the DGD Facilities using an advanced hydroprocessing-isomerization process licensed from UOP LLC, known as the Ecofining™ Process, and a pretreatment process developed by the Desmet Ballestra Group, to convert fats (animal fats, used cooking oils, distillers corn oil and vegetable oils) into renewable diesel, renewable naphtha and other light end renewable hydrocarbons.

On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement has been amended to extend the expiration date to June 15, 2029. In March 2026, the DGD Joint Venture borrowed $100.0 million, or $50.0 million of the Company’s portion of the commitment, which was repaid in March 2026. The DGD Joint Venture paid $0.2 million and zero interest to the Company for the three months ended April 4, 2026 and March 29, 2025, respectively. As of April 4, 2026 and January 3, 2026, zero was owed to Darling Green under the 2023 DGD Loan Agreement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The revolving credit facility matures June 23, 2026 and is non-recourse to the joint venture partners. As of our quarter ending date of April 4, 2026, the DGD Joint Venture had $200.0 million of borrowings outstanding under this unsecured revolving credit facility. As of March 31, 2026, the DGD Joint Venture had $100.0 million of borrowings outstanding under the unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St. Charles Plant, and Darling has subsequently made $1,137.1 million in additional capital contributions to the DGD Joint Venture as of April 4, 2026. As of April 4, 2026, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,353.7 million included on the consolidated balance sheet. Subsequent to April 4, 2026, Darling made capital contributions of $0.3 million to the DGD Joint Venture.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on renewable energy sources, motivated by supporting agricultural economies and finding solutions for GHGs and climate change, has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2025, DGD was Darling’s largest finished product customer in terms of total net sales, with Darling recording sales of approximately $1.2 billion to DGD or 20% of total net sales. For the three months ended April 4, 2026 and March 29, 2025, the Company recorded net sales to the DGD Joint Venture of approximately $248.7 million or 16% and $218.0 million or 16%, respectively, of total net sales.

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

Cash Flows and Liquidity Risks

Management believes that the Company’s cash flows from operating activities, unrestricted cash and funds available under the Amended Credit Agreement, will be sufficient to meet the Company’s working capital needs and maintenance and compliance-related capital expenditures, scheduled debt and interest payments, income tax obligations, and other contemplated needs through the next twelve months. Numerous factors could have adverse consequences to the Company that cannot be estimated at this time, such as negative impacts from U.S. or foreign government trade policies, the ongoing conflicts in Ukraine and the Middle East and those other factors discussed below under the heading “Forward Looking Statements”. These factors, coupled with volatile prices for natural gas and diesel fuel, currency exchange fluctuations, general performance of the U.S. and global economies, disturbances in world financial, credit, commodities and stock markets, and any decline in consumer confidence, including the inability of consumers and companies to obtain credit due to lack of liquidity in the financial markets, among others, could negatively impact the Company’s results of operations in fiscal 2026 and thereafter. The Company reviews the appropriate use of unrestricted cash periodically. As of the date of this report, other than the Company’s binding offer to acquire UPI Bovinos for approximately $119.5 million, no decision has been made as to non-ordinary course material cash usages at this time; however, potential usages could include: opportunistic capital expenditures and/or acquisitions and joint ventures; investments relating to the Company’s renewable energy strategy, including, without limitation, potential investments in additional renewable diesel or SAF projects; investments in response to governmental regulations relating to human and animal food safety or other regulations; unexpected funding required by the legislation, regulation or mass termination of multiemployer plans; and paying dividends or repurchasing stock, subject to limitations under the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture, as well as suitable cash conservation to withstand adverse commodity cycles. See Note 4 (Acquisitions) to the Company’s Consolidated Financial Statements including for additional information about the UPI Bovinos binding offer.

The Company’s Board of Directors approved a share repurchase program of up to an aggregate of $500.0 million of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The program runs through August 13, 2026, unless further extended or shortened by the Board of Directors. During the first three months of fiscal 2026, zero Common Stock was repurchased under the share repurchase program. As of April 4, 2026, the Company had approximately $460.3 million remaining in its share repurchase program.

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

OFF BALANCE SHEET OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Based upon the underlying purchase agreements, the Company has commitments to purchase $449.4 million of commodity products consisting of approximately $194.7 million of finished products, approximately $223.8 million of natural gas and diesel fuel and approximately $30.9 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at April 4, 2026.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2026 through fiscal 2030, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company’s Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company’s Amended Credit Agreement at April 4, 2026 (in thousands):

Other commercial commitments:
Standby letters of credit	$762
Standby letters of credit (ancillary facility)	41,307
Foreign bank guarantees	12,299
Total other commercial commitments:	$54,368

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, filed with the SEC on March 3, 2026.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 23, (New Accounting Pronouncements) to the Company’s Consolidated Financial Statements included herein for a description of new accounting pronouncements.

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company’s natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At April 4, 2026, the Company had foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option and forward contracts, soybean meal option contracts, soybean oil option contracts, other commodity forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2023, the Company designated interest rate swaps as cash flow hedges of the interest rate risk on a portion of its outstanding variable rate debt. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. In July 2025, the Company designated interest rate swaps as cash flow hedges. The notional amount of the swaps at April 4, 2026 totaled $300.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.420% while receiving the 1-month SOFR rate. Under terms of the interest rate swaps, the Company hedges a portion of its variable rate debt into the second quarter of 2027. At April 4, 2026, the aggregate fair value of these interest rate swaps was approximately $2.4 million and was recorded in other current assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At January 3, 2026, the aggregate fair value of these interest rate swaps was approximately $2.2 million and was recorded in other current assets, accrued expenses, and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2025 and fiscal 2026, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2026. As of April 4, 2026 and January 3, 2026, the aggregate fair value of these foreign exchange contracts was approximately $17.9 million and $15.3 million, respectively. As of April 4, 2026, approximately $18.0 million is included in other current assets and approximately $0.1 million is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss. As of January 3, 2026, approximately $15.4 million is included in other current assets and approximately $0.1 million is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and option contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. There were not any open designated corn, soybean meal or heating oil contracts entered into by the Company at April 4, 2026.

As of April 4, 2026, the Company had the following outstanding forward contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	421,281	Euro	64,240	5.99 - 7.06	$81,566
Brazilian real	1,634,393	U.S. dollar	287,894	5.14 - 7.29	287,894
Euro	17,659	U.S. dollar	20,524	1.15 - 1.19	20,524
Euro	114,430	Polish zloty	491,210	4.26 - 4.30	132,110
Euro	10,260	Japanese yen	1,879,316	182.93 - 183.46	11,845
Euro	26,947	Chinese renminbi	214,215	7.92 - 8.22	31,110
Euro	43,217	Australian dollar	72,050	1.65 - 1.68	49,894
Euro	10,255	British pound	8,910	0.87	11,840
Polish zloty	995	U.S. dollar	267	3.73	267
Polish zloty	59,599	Euro	13,885	4.29	16,086
Japanese yen	42,165	Euro	230	183.33	264
Japanese yen	117,407	U.S. dollar	754	154.46 - 159.26	754
U.S. dollar	573	Japanese yen	91,157	159.08	573
Australian dollar	479	U.S. dollar	328	0.69	328
					$645,055

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $6.9 million and are included in other current assets and accrued expenses at April 4, 2026.

The Company had corn forward contracts, soybean meal option contracts, soybean oil option contracts and other commodity contracts that are marked to market because they did not qualify for hedge accounting at April 4, 2026. These contracts have an aggregate fair value of approximately $3.9 million and are included in other current assets at April 4, 2026.

As of April 4, 2026, the Company had forward purchase agreements in place for purchases of approximately $223.8 million of natural gas and diesel fuel and approximately $30.9 million of other commitments during the next five years. As of April 4, 2026, the Company had forward purchase agreements in place for purchases of approximately $194.7 million of finished product during the next five years.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2026

PART II:  Other Information

Item 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is contained within Note 18 (Contingencies) on pages 24 through 25 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known or that are currently deemed to be immaterial may also materially and adversely affect our business operations and financial condition or the market price of our common stock.

Item 5.    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Form of Notice of Grant of Restricted Stock Unit Award (Non-Employee Directors) under the Darling Ingredients Inc. 2026 Omnibus Incentive Plan.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Robert W. Day, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Robert W. Day, the Chief Financial Officer of the Company.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 4, 2026 and January 3, 2026; (ii) Consolidated Statements of Operations for the three months ended April 4, 2026 and March 29, 2025; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended April 4, 2026 and March 29, 2025; (iv) Consolidated Statements of Stockholders' Equity for the three months ended April 4, 2026 and March 29, 2025; (v) Consolidated Statements of Cash Flows for the three months ended April 4, 2026 and March 29, 2025 and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	May 8, 2026	By:	/s/ Robert W. Day
Robert W. Day
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)