Form 10-Q
period 2026-07-04
DARLING INGREDIENTS INC.
filed 2026-08-07
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 4, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)
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

There were 157,802,916 shares of common stock, $0.01 par value, outstanding at August 3, 2026.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 4, 2026

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 4, 2026 and January 3, 2026
(in thousands, except share data)

	July 4, 2026	January 3, 2026
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$160,742	$88,671
Restricted cash	17,905	16,686
Accounts receivable, less allowance for credit losses of $15,100 at July 4, 2026 and $15,589 at January 3, 2026	664,352	609,492
Accounts receivable due from related party - Diamond Green Diesel	30,127	33,713
Inventories	605,357	527,738
Prepaid expenses	107,391	85,179
Income taxes refundable	7,244	8,281
Assets held for sale	121,750	143,479
Other current assets	42,519	40,127
Total current assets	1,757,387	1,553,366
Property, plant and equipment, less accumulated depreciation of $3,104,192 at July 4, 2026 and $2,991,612 at January 3, 2026	2,828,494	2,796,139
Intangible assets, less accumulated amortization of $655,920 at July 4, 2026 and $627,722 at January 3, 2026	822,025	845,003
Goodwill	2,554,202	2,459,031
Investment in unconsolidated subsidiaries	2,586,008	2,206,827
Operating lease right-of-use assets	222,643	223,705
Other assets	192,604	190,175
Deferred income taxes	20,845	24,536
	$10,984,208	$10,298,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$96,761	$75,217
Accounts payable, principally trade	413,285	371,084
Income taxes payable	23,415	16,018
Current operating lease liabilities	64,102	61,745
Liabilities to be disposed of	21,185	25,085
Accrued expenses	504,307	485,498
Total current liabilities	1,123,055	1,034,647
Long-term debt, net of current portion	3,850,963	3,862,243
Long-term operating lease liabilities	159,373	162,362
Other non-current liabilities	178,116	189,454
Deferred income taxes	366,449	240,561
Total liabilities	5,677,956	5,489,267
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 176,969,589 and 175,643,373 shares issued at July 4, 2026 and January 3, 2026, respectively	1,770	1,756
Additional paid-in capital	1,742,609	1,718,686
Treasury stock, at cost; 19,167,248 and 17,450,028 shares at July 4, 2026 and January 3, 2026, respectively	(820,077)	(719,280)
Accumulated other comprehensive loss	(275,136)	(339,189)
Retained earnings	4,596,563	4,074,938
Total Darling’s stockholders’ equity	5,245,729	4,736,911
Noncontrolling interests	60,523	72,604
Total stockholders’ equity	5,306,252	4,809,515
	$10,984,208	$10,298,782
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended July 4, 2026 and June 28, 2025
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales to third parties	$1,310,614	$1,189,988	$2,612,753	$2,352,630
Net sales to related party - Diamond Green Diesel	413,464	291,530	662,146	509,482
Total net sales	1,724,078	1,481,518	3,274,899	2,862,112
Costs and expenses:
Cost of sales and operating expenses (excludes depreciation and amortization, shown separately below)	1,220,705	1,135,601	2,366,605	2,204,844
Loss/(gain) on sale of assets	(116)	952	87	1,014
Selling, general and administrative expenses	150,950	138,069	300,017	259,625
Restructuring and asset impairment charges	3,933	—	4,297	—
Acquisition and integration costs	13,218	3,383	18,188	4,917
Change in fair value of contingent consideration	—	12,583	—	18,024
Depreciation and amortization	130,180	121,062	261,089	244,897
Total costs and expenses	1,518,870	1,411,650	2,950,283	2,733,321
Equity in net income/(loss) of Diamond Green Diesel	350,030	6,000	457,393	(24,523)
Operating income	555,238	75,868	782,009	104,268

Other expense:
Interest expense	(55,526)	(51,873)	(109,643)	(109,840)
Loss on early retirement of debt	—	(2,978)	—	(2,978)
Foreign currency gain/(loss)	208	1,313	3,351	(49)
Other expense, net	(1,918)	(6,526)	(4,928)	(3,193)
Total other expense	(57,236)	(60,064)	(111,220)	(116,060)

Equity in net income of other unconsolidated subsidiaries	1,905	2,526	4,800	5,154
Income/(loss) before income taxes	499,907	18,330	675,589	(6,638)

Income tax expense	110,638	4,065	149,264	2,911

Net income/(loss)	389,269	14,265	526,325	(9,549)

Net income attributable to noncontrolling interests	(1,957)	(1,604)	(4,700)	(3,950)

Net income/(loss) attributable to Darling	$387,312	$12,661	$521,625	$(13,499)

Basic income/(loss) per share	$2.44	$0.08	$3.29	$(0.09)
Diluted income/(loss) per share	$2.41	$0.08	$3.24	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and six months ended July 4, 2026 and June 28, 2025
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income/(loss)	$389,269	$14,265	$526,325	$(9,549)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(1,486)	131,081	59,694	250,413
Pension adjustments	(63)	4,626	(126)	4,815
Commodities derivative adjustments	53,627	(911)	4,956	234
Interest rate swap adjustments	684	(3,067)	1,816	(4,302)
Foreign exchange derivative adjustments	(4,455)	12,034	670	31,608
Total other comprehensive income, net of tax	48,307	143,763	67,010	282,768
Total comprehensive income	$437,576	$158,028	$593,335	$273,219
Comprehensive income attributable to noncontrolling interests	2,989	(2,121)	7,657	(1,261)
Comprehensive income attributable to Darling	$434,587	$160,149	$585,678	$274,480

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended July 4, 2026 and June 28, 2025
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 3, 2026	158,193,345	$1,756	$1,718,686	$(719,280)	$(339,189)	$4,074,938	$4,736,911	$72,604	$4,809,515
Net income	—	—	—	—	—	134,313	134,313	2,743	137,056
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,032)	(5,032)
Acquisition of noncontrolling interests	—	—	(2,906)	—	—	—	(2,906)	(4,094)	(7,000)
Pension adjustments, net of tax	—	—	—	—	(63)	—	(63)	—	(63)
Commodities derivative adjustments, net of tax	—	—	—	—	(48,671)	—	(48,671)	—	(48,671)
Interest rate swap adjustments, net of tax	—	—	—	—	1,132	—	1,132	—	1,132
Foreign exchange derivative adjustments, net of tax	—	—	—	—	5,125	—	5,125	—	5,125
Foreign currency translation adjustments	—	—	—	—	59,255	—	59,255	1,925	61,180
Stock-based compensation	—	—	7,948	—	—	—	7,948	—	7,948
Treasury stock transactions	(535,376)	—	—	(26,834)	—	—	(26,834)	—	(26,834)
Issuance of common stock	1,262,457	13	9,924	—	—	—	9,937	—	9,937
Balances at April 4, 2026	158,920,426	$1,769	$1,733,652	$(746,114)	$(322,411)	$4,209,251	$4,876,147	$68,146	$4,944,293
Net income	—	—	—	—	—	387,312	387,312	1,957	389,269
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(10,612)	(10,612)
Pension adjustments, net of tax	—	—	—	—	(63)	—	(63)	—	(63)
Commodities derivative adjustments, net of tax	—	—	—	—	53,627	—	53,627	—	53,627
Interest rate swap adjustments, net of tax	—	—	—	—	684	—	684	—	684
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(4,455)	—	(4,455)	—	(4,455)
Foreign currency translation adjustments	—	—	—	—	(2,518)	—	(2,518)	1,032	(1,486)
Stock-based compensation	—	—	8,562	—	—	—	8,562	—	8,562
Treasury stock	(1,181,844)	—	—	(73,963)	—	—	(73,963)	—	(73,963)
Issuance of common stock	63,759	1	395	—	—	—	396	—	396
Balances at July 4, 2026	157,802,341	$1,770	$1,742,609	$(820,077)	$(275,136)	$4,596,563	$5,245,729	$60,523	$5,306,252

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended July 4, 2026 and June 28, 2025
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

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 4, 2026 and June 28, 2025
(in thousands)
(unaudited)

	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net income/(loss)	$526,325	$(9,549)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	261,089	244,897
Loss on sale of assets	87	1,014
Asset impairment	4,297	—
Change in fair value of contingent consideration	—	18,024
Deferred taxes	116,033	(28,225)
Increase/(decrease) in long-term pension liability	(80)	5,633
Stock-based compensation expense	16,510	1,652
Loss on early retirement of debt	—	2,978
Deferred loan cost amortization	2,595	2,886
Equity in net loss/(income) of Diamond Green Diesel and other unconsolidated subsidiaries	(462,193)	19,369
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	281,706	131,131
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(51,495)	7,147
Income taxes refundable/payable	11,885	16,312
Inventories and prepaid expenses	(99,187)	14,893
Accounts payable and accrued expenses	107,742	(32,765)
Other	(28,859)	(630)
Net cash provided by operating activities	686,455	394,767
Cash flows from investing activities:
Capital expenditures	(223,626)	(133,943)
Acquisitions, net of cash acquired	(122,238)	—
Investment in Diamond Green Diesel	(190,603)	(40,150)
Loan to Diamond Green Diesel	(50,000)	—
Loan repayment from Diamond Green Diesel	50,000	—
Gross proceeds from disposal of property, plant and equipment and other assets	10,298	4,555
Proceeds from insurance settlement	2,567	10,173
Payments related to routes and other intangibles	—	(7)
Net cash used in investing activities	(523,602)	(159,372)
Cash flows from financing activities:
Proceeds from long-term debt	14,233	1,081,421
Payments on long-term debt	(13,364)	(1,572,999)
Borrowings from revolving credit facility	535,839	868,809
Payments on revolving credit facility	(515,279)	(486,207)
Net cash overdraft financing	15,793	(24,840)
Acquisition hold-back payments	(14,896)	(26,927)
Deferred loan costs	—	(14,053)
Issuance of common stock	2,651	413
Repurchase of common stock	(73,400)	(34,668)
Minimum withholding taxes paid on stock awards	(20,950)	(6,715)
Acquisition of noncontrolling interest	(7,000)	—
Distributions to noncontrolling interests	(2,578)	—
Net cash used in financing activities	(78,951)	(215,766)
Effect of exchange rate changes on cash	(22,584)	(18,227)
Net increase in cash, cash equivalents and restricted cash	61,318	1,402
Cash, cash equivalents and restricted cash at beginning of period	203,538	217,307
Cash, cash equivalents and restricted cash at end of period	$264,856	$218,709

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
July 4, 2026
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and six months ended July 4, 2026 and June 28, 2025, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2026.

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

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of July 4, 2026, and include the 13 and 26 weeks ended July 4, 2026, and the 13 and 26 weeks ended June 28, 2025.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of July 4, 2026 and January 3, 2026, primarily represents the current portion of acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. Restricted cash included in other long-term assets on the Consolidated Balance Sheet as of July 4, 2026 and January 3, 2026, primarily represents the long-term acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the

Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	July 4, 2026	January 3, 2026
Cash and cash equivalents	$160,742	$88,671
Restricted cash	17,905	16,686
Restricted cash included in other long-term assets	86,209	98,181
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$264,856	$203,538

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third-party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third-party banks without recourse for cash less a nominal fee. For the three months ended July 4, 2026 and June 28, 2025, the Company sold approximately $132.5 million and $129.1 million of its trade receivables and incurred approximately $1.4 million and $1.5 million in fees, respectively. For the six months ended July 4, 2026 and June 28, 2025, the Company sold approximately $261.2 million and $254.6 million of its trade receivables and incurred approximately $2.7 million and $2.9 million in fees, respectively.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		July 4, 2026			June 28, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income attributable to Darling	$387,312	158,516	$2.44	$12,661	158,339	$0.08
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,527			2,467
Less: Pro forma treasury shares		(416)			(1,072)
Diluted:
Net income attributable to Darling	$387,312	160,627	$2.41	$12,661	159,734	$0.08

	Net Income/(loss) per Common Share (in thousands, except per share data)
	Six Months Ended
		July 4, 2026			June 28, 2025
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net income/(loss) attributable to Darling	$521,625	158,630	$3.29	$(13,499)	158,436	$(0.09)
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,710			—
Less: Pro forma treasury shares		(510)			—
Diluted:
Net income/(loss) attributable to Darling	$521,625	160,830	$3.24	$(13,499)	158,436	$(0.09)

For the three months ended July 4, 2026 and June 28, 2025, zero outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the three months ended July 4, 2026 and June 28, 2025, respectively, 435,106 and 497,454 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the six months ended July 4, 2026 and June 28, 2025, zero and 2,177,039 outstanding stock options were excluded from diluted income/(loss) per common share as the effect would be antidilutive. For the six months ended July 4, 2026 and June 28, 2025, respectively, 486,030 and 1,072,630 shares of non-vested stock and stock equivalents were excluded from diluted income/(loss) per common share as the effect was antidilutive.

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

As a result of the conflicts in Ukraine and the Middle East and the current inflationary environment that might be further impacted by tariffs, we have evaluated the potential impact to the Company’s operations and for any indicators of triggering events that could indicate certain of the Company’s assets may be impaired. Through the six months ended July 4, 2026, the Company has not observed any impairments of the Company’s assets or a significant change in their fair value due to the conflicts in Ukraine and the Middle East, inflation or the impacts of tariffs.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly owned subsidiary of Darling entered into a limited liability company agreement with a wholly owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Assets:
Cash	$387,284	$195,765
Total other current assets	2,175,210	1,199,194
Property, plant and equipment, net	3,601,119	3,702,254
Other assets	122,119	139,765
Total assets	$6,285,732	$5,236,978
Liabilities and members' equity:
Revolver	$—	$—
Total other current portion of long-term debt	28,443	29,487
Total other current liabilities	630,098	332,256
Total long-term debt	663,293	677,671
Total other long-term liabilities	17,796	17,748
Total members' equity	4,946,102	4,179,816
Total liabilities and members' equity	$6,285,732	$5,236,978

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Operating revenues	$2,681,999	$1,097,831	$4,096,045	$1,997,740
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	1,896,706	1,119,445	3,097,797	2,096,551
Lower of cost or market (LCM) inventory valuation adjustment	—	(111,245)	(96,720)	(202,249)
Depreciation, amortization and accretion expense	71,020	61,529	148,948	129,001
Total costs and expenses	1,967,726	1,069,729	3,150,025	2,023,303
Operating income/(loss)	714,273	28,102	946,020	(25,563)
Other income	3,697	2,181	5,211	5,883
Interest and debt expense, net	(10,739)	(12,844)	(21,895)	(22,150)
Income/(loss) before income tax expense	707,231	17,439	$929,336	$(41,830)
Income tax expense	284	1,105	328	1,144
Net income/(loss)	$706,947	$16,334	$929,008	$(42,974)

As of July 4, 2026, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,495.3 million on the consolidated balance sheet. The Company has recorded equity in net income from the DGD Joint Venture of approximately $350.0 million and $6.0 million for the three months ended July 4, 2026 and June 28, 2025, respectively. The Company has recorded equity in net income/(loss) from the DGD Joint Venture of approximately $457.4 million and $(24.5) million for the six months ended July 4, 2026 and June 28, 2025, respectively.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ( the “IR Act”). As part of the IR Act, the blenders tax credits of $1.00 per gallon were extended as is until December 31, 2024, a new Sustainable Aviation Fuel (“SAF”) blenders tax credit was introduced effective for 2023 and 2024, and a new Clean Fuels Production Credit (the “CFPC”) was created effective from 2025 through 2027. Under the IR Act, Section 40B, SAF, blended with Jet A and sold on or before December 31, 2024, receives a base credit of $1.25 per gallon plus $0.01 for each percentage point by which the lifecycle greenhouse gas (“GHG”) emissions reduction percentage exceeds 50% up to a maximum supplementary amount of $0.50. Under the CFPC, on-road transportation fuel receives a base credit of up to $1.00 per gallon of renewable diesel (adjusted for inflation each calendar year) multiplied by the fuel's emission reduction percentage as long as it is produced at a qualifying facility and it meets prevailing wage requirements and apprenticeship requirements. Similarly, SAF produced during calendar year 2025 at a qualified facility that meets the apprenticeship and prevailing wage requirements receives a base credit of $1.75 (adjusted for inflation each calendar year) multiplied by the GHG emissions factor for SAF. In contrast to the blenders tax credit, the CFPC requires that production must take place in the United States. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions. With respect to the CFPC, the OBBBA extends the credit for two years through December 31, 2029, reduces the maximum credit rate for SAF to $1.00 per gallon (adjusted for inflation each calendar year) for gallons produced after December 31, 2025, and, beginning in 2026, all eligible transportation fuel must be derived exclusively from feedstocks produced or grown in the U.S., Mexico or Canada. Furthermore, on July 10, 2026, the Internal Revenue Service released Notice 2026-41, announcing the 2026 calendar year inflation adjustment factor for several green energy credits added to the Internal Revenue Code by the IR Act, including the CFPC (i.e., there is a retroactive effective date of January 1, 2026). Specifically, the base credit for on-road transportation fuel is increased to $1.09 per gallon (from $1.00 per gallon) and SAF is $1.09 per gallon for amounts produced in 2026 and $1.91 per gallon for gallons produced in 2025, but sold in 2026 (up from $1.86 per gallon) provided the fuel is produced at a qualified facility meeting the prevailing wage and apprenticeship requirements.

For the three months ended July 4, 2026 and June 28, 2025, the DGD Joint Venture recorded approximately $176.8 million and $140.2 million of production tax credits, net of discount and broker fees related to Darling's portion, respectively. For the six months ended July 4, 2026 and June 28, 2025, the DGD Joint Venture recorded approximately $354.4 million and $191.1 million of production tax credits, net of discount and broker fees related to Darling's portion, respectively. The production tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the six months ended July 4, 2026 and June 28, 2025, the Company received approximately $279.7 million and $129.5 million in dividend distributions from the DGD Joint Venture, respectively.

In the six months ended July 4, 2026 and June 28, 2025, respectively, the Company made approximately $190.6 million and $40.2 million in capital contributions to the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

UPI Bovinos NewCo

On June 2, 2026, the Company, through a wholly-owned subsidiary, acquired all of the shares of UPI Bovinos NewCo (the “Bovinos Acquisition”), which includes three rendering plants in Brazil. The plants were acquired out of bankruptcy with minimal working capital and are included in our Feed Ingredients segment. The purchase price of the Bovinos Acquisition was approximately R$615.9 million (approximately $122.2 million in USD) including the payoff of sellers debt. The Bovinos Acquisition was comprised of R$546.7 million of payments made at the closing (approximately $109.0 million in USD at the exchange rate of R$5.015:USD$1.00 on the closing date), Debtor in Possession Financing that was supplied to the seller on March 24, 2026 of approximately R$60.5 million (approximately $11.5 million in USD at the exchange rate of R$5.259:USD$1.00 at March 24, 2026) was deducted from the purchase price on June 2, 2026 and the Company incurred an acquisition holdback liability of approximately R$8.7 million (approximately $1.7 million in USD at the exchange rate on the closing date). The Company recorded assets and liabilities on a preliminary basis consisting of property, plant and equipment of approximately $52.9 million, identifiable intangibles which included routes of approximately $14.6 million with a life of 12 years, deferred tax liabilities of approximately $15.4 million, other net liabilities of approximately $0.8 million and goodwill of approximately $70.9 million. Goodwill, which was assigned to our Feed Ingredients segment, is expected to strengthen the Company’s base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel and is nondeductible for tax purposes.

Joint Venture with Tessenderlo Group NV

On December 10, 2025, the Company entered into a definitive agreement with Tessenderlo Group NV, a public limited company organized under the laws of Belgium (“Tessenderlo”) to form a joint venture. The definitive agreement is the Master Contribution Agreement (the “Contribution Agreement”) and is by and among Darling, Darling Global Holdings Inc., a Delaware corporation and wholly owned subsidiary of Darling, Tessenderlo, and NewCo Collagen LLC, a Delaware limited liability company (“NewCo”) and currently a wholly owned subsidiary of Darling. Under the Contribution Agreement, Darling and Tessenderlo have agreed to contribute their respective collagen and gelatin business segments into NewCo in exchange for equity interests in NewCo and upon closing of the transaction, Darling will have an 85% equity interest and Tessenderlo will have a 15% equity interest in NewCo. The completion of the transaction contemplated by the Contribution Agreement is subject to required regulatory approvals and certain other closing conditions.

The Company incurred acquisition and integration costs of approximately $13.2 million and $3.4 million for the three months ended July 4, 2026 and June 28, 2025, respectively. The Company incurred acquisition and integration costs of approximately $18.2 million and $4.9 million for the six months ended July 4, 2026 and June 28, 2025, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	July 4, 2026	January 3, 2026
Finished product	$356,647	$295,670
Work in process	92,943	78,458
Raw material	44,200	45,084
Supplies and other	111,567	108,526
	$605,357	$527,738
(6)    Assets Held for Sale

A disposal group (assets and liabilities to be sold) is classified as held for sale once all applicable criteria under U.S. GAAP have been satisfied, including when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable and the Company expects to complete the sale within one year. Upon classifying a disposal group as held for sale, the Company measures the disposal group at the lower of its carrying value or fair value less costs to sell and long-lived assets in the disposal group are not depreciated. Based on these criteria, at January 3, 2026 and July 4, 2026, the Company classified certain assets and liabilities from disposal groups within the Feed and Food segments as assets held for sale. The carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheets are as follows (in thousands):

	July 4, 2026	January 3, 2026
Assets:
Accounts receivable, net	$26,513	$26,493
Inventories	57,144	64,683
Other current assets	8,614	4,381
Property, plant and equipment, net	14,069	24,377
Goodwill	17,171	20,293
Other assets	6,615	7,469
Total assets	130,126	147,696
Valuation allowance	(8,376)	(4,217)
Total assets held for sale	$121,750	$143,479

Liabilities:
Accounts payable, principally trade	$5,868	$4,152
Accrued expenses	7,350	11,635
Other current liabilities	1,133	1,143
Other noncurrent liabilities	6,834	8,155
Total liabilities to be disposed of	21,185	25,085

Net assets held for sale	$100,565	$118,394

On April 10, 2026, the Company entered into an agreement to sell a substantial portion of the Company’s U.S. grease trap environmental services business in the Feed segment for approximately $90.0 million to WRM Holdings LLC, a subsidiary of Waste Resource Management, less working capital adjustments. The assets and liabilities that will be sold are classified as assets held for sale and liabilities to be disposed of on the Company’s consolidated balance sheets. On July 21, 2026, the Company received approximately $84.1 million in proceeds for the sale of a substantial portion of the Company’s U.S. grease trap environmental services business, which represented the purchase price minus working capital adjustments, other fees and holdback amounts.

On July 2, 2026, the Company entered into an agreement to sell the Company’s natural casings business in the Food segment for approximately €58.0 million (approximately $66.3 million in USD at the exchange rate of

€1.1436:USD$1.00 at July 4, 2026) plus or minus working capital adjustments and less net debt as defined in the agreement to Van Hessen Holding B.V. The assets and liabilities that will be sold are classified as assets held for sale and liabilities to be disposed of on the Company's consolidated balance sheets. The transaction is expected to be closed by the end of 2026.

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

	July 4, 2026	January 3, 2026
Indefinite Lived Intangible Assets:
Trade names	$51,573	$52,251
	51,573	52,251
Finite Lived Intangible Assets:
Routes	732,707	739,833
Customer relationships	333,103	315,652
Permits	322,921	325,663
Trade names	19,533	19,205
Royalties, product development, patents, consulting, land use rights, non-compete and leasehold agreements	18,108	20,121
	1,426,372	1,420,474
Accumulated Amortization:
Routes	(312,018)	(311,198)
Customer relationships	(99,103)	(79,315)
Permits	(225,319)	(217,728)
Trade names	(13,895)	(11,932)
Royalties, product development, patents, consulting, land use rights, non-compete and leasehold agreements	(5,585)	(7,549)
	(655,920)	(627,722)
Total intangible assets, less accumulated amortization	$822,025	$845,003

Gross intangible assets changed in the first six months of fiscal 2026 primarily due to acquisitions of approximately $14.8 million and retirements of approximately $15.3 million; the remaining change is due to foreign currency exchange impact. Amortization expense for the three months ended July 4, 2026 and June 28, 2025, was approximately $25.0 million and $25.8 million, respectively and for the six months ended July 4, 2026 and June 28, 2025, was approximately $50.2 million and $51.1 million, respectively.

(8)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 3, 2026
Goodwill	$1,507,187	$862,457	$159,043	$2,528,687
Accumulated impairment losses	(17,881)	(20,195)	(31,580)	(69,656)
	1,489,306	842,262	127,463	2,459,031
Goodwill acquired during year	70,892	—	—	70,892
Goodwill transferred from assets held for sale	3,122	—	—	3,122
Foreign currency translation	(737)	25,372	(3,478)	21,157
Balance at July 4, 2026
Goodwill	1,580,464	887,829	155,565	2,623,858
Accumulated impairment losses	(17,881)	(20,195)	(31,580)	(69,656)
	$1,562,583	$867,634	$123,985	$2,554,202

(9)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 4, 2026	January 3, 2026
Compensation and benefits	$152,848	$170,312
Accrued operating expenses	88,620	87,055
Short-term acquisition hold-backs	18,745	17,500
Other accrued expenses	244,094	210,631
	$504,307	$485,498

(10)    Debt

Debt consists of the following (in thousands):

	July 4, 2026	January 3, 2026
Amended Credit Agreement:
Revolving Credit Facility ($197.8 million and $162.2 million denominated in € at July 4, 2026 and January 3, 2026, respectively)	$615,843	$601,150

Term A facility	891,000	895,500
Less unamortized deferred loan costs	(3,524)	(3,846)
Carrying value Term A facility	887,476	891,654

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premiums	(4,258)	(4,725)
Carrying value 6% Senior Notes due 2030	995,742	995,275

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(836)	(1,345)
Carrying value 5.25% Senior Notes due 2027	499,164	498,655

4.5% Senior Notes due 2032 - Denominated in euro with effective interest of 4.7%	857,700	881,250
Less unamortized deferred loan costs - Denominated in euros	(8,882)	(9,781)
Carrying value 4.5% Senior Notes due 2032	848,818	871,469

Other Notes and Obligations	100,681	79,257
	3,947,724	3,937,460
Less Current Maturities	96,761	75,217
	$3,850,963	$3,862,243

As of July 4, 2026, the Company had €173.0 million outstanding debt under the revolving credit facility denominated in euros and €750.0 million of outstanding debt under the Company’s 4.5% Senior Notes due 2032 denominated in euros. In addition, at July 4, 2026, the Company had finance lease obligations denominated in euros of approximately €3.4 million.

As of July 4, 2026, the Company had other notes and obligations of $100.7 million that consist of various overdraft facilities of approximately $67.8 million, Brazilian notes of approximately $15.8 million, European notes of approximately $12.0 million and other debt of approximately $5.1 million, including the euro denominated finance lease obligations above and the U.S. finance lease obligations of approximately $1.2 million.

Senior Secured Credit Facilities. On June 25, 2025, Darling, Darling International Canada Inc. (“Darling Canada”), Darling International NL Holdings B.V. (“Darling NL”) and Darling Ingredients International Holding B.V. (“Darling Holding”) entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated the Company's then existing Second Amended and Restated Credit Agreement dated January 6, 2014 (as amended from time to time, the “Previous Credit Agreement”), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents party thereto. The Amended Credit Agreement refinanced the loans and commitments outstanding under the Previous Credit Agreement and provides for senior secured credit facilities in the aggregate principal amount of $2.9 billion comprised of (i) the Company’s $900.0 million six-year term A facility and (ii) the Company’s $2.0 billion five-year revolving credit facility (up to $50.0 million (as such amount may be increased to an amount not exceeding $150.0 million to the extent consented to by the applicable issuing banks) of which will be available for a letter of credit subfacility and up to $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

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

As of July 4, 2026, the Company had (i) $76.0 million outstanding under the revolver at base rate plus a margin of 0.375% per annum for a total of 7.125%, (ii) $342.0 million outstanding under the revolver at SOFR plus a margin of 1.375% per annum for a total of 4.48401% per annum, (iii) $891.0 million outstanding under the term A facility at SOFR plus a margin of 1.625% per annum for a total of 5.26892% per annum, and (iv) €173.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.375% per annum for a total of 3.52527% per annum. As of July 4, 2026, the Company had revolving credit facility availability of $1.3 billion, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $75.4 million and letters of credit issued of $0.8 million. The Company also had foreign bank guarantees of approximately $12.2 million that are not part of the Company’s Amended Credit Agreement at July 4, 2026. In addition, the Company capitalized approximately $8.0 million of deferred loan costs in fiscal 2025 in connection with the Amended Credit Agreement.

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes which mature on April 15, 2027 (the “5.25% Notes”). At the date of this report, the Company has not made a decision whether it will refinance or repay the 5.25% Notes at maturity. As long as the Company has sufficient availability on its revolving credit facility under the Company’s Amended Credit Agreement the 5.25% Notes will be classified as long term on the Company’s consolidated balance sheet.

As of July 4, 2026, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 4.5% Senior Notes due 2032.

(11)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	July 4, 2026	January 3, 2026
Accrued pension liability less amounts included in liabilities to be disposed of	$16,673	$17,015
Reserve for self-insurance, litigation, environmental and tax matters	70,719	68,795
Long-term acquisition hold-backs	87,204	98,461
Other	3,520	5,183
	$178,116	$189,454

(12)    Income Taxes

The Company has provided income taxes for the three and six months ended July 4, 2026 and June 28, 2025, based on its estimate of the effective tax rate for the entire 2026 and 2025 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of July 4, 2026 and January 3, 2026, the Company had $12.1 million and $9.9 million, respectively, of gross unrecognized tax benefits and $3.7 million and $2.7 million, respectively, of related accrued interest and penalties. The Company’s gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

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

The Organization for Economic Co-operation and Development (OECD) has issued a framework and model rules to implement a global minimum corporate income tax of 15% for companies with global revenues above certain thresholds (referred to as Pillar 2). On January 5, 2026, the OECD approved changes to the model rules that included the introduction of a “side-by-side” agreement which would exempt U.S.-parented companies from certain aspects of the global minimum tax regime. In certain jurisdictions, local legislative action is needed to effectuate the side-by-side agreement and cannot be considered in our accounting estimate until enactment. Accordingly, as of July 4, 2026, the Company has included a Pillar 2 liability in its estimate of the effective tax rate for the entire 2026 fiscal year primarily related to its U.S. operations.

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

(13)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and six months ended July 4, 2026 and June 28, 2025 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Defined benefit pension plans
Actuarial gain/(loss) recognized	$—	$50	$—	$(12)	$—	$38
Amortization of prior service (cost)/benefit	11	(2)	(3)	1	8	(1)
Amortization of actuarial gain/(loss)	(97)	207	26	(49)	(71)	158
Amortization of settlement	—	5,854	—	(1,423)	—	4,431
Total defined benefit pension plans	(86)	6,109	23	(1,483)	(63)	4,626
Corn option derivatives
Reclassified to earnings	—	18	—	(5)	—	13
Activity recognized in other comprehensive income/(loss)	—	(4)	—	2	—	(2)
Total corn option derivatives	—	14	—	(3)	—	11
Heating oil derivatives at DGD (Note 16)
Activity recognized in other comprehensive income/(loss)	70,841	(1,218)	(17,214)	296	53,627	(922)
Total heating oil derivatives	70,841	(1,218)	(17,214)	296	53,627	(922)
Interest swap derivatives
Reclassified to earnings	72	(4,476)	(18)	1,087	54	(3,389)
Activity recognized in other comprehensive income/(loss)	831	424	(201)	(102)	630	322
Total interest swap derivatives	903	(4,052)	(219)	985	684	(3,067)
Foreign exchange derivatives
Reclassified to earnings	(9,953)	(851)	(361)	291	(10,314)	(560)
Activity recognized in other comprehensive income/(loss)	3,035	19,063	2,824	(6,469)	5,859	12,594
Total foreign exchange derivatives	(6,918)	18,212	2,463	(6,178)	(4,455)	12,034

Foreign currency translation	(1,969)	135,013	483	(3,932)	(1,486)	131,081
Other comprehensive income/(loss)	$62,771	$154,078	$(14,464)	$(10,315)	$48,307	$143,763

	Six Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Defined benefit pension plans
Actuarial gain/(loss) recognized	$—	$50	$—	$(12)	$—	$38
Amortization of prior service (cost)/benefit	21	(4)	(6)	2	15	(2)
Amortization of actuarial gain/(loss)	(194)	456	53	(108)	(141)	348
Amortization of settlement	—	5,854	—	(1,423)	—	4,431
Total defined benefit pension plans	(173)	6,356	47	(1,541)	(126)	4,815
Corn option derivatives
Reclassified to earnings	—	385	—	(94)	—	291
Activity recognized in other comprehensive income/(loss)	—	(257)	—	63	—	(194)
Total corn option derivatives	—	128	—	(31)	—	97
Heating oil derivatives at DGD (Note 16)
Activity recognized in other comprehensive income/(loss)	6,547	182	(1,591)	(45)	4,956	137
Total heating oil derivatives	6,547	182	(1,591)	(45)	4,956	137
Interest swap derivatives
Reclassified to earnings	1,300	13,217	(316)	(3,212)	984	10,005
Activity recognized in other comprehensive income/(loss)	1,099	(18,900)	(267)	4,593	832	(14,307)
Total interest swap derivatives	2,399	(5,683)	(583)	1,381	1,816	(4,302)
Foreign exchange derivatives
Reclassified to earnings	(14,146)	(4,513)	1,019	1,523	(13,127)	(2,990)
Activity recognized in other comprehensive income/(loss)	14,868	52,222	(1,071)	(17,624)	13,797	34,598
Total foreign exchange derivatives	722	47,709	(52)	(16,101)	670	31,608

Foreign currency translation	58,301	256,107	1,393	(5,694)	59,694	250,413

Other comprehensive income/(loss)	$67,796	$304,799	$(786)	$(22,031)	$67,010	$282,768

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax, for the three and six months ended July 4, 2026 and June 28, 2025 as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	Statement of Operations Classification
Derivative instruments
Foreign exchange contracts	$9,953	$851	14,146	4,513	Net sales
Corn option derivatives	—	(18)	—	(385)	Cost of sales and operating expenses
Interest swaps	(72)	4,476	(1,300)	(13,217)	Foreign currency gain/(loss) and interest expense
	9,881	5,309	12,846	(9,089)	Total before tax
	379	(1,373)	(703)	1,783	Income taxes
	10,260	3,936	12,143	(7,306)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(11)	$2	$(21)	$4	(a)
Amortization of actuarial loss	97	(207)	194	(456)	(a)
Amortization of settlement	—	(5,854)	—	(5,854)	(a)
	86	(6,059)	173	(6,306)	Total before tax
	(23)	1,471	(47)	1,529	Income taxes
	63	(4,588)	126	(4,777)	Net of tax
Total reclassifications	$10,323	$(652)	$12,269	$(12,083)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 15 (Employee Benefit Plans) to the Company’s Consolidated Financial Statements included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of July 4, 2026 as follows (in thousands):

	Six Months Ended July 4, 2026
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/ (loss) January 3, 2026, attributable to Darling, net of tax	$(352,086)	$15,184	$(2,287)	$(339,189)
Other comprehensive income before reclassifications	59,694	19,585	—	79,279
Amounts reclassified from accumulated other comprehensive income/ (loss)	—	(12,143)	(126)	(12,269)
Net current-period other comprehensive income/(loss)	59,694	7,442	(126)	67,010
Noncontrolling interest	2,957	—	—	2,957
Accumulated Other Comprehensive income/ (loss) July 4, 2026, attributable to Darling, net of tax	$(295,349)	$22,626	$(2,413)	$(275,136)

(14)    Stockholders’ Equity

Fiscal 2026 Long-Term Incentive Opportunity Awards (2026 LTIP). On December 18, 2025, the Compensation Committee (the “Committee”) of the Company’s Board of Directors adopted the 2026 LTIP pursuant to which on January 5, 2026 the Company awarded certain of the Company’s key employees, 233,112 restricted stock units and 349,672 performance share units (the “PSUs”) under the Company’s 2017 Omnibus Incentive Plan. The restricted stock units vest 33.33% on the first, second and third anniversaries of the grant date. The PSUs are tied to a three-year forward-looking performance period and will be earned based on the Company’s average return on gross investment (“ROGI”), as calculated in accordance with the terms of the award agreement, relative to the average ROGI of the Company’s performance peer group companies, with such calculated PSU value then subject to the application of a total shareholder return (“TSR”) modifier depending on the Company’s TSR during the performance period relative to that of the performance peer group companies. The earned award will be determined in the first quarter of fiscal 2029, after the final results for the relevant performance period are determined. The PSUs were granted at a target of 100%, but the target award may be reduced or increased (up to 225%) depending on the Company’s ROGI relative to that of the performance peer group companies, and then such value following the ROGI calculation is subject to being reduced or increased (up to 250%) depending on the Company’s TSR relative to that of the performance peer group companies.

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

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed and increased on August 5, 2026 up to an aggregate of $1.0 billion of the Company’s Common Stock depending on market conditions. There is no expiration date for the program and repurchase authorization may be modified, suspended, or discontinued at any time. During the first six months of fiscal 2026 (prior to the refresh), $73.4 million of Common Stock was repurchased under the share repurchase program. As of July 4, 2026, the Company had approximately $386.9 million remaining under the share repurchase program (prior to the refresh).

(15)    Employee Benefit Plans

Net pension cost for the three and six months ended July 4, 2026 and June 28, 2025 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Service cost	$694	$755	$1,393	$1,498
Interest cost	1,593	1,770	3,189	3,687
Expected return on plan assets	(1,528)	(1,615)	(3,058)	(3,331)
Amortization of prior service cost	11	(2)	21	(4)
Amortization of actuarial loss	(97)	207	(194)	456
Amortization of settlement	—	5,854	—	5,854
Net pension cost	$673	$6,969	$1,351	$8,160

Based on annual actuarial estimates, at July 4, 2026 the Company expects to contribute approximately $4.0 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the six months ended July 4, 2026 and June 28, 2025 of approximately $1.0 million and $1.3 million, respectively.

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

The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of July 4, 2026, the Company has an aggregate accrued liability of approximately $3.3 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At July 4, 2026, the Company had foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option contracts, soybean meal option contracts, soybean oil option contracts, other commodity forward contracts, and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2026 and fiscal 2025, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by Financial Accounting Standards Board (“FASB”) ASC Topic 323.

Cash Flow Hedges

In fiscal 2023, the Company designated interest rate swaps as cash flow hedges of the interest rate risk on a portion of its outstanding variable rate debt. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. In July 2025, the Company designated interest rate swaps as cash flow hedges. The notional amount of the swaps at July 4, 2026 was $300.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.420% while receiving the 1-month SOFR rate. Under terms of the interest rate swaps, the Company hedges a portion of its variable rate debt into the second quarter of 2027. At July 4, 2026, the aggregate fair value of these interest rate swaps was approximately $3.0 million and was recorded in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At January 3, 2026, the aggregate fair value of these interest rate swaps was approximately $2.2 million and was recorded in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2025 and fiscal 2026, the Company entered into foreign exchange options and forward contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2027. At July 4, 2026 and January 3, 2026, the aggregate fair value of these foreign exchange contracts was approximately $10.7 million and $15.3 million, respectively. These amounts are included in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and option contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. There were no open designated corn, soybean meal or heating oil contracts entered into by the Company at July 4, 2026.

As of July 4, 2026, the Company had the following designated and non-designated outstanding forward and option contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	614,959	Euro	95,937
Brazilian real	1,733,663	U.S. dollar	311,588
Euro	51,787	U.S. dollar	59,452
Euro	119,452	Polish zloty	512,300
Euro	10,891	Japanese yen	2,006,668
Euro	43,010	Chinese renminbi	335,170
Euro	43,744	Australian dollar	71,950
Euro	3,189	British pound	2,755
Polish zloty	51,692	Euro	12,038
Japanese yen	133,467	U.S. dollar	826
U.S. dollar	424	Japanese yen	68,538
Australian dollar	382	U.S. dollar	263

The Company estimates the amount that will be reclassified from accumulated other comprehensive income/(loss) at July 4, 2026 into earnings over the next 12 months for all cash flow hedges will be approximately $32.1 million. As of July 4, 2026, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the three and six months ended July 4, 2026 and June 28, 2025 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Foreign exchange	Foreign currency loss/(gain)	$371	$(549)	$2,384	$(836)
Foreign exchange	Net sales	48	(517)	183	(584)
Foreign exchange	Cost of sales and operating expenses	(53)	132	(140)	192
Foreign exchange	Selling, general and administrative expenses	(3,821)	(6,978)	(13,433)	(14,167)
Interest rate swap	Interest expense	—	(961)	—	(961)
Corn options and futures	Cost of sales and operating expenses	(888)	(380)	(336)	(1,981)
Soybean meal	Net sales	775	221	848	221
Soybean oil	Net sales	764	(158)	(2,729)	(158)
Other commodities	Selling, general and administrative expenses	(1,646)	(424)	(3,364)	(701)
Total		$(4,450)	$(9,614)	$(16,587)	$(18,975)

At July 4, 2026, the Company had forward purchase agreements in place for purchases of approximately $216.9 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(17)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of July 4, 2026 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at July 4, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$25,806	$—	$25,806	$—
Total Assets	$25,806	$—	$25,806	$—

Liabilities
Derivative liabilities	$2,941	$—	$2,941	$—
Total Liabilities	$2,941	$—	$2,941	$—

		Fair Value Measurements at January 3, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$23,590	$—	$23,590	$—
Total Assets	$23,590	$—	$23,590	$—

Liabilities
Derivative liabilities	$2,631	$—	$2,631	$—
Total Liabilities	$2,631	$—	$2,631	$—

Derivative assets and liabilities consist primarily of the Company’s corn option and futures contracts, foreign currency forward and option contracts, interest rate swap contracts which represent the difference between observable market rates of commonly quoted intervals for similar assets and liabilities in active markets and the fixed swap rate considering the instruments term, notional amount and credit risk. See Note 16 (Derivatives) to the Company’s Consolidated Financial Statements included herein for discussion on the Company’s derivatives.

Fair value of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurements at July 4, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$1,005,500	$—	$1,005,500	$—
5.25% Senior notes	498,650	—	498,650	—
4.5% Senior notes	858,558	—	858,558	—
Term Loan A	886,545	—	886,545	—
Revolver debt	606,605	—	606,605	—
Total Liabilities	$3,855,858	$—	$3,855,858	$—

		Fair Value Measurements at January 3, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$1,015,100	$—	$1,015,100	$—
5.25% Senior notes	499,000	—	499,000	—
4.5% Senior notes	890,063	—	890,063	—
Term Loan A	891,023	—	891,023	—
Revolver debt	592,133	—	592,133	—
Total Liabilities	$3,887,319	$—	$3,887,319	$—

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental and litigation. At July 4, 2026 and January 3, 2026, the reserves for insurance, regulatory, governmental, environmental and litigation reflected on the balance sheet in accrued expenses and other noncurrent liabilities was approximately $92.9 million and $86.0 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $27.1 million as of July 4, 2026 and January 3, 2026, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the pending lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

The performance of the operating segments is evaluated based on segment income/(loss) which includes all revenues, operating expenses, and selling, general and administrative expenses incurred at all operating locations and excludes general corporate expenses. The CODM uses segment income/(loss) as the measure to make resource (including financial or capital resources) allocation decisions for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when evaluating performance for each segment and making decisions about capital allocation. Accounting policies have been applied consistently by all segments within the Company for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance. Our CODM is not provided with total assets by segment since we do not measure, evaluate the performance, or allocate capital resources on a segment basis. As a result, we have not disclosed any asset information by segment.

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate (a)	Total
Three Months Ended July 4, 2026
Total net sales	$1,149,490	$408,514	$166,074	$—	$1,724,078
Cost of sales and operating expenses	829,513	260,196	130,996	—	1,220,705
Gross margin	319,977	148,318	35,078	—	503,373

Loss/(gain) on sale of assets	(243)	412	(285)	—	(116)
Selling, general and administrative expenses	79,723	39,426	9,394	22,407	150,950
Restructuring and asset impairment charges	—	3,933	—	—	3,933
Acquisition and integration costs	—	—	—	13,218	13,218
Depreciation and amortization	89,812	29,635	9,229	1,504	130,180
Equity in net income of Diamond Green Diesel	—	—	350,030	—	350,030
Segment operating income/(loss)	150,685	74,912	366,770	(37,129)	555,238

Equity in net income of other unconsolidated subsidiaries	1,905	—	—	—	1,905
Segment income/(loss)	152,590	74,912	366,770	(37,129)	557,143

Total other expense (b)					(57,236)
Income before income taxes					$499,907

(a)    Included in corporate activities are general corporate expenses.

(b)    Total other expense includes interest expense, foreign currency gain/(loss) and other expense. Interest expense and foreign currency gain/(loss) are separately disclosed on our Consolidated Statements of Operations.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 28, 2025
Total net sales	$936,532	$386,142	$158,844	$—	$1,481,518
Cost of sales and operating expenses	722,081	282,233	131,287	—	1,135,601
Gross margin	214,451	103,909	27,557	—	345,917

Loss/(gain) on sale of assets	1,085	(24)	(109)	—	952
Selling, general and administrative expenses	77,464	33,987	9,027	17,591	138,069
Acquisition and integration costs	—	—	—	3,383	3,383
Change in fair value of contingent consideration	12,583	—	—	—	12,583
Depreciation and amortization	83,419	27,391	8,763	1,489	121,062
Equity in net income of Diamond Green Diesel	—	—	6,000	—	6,000
Segment operating income/(loss)	39,900	42,555	15,876	(22,463)	75,868

Equity in net income of other unconsolidated subsidiaries	2,526	—	—	—	2,526
Segment income/(loss)	42,426	42,555	15,876	(22,463)	78,394

Total other expense (c)					(60,064)
Income before income taxes					$18,330

(c)    Total other expense includes interest expense, foreign currency gain/(loss) and other expense. Interest expense and foreign currency gain/(loss) are separately disclosed on our Consolidated Statements of Operations.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 4, 2026
Total net sales	$2,134,828	$813,747	$326,324	$—	$3,274,899
Cost of sales and operating expenses	1,565,867	548,172	252,566	—	2,366,605
Gross margin	568,961	265,575	73,758	—	908,294

Loss/(gain) on sale of assets	92	476	(481)	—	87
Selling, general and administrative expenses	159,641	75,841	19,526	45,009	300,017
Restructuring and asset impairment charges	—	4,297	—	—	4,297
Acquisition and integration costs	—	—	—	18,188	18,188
Depreciation and amortization	180,733	59,216	18,161	2,979	261,089
Equity in net income of Diamond Green Diesel	—	—	457,393	—	457,393
Segment operating income/(loss)	228,495	125,745	493,945	(66,176)	782,009

Equity in net income of other unconsolidated subsidiaries	4,800	—	—	—	4,800
Segment income/(loss)	233,295	125,745	493,945	(66,176)	786,809

Total other expense (d)					(111,220)
Income before income taxes					$675,589

(d)    Total other expense includes interest expense, foreign currency gain/(loss) and other expense. Interest expense and foreign currency gain/(loss) are separately disclosed on our Consolidated Statements of Operations.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended June 28, 2025
Total net sales	$1,832,815	$735,382	$293,915	$—	$2,862,112
Cost of sales and operating expenses	1,436,096	529,014	239,734	—	2,204,844
Gross margin	396,719	206,368	54,181	—	657,268

Loss/(gain) on sale of assets	1,200	31	(217)	—	1,014
Selling, general and administrative expenses	149,035	65,459	17,568	27,563	259,625
Acquisition and integration costs	—	—	—	4,917	4,917
Change in fair value of contingent consideration	18,024	—	—	—	18,024
Depreciation and amortization	167,549	56,953	17,352	3,043	244,897
Equity in net loss of Diamond Green Diesel	—	—	(24,523)	—	(24,523)
Segment operating income/(loss)	60,911	83,925	(5,045)	(35,523)	104,268

Equity in net income of other unconsolidated subsidiaries	5,154	—	—	—	5,154
Segment income/(loss)	66,065	83,925	(5,045)	(35,523)	109,422

Total other expense (e)					(116,060)
Loss before income taxes					$(6,638)

(e)    Total other expense includes interest expense, foreign currency gain/(loss) and other expense. Interest expense and foreign currency gain/(loss) are separately disclosed on our Consolidated Statements of Operations.

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

The following tables present the Company’s revenues disaggregated by geographic area and major product types by reportable segment for the three and six months ended July 4, 2026 and June 28, 2025 (in thousands):

	Three Months Ended July 4, 2026
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$920,357	$83,314	$—	$1,003,671
Europe	106,450	197,634	166,074	470,158
China	9,948	64,816	—	74,764
South America	107,891	44,779	—	152,670
Other	4,844	17,971	—	22,815
Total net sales	$1,149,490	$408,514	$166,074	$1,724,078

Major product types
Fats	$493,516	$44,461	$—	$537,977
Used cooking oil	164,013	—	—	164,013
Proteins	370,870	—	—	370,870
Bakery	46,985	—	—	46,985
Other rendering	63,000	—	—	63,000
Food ingredients	—	335,888	—	335,888
Bioenergy	—	—	166,074	166,074
Other	11,106	28,165	—	39,271
Total net sales	$1,149,490	$408,514	$166,074	$1,724,078

	Six Months Ended July 4, 2026
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,664,830	$167,055	$—	$1,831,885
Europe	230,776	400,778	326,324	957,878
China	20,059	129,593	—	149,652
South America	209,844	81,284	—	291,128
Other	9,319	35,037	—	44,356
Total net sales	$2,134,828	$813,747	$326,324	$3,274,899

Major product types
Fats	$878,125	$92,035	$—	$970,160
Used cooking oil	273,499	—	—	273,499
Proteins	736,903	—	—	736,903
Bakery	88,401	—	—	88,401
Other rendering	135,200	—	—	135,200
Food ingredients	—	666,932	—	666,932
Bioenergy	—	—	326,324	326,324
Other	22,700	54,780	—	77,480
Total net sales	$2,134,828	$813,747	$326,324	$3,274,899

	Three Months Ended June 28, 2025
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$708,823	$111,049	$—	$819,872
Europe	103,686	184,750	158,844	447,280
China	7,319	53,825	—	61,144
South America	113,049	26,100	—	139,149
Other	3,655	10,418	—	14,073
Total net sales	$936,532	$386,142	$158,844	$1,481,518

Major product types
Fats	$389,991	$44,681	$—	$434,672
Used cooking oil	85,260	—	—	85,260
Proteins	326,983	—	—	326,983
Bakery	51,552	—	—	51,552
Other rendering	70,801	—	—	70,801
Food ingredients	—	311,348	—	311,348
Bioenergy	—	—	158,844	158,844
Other	11,945	30,113	—	42,058
Total net sales	$936,532	$386,142	$158,844	$1,481,518

	Six Months Ended June 28, 2025
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$1,397,526	$209,010	$—	$1,606,536
Europe	208,738	352,797	293,915	855,450
China	10,984	104,195	—	115,179
South America	208,373	47,737	—	256,110
Other	7,194	21,643	—	28,837
Total net sales	$1,832,815	$735,382	$293,915	$2,862,112

Major product types
Fats	$731,515	$89,050	$—	$820,565
Used cooking oil	164,200	—	—	164,200
Proteins	678,200	—	—	678,200
Bakery	102,200	—	—	102,200
Other rendering	133,000	—	—	133,000
Food ingredients	—	589,930	—	589,930
Bioenergy	—	—	293,915	293,915
Other	23,700	56,402	—	80,102
Total net sales	$1,832,815	$735,382	$293,915	$2,862,112

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2026 under these long-term supply contracts was approximately $58.7 million with remaining performance obligations to be recognized in future periods (generally 3 years) of approximately $385.2 million.

(21)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended July 4, 2026 and June 28, 2025, the Company recorded net sales to the DGD Joint Venture of approximately

$413.5 million and $291.5 million, respectively. For the three months ended July 4, 2026 and June 28, 2025, our net sales to the DGD Joint Venture were approximately 24% and 20%, respectively, of total net sales. For the six months ended July 4, 2026 and June 28, 2025, the Company recorded net sales to the DGD Joint Venture of approximately $662.1 million and $509.5 million, respectively. For the six months ended July 4, 2026 and June 28, 2025, our net sales to the DGD Joint Venture were approximately 20% and 18%, respectively, of total net sales. At July 4, 2026 and January 3, 2026, the Company had $30.1 million and $33.7 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $104.7 million and $99.1 million of additional sales for the three months ended July 4, 2026 and June 28, 2025, respectively, to defer the Company’s portion of profit of approximately $29.8 million and $22.2 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at July 4, 2026 and June 28, 2025, respectively.

Revolving Loan Agreement

On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement has been amended to extend the expiration date to June 15, 2029. In March 2026, the DGD Joint Venture borrowed $100.0 million, or $50.0 million of the Company’s portion of the commitment, which was repaid in March 2026. The DGD Joint Venture paid interest to the Company for each of the three months ended July 4, 2026 and June 28, 2025 of zero and paid interest to the Company for the six months ended July 4, 2026 and June 28, 2025 of $0.2 million and zero, respectively. As of July 4, 2026 and January 3, 2026, zero was owed to Darling Green under the 2023 DGD Loan Agreement. Subsequent to July 4, 2026, the DGD Joint Venture borrowed $200.0 million or $100.0 million of the Company’s portion of the 2023 DGD Loan Agreement commitment.

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

(22)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Six Months Ended
	July 4, 2026	June 28, 2025
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(29,609)	$794
Cash paid during the period for:
Interest, net of capitalized interest	$100,713	$116,230
Income taxes, net of refunds	$49,074	$32,022
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$30,558	$49,370
Non-cash financing activities
Debt issued for assets	$615	$91

(23)    New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations or in the footnotes. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosure, but does not expect this update to have a material impact on the Company’s consolidated financial statements other than additional information that will be provided in the footnote disclosure.

In November 2025, the FASB issued ASU No. 2025-09, Derivative and Hedging (Topic 815) – Hedge Accounting Improvements. This ASU clarifies certain aspects of the guidance on hedge accounting to more closely align hedge accounting with the economics of an entity’s risk management activities by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating this ASU but does not expect this update to have a material impact on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) – Narrow-Scope Improvements. This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for annual and interim periods beginning after December 15, 2027. The Company is currently evaluating this ASU but does not expect this update to have a material impact on the Company’s consolidated financial statements and disclosures.

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

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC, (“DGD” or the “DGD Joint Venture”), a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable fuels/products, such as renewable diesel and SAF as described in Note 3 (Investment in Unconsolidated

Subsidiaries) to the Company’s Consolidated Financial Statements for the period ended July 4, 2026 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

Corporate Activities principally include unallocated corporate overhead expenses, acquisition-related expenses, interest expense net of interest income, and other non-operating income and expenses.

Economic Conditions and Uncertainties

Global Economic Conditions

We operate globally and have operations in numerous countries. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies, including tariff policies, and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to, among other things, the conflicts in Ukraine and the Middle East and their impacts on volatility in energy and commodity prices, inflation, cost and supply chain pressures and availability, and disruption in banking systems and capital markets. Disturbances in world financial, credit, commodities and stock markets, including inflationary, deflationary and recessionary conditions, could have a negative impact on the Company’s results of operations. Any such disturbances or disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, as filed with the SEC on March 3, 2026.

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

Risks Associated with Tariffs

We expect tariffs on products imported into the U.S. from Brazil, Canada, China, the European Union and Mexico, and other countries upon which tariffs may be imposed, to continue to be met with retaliatory tariffs or other measures from those countries, both of which (U.S. and foreign tariffs) could impact our consolidated results of operations as we export certain of our finished products to and from the U.S. While to date these tariffs have not had a material impact on our results of operations, the extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the U.S. and affected countries, retaliation imposed by other countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of lower cost inputs to our customers. In addition, following the February 20, 2026 U.S. Supreme Court decision that declared U.S. tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on certain countries unlawful, new U.S. tariffs have been imposed under other laws which could impact our results of operations. Also, following the U.S. Supreme Court decision, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to refund IEEPA tariffs. The CBP then established the Consolidated Administration & Processing of Entries (“CAPE”) system to process refunds. The Company and its DGD Joint Venture have since applied for and made certain tariff recoveries. For further information about the Company’s recoveries, recorded using the loss recovery model, see our Food Segment discussions in results of operations. We will continue to evaluate the nature and extent of the impact from tariffs on our business and consolidated results of operations and actions we can take to minimize their impact.

Climate Change

There is global concern that carbon dioxide and other GHG in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency of extreme weather and natural disasters. We are subject to physical, operational, transitional and financial risks associated with climate change and global, regional and local weather conditions, as well as legal, regulatory and market responses to climate change. Certain jurisdictions in which we operate have either imposed, or are considering imposing, new or increasingly stringent legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation and reduction of GHG and potential carbon pricing programs. These new or increasingly stringent legal or regulatory requirements could result in significantly increased costs of compliance and additional investments in facilities and equipment, and reduced raw material supplies in areas where these requirements limit or eliminate livestock operations. While we assess climate related regulatory risks as part of our risk management process, we are unable to predict the scope, nature and timing of any new or increasingly stringent environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate and to consider actions we may take to potentially mitigate the unfavorable impact, if any, of such laws or regulations. Furthermore, there is legislation regulating corporate environmental, social and governance (“ESG”) practices, including practices related to the causes and impacts of climate change as well as supply chain control and compliance with human rights. These and emerging new rules, with applicability to the Company, require reporting on how sustainability issues (environmental, social, and governance) affect businesses and about the impact of business operations on people and the environment. There has also been focus from our stakeholders, including consumers, employees and investors, on our sustainability and ESG practices. We expect that stakeholder expectations with respect to sustainability and ESG matters will continue to evolve, which may necessitate additional resources to monitor, report on, and adjust our operations.

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

    The Company’s Food Ingredients segment collagen and natural casings products are influenced by other competing ingredients including plant-based and synthetic hydrocolloids and artificial casings, as well as agriculture-based alternative ingredients. In the collagen operation, the cost of the Company’s animal-based raw material moves in relationship to the selling price of the finished goods. The processing time for the Food Ingredients segment collagen and casings is generally 30 to 60 days, which is substantially longer than the Company’s Feed Ingredients segment animal by-products operations. Consequently, the Company’s gross margin and profitability in this segment can be influenced by the movement of finished goods prices from the time the raw materials were procured until the finished goods are sold.

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

Results of Operations

Three Months Ended July 4, 2026 Compared to Three Months Ended June 28, 2025

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the second quarter of fiscal 2026, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the second quarter of fiscal 2026, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2025 are as follows:

	Avg. Price 2nd Quarter 2026	Avg. Price 2nd Quarter 2025	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 315.52/ton	$ 272.01/ton	$ 43.51/ton	16.0%
Feed Grade PM (Mid-South)	$ 423.65/ton	$ 275.40/ton	$ 148.25/ton	53.8%
Pet Food PM (Mid-South)	$ 769.76/ton	$ 464.30/ton	$ 305.46/ton	65.8%
Feather meal (Mid-South)	$ 384.36/ton	$ 306.59/ton	$ 77.77/ton	25.4%
BFT (Chicago)	$ 86.51/cwt	$ 57.16/cwt	$ 29.35/cwt	51.3%
YG (Illinois)	$ 50.75/cwt	$ 36.63/cwt	$ 14.12/cwt	38.5%
Corn (Illinois)	$ 4.56/bushel	$ 4.59/bushel	$ (0.03)/bushel	(0.7)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,524.00/MT	$ 1,306.00/MT	$ 218.00/MT	16.7%
Soy meal (CIF Rotterdam)	$ 420.00/MT	$ 362.00/MT	$ 58.00/MT	16.0%

The following table shows the average Jacobsen and Reuters prices for the second quarter of fiscal 2026, compared to average Jacobsen and Reuters prices for the first quarter of fiscal 2026:

	Avg. Price 2nd Quarter 2026	Avg. Price 1st Quarter 2026	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 315.52/ton	$ 288.02/ton	$ 27.50/ton	9.5%
Feed Grade PM (Mid-South)	$ 423.65/ton	$ 361.17/ton	$ 62.48/ton	17.3%
Pet Food PM (Mid-South)	$ 769.76/ton	$ 588.80/ton	$ 180.96/ton	30.7%
Feather meal (Mid-South)	$ 384.36/ton	$ 336.94/ton	$ 47.42/ton	14.1%
BFT (Chicago)	$ 86.51/cwt	$ 59.53/cwt	$ 26.98/cwt	45.3%
YG (Illinois)	$ 50.75/cwt	$ 36.63/cwt	$ 14.12/cwt	38.5%
Corn (Illinois)	$ 4.56/bushel	$ 4.40/bushel	$ 0.16/bushel	3.6%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,524.00/MT	$ 1,368.00/MT	$ 156.00/MT	11.4%
Soy meal (CIF Rotterdam)	$ 420.00/MT	$ 390.00/MT	$ 30.00/MT	7.7%

Segment Results

Segment operating income for the three months ended July 4, 2026 was $555.2 million, which reflects an increase of $479.3 million or 631.5% as compared to the three months ended June 28, 2025.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended July 4, 2026
Total net sales	$1,149,490	$408,514	$166,074	$—	$1,724,078
Cost of sales and operating expenses (1)	829,513	260,196	130,996	—	1,220,705
Gross margin	319,977	148,318	35,078	—	503,373

Gross margin %	27.8%	36.3%	21.1%	—%	29.2%

Loss/(gain) on sale of assets	(243)	412	(285)	—	(116)
Selling, general and administrative expenses (2)	79,723	39,426	9,394	22,407	150,950
Restructuring and asset impairment charges	—	3,933	—	—	3,933
Acquisition and integration costs	—	—	—	13,218	13,218
Depreciation and amortization	89,812	29,635	9,229	1,504	130,180
Equity in net income of Diamond Green Diesel	—	—	350,030	—	350,030
Segment operating income/(loss)	150,685	74,912	366,770	(37,129)	555,238

Equity in net income of other unconsolidated subsidiaries	1,905	—	—	—	1,905
Segment income/(loss)	152,590	74,912	366,770	(37,129)	557,143

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended June 28, 2025
Total net sales	$936,532	$386,142	$158,844	$—	$1,481,518
Cost of sales and operating expenses (1)	722,081	282,233	131,287	—	1,135,601
Gross margin	214,451	103,909	27,557	—	345,917

Gross margin %	22.9%	26.9%	17.3%	—%	23.3%

Loss/(gain) on sale of assets	1,085	(24)	(109)	—	952
Selling, general and administrative expenses (2)	77,464	33,987	9,027	17,591	138,069
Acquisition and integration costs	—	—	—	3,383	3,383
Change in fair value of contingent consideration	12,583	—	—	—	12,583
Depreciation and amortization	83,419	27,391	8,763	1,489	121,062
Equity in net loss of Diamond Green Diesel	—	—	6,000	—	6,000
Segment operating income/(loss)	39,900	42,555	15,876	(22,463)	75,868

Equity in net income of other unconsolidated subsidiaries	2,526	—	—	—	2,526
Segment income/(loss)	42,426	42,555	15,876	(22,463)	78,394

(1) Cost of sales and operating expenses includes the cost of raw materials, collection costs of the raw materials and factory expenses including direct labor.

(2) Selling, general and administrative expenses include payroll related costs including incentive pay and stock compensation, insurance related costs, professional fees, IT related costs, travel costs and other costs.

Feed Ingredients Segment

Raw material volume. In the three months ended July 4, 2026, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 3.08 million metric tons. Compared to the three months ended June 28, 2025, the raw material volume processed in the Feed Ingredients segment remained consistent.

Sales. Total net sales increased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales three months ended June 28, 2025	$390.0	$327.0	$70.8	$787.8	$85.3	$51.5	$11.9	$936.5
Increase (decrease) in sales volumes	(24.3)	11.5	—	(12.8)	21.2	(4.4)	—	4.0
Increase (decrease) in finished product prices	124.7	27.5	—	152.2	57.5	(0.1)	—	209.6
Increase due to currency exchange rates	3.1	4.9	0.5	8.5	—	—	—	8.5
Other change	—	—	(8.3)	(8.3)	—	—	(0.8)	(9.1)
Total change	103.5	43.9	(7.8)	139.6	78.7	(4.5)	(0.8)	213.0
Total net sales three months ended July 4, 2026	$493.5	$370.9	$63.0	$927.4	$164.0	$47.0	$11.1	$1,149.5

Margins. In the Feed Ingredients segment for the three months ended July 4, 2026, the gross margin percentage increased to 27.8% as compared to 22.9% for the comparable period of fiscal 2025. The increase was primarily due to increases in fat and protein prices, improved quality and consistency, and increased sales into higher-margin end markets.

Segment operating income. Feed Ingredients operating income for the three months ended July 4, 2026 was $150.7 million, an increase of $110.8 million or 277.7% as compared to the three months ended June 28, 2025. The increase was primarily due to increases in fat and protein prices leading to an increased gross margin, favorable currency exchange rates and the absence of a contingent consideration expense that was recorded in the same period of fiscal 2025 that more than offset an increase in selling, general and administrative expenses and higher depreciation and amortization expense as compared to the same period of fiscal 2025.

Food Ingredients Segment

Raw material volume. In the three months ended July 4, 2026, the raw material processed by the Company’s Food Ingredients segment totaled approximately 331,000 metric tons. Compared to the three months ended June 28, 2025, the raw material volume processed in the Food Ingredients segment increased approximately 2.2%.

Sales. Total net sales increased in the Food Ingredients segment primarily due to increases in collagen demand leading to increases in sales volumes.

Margins. In the Food Ingredients segment for the three months ended July 4, 2026, the gross margin percentage increased to 36.3% as compared to 26.9% for the comparable period of fiscal 2025. The increase was primarily due to the recognition of $18.5 million of net tariff recoveries recorded during the three months ended July 4, 2026.

Segment operating income. Food Ingredients operating income was $74.9 million for the three months ended July 4, 2026, an increase of $32.3 million or 75.8% as compared to the three months ended June 28, 2025. The increase in operating income was primarily due to the recognition of approximately $18.5 million of net tariff recoveries recorded and an increase in sales volumes due to increased market demand during the three months ended July 4, 2026 that more than offset an increase in selling, general and administrative expenses as compared to the same period of fiscal 2025.

Fuel Ingredients Segment

Raw material volume. In the three months ended July 4, 2026, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 368,000 metric tons. Compared to the three months ended June 28, 2025, the raw material volume processed in the Fuel Ingredients segment increased approximately 8.9%.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher energy prices.

Margins. In the Fuel Ingredients segment for the three months ended July 4, 2026, the gross margin percentage increased to 21.1% as compared to 17.3% for the comparable period of fiscal 2025. The increase was primarily due to higher finished product sales prices.

Segment operating income. Fuel Ingredients operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended July 4, 2026 was $366.8 million, an increase of $350.9 million or 2,206.9% as compared to the same period in fiscal 2025. The increase in operating income was due to a combination of factors, including an increase in production volumes and production tax credits recognized at the DGD Joint Venture, increases in Renewable Identification Numbers (RINs) values in connection with the EPA finalizing the rulemaking process for renewable volume obligations for 2026-27 and an increase in diesel prices which resulted in higher sales prices and margins for the DGD Joint Venture as compared to the same period in fiscal 2025.

Foreign Currency Exchange

    During the second quarter of fiscal 2026, the euro and the Brazilian real strengthened against the U.S. dollar and the Canadian dollar was unchanged against the U.S. dollar as compared to the same period in fiscal 2025. Using actual results for the three months ended July 4, 2026 and using the prior year's average currency rate for the three months ended June 28, 2025, foreign currency translation would have resulted in a decrease in operating income of approximately $4.0 million. The average rates for the three months ended July 4, 2026 were €1.00:$1.16, R$1.00:$0.20 and C$1.00:$0.72 as compared to the average rates for the three months ended June 28, 2025 of €1.00:$1.13, R$1.00:$0.18 and C$1.00:$0.72, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $22.4 million during the three months ended July 4, 2026, compared to approximately $17.6 million during the three months ended June 28, 2025, an increase of $4.8 million. The increase was primarily due to an increase in the Company's incentive based compensation expense.

Acquisition and Integration Costs. Acquisition and integration costs were approximately $13.2 million during the three months ended July 4, 2026 as compared to $3.4 million for the same period in fiscal 2025. The increased costs in the second quarter of fiscal 2026 primarily relate to the Company’s proposed joint venture with Tessenderlo Group NV and the acquisition of UPI Bovinos NewCo (the “Bovinos Acquisition”).

Depreciation and Amortization. Depreciation and amortization charges were approximately $1.5 million for the three months ended July 4, 2026 and June 28, 2025, respectively.

Interest Expense. Interest expense was $55.5 million during the three months ended July 4, 2026, compared to $51.9 million during the three months ended June 28, 2025, an increase of $3.6 million. The increase in interest expense was primarily due to interest associated with the 4.5% Notes as compared to interest expense in the same period in fiscal 2025.

Foreign Currency Gain. Foreign currency gains were $0.2 million for the three months ended July 4, 2026 compared to $1.3 million for the three months ended June 28, 2025. The change was due primarily to lower revaluation gains on non-functional currency assets and liabilities as compared to the same period of fiscal 2025.

Other expense, net. Other expense was $1.9 million in the three months ended July 4, 2026, compared to $6.5 million for the three months ended June 28, 2025. The decrease in other expense was primarily due to prior year settlement losses incurred from the termination of two of the Company’s domestic defined benefit pension plans as compared to fiscal 2026.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from its foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $110.6 million for the three months ended July 4, 2026, compared to an income tax expense of $4.1 million recorded in the three months ended June 28, 2025, an increase in tax expense of $106.5 million, which was primarily due to an increase in pre-tax income. The effective tax rates for the three months ended July 4, 2026 and June 28, 2025 was 22.1% and 22.2%, respectively. The effective tax rate for the three months ended July 4, 2026 differed slightly from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The effective tax rate for the three months ended June 28, 2025 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 26.9% for the three months ended July 4, 2026, compared to 30.4% for the three months ended June 28, 2025.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring and asset impairment charges, acquisition and integration costs, change in fair value of contingent consideration, foreign currency loss/(gain), net income attributable to non-controlling interests, interest expense, income tax expense, loss on early retirement of debt, other (income)/expense and equity in net (income)/loss of unconsolidated subsidiaries. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes, non-cash and certain other items that may vary for different companies for reasons unrelated to overall operating performance and also believes this information is useful to investors.

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes that were outstanding at July 4, 2026. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes, as those definitions permit further adjustments to reflect certain other nonrecurring costs, non-cash charges and cash dividends from the DGD Joint Venture.

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
Second Quarter 2026 as compared to Second Quarter 2025

	Three Months Ended
(dollars in thousands)	July 4, 2026	June 28, 2025
Net income attributable to Darling	$387,312	$12,661
Depreciation and amortization	130,180	121,062
Interest expense	55,526	51,873
Income tax expense	110,638	4,065
Restructuring and asset impairment charges	3,933	—
Acquisition and integration costs	13,218	3,383
Change in fair value of contingent consideration	—	12,583
Foreign currency gain	(208)	(1,313)
Other expense, net	1,918	6,526
Loss on early retirement of debt	—	2,978
Equity in net income of Diamond Green Diesel	(350,030)	(6,000)
Equity in net income of other unconsolidated subsidiaries	(1,905)	(2,526)
Net income attributable to non-controlling interests	1,957	1,604
Adjusted EBITDA (Non-GAAP)	$352,539	$206,896

Foreign currency exchange impact (1)	(4,029)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$348,510	$206,896

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$389,203	$42,648

Combined Adjusted EBITDA (Non-GAAP)	$741,742	$249,544

(1) The average rates for the three months ended July 4, 2026 were €1.00:$1.16 R$1.00:$0.20 and C$1.00:$0.72 as compared to the average rates for the three months ended June 28, 2025 of €1.00:$1.13, R$1.00:$0.18 and C$1.00:$0.72, respectively.

Six Months Ended July 4, 2026 Compared to Six Months Ended June 28, 2025

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first six months of fiscal 2026, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first six months of fiscal 2026, compared to average Jacobsen and Reuters prices for the first six months of fiscal 2025 are as follows:

	Avg. Price First Six Months 2026	Avg. Price First Six Months 2025	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 301.77/ton	$ 273.14/ton	$ 28.63/ton	10.5%
Feed Grade PM (Mid-South)	$ 392.41/ton	$ 301.45/ton	$ 90.96/ton	30.2%
Pet Food PM (Mid-South)	$ 679.28/ton	$ 511.54/ton	$ 167.74/ton	32.8%
Feather meal (Mid-South)	$ 360.65/ton	$ 350.36/ton	$ 10.29/ton	2.9%
BFT (Chicago)	$ 73.02/cwt	$ 54.24/cwt	$ 18.78/cwt	34.6%
YG (Illinois)	$ 43.69/cwt	$ 35.38/cwt	$ 8.31/cwt	23.5%
Corn (Illinois)	$ 4.48/bushel	$ 4.65/bushel	$ (0.17)/bushel	(3.7)%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,446.00/MT	$ 1,393.00/MT	$ 53.00/MT	3.8%
Soy meal (CIF Rotterdam)	$ 405.00/MT	$ 367.00/MT	$ 38.00/MT	10.4%

Segment Results

Segment operating income for the six months ended July 4, 2026 was $782.0 million, which reflects an increase of $677.7 million or 649.8% as compared to the six months ended June 28, 2025.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Six Months Ended July 4, 2026
Total net sales	$2,134,828	$813,747	$326,324	$—	$3,274,899
Cost of sales and operating expenses (1)	1,565,867	548,172	252,566	—	2,366,605
Gross margin	568,961	265,575	73,758	—	908,294

Gross margin %	26.7%	32.6%	22.6%	—%	27.7%

Loss/(gain) on sale of assets	92	476	(481)	—	87
Selling, general and administrative expenses (2)	159,641	75,841	19,526	45,009	300,017
Restructuring and asset impairment charges	—	4,297	—	—	4,297
Acquisition and integration costs	—	—	—	18,188	18,188
Depreciation and amortization	180,733	59,216	18,161	2,979	261,089
Equity in net income of Diamond Green Diesel	—	—	457,393	—	457,393
Segment operating income/(loss)	228,495	125,745	493,945	(66,176)	782,009

Equity in net income of other unconsolidated subsidiaries	4,800	—	—	—	4,800
Segment income/(loss)	233,295	125,745	493,945	(66,176)	786,809

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

Feed Ingredients Segment

Raw material volume. In the six months ended July 4, 2026, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 6.19 million metric tons. Compared to the six months ended June 28, 2025, the raw material volume processed in the Feed Ingredients segment increased approximately 0.5%.

Sales. Total net sales increased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales six months ended June 28, 2025	$731.5	$678.2	$133.0	$1,542.7	$164.2	$102.2	$23.7	$1,832.8
Increase (decrease) in sales volumes	(18.6)	28.6	—	10.0	20.7	(11.1)	—	19.6
Increase (decrease) in finished product prices	154.2	14.4	—	168.6	88.0	(2.7)	—	253.9
Increase due to currency exchange rates	11.0	15.7	0.5	27.2	0.6	—	—	27.8
Other change	—	—	1.7	1.7	—	—	(1.0)	0.7
Total change	146.6	58.7	2.2	207.5	109.3	(13.8)	(1.0)	302.0
Total net sales six months ended July 4, 2026	$878.1	$736.9	$135.2	$1,750.2	$273.5	$88.4	$22.7	$2,134.8

Margins. In the Feed Ingredients segment for the six months ended July 4, 2026, the gross margin percentage increased to 26.7% as compared to 21.6% for the comparable period of fiscal 2025. The increase was primarily due to increases in fat and protein prices, improved quality and consistency, and increased sales into higher-margin end markets.

Segment operating income. Feed Ingredients operating income for the six months ended July 4, 2026 was $228.5 million, an increase of $167.6 million or 275.2% as compared to the six months ended June 28, 2025. The increase was primarily due to increases in fat and protein prices leading to an increased gross margin, favorable currency exchange rates and the absence of a contingent consideration expense that was recorded in the same period of fiscal 2025 that more than offset an increase in selling, general and administrative expenses and higher depreciation and amortization expense as compared to the same period of fiscal 2025.

Food Ingredients Segment

Raw material volume. In the six months ended July 4, 2026, the raw material processed by the Company’s Food Ingredients segment totaled approximately 664,000 metric tons. Compared to the six months ended June 28, 2025, the raw material volume processed in the Food Ingredients segment increased approximately 1.7%.

Sales. Total net sales increased in the Food Ingredients segment primarily due to increases in collagen demand leading to increases in sales volumes.

Margins. In the Food Ingredients segment for the six months ended July 4, 2026, the gross margin percentage increased to 32.6% as compared to 28.1% for the comparable period of fiscal 2025. The increase was primarily due to the recognition of $18.5 million of net tariff recoveries recorded during the second quarter of fiscal 2026.

Segment operating income. Food Ingredients operating income was $125.7 million for the six months ended July 4, 2026, an increase of $41.8 million or 49.8% as compared to the six months ended June 28, 2025. The increase in operating income was primarily due to an increase in sales volumes due to increased market demand and the recognition of approximately $18.5 million of net tariff recoveries recorded in the second quarter of fiscal 2026 that more than offset an increase in selling, general and administrative expenses as compared to the same period of fiscal 2025.

Fuel Ingredients Segment

Raw material volume. In the six months ended July 4, 2026, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 738,000 metric tons. Compared to the six months ended June 28, 2025, the raw material volume processed in the Fuel Ingredients segment increased approximately 3.7%.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher energy prices.

Margins. In the Fuel Ingredients segment for the six months ended July 4, 2026, the gross margin percentage increased to 22.6% as compared to 18.4% for the comparable period of fiscal 2025. The increase was primarily due to higher finished product sales prices.

Segment operating income. Fuel Ingredients operating income/(loss) (inclusive of the equity contribution from the DGD Joint Venture) for the six months ended July 4, 2026 was $493.9 million, an increase of $498.9 million or 9,978.0% as compared to the same period in fiscal 2025. The increase in operating income was due to a combination of factors, including an increase in production volumes and production tax credits recognized at the DGD Joint Venture, increases in RINs values in connection with the EPA finalizing the rulemaking process for renewable volume obligations for 2026-27 and an increase in diesel prices which resulted in higher sales prices and margins for the DGD Joint Venture as compared to the same period in fiscal 2025.

Foreign Currency Exchange

    During the first six months of fiscal 2026, the euro, the Brazilian real and the Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2025. Using actual results for the six months ended July 4, 2026 and using the prior year's average currency rate for the six months ended June 28, 2025, foreign currency translation would result in a decrease in operating income of approximately $18.5 million. The average rates for the six months ended July 4, 2026 were €1.00:$1.17, R$1.00:$0.19 and C$1.00:$0.73 as compared to the average rates for the six months ended June 28, 2025 of €1.00:$1.09, R$1.00:$0.17 and C$1.00:$0.71, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $45.0 million during the six months ended July 4, 2026, compared to approximately $27.6 million during the six months ended June 28, 2025, an increase of $17.4 million. The increase was primarily due to an increase in the Company's incentive based compensation expense.

Acquisition and Integration Costs. Acquisition and integration costs were approximately $18.2 million during the six months ended July 4, 2026 as compared to $4.9 million for the same period in fiscal 2025. The increased costs in the first six months of fiscal 2026 primarily relate to the Company’s proposed joint venture with Tessenderlo Group NV and the Bovinos Acquisition.

Depreciation and Amortization. Depreciation and amortization charges were approximately $3.0 million for the six months ended July 4, 2026 and June 28, 2025, respectively.

Interest Expense. Interest expense was $109.6 million during the six months ended July 4, 2026, compared to $109.8 million during the six months ended June 28, 2025.

Foreign Currency Gain/(Loss). Foreign currency gains were $3.4 million for the six months ended July 4, 2026 compared to a loss of less than $0.1 million for the six months ended June 28, 2025. The change was due primarily to gains from the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2025.

Other expense, net. Other expense was $4.9 million in the six months ended July 4, 2026, compared to $3.2 million for the six months ended June 28, 2025. The increase in expense was due primarily to a decrease in interest income and casualty insurance gains that more than offset settlement losses from the termination of two of the Company’s domestic defined benefit pension plans.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from its foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $149.3 million for the six months ended July 4, 2026, compared to an income tax expense of $2.9 million recorded in the six months ended June 28, 2025, an increase in tax expense of $146.4 million, which was primarily due to an increase in pre-tax income. The effective tax rates for the six months ended July 4, 2026 and June 28, 2025 was 22.1% and (43.9)%, respectively. The effective tax rate for the six months ended July 4, 2026 differed slightly from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The effective tax rate for the six months ended June 28, 2025 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 28.2% for the six months ended July 4, 2026, compared to (2.4)% for the six months ended June 28, 2025.

Non-U.S. GAAP Measures

For discussion of the reasons the Company’s management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company’s management uses such measures, see “Results of Operation - Three Months Ended July 4, 2026 Compared to the Three Months Ended June 28, 2025 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income/(Loss) to (Non-GAAP) Adjusted EBITDA to (Non-GAAP) Pro Forma Adjusted EBITDA to Foreign Currency and to (Non-GAAP) Combined Adjusted EBITDA
First Six Months of Fiscal 2026 as compared to First Six Months of Fiscal 2025

	Six Months Ended
(dollars in thousands)	July 4, 2026	June 28, 2025
Net income/(loss) attributable to Darling	$521,625	$(13,499)
Depreciation and amortization	261,089	244,897
Interest expense	109,643	109,840
Income tax expense	149,264	2,911
Restructuring and asset impairment charges	4,297	—
Acquisition and integration costs	18,188	4,917
Change in fair value of contingent consideration	—	18,024
Foreign currency loss/(gain)	(3,351)	49
Other expense, net	4,928	3,193
Loss on early retirement of debt	—	2,978
Equity in net (income)/loss of Diamond Green Diesel	(457,393)	24,523
Equity in net income of other unconsolidated subsidiaries	(4,800)	(5,154)
Net income attributable to non-controlling interests	4,700	3,950
Adjusted EBITDA (Non-GAAP)	$608,190	$396,629

Foreign currency exchange impact (1)	(18,478)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$589,712	$396,629

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$540,373	$48,683

Combined Adjusted EBITDA (Non-GAAP)	$1,148,563	$445,312

(1) The average rates for the six months ended July 4, 2026 were €1.00:$1.17, R$1.00:$0.19 and C$1.00:$0.73 as compared to the average rates for the six months ended June 28, 2025 of €1.00:$1.09, R$1.00:$0.17 and C$1.00:$0.71, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at July 4, 2026. On July 4, 2026, debt outstanding under the Company’s Amended Credit Agreement (defined below), the Company’s 6% Notes, the Company’s 5.25% Notes and the Company’s 4.5% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premiums	(4,258)
Carrying value of 6% Notes due 2030	$995,742

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(836)
Carrying value of 5.25% Notes due 2027	$499,164

4.5% Notes due 2032 - Denominated in euros	$857,700
Less unamortized deferred loan costs	(8,882)
Carrying value of 4.5% Notes due 2032	$848,818

Amended Credit Agreement:
Term A facility	$891,000
Less unamortized deferred loan costs	(3,524)
Carrying value of Term A facility	$887,476

Revolving Credit Facility:
Maximum availability	$2,000,000
Ancillary Facilities	75,352
Borrowings outstanding	615,843
Letters of credit issued	762
Availability	$1,308,043

Other Debt	$100,681

During the first six months of fiscal 2026, the U.S. dollar strengthened as compared to the euro at January 3, 2026. Using the euro based debt outstanding at July 4, 2026 and comparing the closing balance sheet rate at July 4, 2026 to the balance sheet rate at January 3, 2026, the U.S. dollar debt balances of euro based debt decreased by approximately $28.8 million at July 4, 2026. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at July 4, 2026 of €1.00:$1.1436 as compared to the closing balance sheet rate at January 3, 2026 of €1.00:$1.1750.

Senior Secured Credit Facilities. On June 25, 2025, Darling, Darling International Canada Inc. (“Darling Canada”), Darling International NL Holdings B.V. (“Darling NL”) and Darling Ingredients International Holding B.V. (“Darling Holding”) entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated the Company's then existing Second Amended and Restated Credit Agreement dated January 6, 2014 (as amended from time to time, the “Previous Credit Agreement”), with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents party thereto. The Amended Credit Agreement refinanced the loans and commitments outstanding under the Previous Credit Agreement and provides for senior secured credit facilities in the aggregate principal amount of $2.9 billion comprised of (i) the Company’s $900.0 million six-year term A facility and (ii) the Company’s $2.0 billion five-year revolving credit facility (up to $50.0 million (as such amount may be increased to an amount not exceeding $150.0 million to the extent consented to by the applicable issuing banks) of which will be available for a letter of credit subfacility and up to $50.0 million of which will be available for a swingline sub-facility) (collectively, the “Senior Secured Credit Facilities”). The Amended Credit Agreement also permits Darling and the other borrowers thereunder to incur ancillary facilities provided by any revolving lender party to the Senior Secured Credit Facilities (with certain restrictions). The revolving credit facility will be used for working capital needs, general corporate purposes and other purposes not prohibited by the Amended Credit Agreement.

•As of July 4, 2026, the Company had availability of $1,308.0 million under the revolving credit facility, taking into account that the Company had $615.8 million in outstanding borrowings, $75.4 million in ancillary facilities and letters of credit issued of $0.8 million.

•As of July 4, 2026, the Company has borrowed all $900.0 million under the terms of the term A facility and has repaid $9.0 million, which when repaid by the Company cannot be reborrowed. The term A facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the term A facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following June 25, 2025, the effective date of the initial borrowing, and continuing until the last day of such quarterly period ending immediately prior to the term A facility maturity date of June 25, 2031 and one final installment in the amount of the term A facility then outstanding, due and payable on June 25, 2031.

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

The classification of long-term debt in the Company’s July 4, 2026 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 4.5% Notes and debt issued under the Amended Credit Agreement. At the date of this report, the Company has not made a decision whether it will refinance or repay the 5.25% Notes at maturity. As long as the Company has sufficient availability on its revolving credit facility under the Company’s Amended Credit Agreement, the 5.25% Notes are expected to continue being classified as long term on the Company’s consolidated balance sheet.

As of July 4, 2026, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture.

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

Working Capital and Capital Expenditures

On July 4, 2026, the Company had working capital of $634.3 million and its working capital ratio was 1.56 to 1 compared to working capital of $518.7 million and a working capital ratio of 1.50 to 1 on January 3, 2026.  As of July 4, 2026, the Company had unrestricted cash of $160.7 million and funds available under the revolving credit facility of $1.31 billion, compared to unrestricted cash of $88.7 million and funds available under the revolving credit facility of $1.32 billion at January 3, 2026. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $686.5 million for the first six months ended July 4, 2026, as compared to net cash provided by operating activities of $394.8 million for the first six months ended June 28, 2025, an increase of $291.7 million primarily due to an increase in net income and cash dividends from the DGD Joint Venture. Cash used in investing activities was $523.6 million for the first six months ended July 4, 2026, compared to $159.4 million for the first six months ended June 28, 2025, an increase in cash used in investing activities of $364.2 million primarily due to contributions made to the DGD Joint Venture, payments for acquisitions and higher capital expenditures. Net cash used in financing activities was $79.0 million for the first six months ended July 4, 2026, compared to cash used in financing activities of $215.8 million for the first six months ended June 28, 2025, a decrease in cash used in financing activities of $136.8 million, primarily due to a decrease in net debt payments in the first six months ended July 4, 2026 compared to the first six months ended June 28, 2025.

Capital expenditures of $223.6 million were made during the first six months of fiscal 2026, compared to $133.9 million in the first six months of fiscal 2025, an increase of $89.7 million. The Company expects to incur additional capital expenditures of approximately $226 million for the remainder of fiscal 2026 including compliance, replacement and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $48.0 million and $39.1 million during the first six months ended July 4, 2026 and June 28, 2025, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first six months of fiscal 2026, the Company has an accrued balance of approximately $27.3 million that it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at July 4, 2026. The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability, general liability and medical claims liability.  The self-insurance reserve liability and medical claims liability are determined annually, based upon third-party actuarial estimates.  The actuarial estimates may vary from year to year due to changes in the cost of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately $0.5 million to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.5 million under its foreign pension plans in the next twelve months. The minimum pension funding requirements are determined annually, based upon a third-party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first six months ended July 4, 2026 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first six months ended July 4, 2026 of approximately $0.9 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008. The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines. Volatility in the world equity and other financial markets, including that associated with the ongoing conflicts in Ukraine and the Middle East and U.S. and foreign tariffs and other retaliatory measures, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA. The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions among the contributors to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of July 4, 2026, the Company has an aggregate accrued liability of approximately $3.3 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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

On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement has been amended to extend the expiration date to June 15, 2029. In March 2026, the DGD Joint Venture borrowed $100.0 million, or $50.0 million of the Company’s portion of the commitment, which was repaid in March 2026. The DGD Joint Venture paid interest to the Company for each of the three months ended July 4, 2026 and June 28, 2025 of zero and paid interest to the Company for the six months ended July 4, 2026 and June 28, 2025 of $0.2 million and zero, respectively. As of July 4, 2026 and January 3, 2026, zero was owed to Darling Green under the 2023 DGD Loan Agreement. Subsequent to July 4, 2026, the DGD Joint Venture borrowed $200.0 million or $100.0 million of the Company’s portion of the 2023 DGD Loan Agreement commitment.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The DGD Joint Venture entered into a second amendment to the amended and restated credit agreement which extends the expiration date to February 26, 2029 and is non-recourse to the joint venture partners. As of June 30, 2026 and our July 4, 2026 quarter ending date, the DGD Joint Venture had zero borrowings outstanding under the unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St. Charles Plant, and Darling has subsequently made $1,137.6 million in additional capital contributions to the DGD Joint Venture as of July 4, 2026. As of July 4, 2026, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,495.3 million included on the consolidated balance sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on renewable energy sources, motivated by supporting agricultural economies and finding solutions for GHGs and climate change, has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2025, DGD was Darling’s largest finished product customer in terms of total net sales, with Darling recording sales of approximately $1.2 billion to DGD or 20% of total net sales. For the six months ended July 4, 2026 and June 28, 2025, the Company recorded net sales to the DGD Joint Venture of approximately $662.1 million or 20% and $509.5 million or 18%, respectively, of total net sales.

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

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed and increased on August 5, 2026 up to an aggregate of $1.0 billion of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for this program and the repurchase authorization may be modified, suspended, or discontinued at any time. During the first six months of fiscal 2026, $73.4 million of Common Stock was repurchased under the share repurchase program (prior to the refresh). As of July 4, 2026, the Company had approximately $386.9 million remaining in its share repurchase program (prior to the refresh), and $1.0 billion remaining as of August 5, 2026.

Each of the factors described above has the potential to adversely impact the Company’s liquidity in a variety of ways, including through reduced raw materials availability, reduced finished product prices, reduced sales, potential inventory buildup, increased bad debt reserves, potential impairment charges and/or higher operating costs.

Sales prices for many of the principal products that the Company sells are typically influenced by sales prices for agricultural-based alternative ingredients, the prices of which are based on established commodity markets and are subject to volatile changes, and sales prices for the principal products that DGD sells are typically influenced by the demand and pricing of renewable diesel, which is dependent on governmental energy policies and programs and impacted by the value of RINs and LCFS credits stemming from certain such governmental energy policies and programs. Any decline in these prices has the potential to adversely impact the Company’s liquidity. Any of a decline in raw material availability, a decline in agricultural-based alternative ingredients prices, increases in energy prices or the impact of U.S. and foreign regulations and tariffs (including, without limitation, with respect to China), changes in foreign exchange rates, imposition of currency controls and currency devaluations has the potential to adversely impact the Company’s liquidity. A decline in commodities prices, adverse changes to governmental energy policies and programs, a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors could cause the Company to fail to meet management's expectations or could cause liquidity concerns.

OFF BALANCE SHEET OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Based upon the underlying purchase agreements, the Company has commitments to purchase $463.5 million of commodity products consisting of approximately $208.8 million of finished products, approximately $216.9 million of natural gas and diesel fuel and approximately $37.8 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at July 4, 2026.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2026 through fiscal 2030, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company’s Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company’s Amended Credit Agreement at July 4, 2026 (in thousands):

Other commercial commitments:
Standby letters of credit	$762
Standby letters of credit (ancillary facility)	38,307
Foreign bank guarantees	12,188
Total other commercial commitments:	$51,257

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company’s natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At July 4, 2026, the Company had foreign exchange forward and option contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option contracts, soybean meal option contracts, soybean oil option contracts, other commodity forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2023, the Company designated interest rate swaps as cash flow hedges of the interest rate risk on a portion of its outstanding variable rate debt. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. In July 2025, the Company designated interest rate swaps as cash flow hedges. The notional amount of the swaps at July 4, 2026 totaled $300.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.420% while receiving the 1-month SOFR rate. Under terms of the interest rate swaps, the Company hedges a portion of its variable rate debt into the second quarter of 2027. At July 4, 2026, the aggregate fair value of these interest rate swaps was approximately $3.0 million and was recorded in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At January 3, 2026, the aggregate fair value of these interest rate swaps was approximately $2.2 million and was recorded in other current assets, accrued expenses, and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2025 and fiscal 2026, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2027. As of July 4, 2026 and January 3, 2026, the aggregate fair value of these foreign exchange contracts was approximately $10.7 million and $15.3 million, respectively. As of July 4, 2026, approximately $12.3 million is included in other current assets, approximately $1.2 million is included in accrued expenses and approximately $0.4 million is included in noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. As of January 3, 2026, approximately $15.4 million is included in other current assets and approximately $0.1 million is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and option contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. There were not any open designated corn, soybean meal or heating oil contracts entered into by the Company at July 4, 2026.

As of July 4, 2026, the Company had the following outstanding forward contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	614,959	Euro	95,937	5.88 - 7.06	$118,922
Brazilian real	1,733,663	U.S. dollar	311,588	5.08 - 7.29	311,588
Euro	51,787	U.S. dollar	59,452	1.14 - 1.18	59,452
Euro	119,452	Polish zloty	512,300	4.25 - 4.30	136,605
Euro	10,891	Japanese yen	2,006,668	183.06 - 185.19	12,455
Euro	43,010	Chinese renminbi	335,170	7.73 - 7.92	49,186
Euro	43,744	Australian dollar	71,950	1.63 - 1.66	50,026
Euro	3,189	British pound	2,755	0.86	3,647
Polish zloty	51,692	Euro	12,038	4.29	13,794
Japanese yen	133,467	U.S. dollar	826	161.16 - 162.00	826
U.S. dollar	424	Japanese yen	68,538	161.49	424
Australian dollar	382	U.S. dollar	263	0.69	263
					$757,188

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $4.2 million and are included in other current assets and accrued expenses at July 4, 2026.

The Company had corn option contracts, soybean meal option contracts, soybean oil option contracts and other commodity contracts that are marked to market because they did not qualify for hedge accounting at July 4, 2026. These contracts have an aggregate fair value of approximately $5.0 million and are included in other current assets at July 4, 2026.

As of July 4, 2026, the Company had forward purchase agreements in place for purchases of approximately $216.9 million of natural gas and diesel fuel and approximately $37.8 million of other commitments during the next five years. As of July 4, 2026, the Company had forward purchase agreements in place for purchases of approximately $208.8 million of finished product during the next five years.

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

During the second quarter of 2026, the Company acquired UPI Bovinos NewCo. The Company is currently in the process of integrating this acquisition pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of the ongoing integration activities, and as a result, certain controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout the integration process. The Bovinos Acquisition will be excluded from management's assessment of the Company’s internal control over financial reporting for fiscal 2026, as permitted under SEC regulations.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 4, 2026

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2026, the Company’s Board of Directors refreshed and increased the Company’s previously announced share repurchase program up to an aggregate of $1.0 billion of the Company’s Common Stock depending on market conditions. During the first six months of fiscal 2026 (prior to the refresh), the Company repurchased approximately $73.4 million, including commissions, worth of its common stock in the open market. As of July 4, 2026, the Company had approximately $386.9 million remaining under the share repurchase program (prior to the refresh).

The following table is a summary of equity securities purchased by the Company during the second quarter of fiscal 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
April 2026:
April 5, 2026 through May 2, 2026	—		—	—	$460,274,904
May 2026:
May 3, 2026 through May 30, 2026	1,135,032		63.17	1,127,161	389,588,698
June 2026:
May 31, 2026 through July 4, 2026	46,812		57.47	46,812	386,898,230
Total	1,181,844	(3)	62.22	1,173,973	$386,898,230

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
(3)    Includes 7,871 shares withheld for the exercise of options and taxes on restricted stock, restricted stock units, performance units and options. The 1,173,973 shares were repurchased at an average of $61.34 per share.
(4)    Represents purchases made during the quarter under the authorization from the Company’s Board of Directors, as announced, to repurchase up to an aggregate of $500.0 million of the Company’s common stock over the period ending August 13, 2026. On August 5, 2026, the Company’s Board of Directors refreshed and increased the amount of the program up to an aggregate of $1.0 billion.

Item 5.    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6.  EXHIBITS

 The following exhibits are filed herewith:

10.1	Form of Global Performance Unit Award Agreement under the 2026 Omnibus Incentive Plan effective August 2026 (filed herewith).
10.2	Form of Global Restricted Stock Unit Award Agreement under the 2026 Omnibus Incentive Plan effective August 2026 (filed herewith).
10.3	Non-Employee Director Compensation Program effective May 2026 (filed herewith).
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Randall C. Stuewe, the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Robert W. Day, the Chief Financial Officer of the Company.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Randall C. Stuewe, the Chief Executive Officer of the Company, and of Robert W. Day, the Chief Financial Officer of the Company.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of July 4, 2026 and January 3, 2026; (ii) Consolidated Statements of Operations for the three and six months ended July 4, 2026 and June 28, 2025; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended July 4, 2026 and June 28, 2025; (iv) Consolidated Statements of Stockholders' Equity for the six months ended July 4, 2026 and June 28, 2025; (v) Consolidated Statements of Cash Flows for the six months ended July 4, 2026 and June 28, 2025 and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	August 7, 2026	By:	/s/ Robert W. Day
Robert W. Day
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)