Form 10-Q
period 2026-10-03
DARLING INGREDIENTS INC.
filed 2026-11-10
CIK 916540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 3, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number   001-13323

DARLING INGREDIENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2495346
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
 5601 N MacArthur Blvd., Irving, Texas     75038
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (972) 717-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value per share	DAR	New York Stock Exchange	(“NYSE”)
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

There were 154,935,065 shares of common stock, $0.01 par value, outstanding at November 5, 2026.

DARLING INGREDIENTS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2026

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 3, 2026 and January 3, 2026
(in thousands, except share data)

	October 3, 2026	January 3, 2026
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$121,716	$88,671
Restricted cash	15,509	16,686
Accounts receivable, less allowance for credit losses of $14,432 at October 3, 2026 and $15,589 at January 3, 2026	680,477	609,492
Accounts receivable due from related party - Diamond Green Diesel	26,439	33,713
Inventories	610,881	527,738
Prepaid expenses	104,498	85,179
Income taxes refundable	7,025	8,281
Assets held for sale	3,778	143,479
Other current assets	33,856	40,127
Total current assets	1,604,179	1,553,366
Property, plant and equipment, less accumulated depreciation of $3,171,679 at October 3, 2026 and $2,991,612 at January 3, 2026	2,831,703	2,796,139
Intangible assets, less accumulated amortization of $597,769 at October 3, 2026 and $627,722 at January 3, 2026	794,483	845,003
Goodwill	2,535,780	2,459,031
Investment in unconsolidated subsidiaries	2,485,667	2,206,827
Operating lease right-of-use assets	225,714	223,705
Other assets	196,987	190,175
Deferred income taxes	16,552	24,536
	$10,691,065	$10,298,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$74,009	$75,217
Accounts payable, principally trade	406,434	371,084
Income taxes payable	28,140	16,018
Current operating lease liabilities	66,521	61,745
Liabilities to be disposed of	—	25,085
Accrued expenses	554,275	485,498
Total current liabilities	1,129,379	1,034,647
Long-term debt, net of current portion	3,414,433	3,862,243
Long-term operating lease liabilities	160,133	162,362
Other non-current liabilities	180,378	189,454
Deferred income taxes	374,905	240,561
Total liabilities	5,259,228	5,489,267
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 176,996,128 and 175,643,373 shares issued at October 3, 2026 and January 3, 2026, respectively	1,770	1,756
Additional paid-in capital	1,767,218	1,718,686
Treasury stock, at cost; 20,354,556 and 17,450,028 shares at October 3, 2026 and January 3, 2026, respectively	(896,892)	(719,280)
Accumulated other comprehensive loss	(366,324)	(339,189)
Retained earnings	4,863,549	4,074,938
Total Darling’s stockholders’ equity	5,369,321	4,736,911
Noncontrolling interests	62,516	72,604
Total stockholders’ equity	5,431,837	4,809,515
	$10,691,065	$10,298,782
 The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended October 3, 2026 and September 27, 2025
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales to third parties	$1,359,115	$1,221,846	$3,971,868	$3,574,476
Net sales to related party - Diamond Green Diesel	432,001	342,120	1,094,147	851,602
Total net sales	1,791,116	1,563,966	5,066,015	4,426,078
Costs and expenses:
Cost of sales and operating expenses (excludes depreciation and amortization, shown separately below)	1,313,572	1,176,957	3,680,177	3,381,801
Loss/(gain) on sale of assets	572	(375)	659	639
Selling, general and administrative expenses	166,893	139,594	466,910	399,219
Restructuring and asset impairment charges	—	—	4,297	—
Acquisition and integration costs	5,782	6,156	23,970	11,073
Change in fair value of contingent consideration	995	—	995	18,024
Depreciation and amortization	135,667	124,064	396,756	368,961
Total costs and expenses	1,623,481	1,446,396	4,573,764	4,179,717
Equity in net income/(loss) of Diamond Green Diesel	165,636	(45,844)	623,029	(70,367)
Operating income	333,271	71,726	1,115,280	175,994

Other expense:
Interest expense	(51,460)	(56,925)	(161,103)	(166,765)
Loss on early retirement of debt	—	—	—	(2,978)
Foreign currency gain	462	1,067	3,813	1,018
Gain on sale of businesses	63,473	1,686	63,473	1,686
Other expense, net	(3,000)	(1,024)	(7,928)	(4,217)
Total other income/(expense)	9,475	(55,196)	(101,745)	(171,256)

Equity in net income of other unconsolidated subsidiaries	2,377	3,277	7,177	8,431
Income before income taxes	345,123	19,807	1,020,712	13,169

Income tax expense/(benefit)	76,810	(1,248)	226,074	1,663

Net income	268,313	21,055	794,638	11,506

Net income attributable to noncontrolling interests	(1,327)	(1,692)	(6,027)	(5,642)

Net income attributable to Darling	$266,986	$19,363	$788,611	$5,864

Basic income per share	$1.70	$0.12	$4.98	$0.04
Diluted income per share	$1.67	$0.12	$4.91	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Three and nine months ended October 3, 2026 and September 27, 2025
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$268,313	$21,055	$794,638	$11,506
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(26,392)	45,120	33,302	295,533
Pension adjustments	4,867	92	4,741	4,907
Commodities derivative adjustments	(65,667)	2,864	(60,711)	3,098
Interest rate swap adjustments	(653)	(1,026)	1,163	(5,328)
Foreign exchange derivative adjustments	(2,677)	4,841	(2,007)	36,449
Total other comprehensive income/(loss), net of tax	(90,522)	51,891	(23,512)	334,659
Total comprehensive income	$177,791	$72,946	$771,126	$346,165
Comprehensive income attributable to noncontrolling interests	1,993	2,063	9,650	802
Comprehensive income attributable to Darling	$175,798	$70,883	$761,476	$345,363

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended October 3, 2026 and September 27, 2025
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at January 3, 2026	158,193,345	$1,756	$1,718,686	$(719,280)	$(339,189)	$4,074,938	$4,736,911	$72,604	$4,809,515
Net income	—	—	—	—	—	134,313	134,313	2,743	137,056
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,032)	(5,032)
Acquisition of noncontrolling interests	—	—	(2,906)	—	—	—	(2,906)	(4,094)	(7,000)
Pension adjustments, net of tax	—	—	—	—	(63)	—	(63)	—	(63)
Commodities derivative adjustments, net of tax	—	—	—	—	(48,671)	—	(48,671)	—	(48,671)
Interest rate swap adjustments, net of tax	—	—	—	—	1,132	—	1,132	—	1,132
Foreign exchange derivative adjustments, net of tax	—	—	—	—	5,125	—	5,125	—	5,125
Foreign currency translation adjustments	—	—	—	—	59,255	—	59,255	1,925	61,180
Stock-based compensation	—	—	7,948	—	—	—	7,948	—	7,948
Treasury stock transactions	(535,376)	—	—	(26,834)	—	—	(26,834)	—	(26,834)
Issuance of common stock	1,262,457	13	9,924	—	—	—	9,937	—	9,937
Balances at April 4, 2026	158,920,426	$1,769	$1,733,652	$(746,114)	$(322,411)	$4,209,251	$4,876,147	$68,146	$4,944,293
Net income	—	—	—	—	—	387,312	387,312	1,957	389,269
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(10,612)	(10,612)
Pension adjustments, net of tax	—	—	—	—	(63)	—	(63)	—	(63)
Commodities derivative adjustments, net of tax	—	—	—	—	53,627	—	53,627	—	53,627
Interest rate swap adjustments, net of tax	—	—	—	—	684	—	684	—	684
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(4,455)	—	(4,455)	—	(4,455)
Foreign currency translation adjustments	—	—	—	—	(2,518)	—	(2,518)	1,032	(1,486)
Stock-based compensation	—	—	8,562	—	—	—	8,562	—	8,562
Treasury stock	(1,181,844)	—	—	(73,963)	—	—	(73,963)	—	(73,963)
Issuance of common stock	63,759	1	395	—	—	—	396	—	396
Balances at July 4, 2026	157,802,341	$1,770	$1,742,609	$(820,077)	$(275,136)	$4,596,563	$5,245,729	$60,523	$5,306,252
Net income	—	—	—	—	—	266,986	266,986	1,327	268,313
Pension adjustments, net of tax	—	—	—	—	4,867	—	4,867	—	4,867
Commodities derivative adjustments, net of tax	—	—	—	—	(65,667)	—	(65,667)	—	(65,667)
Interest rate swap adjustments, net of tax	—	—	—	—	(653)	—	(653)	—	(653)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	(2,677)	—	(2,677)	—	(2,677)
Foreign currency translation adjustments	—	—	—	—	(27,058)	—	(27,058)	666	(26,392)
Stock-based compensation	—	—	24,115	—	—	—	24,115	—	24,115
Treasury stock	(1,187,308)	—	—	(76,815)	—	—	(76,815)	—	(76,815)
Issuance of common stock	26,539	—	494	—	—	—	494	—	494
Balances at October 3, 2026	156,641,572	$1,770	$1,767,218	$(896,892)	$(366,324)	$4,863,549	$5,369,321	$62,516	$5,431,837

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended October 3, 2026 and September 27, 2025
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Outstanding Shares	$0.01 par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' equity attributable to Darling	Non-controlling Interests	Total Stockholders' Equity
Balances at December 28, 2024	158,897,470	$1,750	$1,720,877	$(672,710)	$(684,241)	$4,012,134	$4,377,810	$86,482	$4,464,292
Net income	—	—	—	—	—	(26,160)	(26,160)	2,346	(23,814)
Pension adjustments, net of tax	—	—	—	—	189	—	189	—	189
Commodities derivative adjustments, net of tax	—	—	—	—	1,145	—	1,145	—	1,145
Interest rate swap adjustments, net of tax	—	—	—	—	(1,235)	—	(1,235)	—	(1,235)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	19,574	—	19,574	—	19,574
Foreign currency translation adjustments	—	—	—	—	120,818	—	120,818	(1,486)	119,332
Issuance of non-vested stock	—	—	21	—	—	—	21	—	21
Stock-based compensation	—	—	(2,952)	—	—	—	(2,952)	—	(2,952)
Treasury stock transactions	(1,365,961)	—	—	(46,037)	—	—	(46,037)	—	(46,037)
Issuance of common stock	624,907	6	5,252	—	—	—	5,258	—	5,258
Balances at March 29, 2025	158,156,416	$1,756	$1,723,198	$(718,747)	$(543,750)	$3,985,974	$4,448,431	$87,342	$4,535,773
Net income	—	—	—	—	—	12,661	12,661	1,604	14,265
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,448)	(5,448)
Pension adjustments, net of tax	—	—	—	—	4,626	—	4,626	—	4,626
Commodities derivative adjustments, net of tax	—	—	—	—	(911)	—	(911)	—	(911)
Interest rate swap adjustments, net of tax	—	—	—	—	(3,067)	—	(3,067)	—	(3,067)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	12,034	—	12,034	—	12,034
Foreign currency translation adjustments	—	—	—	—	134,806	—	134,806	(3,725)	131,081
Issuance of non-vested stock	—	—	9	—	—	—	9	—	9
Stock-based compensation	—	—	4,574	—	—	—	4,574	—	4,574
Treasury stock	(5,206)	—	—	(173)	—	—	(173)	—	(173)
Issuance of common stock	34,695	—	70	—	—	—	70	—	70
Balances at June 28, 2025	158,185,905	$1,756	$1,727,851	$(718,920)	$(396,262)	$3,998,635	$4,613,060	$79,773	$4,692,833
Net income	—	—	—	—	—	19,363	19,363	1,692	21,055
Acquisition of noncontrolling interests	—	—	(3,357)	—	—	—	(3,357)	(3,113)	(6,470)
Sale of noncontrolling interests	—	—	—	—	—	—	—	1,563	1,563
Pension adjustments, net of tax	—	—	—	—	92	—	92	—	92
Commodities derivative adjustments, net of tax	—	—	—	—	2,864	—	2,864	—	2,864
Interest rate swap adjustments, net of tax	—	—	—	—	(1,026)	—	(1,026)	—	(1,026)
Foreign exchange derivative adjustments, net of tax	—	—	—	—	4,841	—	4,841	—	4,841
Foreign currency translation adjustments	—	—	—	—	44,749	—	44,749	371	45,120
Issuance of non-vested stock	—	—	3	—	—	—	3	—	3
Stock-based compensation	—	—	8,263	—	—	—	8,263	—	8,263
Treasury stock	(285)	—	—	(8)	—	—	(8)	—	(8)
Issuance of common stock	462	—	—	—	—	—	—	—	—
Balances at September 27, 2025	158,186,082	$1,756	$1,732,760	$(718,928)	$(344,742)	$4,017,998	$4,688,844	$80,286	$4,769,130

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended October 3, 2026 and September 27, 2025
(in thousands) (unaudited)

	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$794,638	$11,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396,756	368,961
Loss on sale of assets	659	639
Gain on sale of businesses	(63,473)	(1,686)
Asset impairment	4,297	—
Change in fair value of contingent consideration	995	18,024
Deferred taxes	132,525	(41,899)
Increase in long-term pension liability	2,240	5,729
Stock-based compensation expense	40,625	9,918
Loss on early retirement of debt	—	2,978
Deferred loan cost amortization	3,911	3,835
Equity in net loss/(income) of Diamond Green Diesel and other unconsolidated subsidiaries	(630,206)	61,936
Distributions of earnings from Diamond Green Diesel and other unconsolidated subsidiaries	456,277	132,802
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(65,475)	2,765
Income taxes refundable/payable	22,918	18,328
Inventories and prepaid expenses	(106,969)	(8,553)
Accounts payable and accrued expenses	158,560	26,287
Other	(565)	7,536
Net cash provided by operating activities	1,147,713	619,106
Cash flows from investing activities:
Capital expenditures	(343,515)	(224,045)
Acquisitions, net of cash acquired	(122,238)	—
Investment in Diamond Green Diesel	(191,898)	(240,775)
Loan to Diamond Green Diesel	(150,000)	—
Loan repayment from Diamond Green Diesel	150,000	—
Proceeds from sale of business	152,886	—
Gross proceeds from disposal of property, plant and equipment and other assets	15,009	7,817
Proceeds from insurance settlement	3,457	10,173
Payments related to routes and other intangibles	(640)	(12)
Net cash used in investing activities	(486,939)	(446,842)
Cash flows from financing activities:
Proceeds from long-term debt	21,797	1,095,943
Payments on long-term debt	(22,558)	(1,591,286)
Borrowings from revolving credit facility	826,698	1,544,796
Payments on revolving credit facility	(1,228,752)	(1,060,053)
Net cash overdraft financing	(7,257)	1,263
Acquisition hold-back payments	(17,115)	(39,668)
Contingent consideration payments	(995)	(52,693)
Deferred loan costs	—	(18,329)
Issuance of common stock	3,063	413
Repurchase of common stock	(149,326)	(34,668)
Minimum withholding taxes paid on stock awards	(21,666)	(6,724)
Sale of noncontrolling interest in subsidiary	—	3,249
Acquisition of noncontrolling interest	(7,000)	(5,902)
Distributions to noncontrolling interests	(10,760)	(4,905)
Net cash used in financing activities	(613,871)	(168,564)
Effect of exchange rate changes on cash	(26,577)	(16,818)
Net increase/(decrease) in cash, cash equivalents and restricted cash	20,326	(13,118)
Cash, cash equivalents and restricted cash at beginning of period	203,538	217,307
Cash, cash equivalents and restricted cash at end of period	$223,864	$204,189

The accompanying notes are an integral part of these consolidated financial statements.

DARLING INGREDIENTS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
October 3, 2026
(unaudited)

(1)General

The accompanying consolidated financial statements for the three and nine months ended October 3, 2026 and September 27, 2025, have been prepared by Darling Ingredients Inc., a Delaware corporation (“Darling”, and together with its subsidiaries, the “Company” or “we”, “us” or “our”) in accordance with generally accepted accounting principles in the United States (“GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2026.

(2)Summary of Significant Accounting Policies

(a)Basis of Presentation

The consolidated financial statements include the accounts of Darling and its consolidated subsidiaries. Noncontrolling interests represent the outstanding ownership interest in the Company’s consolidated subsidiaries that are not owned by the Company. In the accompanying Consolidated Statements of Operations, the noncontrolling interest in net income of the consolidated subsidiaries is shown as an allocation of the Company’s net income and is presented separately as “Net income attributable to noncontrolling interests.” In the Company’s Consolidated Balance Sheets, noncontrolling interests represent the ownership interests in the Company’s consolidated subsidiaries’ net assets held by parties other than the Company. These ownership interests are presented separately as “Noncontrolling interests” within “Stockholders’ Equity.” All intercompany balances and transactions have been eliminated in consolidation.

(b)Fiscal Periods

The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31.  Fiscal periods for the consolidated financial statements included herein are as of October 3, 2026, and include the 13 and 39 weeks ended October 3, 2026, and the 13 and 39 weeks ended September 27, 2025.

(c)    Cash and Cash Equivalents

The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statement of Cash Flows. In addition, the Company has bank overdrafts, which are considered a form of short-term financing with changes in the related balance reflected in financing activities in the Consolidated Statement of Cash Flows. Restricted cash shown on the Consolidated Balance Sheet as of October 3, 2026 and January 3, 2026, primarily represents the current portion of acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. Restricted cash included in other long-term assets on the Consolidated Balance Sheet as of October 3, 2026 and January 3, 2026, primarily represents the long-term acquisition consideration hold-back amounts that are part of the purchase price set aside in escrow in the Company’s name for possible indemnification claims by the Company, which amounts will be paid to the sellers in the future if no claims arise. A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash flows is as follows (in thousands):

	October 3, 2026	January 3, 2026
Cash and cash equivalents	$121,716	$88,671
Restricted cash	15,509	16,686
Restricted cash included in other long-term assets	86,639	98,181
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$223,864	$203,538

(d)    Accounts Receivable Factoring

The Company has entered into agreements with third-party banks to factor certain of the Company’s trade receivables in order to enhance working capital by turning trade receivables into cash faster. Under these agreements, the Company sells certain selected customers’ trade receivables to third-party banks without recourse for cash less a nominal fee. For the three months ended October 3, 2026 and September 27, 2025, the Company sold approximately $110.7 million and $120.4 million of its trade receivables and incurred approximately $1.3 million and $1.4 million in fees, respectively. For the nine months ended October 3, 2026 and September 27, 2025, the Company sold approximately $371.9 million and $375.1 million of its trade receivables and incurred approximately $4.0 million and $4.3 million in fees, respectively.

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

	Net Income per Common Share (in thousands, except per share data)
	Three Months Ended
		October 3, 2026			September 27, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income attributable to Darling	$266,986	157,468	$1.70	$19,363	158,356	$0.12
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		3,052			2,638
Less: Pro forma treasury shares		(386)			(1,047)
Diluted:
Net income attributable to Darling	$266,986	160,134	$1.67	$19,363	159,947	$0.12

	Net Income per Common Share (in thousands, except per share data)
	Nine Months Ended
		October 3, 2026			September 27, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income attributable to Darling	$788,611	158,243	$4.98	$5,864	158,512	$0.04
Diluted:
Effect of dilutive securities:
Add: Option shares in the money and dilutive effect of non-vested stock awards		2,824			2,633
Less: Pro forma treasury shares		(469)			(1,078)
Diluted:
Net income attributable to Darling	$788,611	160,598	$4.91	$5,864	160,067	$0.04

For the three months ended October 3, 2026 and September 27, 2025, zero outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the three months ended October 3, 2026 and September 27, 2025, respectively, 381,212 and 364,000 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

For the nine months ended October 3, 2026 and September 27, 2025, zero outstanding stock options were excluded from diluted income per common share as the effect would be antidilutive. For the nine months ended October 3, 2026 and September 27, 2025, respectively, 790,217 and 474,963 shares of non-vested stock and stock equivalents were excluded from diluted income per common share as the effect was antidilutive.

(g)    Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

As a result of the conflicts in Ukraine and the Middle East and the current inflationary environment that might be further impacted by tariffs, we have evaluated the potential impact to the Company’s operations and for any indicators of triggering events that could indicate certain of the Company’s assets may be impaired. Through the nine months ended October 3, 2026, the Company has not observed any indication of impairments of the Company’s assets or a significant change in their fair value due to the conflicts in Ukraine and the Middle East, inflation or the impacts of tariffs.

(h)    Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. In the Consolidated Statement of Operations, an immaterial gain on sale of business has been separated from other expense, net and in the Consolidated Statement of Cash Flows an immaterial gain on sale of business has been reclassified in the operating cash flow section.

(3)    Investment in Unconsolidated Subsidiaries

On January 21, 2011, a wholly owned subsidiary of Darling entered into a limited liability company agreement with a wholly owned subsidiary of Valero Energy Corporation (“Valero”) to form Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”). The DGD Joint Venture is owned 50% / 50% with Valero.

Selected financial information for the Company’s DGD Joint Venture is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Assets:
Cash	$365,203	$195,765
Total other current assets	1,646,653	1,199,194
Property, plant and equipment, net	3,545,312	3,702,254
Other assets	127,835	139,765
Total assets	$5,685,003	$5,236,978
Liabilities and members' equity:
Revolver	$—	$—
Total other current portion of long-term debt	28,758	29,487
Total other current liabilities	272,614	332,256
Total long-term debt	655,969	677,671
Total other long-term liabilities	17,869	17,748
Total members' equity	4,709,793	4,179,816
Total liabilities and members' equity	$5,685,003	$5,236,978

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Operating revenues	$2,392,927	$1,203,732	$6,488,972	$3,201,472
Expenses:
Total costs and expenses less lower of cost or market inventory valuation adjustment and depreciation, amortization and accretion expense	1,974,852	1,160,562	5,072,649	3,257,113
Lower of cost or market (LCM) inventory valuation adjustment	—	37,811	(96,720)	(164,438)
Depreciation, amortization and accretion expense	70,289	75,398	219,237	204,399
Total costs and expenses	2,045,141	1,273,771	5,195,166	3,297,074
Operating income/(loss)	347,786	(70,039)	1,293,806	(95,602)
Other income	2,881	1,621	8,092	7,504
Interest and debt expense, net	(10,593)	(11,922)	(32,488)	(34,072)
Income/(loss) before income tax expense	340,074	(80,340)	$1,269,410	$(122,170)
Income tax expense/(benefit)	(862)	221	(534)	1,365
Net income/(loss)	$340,936	$(80,561)	$1,269,944	$(123,535)

As of October 3, 2026, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,397.2 million on the consolidated balance sheet. The Company has recorded equity in net income/(loss) from the DGD Joint Venture of approximately $165.6 million and $(45.8) million for the three months ended October 3, 2026 and September 27, 2025, respectively. The Company has recorded equity in net income/(loss) from the DGD Joint Venture of approximately $623.0 million and $(70.4) million for the nine months ended October 3, 2026 and September 27, 2025, respectively.

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

For the three months ended October 3, 2026 and September 27, 2025, the DGD Joint Venture recorded approximately $148.6 million and $201.0 million of production tax credits, net of discount and broker fees related to Darling's portion, respectively. For the nine months ended October 3, 2026 and September 27, 2025, the DGD Joint Venture recorded approximately $503.0 million and $392.1 million of production tax credits, net of discount and broker fees related to Darling's portion, respectively. The production tax credits are recorded as a reduction of cost of sales by the DGD Joint Venture. In the nine months ended October 3, 2026 and September 27, 2025, the Company received approximately $450.8 million and $129.5 million in cash dividend distributions from the DGD Joint Venture, respectively. In addition, in the nine months ended October 3, 2026, the Company received non-cash book and tax dividend distributions of approximately $7.2 million from the DGD Joint Venture for fiscal 2025 unsold production tax credits.

In the nine months ended October 3, 2026 and September 27, 2025, respectively, the Company made approximately $191.9 million and $240.8 million in capital contributions to the DGD Joint Venture.

In addition to the DGD Joint Venture, the Company has investments in other unconsolidated subsidiaries that are insignificant to the Company.

(4)    Acquisitions

UPI Bovinos NewCo

On June 2, 2026, the Company, through a wholly-owned subsidiary, acquired all of the shares of UPI Bovinos NewCo (the “Bovinos Acquisition”), which includes three rendering plants in Brazil. The plants were acquired out of bankruptcy with minimal working capital and are included in our Feed Ingredients segment. The purchase price of the Bovinos Acquisition was approximately R$615.9 million (approximately $122.2 million in USD) including the payoff of seller’s debt. The Bovinos Acquisition was comprised of R$546.7 million of payments made at the closing (approximately $109.0 million in USD at the exchange rate of R$5.015:USD$1.00 on the closing date), Debtor in Possession Financing that was supplied to the seller on March 24, 2026 of approximately R$60.5 million (approximately $11.5 million in USD at the exchange rate of R$5.259:USD$1.00 at March 24, 2026) was deducted from the purchase price on June 2, 2026 and the Company incurred an acquisition holdback liability of approximately R$8.7 million (approximately $1.7 million in USD at the exchange rate on the closing date). The Company recorded assets and liabilities on a preliminary basis consisting of property, plant and equipment of approximately $52.9 million, identifiable intangibles which included routes of approximately $14.5 million with a life of 12 years, deferred tax liabilities of approximately $15.4 million, other net liabilities of approximately $0.7 million and goodwill of approximately $70.9 million. Goodwill, which was assigned to our Feed Ingredients segment, is expected to strengthen the Company’s base business and expand its ability to provide additional low carbon intensity feedstocks to fuel the growing demand for renewable diesel and is nondeductible for tax purposes.

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

The Company incurred acquisition and integration costs of approximately $5.8 million and $6.2 million for the three months ended October 3, 2026 and September 27, 2025, respectively. The Company incurred acquisition and integration costs of approximately $24.0 million and $11.1 million for the nine months ended October 3, 2026 and September 27, 2025, respectively.

(5)    Inventories

A summary of inventories follows (in thousands):

	October 3, 2026	January 3, 2026
Finished product	$373,206	$295,670
Work in process	86,014	78,458
Raw material	42,277	45,084
Supplies and other	109,384	108,526
	$610,881	$527,738

(6)    Assets Held for Sale

A disposal group (assets and liabilities to be sold) is classified as held for sale once all applicable criteria under GAAP have been satisfied, including when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable and the Company expects to complete the sale within one year. Upon classifying a disposal group as held for sale, the Company measures the disposal group at the lower of its carrying value or fair value less costs to sell and long-lived assets in the disposal group are not depreciated. Based on these criteria, at January 3, 2026 and October 3, 2026, the Company classified certain assets and liabilities from disposal groups within the Feed and Food segments as assets held for sale. The carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheets are as follows (in thousands):

	October 3, 2026	January 3, 2026
Assets:
Accounts receivable, net	$—	$26,493
Inventories	—	64,683
Other current assets	—	4,381
Property, plant and equipment, net	656	24,377
Goodwill	3,122	20,293
Other assets	—	7,469
Total assets	3,778	147,696
Valuation allowance	—	(4,217)
Total assets held for sale	$3,778	$143,479

Liabilities:
Accounts payable, principally trade	$—	$4,152
Accrued expenses	—	11,635
Other current liabilities	—	1,143
Other noncurrent liabilities	—	8,155
Total liabilities to be disposed of	—	25,085

Net assets held for sale	$3,778	$118,394

On April 10, 2026, the Company entered into an agreement to sell a substantial portion of the Company’s U.S. grease trap environmental services business in the Feed segment for approximately $90.0 million to WRM Holdings LLC, a subsidiary of Waste Resource Management, less working capital adjustments. The assets and liabilities that were sold were classified as assets held for sale and liabilities to be disposed of on the Company’s consolidated balance sheets as of January 3, 2026. On July 21, 2026, the Company received approximately $84.1 million in proceeds for the sale of a substantial portion of the Company’s U.S. grease trap environmental services business, which represented the purchase price minus working capital adjustments, other fees and holdback amounts resulting in a gain of approximately $64.2 million.

On July 2, 2026, the Company entered into an agreement to sell the Company’s natural casings business in the Food segment for approximately €58.0 million (approximately $66.3 million in USD at the exchange rate of €1.1436:USD$1.00 at July 4, 2026) plus or minus working capital adjustments and less net debt as defined in the agreement to Van Hessen Holding B.V. The assets and liabilities were classified as assets held for sale and liabilities to be disposed of on the Company's consolidated balance sheets as of January 3, 2026. On October 2, 2026, the Company received approximately €61.1 million (approximately $68.8 million at the exchange rate of €1.1258:USD$1.00 at October 3, 2026) in proceeds for the sale of the Company's natural casings business resulting in a loss of approximately $0.7 million.

On October 13, 2026, the Company entered into an agreement to sell the remaining portion of the Company’s U.S. grease trap environmental services business in the Feed segment for approximately $19.8 million to a third party. Per the agreement, on the closing date the Company will receive approximately $16.8 million and record a receivable for a deferred payment of approximately $3.0 million that will be received on the first anniversary of the closing date. The assets were classified as assets held for sale on the Company’s January 3, 2026 and October 3, 2026 consolidated balance sheets. The Company closed on the sale of the remaining grease trap environmental services business assets on October 30, 2026.

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

	October 3, 2026	January 3, 2026
Indefinite Lived Intangible Assets:
Trade names	$51,188	$52,251
	51,188	52,251
Finite Lived Intangible Assets:
Routes	711,021	739,833
Customer relationships	331,886	315,652
Permits	260,700	325,663
Trade names	19,419	19,205
Royalties, product development, patents, consulting, land use rights, non-compete and leasehold agreements	18,038	20,121
	1,341,064	1,420,474
Accumulated Amortization:
Routes	(303,507)	(311,198)
Customer relationships	(106,053)	(79,315)
Permits	(167,753)	(217,728)
Trade names	(14,751)	(11,932)
Royalties, product development, patents, consulting, land use rights, non-compete and leasehold agreements	(5,705)	(7,549)
	(597,769)	(627,722)
Total intangible assets, less accumulated amortization	$794,483	$845,003

Gross intangible assets changed in the first nine months of fiscal 2026 primarily due to acquisitions of approximately $15.3 million and retirements of approximately $89.4 million; the remaining change is due to foreign currency exchange impact. Amortization expense for the three months ended October 3, 2026 and September 27, 2025, was approximately $24.4 million and $26.3 million, respectively and for the nine months ended October 3, 2026 and September 27, 2025, was approximately $74.7 million and $77.4 million, respectively.

(8)    Goodwill

Changes in the carrying amount of goodwill (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Balance at January 3, 2026
Goodwill	$1,507,187	$862,457	$159,043	$2,528,687
Accumulated impairment losses	(17,881)	(20,195)	(31,580)	(69,656)
	1,489,306	842,262	127,463	2,459,031
Goodwill acquired during year	70,937	—	—	70,937
Goodwill transferred to assets held for sale	(3,122)	—	—	(3,122)
Goodwill transferred from assets held for sale	3,122	—	—	3,122
Foreign currency translation	(10,211)	21,516	(5,493)	5,812
Balance at October 3, 2026
Goodwill	1,567,913	883,973	153,550	2,605,436
Accumulated impairment losses	(17,881)	(20,195)	(31,580)	(69,656)
	$1,550,032	$863,778	$121,970	$2,535,780

(9)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 3, 2026	January 3, 2026
Compensation and benefits	$167,796	$170,312
Accrued operating expenses	99,219	87,055
Short-term acquisition hold-backs	17,033	17,500
Other accrued expenses	270,227	210,631
	$554,275	$485,498

(10)    Debt

Debt consists of the following (in thousands):

	October 3, 2026	January 3, 2026
Amended Credit Agreement:
Revolving Credit Facility ($49.5 million and $162.2 million denominated in € at October 3, 2026 and January 3, 2026, respectively)	$193,535	$601,150

Term A facility	888,750	895,500
Less unamortized deferred loan costs	(3,361)	(3,846)
Carrying value Term A facility	885,389	891,654

6% Senior Notes due 2030 with effective interest of 6.12%	1,000,000	1,000,000
Less unamortized deferred loan costs net of bond premiums	(4,018)	(4,725)
Carrying value 6% Senior Notes due 2030	995,982	995,275

5.25% Senior Notes due 2027 with effective interest of 5.47%	500,000	500,000
Less unamortized deferred loan costs	(575)	(1,345)
Carrying value 5.25% Senior Notes due 2027	499,425	498,655

4.5% Senior Notes due 2032 - Denominated in euro with effective interest of 4.7%	844,350	881,250
Less unamortized deferred loan costs - Denominated in euros	(8,421)	(9,781)
Carrying value 4.5% Senior Notes due 2032	835,929	871,469

Other Notes and Obligations	78,182	79,257
	3,488,442	3,937,460
Less Current Maturities	74,009	75,217
	$3,414,433	$3,862,243

As of October 3, 2026, the Company had €44.0 million of outstanding debt under the revolving credit facility denominated in euros and €750.0 million of outstanding debt under the Company’s 4.5% Senior Notes due 2032 denominated in euros. In addition, at October 3, 2026, the Company had finance lease obligations denominated in euros of approximately €3.0 million.

As of October 3, 2026, the Company had other notes and obligations of $78.2 million that consist of various overdraft facilities of approximately $44.5 million, Brazilian notes of approximately $16.8 million, European notes of approximately $11.8 million and other debt of approximately $5.1 million, including the euro denominated finance lease obligations above and the U.S. finance lease obligations of approximately $1.7 million.

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

The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the Canadian Overnight Repo Rate Average (CORRA) for borrowings denominated in Canadian dollars or the adjusted term secured overnight financing rate (SOFR) for U.S. dollar borrowings or the adjusted euro interbank rate (EURIBOR) for euro borrowings or the adjusted daily simple Sterling overnight index average (SONIA) for British pound borrowings, in each case plus 1.25% per annum or (ii) the alternative base rate (ABR) for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple European short-term rate (ESTR) for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.25% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A facility equals the adjusted term SOFR plus 1.50% per annum or ABR plus 0.50% subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50% for SOFR borrowings and a minimum of 0.50% for ABR borrowings.

As of October 3, 2026, the Company had (i) $14.0 million outstanding under the revolver at base rate plus a margin of 0.25% per annum for a total of 7.25%, (ii) $130.0 million outstanding under the revolver at SOFR plus a margin of 1.25% per annum for a total of 5.15985% per annum, (iii) $888.8 million outstanding under the term A facility at SOFR plus a margin of 1.50% per annum for a total of 5.40094% per annum, and (iv) €44.0 million outstanding under the revolving credit facility at EURIBOR plus a margin of 1.25% per annum for a total of 3.64561% per annum. As of October 3, 2026, the Company had revolving credit facility availability of $1.7 billion, under the Amended Credit Agreement taking into account amounts borrowed, ancillary facilities of $74.4 million and letters of credit issued of $0.8 million. The Company also had foreign bank guarantees of approximately $11.9 million that are not part of the Company’s Amended Credit Agreement at October 3, 2026.

5.25% Senior Notes due 2027. On April 3, 2019, Darling issued and sold $500.0 million aggregate principal amount of 5.25% Senior Notes which mature on April 15, 2027 (the “5.25% Notes”). At the date of this report, the Company has not made a decision whether it will refinance or repay the 5.25% Notes at maturity using the funds available under the revolving credit facility. As long as the Company has sufficient availability on its revolving credit facility under the Company’s Amended Credit Agreement the 5.25% Notes will be classified as long term on the Company’s consolidated balance sheet.

As of October 3, 2026, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Senior Notes due 2030, the 5.25% Senior Notes due 2027 and the 4.5% Senior Notes due 2032.

(11)    Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	October 3, 2026	January 3, 2026
Accrued pension liability less amounts included in liabilities to be disposed of	$16,430	$17,015
Reserve for self-insurance, litigation, environmental and tax matters	73,830	68,795
Long-term acquisition hold-backs	86,710	98,461
Other	3,408	5,183
	$180,378	$189,454

(12)    Income Taxes

The Company has provided income taxes for the three and nine months ended October 3, 2026 and September 27, 2025, based on its estimate of the effective tax rate for the entire 2026 and 2025 fiscal years. The Company’s estimated annual effective tax rate is based on forecasts of income by jurisdiction, permanent differences between book and tax income, the relative proportion of income and losses by jurisdiction, and statutory income tax rates. Discrete events such as the assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to the lapsing of statutes of limitation, recognizing or derecognizing deferred tax assets due to projections of income or loss and changes in tax laws are recognized in the period in which they occur.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of October 3, 2026 and January 3, 2026, the Company had $13.3 million and $9.9 million, respectively, of gross unrecognized tax benefits and $4.5 million and $2.7 million, respectively, of related accrued interest and penalties. The Company’s gross unrecognized tax benefits are not expected to decrease significantly within the next twelve months.

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

The Organization for Economic Co-operation and Development (OECD) has issued a framework and model rules to implement a global minimum corporate income tax of 15% for companies with global revenues above certain thresholds (referred to as Pillar 2). On January 5, 2026, the OECD approved changes to the model rules that included the introduction of a “side-by-side” agreement which would exempt U.S.-parented companies from certain aspects of the global minimum tax regime. In certain jurisdictions, local legislative action is needed to effectuate the side-by-side agreement and cannot be considered in our accounting estimate until enactment. Accordingly, as of October 3, 2026, the Company has included a Pillar 2 liability in its estimate of the effective tax rate for the entire 2026 fiscal year primarily related to its U.S. operations.

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

(13)      Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) and the related tax impacts for the three and nine months ended October 3, 2026 and September 27, 2025 are as follows (in thousands):

	Three Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Defined benefit pension plans
Actuarial gain/(loss) recognized	$2,648	$(13)	$(644)	$3	$2,004	$(10)
Amortization of prior service (cost)/benefit	10	(3)	(3)	1	7	(2)
Amortization of actuarial gain/(loss)	(110)	122	30	(29)	(80)	93
Amortization of settlement	3,859	13	(923)	(2)	2,936	11
Total defined benefit pension plans	6,407	119	(1,540)	(27)	4,867	92
Heating oil derivatives at DGD (Note 16)
Activity recognized in other comprehensive income/(loss)	(86,746)	3,783	21,079	(919)	(65,667)	2,864
Total heating oil derivatives	(86,746)	3,783	21,079	(919)	(65,667)	2,864
Interest swap derivatives
Reclassified to earnings	36	(1,551)	(9)	377	27	(1,174)
Activity recognized in other comprehensive income/(loss)	(898)	195	218	(47)	(680)	148
Total interest swap derivatives	(862)	(1,356)	209	330	(653)	(1,026)
Foreign exchange derivatives
Reclassified to earnings	(8,277)	723	7,779	(243)	(498)	480
Activity recognized in other comprehensive income/(loss)	4,252	6,594	(6,431)	(2,233)	(2,179)	4,361
Total foreign exchange derivatives	(4,025)	7,317	1,348	(2,476)	(2,677)	4,841

Foreign currency translation	(27,196)	45,115	804	5	(26,392)	45,120
Other comprehensive income/(loss)	$(112,422)	$54,978	$21,900	$(3,087)	$(90,522)	$51,891

	Nine Months Ended
	Before-Tax		Tax (Expense)		Net-of-Tax
	Amount		or Benefit		Amount
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Defined benefit pension plans
Actuarial gain/(loss) recognized	$2,648	$37	$(644)	$(9)	$2,004	$28
Amortization of prior service (cost)/benefit	31	(7)	(9)	3	22	(4)
Amortization of actuarial gain/(loss)	(304)	578	83	(137)	(221)	441
Amortization of settlement	3,859	5,867	(923)	(1,425)	2,936	4,442
Total defined benefit pension plans	6,234	6,475	(1,493)	(1,568)	4,741	4,907
Corn option derivatives
Reclassified to earnings	—	385	—	(94)	—	291
Activity recognized in other comprehensive income/(loss)	—	(257)	—	63	—	(194)
Total corn option derivatives	—	128	—	(31)	—	97
Heating oil derivatives at DGD (Note 16)
Activity recognized in other comprehensive income/(loss)	(80,199)	3,965	19,488	(964)	(60,711)	3,001
Total heating oil derivatives	(80,199)	3,965	19,488	(964)	(60,711)	3,001
Interest swap derivatives
Reclassified to earnings	1,336	11,666	(325)	(2,835)	1,011	8,831
Activity recognized in other comprehensive income/(loss)	201	(18,705)	(49)	4,546	152	(14,159)
Total interest swap derivatives	1,537	(7,039)	(374)	1,711	1,163	(5,328)
Foreign exchange derivatives
Reclassified to earnings	(22,423)	(3,790)	8,798	1,280	(13,625)	(2,510)
Activity recognized in other comprehensive income/(loss)	19,120	58,816	(7,502)	(19,857)	11,618	38,959
Total foreign exchange derivatives	(3,303)	55,026	1,296	(18,577)	(2,007)	36,449

Foreign currency translation	31,105	301,222	2,197	(5,689)	33,302	295,533

Other comprehensive income/(loss)	$(44,626)	$359,777	$21,114	$(25,118)	$(23,512)	$334,659

The following table presents the amounts reclassified out of each component of other comprehensive income/(loss), net of tax, for the three and nine months ended October 3, 2026 and September 27, 2025 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	Statement of Operations Classification
Derivative instruments
Foreign exchange contracts	$8,277	$(723)	22,423	3,790	Net sales
Corn option derivatives	—	—	—	(385)	Cost of sales and operating expenses
Interest swaps	(36)	1,551	(1,336)	(11,666)	Foreign currency gain/(loss) and interest expense
	8,241	828	21,087	(8,261)	Total before tax
	(7,770)	(134)	(8,473)	1,649	Income taxes
	471	694	12,614	(6,612)	Net of tax
Defined benefit pension plans
Amortization of prior service cost	$(10)	$3	$(31)	$7	(a)
Amortization of actuarial loss	110	(122)	304	(578)	(a)
Amortization of settlement	(3,859)	(13)	(3,859)	(5,867)	(a)
	(3,759)	(132)	(3,586)	(6,438)	Total before tax
	896	30	849	1,559	Income taxes
	(2,863)	(102)	(2,737)	(4,879)	Net of tax
Total reclassifications	$(2,392)	$592	$9,877	$(11,491)	Net of tax

(a)These items are included in the computation of net periodic pension cost. See Note 15 (Employee Benefit Plans) to the Company’s Consolidated Financial Statements included herein for additional information.

The following table presents changes in each component of accumulated other comprehensive income/(loss) as of October 3, 2026 as follows (in thousands):

	Nine Months Ended October 3, 2026
	Foreign		Defined
	Currency	Derivative	Benefit
	Translation	Instruments	Pension Plans	Total
Accumulated Other Comprehensive income/ (loss) January 3, 2026, attributable to Darling, net of tax	$(352,086)	$15,184	$(2,287)	$(339,189)
Other comprehensive income/(loss) before reclassifications	33,302	(48,941)	2,004	(13,635)
Amounts reclassified from accumulated other comprehensive income/ (loss)	—	(12,614)	2,737	(9,877)
Net current-period other comprehensive income/(loss)	33,302	(61,555)	4,741	(23,512)
Noncontrolling interest	3,623	—	—	3,623
Accumulated Other Comprehensive income/ (loss) October 3, 2026, attributable to Darling, net of tax	$(322,407)	$(46,371)	$2,454	$(366,324)

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

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed and increased on August 5, 2026 up to an aggregate of $1.0 billion of the Company’s Common Stock depending on market conditions. There is no expiration date for the program and repurchase authorization may be modified, suspended, or discontinued at any time. During the first nine months of fiscal 2026, $149.3 million of Common Stock was repurchased under the share repurchase program. As of October 3, 2026, the Company had approximately $924.1 million remaining under the share repurchase program (after the refresh).

(15)    Employee Benefit Plans

During the third quarter of fiscal 2026, the Company sold its natural casings business which included a defined pension plan resulting in a settlement for financial reporting purposes. In addition, the Company partially terminated our last remaining domestic pension plan resulting in a partial termination and settlement for reporting purposes. Net pension cost for the three and nine months ended October 3, 2026 and September 27, 2025 includes the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Service cost	$687	$793	$2,080	$2,291
Interest cost	1,379	1,572	4,568	5,259
Expected return on plan assets	(1,213)	(1,467)	(4,271)	(4,798)
Amortization of prior service cost	10	(3)	31	(7)
Amortization of actuarial loss	(110)	122	(304)	578
Amortization of settlement	3,859	13	3,859	5,867
Net pension cost	$4,612	$1,030	$5,963	$9,190

Based on annual actuarial estimates, at October 3, 2026 the Company expects to contribute approximately $3.4 million to its pension plans to meet funding requirements during the next twelve months. Additionally, the Company has made tax deductible discretionary and required contributions to its pension plans for the nine months ended October 3, 2026 and September 27, 2025 of approximately $1.5 million and $1.9 million, respectively.

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

The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of October 3, 2026, the Company has an aggregate accrued liability of approximately $3.3 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the Pension Protection Act of 2006, the amounts could be material.

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

At October 3, 2026, the Company had foreign exchange forward contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option contracts, soybean meal option contracts, soybean oil option contracts, other commodity forward contracts, and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2026 and fiscal 2025, the Company’s DGD Joint Venture entered into heating oil derivatives that were deemed to be cash flow hedges. As a result, the Company has accrued the other comprehensive income/(loss) portion belonging to Darling with an offset to the investment in DGD as required by Financial Accounting Standards Board (“FASB”) ASC Topic 323.

Cash Flow Hedges

In fiscal 2023, the Company designated interest rate swaps as cash flow hedges of the interest rate risk on a portion of its outstanding variable rate debt. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. In July 2025, the Company designated interest rate swaps as cash flow hedges. The notional amount of the swaps at October 3, 2026 was $300.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.420% while receiving the 1-month SOFR rate. Under terms of the interest rate swaps, the Company hedges a portion of its variable rate debt into the second quarter of 2027. At October 3, 2026, the aggregate fair value of these interest rate swaps was approximately $1.9 million and was recorded in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At January 3, 2026, the aggregate fair value of these interest rate swaps was approximately $2.2 million and was recorded in other current assets, accrued expenses and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2025 and fiscal 2026, the Company entered into foreign exchange options and forward contracts that are designated as cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2027. At

October 3, 2026 and January 3, 2026, the aggregate fair value of these foreign exchange contracts was approximately $5.8 million and $15.3 million, respectively. These amounts are included in other current assets, accrued expenses and noncurrent assets and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and option contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. There were no open designated corn, soybean meal or heating oil contracts entered into by the Company at October 3, 2026.

As of October 3, 2026, the Company had the following designated and non-designated outstanding forward contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Brazilian real	754,284	Euro	118,926
Brazilian real	1,806,612	U.S. dollar	328,150
Euro	51,953	U.S. dollar	59,282
Euro	100,902	Polish zloty	441,000
Euro	7,084	Japanese yen	1,270,770
Euro	37,506	Chinese renminbi	285,874
Euro	17,584	Australian dollar	28,450
Euro	3,680	British pound	3,158
Polish zloty	3,504	U.S. dollar	911
Polish zloty	58,625	Euro	13,392
Japanese yen	111,491	U.S. dollar	694
U.S. dollar	5,319	Japanese yen	834,181

The Company estimates the amount that will be reclassified from accumulated other comprehensive income/(loss) at October 3, 2026 into earnings over the next 12 months for all cash flow hedges will be approximately $60.1 million. As of October 3, 2026, no amounts have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The table below summarizes the effect of derivatives not designated as hedges on the Company’s consolidated statements of operations for the three and nine months ended October 3, 2026 and September 27, 2025 (in thousands):

		Loss or (Gain) Recognized in Income on Derivatives Not Designated as Hedges
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Foreign exchange	Foreign currency loss/(gain)	$(1,878)	$692	$507	$(144)
Foreign exchange	Net sales	205	(78)	388	(662)
Foreign exchange	Cost of sales and operating expenses	(28)	(17)	(168)	175
Foreign exchange	Selling, general and administrative expenses	(2,066)	(5,747)	(15,499)	(19,914)
Interest rate swap	Interest expense	—	—	—	(961)
Corn options and futures	Cost of sales and operating expenses	879	536	543	(1,445)
Soybean meal	Net sales	(497)	428	350	649
Soybean oil	Net sales	416	2,635	(2,312)	2,477
Other commodities	Selling, general and administrative expenses	977	32	(2,387)	(669)
Total		$(1,992)	$(1,519)	$(18,578)	$(20,494)

At October 3, 2026, the Company had forward purchase agreements in place for purchases of approximately $188.8 million of natural gas and diesel fuel.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases.

(17)    Fair Value Measurements

FASB authoritative guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The following table presents the Company’s financial instruments that are measured at fair value on a recurring and nonrecurring basis as of October 3, 2026 and are categorized using the fair value hierarchy under FASB authoritative guidance.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

		Fair Value Measurements at October 3, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$17,668	$—	$17,668	$—
Total Assets	$17,668	$—	$17,668	$—

Liabilities
Derivative liabilities	$3,530	$—	$3,530	$—
Total Liabilities	$3,530	$—	$3,530	$—

		Fair Value Measurements at January 3, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative assets	$23,590	$—	$23,590	$—
Total Assets	$23,590	$—	$23,590	$—

Liabilities
Derivative liabilities	$2,631	$—	$2,631	$—
Total Liabilities	$2,631	$—	$2,631	$—

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

Fair value of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurements at October 3, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$989,300	$—	$989,300	$—
5.25% Senior notes	496,600	—	496,600	—
4.5% Senior notes	818,766	—	818,766	—
Term Loan A	884,306	—	884,306	—
Revolver debt	190,632	—	190,632	—
Total Liabilities	$3,379,604	$—	$3,379,604	$—

		Fair Value Measurements at January 3, 2026 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
6% Senior notes	$1,015,100	$—	$1,015,100	$—
5.25% Senior notes	499,000	—	499,000	—
4.5% Senior notes	890,063	—	890,063	—
Term Loan A	891,023	—	891,023	—
Revolver debt	592,133	—	592,133	—
Total Liabilities	$3,887,319	$—	$3,887,319	$—

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

As a result of the matters discussed above, the Company has established loss reserves for insurance, regulatory, governmental, environmental and litigation. At October 3, 2026 and January 3, 2026, the reserves for insurance, regulatory, governmental, environmental and litigation reflected on the balance sheet in accrued expenses and other noncurrent liabilities was approximately $98.3 million and $86.0 million, respectively.  The Company has insurance recovery receivables reflected on the balance sheet in other assets of approximately $27.1 million as of October 3, 2026 and January 3, 2026, related to the insurance contingencies. The Company’s management believes these reserves for contingencies are reasonable and sufficient based upon present governmental regulations and information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates. The Company believes that the likelihood is remote that any additional liability from the pending lawsuits and claims that may not be covered by insurance would have a material effect on the Company’s financial position, results of operations or cash flows.

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

Feed Ingredients
Feed Ingredients consists principally of (i) the Company’s U.S. ingredients business, including the Company’s fats and proteins, used cooking oil, trap grease, the Company's Canada ingredients business, and the ingredients and specialty products businesses conducted by Darling Ingredients International under the Sonac and FASA names (proteins, fats, and blood products) and (ii) the Company’s bakery residuals business. Feed Ingredients operations process animal by-products and used cooking oil into fats, proteins and hides. The Company sold a substantial portion of its U.S. grease trap environmental services business in the third quarter of fiscal 2026.

Food Ingredients
Food Ingredients consists principally of (i) the collagen business conducted by Darling Ingredients International under the Rousselot and Gelnex names, (ii) the natural casings business conducted by Darling Ingredients International under the CTH name and (iii) certain specialty products businesses conducted by Darling Ingredients International under the Sonac name. The Company sold its natural casings business in the third quarter of fiscal 2026.

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

Business Segments (in thousands):

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate (a)	Total
Three Months Ended October 3, 2026
Total net sales	$1,206,702	$415,798	$168,616	$—	$1,791,116
Cost of sales and operating expenses	872,753	305,541	135,278	—	1,313,572
Gross margin	333,949	110,257	33,338	—	477,544

Loss/(gain) on sale of assets	287	317	(32)	—	572
Selling, general and administrative expenses	85,953	36,126	9,628	35,186	166,893
Acquisition and integration costs	—	—	—	5,782	5,782
Change in fair value of contingent consideration	995	—	—	—	995
Depreciation and amortization	95,875	29,018	9,046	1,728	135,667
Equity in net income of Diamond Green Diesel	—	—	165,636	—	165,636
Segment operating income/(loss)	150,839	44,796	180,332	(42,696)	333,271

Equity in net income of other unconsolidated subsidiaries	2,377	—	—	—	2,377
Segment income/(loss)	153,216	44,796	180,332	(42,696)	335,648

Total other income (b)					9,475
Income before income taxes					$345,123

(a)    Included in corporate activities are general corporate expenses.

(b)    Total other income includes interest expense, foreign currency gain, gain on sale of businesses and other expense. Interest expense, foreign currency gain and gain on sale of businesses are separately disclosed on our Consolidated Statements of Operations.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended September 27, 2025
Total net sales	$1,029,115	$380,574	$154,277	$—	$1,563,966
Cost of sales and operating expenses	779,306	275,751	121,900	—	1,176,957
Gross margin	249,809	104,823	32,377	—	387,009

Gain on sale of assets	(125)	(65)	(185)	—	(375)
Selling, general and administrative expenses	75,938	33,250	8,077	22,329	139,594
Acquisition and integration costs	—	—	—	6,156	6,156
Depreciation and amortization	83,590	29,839	9,129	1,506	124,064
Equity in net loss of Diamond Green Diesel	—	—	(45,844)	—	(45,844)
Segment operating income/(loss)	90,406	41,799	(30,488)	(29,991)	71,726

Equity in net income of other unconsolidated subsidiaries	3,277	—	—	—	3,277
Segment income/(loss)	93,683	41,799	(30,488)	(29,991)	75,003

Total other expense (c)					(55,196)
Income before income taxes					$19,807

(c)    Total other expense includes interest expense, foreign currency gain, gain on sale of businesses and other expense. Interest expense, foreign currency gain and gain on sale of businesses are separately disclosed on our Consolidated Statements of Operations.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 3, 2026
Total net sales	$3,341,530	$1,229,545	$494,940	$—	$5,066,015
Cost of sales and operating expenses	2,438,620	853,713	387,844	—	3,680,177
Gross margin	902,910	375,832	107,096	—	1,385,838

Loss/(gain) on sale of assets	379	793	(513)	—	659
Selling, general and administrative expenses	245,594	111,967	29,154	80,195	466,910
Restructuring and asset impairment charges	—	4,297	—	—	4,297
Acquisition and integration costs	—	—	—	23,970	23,970
Change in fair value of contingent consideration	995	—	—	—	995
Depreciation and amortization	276,608	88,234	27,207	4,707	396,756
Equity in net income of Diamond Green Diesel	—	—	623,029	—	623,029
Segment operating income/(loss)	379,334	170,541	674,277	(108,872)	1,115,280

Equity in net income of other unconsolidated subsidiaries	7,177	—	—	—	7,177
Segment income/(loss)	386,511	170,541	674,277	(108,872)	1,122,457

Total other expense (d)					(101,745)
Income before income taxes					$1,020,712

(d)    Total other expense includes interest expense, foreign currency gain, gain on sale of businesses and other expense. Interest expense, foreign currency gain and gain on sale of businesses are separately disclosed on our Consolidated Statements of Operations.

	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended September 27, 2025
Total net sales	$2,861,930	$1,115,956	$448,192	$—	$4,426,078
Cost of sales and operating expenses	2,215,402	804,765	361,634	—	3,381,801
Gross margin	646,528	311,191	86,558	—	1,044,277

Loss/(gain) on sale of assets	1,075	(34)	(402)	—	639
Selling, general and administrative expenses	224,973	98,709	25,645	49,892	399,219
Acquisition and integration costs	—	—	—	11,073	11,073
Change in fair value of contingent consideration	18,024	—	—	—	18,024
Depreciation and amortization	251,139	86,792	26,481	4,549	368,961
Equity in net loss of Diamond Green Diesel	—	—	(70,367)	—	(70,367)
Segment operating income/(loss)	151,317	125,724	(35,533)	(65,514)	175,994

Equity in net income of other unconsolidated subsidiaries	8,431	—	—	—	8,431
Segment income/(loss)	159,748	125,724	(35,533)	(65,514)	184,425

Total other expense (e)					(171,256)
Income before income taxes					$13,169

(e)    Total other expense includes interest expense, loss on early retirement of debt, foreign currency gain, gain on sale of businesses and other expense. Interest expense, loss on early retirement of debt, foreign currency gain and gain on sale of businesses are separately disclosed on our Consolidated Statements of Operations.

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

The following tables present the Company’s revenues disaggregated by geographic area and major product types by reportable segment for the three and nine months ended October 3, 2026 and September 27, 2025 (in thousands):

	Three Months Ended October 3, 2026
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$931,937	$103,844	$—	$1,035,781
Europe	116,376	175,028	168,616	460,020
China	10,584	63,642	—	74,226
South America	143,421	54,050	—	197,471
Other	4,384	19,234	—	23,618
Total net sales	$1,206,702	$415,798	$168,616	$1,791,116

Major product types
Fats	$539,836	$44,086	$—	$583,922
Used cooking oil	126,555	—	—	126,555
Proteins	411,198	—	—	411,198
Bakery	48,329	—	—	48,329
Other rendering	77,100	—	—	77,100
Food ingredients	—	351,307	—	351,307
Bioenergy	—	—	168,616	168,616
Other	3,684	20,405	—	24,089
Total net sales	$1,206,702	$415,798	$168,616	$1,791,116

	Nine Months Ended October 3, 2026
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,596,767	$270,899	$—	$2,867,666
Europe	347,152	575,806	494,940	1,417,898
China	30,643	193,235	—	223,878
South America	353,265	135,334	—	488,599
Other	13,703	54,271	—	67,974
Total net sales	$3,341,530	$1,229,545	$494,940	$5,066,015

Major product types
Fats	$1,417,961	$136,121	$—	$1,554,082
Used cooking oil	400,054	—	—	400,054
Proteins	1,148,101	—	—	1,148,101
Bakery	136,730	—	—	136,730
Other rendering	212,300	—	—	212,300
Food ingredients	—	1,018,239	—	1,018,239
Bioenergy	—	—	494,940	494,940
Other	26,384	75,185	—	101,569
Total net sales	$3,341,530	$1,229,545	$494,940	$5,066,015

	Three Months Ended September 27, 2025
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$781,733	$100,056	$—	$881,789
Europe	114,784	179,342	154,277	448,403
China	12,017	56,908	—	68,925
South America	116,737	30,501	—	147,238
Other	3,844	13,767	—	17,611
Total net sales	$1,029,115	$380,574	$154,277	$1,563,966

Major product types
Fats	$428,415	$44,331	$—	$472,746
Used cooking oil	125,900	—	—	125,900
Proteins	338,800	—	—	338,800
Bakery	46,900	—	—	46,900
Other rendering	76,900	—	—	76,900
Food ingredients	—	311,067	—	311,067
Bioenergy	—	—	154,277	154,277
Other	12,200	25,176	—	37,376
Total net sales	$1,029,115	$380,574	$154,277	$1,563,966

	Nine Months Ended September 27, 2025
	Feed Ingredients	Food Ingredients	Fuel Ingredients	Total
Geographic Area
North America	$2,179,259	$309,066	$—	$2,488,325
Europe	323,522	532,139	448,192	1,303,853
China	23,001	161,103	—	184,104
South America	325,110	78,238	—	403,348
Other	11,038	35,410	—	46,448
Total net sales	$2,861,930	$1,115,956	$448,192	$4,426,078

Major product types
Fats	$1,159,930	$133,381	$—	$1,293,311
Used cooking oil	290,100	—	—	290,100
Proteins	1,017,000	—	—	1,017,000
Bakery	149,100	—	—	149,100
Other rendering	209,900	—	—	209,900
Food ingredients	—	900,997	—	900,997
Bioenergy	—	—	448,192	448,192
Other	35,900	81,578	—	117,478
Total net sales	$2,861,930	$1,115,956	$448,192	$4,426,078

Long-Term Performance Obligations. The Company from time to time enters into long-term contracts to supply certain volumes of finished products to certain customers. Revenue recognized to date in 2026 under these long-term supply contracts was approximately $91.3 million with remaining performance obligations to be recognized in future periods (generally 3 years) of approximately $416.8 million.

(21)    Related Party Transactions

Raw Material Agreement

The Company entered into a Raw Material Agreement with the DGD Joint Venture in May 2011 pursuant to which the Company will offer to supply certain animal fats and used cooking oil at market prices, but the DGD Joint Venture is not obligated to purchase the raw material offered by the Company. Additionally, the Company may offer other feedstocks to the DGD Joint Venture, such as inedible corn oil, purchased on a resale basis. For the three months ended October 3, 2026 and September 27, 2025, the Company recorded net sales to the DGD Joint Venture of approximately $432.0 million and $342.1 million, respectively. For the three months ended October 3, 2026 and September 27, 2025, our net sales to the DGD Joint Venture were approximately 24% and 22%, respectively, of total net sales. For the nine months ended October 3, 2026 and September 27, 2025, the Company recorded net sales to the DGD Joint Venture of approximately $1,094.1 million and $851.6 million, respectively. For the nine months ended October 3, 2026 and September 27, 2025, our net sales to the DGD Joint Venture were approximately 22% and 19%, respectively, of total net sales. At October 3, 2026 and January 3, 2026, the Company had $26.4 million and $33.7 million in outstanding receivables due from the DGD Joint Venture, respectively. In addition, the Company has eliminated approximately $162.6 million and $89.6 million of additional sales for the three months ended October 3, 2026 and September 27, 2025, respectively, to defer the Company’s portion of profit of approximately $40.2 million and $20.9 million on those sales relating to inventory assets remaining on the DGD Joint Venture's balance sheet at October 3, 2026 and September 27, 2025, respectively.

Revolving Loan Agreement

On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC, (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement has been amended to extend the expiration date to June 15, 2029. In March 2026, the DGD Joint Venture borrowed $100.0 million, or $50.0 million of the Company’s portion of the commitment, which was repaid in March 2026. In addition, in July 2026, the DGD Joint Venture borrowed $200.0 million, or $100.0 million of the Company’s portion of the 2023 DGD Loan Agreement commitment, which was repaid in August 2026. The DGD Joint Venture paid interest to the Company for each of the three months ended October 3, 2026 and September 27, 2025 of $0.5 million and zero, respectively, and paid interest to the Company for the nine months ended October 3, 2026 and September 27, 2025 of $0.7 million and zero, respectively. As of October 3, 2026 and January 3, 2026, zero was owed to Darling Green under the 2023 DGD Loan Agreement.

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

(22)    Cash Flow Information

The following table sets forth supplemental cash flow information and non-cash transactions (in thousands):

	Nine Months Ended
	October 3, 2026	September 27, 2025
Supplemental disclosure of cash flow information:
Change in accrued capital expenditures	$(18,543)	$1,345
Cash paid during the period for:
Interest, net of capitalized interest	$139,137	$132,511
Income taxes, net of refunds	$71,736	$51,456
Non-cash operating activities
Operating lease right of use asset obtained in exchange for new lease liabilities	$52,522	$67,180
Diamond Green Diesel noncash dividend distributions	$7,171	$—
Non-cash financing activities
Debt issued for assets	$1,251	$157

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

Overview

Darling Ingredients Inc. (“Darling”, and together with its subsidiaries, the “Company” or “we,” “us” or “our”) is a global developer and producer of sustainable natural ingredients from edible and inedible bio-nutrients, creating a wide range of ingredients and customized specialty solutions for customers in the pharmaceutical, food, pet food, feed, industrial, fuel, bioenergy and fertilizer industries. With operations on five continents, the Company collects and transforms all aspects of animal by-product streams into useable and specialty ingredients, such as collagen, edible fats, feed-grade fats, animal proteins and meals, plasma, pet food ingredients, organic fertilizers, yellow grease, fuel feedstocks, agriculture-based biofuels, natural casings and hides. The Company sold its natural casings business (known as CTH) in the third quarter of fiscal 2026. The Company also recovers and converts recycled oils (used cooking oil and animal fats) into valuable fuel and feed ingredients and collects and processes residual bakery products into feed ingredients. In addition, the Company provides environmental services, such as grease trap collection and disposal services to food service establishments. The Company sold a substantial portion of its grease trap collection and disposal business in the third quarter of fiscal 2026, and sold the remaining portion of its grease trap collection and disposal business on October 30, 2026. The Company sells its products through a global network and operates within three industry segments: Feed Ingredients, Food Ingredients and Fuel Ingredients.

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

The Fuel Ingredients operating segment includes the Company’s global activities related to (i) the Company’s share of the results of its equity investment in Diamond Green Diesel Holdings LLC (“DGD” or the “DGD Joint Venture”), a joint venture with Valero Energy Corporation (“Valero”) to convert animal fats, recycled greases, used cooking oil, inedible corn oil, soybean oil, or other feedstocks that become economically and commercially viable into renewable fuels/

products, such as renewable diesel and SAF as described in Note 3 (Investment in Unconsolidated Subsidiaries) to the Company’s Consolidated Financial Statements for the period ended October 3, 2026 included herein, (ii) the conversion of organic sludge and food waste into biogas in Europe, (iii) the collection and conversion of fallen stock and certain animal by-products pursuant to applicable E.U. regulations into low-grade energy sources to be used in industrial applications, and (iv) the processing of manure into natural bio-phosphate in Europe.

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

Energy Policies of U.S. and Foreign Governments

Prices for our finished products, including those of DGD, may be impacted by government policies around the world relating to renewable fuels and greenhouse gas emissions (“GHG”). Programs like the U.S. National Renewable Fuel Standard Program (“RFS”) and low carbon fuel standards (“LCFS”) (such as those in place in the state of California) and tax credits for biofuels and mandates for biofuel use both in the United States and abroad, such as the IR Act’s 45Z and European Union’s renewable energy directive (RED III), are subject to revision and change which may impact the demand for and/or price of our finished products. Legal challenges or changes to, a failure to enforce, reductions in the mandated volumes under, or discontinuing, amending, modifying, or suspending of any of these programs could have a negative impact on our business and results of operations. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

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

The Company’s Fuel Ingredients segment converts fats into renewable fuels/products, organic sludge and food waste into biogas, and fallen stock into low-grade energy sources. The Company’s gross margin and profitability in this segment are impacted by world energy prices for oil, electricity and natural gas and governmental subsidies, policies, programs and mandates.

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

Results of Operations

Three Months Ended October 3, 2026 Compared to Three Months Ended September 27, 2025

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

Although the Jacobsen and Reuters provide useful metrics of performance, the Company’s finished products are commodities that compete with other commodities such as corn, soybean oil, palm oil complex, soybean meal and heating oil on nutritional and functional values. Therefore, actual pricing for the Company’s finished products, as well as competing products, can be quite volatile. In addition, neither the Jacobsen nor Reuters provides forward or future period pricing for the Company’s commodities. The Jacobsen and Reuters prices quoted below are for delivery of the finished product at a specified location. Although the Company’s prices generally move in concert with reported Jacobsen and Reuters prices, the Company’s actual sales prices for its finished products may vary significantly from the Jacobsen and Reuters because of production and delivery timing differences and because the Company’s finished products are delivered to multiple locations in different geographic regions which utilize alternative price indexes. In addition, certain of the Company’s premium branded finished products may sell at prices that may be higher than the closest product on the related Jacobsen or Reuters index. During the third quarter of fiscal 2026, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the third quarter of fiscal 2026, compared to average Jacobsen and Reuters prices for the third quarter of fiscal 2025 are as follows:

	Avg. Price 3rd Quarter 2026	Avg. Price 3rd Quarter 2025	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 437.04/ton	$ 298.01/ton	$ 139.03/ton	46.7%
Feed Grade PM (Mid-South)	$ 493.03/ton	$ 303.49/ton	$ 189.54/ton	62.5%
Pet Food PM (Mid-South)	$ 870.56/ton	$ 485.11/ton	$ 385.45/ton	79.5%
Feather meal (Mid-South)	$ 430.58/ton	$ 313.04/ton	$ 117.54/ton	37.5%
BFT (Chicago)	$ 76.05/cwt	$ 63.00/cwt	$ 13.05/cwt	20.7%
YG (Illinois)	$ 50.14/cwt	$ 39.91/cwt	$ 10.23/cwt	25.6%
Corn (Illinois)	$ 4.90/bushel	$ 4.08/bushel	$ 0.82/bushel	20.1%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,589.00/MT	$ 1,315.00/MT	$ 274.00/MT	20.8%
Soy meal (CIF Rotterdam)	$ 443.00/MT	$ 344.00/MT	$ 99.00/MT	28.8%

The following table shows the average Jacobsen and Reuters prices for the third quarter of fiscal 2026, compared to average Jacobsen and Reuters prices for the second quarter of fiscal 2026:

	Avg. Price 3rd Quarter 2026	Avg. Price 2nd Quarter 2026	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 437.04/ton	$ 315.52/ton	$ 121.52/ton	38.5%
Feed Grade PM (Mid-South)	$ 493.03/ton	$ 423.65/ton	$ 69.38/ton	16.4%
Pet Food PM (Mid-South)	$ 870.56/ton	$ 769.76/ton	$ 100.80/ton	13.1%
Feather meal (Mid-South)	$ 430.58/ton	$ 384.36/ton	$ 46.22/ton	12.0%
BFT (Chicago)	$ 76.05/cwt	$ 86.51/cwt	$ (10.46)/cwt	(12.1)%
YG (Illinois)	$ 50.14/cwt	$ 50.75/cwt	$ (0.61)/cwt	(1.2)%
Corn (Illinois)	$ 4.90/bushel	$ 4.56/bushel	$ 0.34/bushel	7.5%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,589.00/MT	$ 1,524.00/MT	$ 65.00/MT	4.3%
Soy meal (CIF Rotterdam)	$ 443.00/MT	$ 420.00/MT	$ 23.00/MT	5.5%

Segment Results

Segment operating income for the three months ended October 3, 2026 was $333.3 million, which reflects an increase of $261.6 million or 364.9% as compared to the three months ended September 27, 2025.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Three Months Ended October 3, 2026
Total net sales	$1,206,702	$415,798	$168,616	$—	$1,791,116
Cost of sales and operating expenses (1)	872,753	305,541	135,278	—	1,313,572
Gross margin	333,949	110,257	33,338	—	477,544

Gross margin %	27.7%	26.5%	19.8%	—%	26.7%

Loss/(gain) on sale of assets	287	317	(32)	—	572
Selling, general and administrative expenses (2)	85,953	36,126	9,628	35,186	166,893
Acquisition and integration costs	—	—	—	5,782	5,782
Change in fair value of contingent consideration	995	—	—	—	995
Depreciation and amortization	95,875	29,018	9,046	1,728	135,667
Equity in net income of Diamond Green Diesel	—	—	165,636	—	165,636
Segment operating income/(loss)	150,839	44,796	180,332	(42,696)	333,271

Equity in net income of other unconsolidated subsidiaries	2,377	—	—	—	2,377
Segment income/(loss)	153,216	44,796	180,332	(42,696)	335,648

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

Feed Ingredients Segment

Raw material volume. In the three months ended October 3, 2026, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 3.19 million metric tons. Compared to the three months ended September 27, 2025, the raw material volume processed in the Feed Ingredients segment increased approximately 1.0%.

Sales. Total net sales increased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales three months ended September 27, 2025	$428.5	$338.8	$76.9	$844.2	$125.8	$46.9	$12.2	$1,029.1
Increase (decrease) in sales volumes	3.6	20.2	—	23.8	17.7	(4.7)	—	36.8
Increase (decrease) in finished product prices	110.2	55.0	—	165.2	(16.8)	6.1	—	154.5
Decrease due to currency exchange rates	(2.5)	(2.8)	(0.6)	(5.9)	(0.1)	—	(0.1)	(6.1)
Other change	—	—	0.8	0.8	—	—	(8.4)	(7.6)
Total change	111.3	72.4	0.2	183.9	0.8	1.4	(8.5)	177.6
Total net sales three months ended October 3, 2026	$539.8	$411.2	$77.1	$1,028.1	$126.6	$48.3	$3.7	$1,206.7

Margins. In the Feed Ingredients segment for the three months ended October 3, 2026, the gross margin percentage increased to 27.7% as compared to 24.3% for the comparable period of fiscal 2025. The increase was primarily due to increases in fat and protein prices, improved quality and consistency, and increased sales into higher-margin end markets.

Segment operating income. Feed Ingredients operating income for the three months ended October 3, 2026 was $150.8 million, an increase of $60.4 million or 66.8% as compared to the three months ended September 27, 2025. The increase was primarily due to increases in fat and protein prices leading to an increased gross margin that more than offset an increase in selling, general and administrative expenses and higher depreciation and amortization expense as compared to the same period of fiscal 2025.

Food Ingredients Segment

Raw material volume. In the three months ended October 3, 2026, the raw material processed by the Company’s Food Ingredients segment totaled approximately 316,000 metric tons. Compared to the three months ended September 27, 2025, the raw material volume processed in the Food Ingredients segment increased approximately 0.6%.

Sales. Total net sales increased in the Food Ingredients segment primarily due to increases in collagen demand leading to increases in sales volumes.

Margins. In the Food Ingredients segment for the three months ended October 3, 2026, the gross margin percentage decreased to 26.5% as compared to 27.5% for the comparable period of fiscal 2025 due to increased raw material costs and the ongoing impact of tariffs.

Segment operating income. Food Ingredients operating income was $44.8 million for the three months ended October 3, 2026, an increase of $3.0 million or 7.2% as compared to the three months ended September 27, 2025. The increase in operating income was primarily due to an increase in sales volumes due to increased market demand during the three months ended October 3, 2026 that more than offset increased operating expenses and selling, general and administrative expenses as compared to the same period of fiscal 2025.

Fuel Ingredients Segment

Raw material volume. In the three months ended October 3, 2026, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 371,000 metric tons. Compared to the three months ended September 27, 2025, the raw material volume processed in the Fuel Ingredients segment increased approximately 5.7%.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher energy prices.

Margins. In the Fuel Ingredients segment for the three months ended October 3, 2026, the gross margin percentage decreased to 19.8% as compared to 21.0% for the comparable period of fiscal 2025. The decrease was primarily due to increased raw material costs.

Segment operating income. Fuel Ingredients operating income (inclusive of the equity contribution from the DGD Joint Venture) for the three months ended October 3, 2026 was $180.3 million, an increase of $210.8 million or 691.1% as compared to the same period in fiscal 2025. The increase in operating income was due to a combination of factors, including an increase in production and sales volumes recognized at the DGD Joint Venture, increases in Renewable Identification Numbers (RINs) values in connection with the EPA finalizing the rulemaking process for renewable volume obligations for 2026-27 and an increase in diesel prices which resulted in higher sales prices and margins for the DGD Joint Venture as compared to the same period in fiscal 2025.

Foreign Currency Exchange

    During the third quarter of fiscal 2026, the euro and Canadian dollar weakened against the U.S. dollar and the Brazilian real strengthened against the U.S. dollar as compared to the same period in fiscal 2025. Using actual results for the three months ended October 3, 2026 and using the prior year's average currency rate for the three months ended September 27, 2025, foreign currency translation would have resulted in an increase in operating income of approximately $2.9 million. The average rates for the three months ended October 3, 2026 were €1.00:$1.15, R$1.00:$0.19 and C$1.00:$0.71 as compared to the average rates for the three months ended September 27, 2025 of €1.00:$1.17, R$1.00:$0.18 and C$1.00:$0.73, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $35.2 million during the three months ended October 3, 2026, compared to approximately $22.3 million during the three months ended September 27, 2025, an increase of $12.9 million. The increase was primarily due to an increase in the Company's incentive based compensation expense.

Acquisition and Integration Costs. Acquisition and integration costs were approximately $5.8 million during the three months ended October 3, 2026 as compared to $6.2 million for the same period in fiscal 2025. The costs in the third quarter of fiscal 2026 primarily related to the Company’s proposed joint venture with Tessenderlo Group NV and the acquisition of UPI Bovinos NewCo (the “Bovinos Acquisition”) compared to the costs related to the proposed joint venture with Tessenderlo Group NV and other acquisitions in the same period in fiscal 2025.

Depreciation and Amortization. Depreciation and amortization charges were approximately $1.7 million for the three months ended October 3, 2026 as compared to $1.5 million for the three months ended September 27, 2025.

Interest Expense. Interest expense was $51.5 million during the three months ended October 3, 2026, compared to $56.9 million during the three months ended September 27, 2025, a decrease of $5.4 million. The decrease in interest expense was primarily due to lower revolver and term A facility balances from paydowns resulting in lower interest expense in the current quarter as compared to interest expense in the same period in fiscal 2025.

Foreign Currency Gain. Foreign currency gains were $0.5 million for the three months ended October 3, 2026 compared to $1.1 million for the three months ended September 27, 2025. The change was due primarily to lower revaluation gains on non-functional currency assets and liabilities as compared to the same period of fiscal 2025.

Gain on sale of businesses. Gain on sale of businesses is due to the net gain associated from the sale of a substantial portion of our U.S. grease trap environmental services business and the sale of our natural casings business as compared to a small gain in the same period of fiscal 2025.

Other expense, net. Other expense was $3.0 million in the three months ended October 3, 2026, compared to $1.0 million for the three months ended September 27, 2025. The increase in other expense was primarily due to settlement losses incurred from our pension plans that more than offset an increase in interest income as compared to fiscal 2025.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from its foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $76.8 million for the three months ended October 3, 2026, compared to an income tax benefit of $1.2 million recorded in the three months ended September 27, 2025, an increase in tax expense of $78.0 million, which was primarily due to an increase in pre-tax income. The effective tax rates for the three months ended October 3, 2026 and September 27, 2025 was 22.3% and (6.3)%, respectively. The effective tax rate for the three months ended October 3, 2026 differed slightly from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The effective tax rate for the three months ended September 27, 2025 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 24.2% for the three months ended October 3, 2026, compared to 43.6% for the three months ended September 27, 2025.

Non-U.S. GAAP Measures

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Since EBITDA (generally, net income plus interest expense, taxes, depreciation and amortization) is not calculated identically by all companies, the presentation in this report may not be comparable to EBITDA or Adjusted EBITDA presentations disclosed by other companies. Adjusted EBITDA is calculated below and represents for any relevant period, net income/(loss) plus depreciation and amortization, restructuring and asset impairment charges, acquisition and integration costs, change in fair value of contingent consideration, foreign currency loss/(gain), net income attributable to non-controlling interests, interest expense, income tax expense, loss on early retirement of debt, gain on sale of businesses, other (income)/expense and equity in net (income)/loss of unconsolidated subsidiaries. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes, non-cash and certain other items that may vary for different companies for reasons unrelated to overall operating performance and also believes this information is useful to investors.

The Company’s management uses Adjusted EBITDA as a measure to evaluate performance and for other discretionary purposes. In addition to the foregoing, management also uses or will use Adjusted EBITDA to measure compliance with certain financial covenants under the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes that were outstanding at October 3, 2026. However, the amounts shown below for Adjusted EBITDA differ from the amounts calculated under similarly titled definitions in the Company’s Senior Secured Credit Facilities, 6% Notes, 5.25% Notes and 4.5% Notes, as those definitions permit further adjustments to reflect certain other nonrecurring costs, non-cash charges and cash dividends from the DGD Joint Venture.

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
Third Quarter 2026 as compared to Third Quarter 2025

	Three Months Ended
(dollars in thousands)	October 3, 2026	September 27, 2025
Net income attributable to Darling	$266,986	$19,363
Depreciation and amortization	135,667	124,064
Interest expense	51,460	56,925
Income tax expense/(benefit)	76,810	(1,248)
Acquisition and integration costs	5,782	6,156
Change in fair value of contingent consideration	995	—
Foreign currency gain	(462)	(1,067)
Other expense, net	3,000	1,024
Gain on sale of businesses	(63,473)	(1,686)
Equity in net (income)/loss of Diamond Green Diesel	(165,636)	45,844
Equity in net income of other unconsolidated subsidiaries	(2,377)	(3,277)
Net income attributable to non-controlling interests	1,327	1,692
Adjusted EBITDA (Non-GAAP)	$310,079	$247,790

Foreign currency exchange impact (1)	2,857	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$312,936	$247,790

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$204,205	$(2,884)

Combined Adjusted EBITDA (Non-GAAP)	$514,284	$244,906

(1) The average rates for the three months ended October 3, 2026 were €1.00:$1.15 R$1.00:$0.19 and C$1.00:$0.71 as compared to the average rates for the three months ended September 27, 2025 of €1.00:$1.17, R$1.00:$0.18 and C$1.00:$0.73, respectively.

Nine Months Ended October 3, 2026 Compared to Nine Months Ended September 27, 2025

Operating Performance Metrics

Operating performance metrics which management routinely monitors as an indicator of operating performance include:

•Finished product commodity prices
•Segment results
•Foreign currency exchange
•Corporate activities
•Non-U.S. GAAP measures

These indicators and their importance are discussed below.

Finished Product Commodity Prices

During the first nine months of fiscal 2026, the Company’s actual sales prices by product trended with the disclosed Jacobsen and Reuters prices.

Average Jacobsen and Reuters prices (at the specified delivery point) for the first nine months of fiscal 2026, compared to average Jacobsen and Reuters prices for the first nine months of fiscal 2025 are as follows:

	Avg. Price First Nine Months 2026	Avg. Price First Nine Months 2025	Increase/(Decrease)	% Increase/(Decrease)
Jacobsen:
MBM (Illinois)	$ 346.86/ton	$ 281.43/ton	$ 65.43/ton	23.2%
Feed Grade PM (Mid-South)	$ 425.95/ton	$ 302.13/ton	$ 123.82/ton	41.0%
Pet Food PM (Mid-South)	$ 743.04/ton	$ 502.73/ton	$ 240.31/ton	47.8%
Feather meal (Mid-South)	$ 383.96/ton	$ 337.92/ton	$ 46.04/ton	13.6%
BFT (Chicago)	$ 74.03/cwt	$ 57.16/cwt	$ 16.87/cwt	29.5%
YG (Illinois)	$ 45.84/cwt	$ 36.89/cwt	$ 8.95/cwt	24.3%
Corn (Illinois)	$ 4.62/bushel	$ 4.46/bushel	$ 0.16/bushel	3.6%
Reuters:
Palm Oil (CIF Rotterdam)	$ 1,494.00/MT	$ 1,367.00/MT	$ 127.00/MT	9.3%
Soy meal (CIF Rotterdam)	$ 418.00/MT	$ 360.00/MT	$ 58.00/MT	16.1%

Segment Results

Segment operating income for the nine months ended October 3, 2026 was $1,115.3 million, which reflects an increase of $939.3 million or 533.7% as compared to the nine months ended September 27, 2025.

(in thousands, except percentages)	Feed Ingredients	Food Ingredients	Fuel Ingredients	Corporate	Total
Nine Months Ended October 3, 2026
Total net sales	$3,341,530	$1,229,545	$494,940	$—	$5,066,015
Cost of sales and operating expenses (1)	2,438,620	853,713	387,844	—	3,680,177
Gross margin	902,910	375,832	107,096	—	1,385,838

Gross margin %	27.0%	30.6%	21.6%	—%	27.4%

Loss/(gain) on sale of assets	379	793	(513)	—	659
Selling, general and administrative expenses (2)	245,594	111,967	29,154	80,195	466,910
Restructuring and asset impairment charges	—	4,297	—	—	4,297
Acquisition and integration costs	—	—	—	23,970	23,970
Change in fair value of contingent consideration	995	—	—	—	995
Depreciation and amortization	276,608	88,234	27,207	4,707	396,756
Equity in net income of Diamond Green Diesel	—	—	623,029	—	623,029
Segment operating income/(loss)	379,334	170,541	674,277	(108,872)	1,115,280

Equity in net income of other unconsolidated subsidiaries	7,177	—	—	—	7,177
Segment income/(loss)	386,511	170,541	674,277	(108,872)	1,122,457

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

Feed Ingredients Segment

Raw material volume. In the nine months ended October 3, 2026, the raw material processed by the Company’s Feed Ingredients segment totaled approximately 9.38 million metric tons. Compared to the nine months ended September 27, 2025, the raw material volume processed in the Feed Ingredients segment increased approximately 0.6%.

Sales. Total net sales increased in the Feed Ingredients segment primarily due to the following (in millions of dollars):

	Fats	Proteins	Other Rendering	Total Rendering	Used Cooking Oil	Bakery	Other	Total
Total net sales nine months ended September 27, 2025	$1,160.0	$1,017.0	$209.9	$2,386.9	$290.0	$149.1	$35.9	$2,861.9
Increase (decrease) in sales volumes	(15.0)	48.8	—	33.8	38.4	(15.8)	—	56.4
Increase in finished product prices	264.4	69.4	—	333.8	71.2	3.4	—	408.4
Increase (decrease) due to currency exchange rates	8.6	12.9	—	21.5	0.4	—	(0.1)	21.8
Other change	—	—	2.4	2.4	—	—	(9.4)	(7.0)
Total change	258.0	131.1	2.4	391.5	110.0	(12.4)	(9.5)	479.6
Total net sales nine months ended October 3, 2026	$1,418.0	$1,148.1	$212.3	$2,778.4	$400.0	$136.7	$26.4	$3,341.5

Margins. In the Feed Ingredients segment for the nine months ended October 3, 2026, the gross margin percentage increased to 27.0% as compared to 22.6% for the comparable period of fiscal 2025. The increase was primarily due to increases in fat and protein prices, improved quality and consistency, and increased sales into higher-margin end markets.

Segment operating income. Feed Ingredients operating income for the nine months ended October 3, 2026 was $379.3 million, an increase of $228.0 million or 150.7% as compared to the nine months ended September 27, 2025. The increase was primarily due to increases in fat and protein prices leading to an increased gross margin, favorable currency exchange rates and the reduction of a contingent consideration expense that was recorded in the same period of fiscal 2025 that more than offset an increase in selling, general and administrative expenses and higher depreciation and amortization expense as compared to the same period of fiscal 2025.

Food Ingredients Segment

Raw material volume. In the nine months ended October 3, 2026, the raw material processed by the Company’s Food Ingredients segment totaled approximately 979,000 metric tons. Compared to the nine months ended September 27, 2025, the raw material volume processed in the Food Ingredients segment increased approximately 1.1%.

Sales. Total net sales increased in the Food Ingredients segment primarily due to increases in collagen demand leading to increases in sales volumes.

Margins. In the Food Ingredients segment for the nine months ended October 3, 2026, the gross margin percentage increased to 30.6% as compared to 27.9% for the comparable period of fiscal 2025. The increase was primarily due to the recognition of $18.5 million of net tariff recoveries recorded during the second quarter of fiscal 2026 and hedging gains on sales.

Segment operating income. Food Ingredients operating income was $170.5 million for the nine months ended October 3, 2026, an increase of $44.8 million or 35.6% as compared to the nine months ended September 27, 2025. The increase in operating income was primarily due to an increase in sales volumes due to increased market demand and the recognition of approximately $18.5 million of net tariff recoveries recorded in the second quarter of fiscal 2026 and hedging gains on sales that more than offset an increase in selling, general and administrative expenses as compared to the same period of fiscal 2025.

Fuel Ingredients Segment

Raw material volume. In the nine months ended October 3, 2026, the raw material processed by the Company’s Fuel Ingredients segment totaled approximately 1.11 million metric tons. Compared to the nine months ended September 27, 2025, the raw material volume processed in the Fuel Ingredients segment increased approximately 4.3%.

Sales. Total net sales increased in the Fuel Ingredients segment primarily due to higher energy prices.

Margins. In the Fuel Ingredients segment for the nine months ended October 3, 2026, the gross margin percentage increased to 21.6% as compared to 19.3% for the comparable period of fiscal 2025. The increase was primarily due to higher finished product sales prices.

Segment operating income. Fuel Ingredients operating income/(loss) (inclusive of the equity contribution from the DGD Joint Venture) for the nine months ended October 3, 2026 was $674.3 million, an increase of $709.8 million or 1,999.4% as compared to the same period in fiscal 2025. The increase in operating income was due to a combination of factors, including an increase in production and sales volumes and production tax credits recognized at the DGD Joint Venture, increases in RINs values in connection with the EPA finalizing the rulemaking process for renewable volume obligations for 2026-27 and an increase in diesel prices which resulted in higher sales prices and margins for the DGD Joint Venture as compared to the same period in fiscal 2025.

Foreign Currency Exchange

    During the first nine months of fiscal 2026, the euro, the Brazilian real and the Canadian dollar strengthened against the U.S. dollar as compared to the same period in fiscal 2025. Using actual results for the nine months ended October 3, 2026 and using the prior year's average currency rate for the nine months ended September 27, 2025, foreign currency translation would result in a decrease in operating income of approximately $15.6 million. The average rates for the nine months ended October 3, 2026 were €1.00:$1.16, R$1.00:$0.19 and C$1.00:$0.72 as compared to the average rates for the nine months ended September 27, 2025 of €1.00:$1.12, R$1.00:$0.18 and C$1.00:$0.71, respectively.

Corporate Activities

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $80.2 million during the nine months ended October 3, 2026, compared to approximately $49.9 million during the nine months ended September 27, 2025, an increase of $30.3 million. The increase was primarily due to an increase in the Company's incentive based compensation expense.

Acquisition and Integration Costs. Acquisition and integration costs were approximately $24.0 million during the nine months ended October 3, 2026 as compared to $11.1 million for the same period in fiscal 2025. The increased costs in the first nine months of fiscal 2026 primarily relate to the Company’s proposed joint venture with Tessenderlo Group NV and the Bovinos Acquisition.

Depreciation and Amortization. Depreciation and amortization charges were approximately $4.7 million for the nine months ended October 3, 2026 as compared to $4.5 million for the nine months ended September 27, 2025.

Interest Expense. Interest expense was $161.1 million during the nine months ended October 3, 2026, compared to $166.8 million during the nine months ended September 27, 2025, a decrease of $5.7 million. The decrease in interest expense was primarily due to a reduction of interest on term loan balances due to a reduction of those balances that more than offset higher interest associated with the 4.5% Notes and revolver borrowings as compared to the same period in fiscal 2025.

Foreign Currency Gain. Foreign currency gains were $3.8 million for the nine months ended October 3, 2026 compared to a gain of $1.1 million for the nine months ended September 27, 2025. The change was due primarily to higher gains from the revaluation of non-functional currency assets and liabilities as compared to the same period of fiscal 2025.

Gain on sale of businesses. Gain on sale of businesses is due to the net gain associated from the sale of a substantial portion of our U.S. grease trap environmental services business and the sale of our natural casings business as compared to a small gain in the same period of fiscal 2025.

Other expense, net. Other expense was $7.9 million in the nine months ended October 3, 2026, compared to $4.2 million for the nine months ended September 27, 2025. The increase in other expense was primarily due to reduction of interest income that more than offset a decrease in settlement losses incurred from our pension plans as compared to fiscal 2025.

Equity in Net Income in Investment of Other Unconsolidated Subsidiaries. The change in this line item is not significant and primarily represents the Company’s pro rata share of the net income from its foreign unconsolidated subsidiaries.
Income Taxes. The Company recorded income tax expense of $226.1 million for the nine months ended October 3, 2026, compared to an income tax expense of $1.7 million recorded in the nine months ended September 27, 2025, an increase in tax expense of $224.4 million, which was primarily due to an increase in pre-tax income. The effective tax rates for the nine months ended October 3, 2026 and September 27, 2025 was 22.1% and 12.6%, respectively. The effective tax rate for the nine months ended October 3, 2026 differed slightly from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The effective tax rate for the nine months ended September 27, 2025 differed from the federal statutory rate of 21% due primarily to biofuel tax incentives, the relative mix of earnings among jurisdictions with different tax rates (including foreign withholding taxes and state income taxes) and certain losses that provided no tax benefit. The Company’s effective tax rate excluding the impact of the biofuel tax incentives and discrete items was 26.9% for the nine months ended October 3, 2026, compared to 66.8% for the nine months ended September 27, 2025.

Non-U.S. GAAP Measures

For discussion of the reasons the Company’s management believes the following Non-GAAP financial measures provide useful information to investors and the purposes for which the Company’s management uses such measures, see “Results of Operation - Three Months Ended October 3, 2026 Compared to the Three Months Ended September 27, 2025 - Non-U.S. GAAP Measures.”

Reconciliation of Net Income to (Non-GAAP) Adjusted EBITDA to (Non-GAAP) Pro Forma Adjusted EBITDA to Foreign Currency and to (Non-GAAP) Combined Adjusted EBITDA
First Nine Months of Fiscal 2026 as compared to First Nine Months of Fiscal 2025

	Nine Months Ended
(dollars in thousands)	October 3, 2026	September 27, 2025
Net income attributable to Darling	$788,611	$5,864
Depreciation and amortization	396,756	368,961
Interest expense	161,103	166,765
Income tax expense	226,074	1,663
Restructuring and asset impairment charges	4,297	—
Acquisition and integration costs	23,970	11,073
Change in fair value of contingent consideration	995	18,024
Foreign currency gain	(3,813)	(1,018)
Other expense, net	7,928	4,217
Loss on early retirement of debt	—	2,978
Gain on sale of businesses	(63,473)	(1,686)
Equity in net (income)/loss of Diamond Green Diesel	(623,029)	70,367
Equity in net income of other unconsolidated subsidiaries	(7,177)	(8,431)
Net income attributable to non-controlling interests	6,027	5,642
Adjusted EBITDA (Non-GAAP)	$918,269	$644,419

Foreign currency exchange impact (1)	(15,621)	—
Pro forma Adjusted EBITDA to Foreign Currency (Non-GAAP)	$902,648	$644,419

DGD Adjusted EBITDA (Darling’s Share) (Non-GAAP)	$744,579	$45,799

Combined Adjusted EBITDA (Non-GAAP)	$1,662,848	$690,218

(1) The average rates for the nine months ended October 3, 2026 were €1.00:$1.16, R$1.00:$0.19 and C$1.00:$0.72 as compared to the average rates for the nine months ended September 27, 2025 of €1.00:$1.12, R$1.00:$0.18 and C$1.00:$0.71, respectively.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

Indebtedness

Certain Debt Outstanding at October 3, 2026. On October 3, 2026, debt outstanding under the Company’s Amended Credit Agreement (defined below), the Company’s 6% Notes, the Company’s 5.25% Notes and the Company’s 4.5% Notes consists of the following (in thousands):

Senior Notes:
6 % Notes due 2030	$1,000,000
Less unamortized deferred loan costs net of bond premiums	(4,018)
Carrying value of 6% Notes due 2030	$995,982

5.25 % Notes due 2027	$500,000
Less unamortized deferred loan costs	(575)
Carrying value of 5.25% Notes due 2027	$499,425

4.5% Notes due 2032 - Denominated in euros	$844,350
Less unamortized deferred loan costs	(8,421)
Carrying value of 4.5% Notes due 2032	$835,929

Amended Credit Agreement:
Term A facility	$888,750
Less unamortized deferred loan costs	(3,361)
Carrying value of Term A facility	$885,389

Revolving Credit Facility:
Maximum availability	$2,000,000
Ancillary Facilities	74,366
Borrowings outstanding	193,535
Letters of credit issued	762
Availability	$1,731,337

Other Debt	$78,182

During the first nine months of fiscal 2026, the U.S. dollar strengthened as compared to the euro at January 3, 2026. Using the euro based debt outstanding at October 3, 2026 and comparing the closing balance sheet rate at October 3, 2026 to the balance sheet rate at January 3, 2026, the U.S. dollar debt balances of euro based debt decreased by approximately $38.8 million at October 3, 2026. The closing balance sheet rate assumption used in this calculation was the actual fiscal closing balance sheet rate at October 3, 2026 of €1.00:$1.1258 as compared to the closing balance sheet rate at January 3, 2026 of €1.00:$1.1750.

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

•As of October 3, 2026, the Company had availability of $1,731.3 million under the revolving credit facility, taking into account that the Company had $193.5 million in outstanding borrowings, $74.4 million in ancillary facilities and letters of credit issued of $0.8 million.

•As of October 3, 2026, the Company has borrowed all $900.0 million under the terms of the term A facility and has repaid $11.3 million, which when repaid by the Company cannot be reborrowed. The term A facility borrowings are repayable in quarterly installments of 0.25% of the aggregate principle amount of the term A facility on the last day of each March, June, September and December of each year commencing on the last day of such month falling on or after the last day of the first full fiscal quarter following June 25, 2025, the effective date of the initial borrowing, and continuing until the last day of such quarterly period ending immediately prior to the term A facility maturity date of June 25, 2031 and one final installment in the amount of the term A facility then outstanding, due and payable on June 25, 2031.

•The interest rate applicable to any borrowings under the revolving credit facility will equal (i) the CORRA for borrowings denominated in Canadian dollars or the adjusted term SOFR for U.S. dollar borrowings or the adjusted EURIBOR for euro borrowings or the adjusted daily simple SONIA for British pound borrowings, in each case plus 1.25% per annum or (ii) ABR for U.S. dollar borrowings or Canadian prime rate for Canadian dollar borrowings or the adjusted daily simple ESTR for euro borrowings or the adjusted daily SONIA rate for British pound borrowings, in each case plus 0.25% per annum, and in each case of clauses (i) and (ii), subject to certain step-ups or step-downs based on the Company’s total leverage ratio. The interest rate applicable to any borrowing under the term A facility equals the adjusted term SOFR plus 1.50% per annum or ABR plus 0.50% subject to certain step-ups and step-downs based on the Company’s total leverage ratio with a minimum of 1.50% for SOFR borrowings and a minimum of 0.50% for ABR borrowings.

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

The classification of long-term debt in the Company’s October 3, 2026 consolidated balance sheet is based on the contractual repayment terms of the 6% Notes, the 5.25% Notes, the 4.5% Notes and debt issued under the Amended Credit Agreement. At the date of this report, the Company has not made a decision whether it will refinance or repay the 5.25% Notes at maturity using the funds available under the revolving credit facility. As long as the Company has sufficient availability on its revolving credit facility under the Company’s Amended Credit Agreement, the 5.25% Notes are expected to continue being classified as long term on the Company’s consolidated balance sheet.

As of October 3, 2026, the Company is in compliance with all of the financial covenants under the Amended Credit Agreement, and believes it is in compliance with all of the other covenants contained in the Amended Credit Agreement, the 6% Indenture, the 5.25% Indenture and the 4.5% Indenture.

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

Working Capital and Capital Expenditures

On October 3, 2026, the Company had working capital of $474.8 million and its working capital ratio was 1.42 to 1 compared to working capital of $518.7 million and a working capital ratio of 1.50 to 1 on January 3, 2026.  As of October 3, 2026, the Company had unrestricted cash of $121.7 million and funds available under the revolving credit facility of $1.73 billion, compared to unrestricted cash of $88.7 million and funds available under the revolving credit facility of $1.32 billion at January 3, 2026. The Company diversifies its cash investments by limiting the amounts deposited with any one financial institution.

Net cash provided by operating activities was $1,147.7 million for the first nine months ended October 3, 2026, as compared to net cash provided by operating activities of $619.1 million for the first nine months ended September 27, 2025, an increase of $528.6 million primarily due to an increase in net income and cash dividends from the DGD Joint Venture. Cash used in investing activities was $486.9 million for the first nine months ended October 3, 2026, compared to $446.8 million for the first nine months ended September 27, 2025, an increase in cash used in investing activities of $40.1 million primarily due to payments for acquisitions and higher capital expenditures that more than offset a reduction in capital contributions to the DGD Joint Venture and proceeds from the sale of businesses. Net cash used in financing activities was $613.9 million for the first nine months ended October 3, 2026, compared to cash used in financing activities of $168.6 million for the first nine months ended September 27, 2025, an increase in cash used in financing activities of $445.3 million, primarily due to an increase in net debt payments in the first nine months ended October 3, 2026 compared to the first nine months ended September 27, 2025.

Capital expenditures of $343.5 million were made during the first nine months of fiscal 2026, compared to $224.0 million in the first nine months of fiscal 2025, an increase of $119.5 million. The Company expects to incur additional capital expenditures of approximately $107 million for the remainder of fiscal 2026 including compliance, replacement and expansion projects. The Company intends to finance these costs using cash flows from operations. Capital expenditures related to compliance with environmental regulations were $78.0 million and $59.1 million during the first nine months ended October 3, 2026 and September 27, 2025, respectively.

Accrued Insurance and Pension Plan Obligations

Based upon the annual actuarial estimate, current year accruals and claims paid during the first nine months of fiscal 2026, the Company has an accrued balance of approximately $29.1 million that it expects will become due during the next twelve months in order to meet obligations related to the Company’s self-insurance reserves and accrued insurance obligations, which are included in current accrued expenses at October 3, 2026. The self-insurance reserve is composed of estimated liability for claims arising for workers’ compensation, auto liability, general liability and medical claims liability.  The self-insurance reserve liability and medical claims liability are determined annually, based upon third-party actuarial estimates.  The actuarial estimates may vary from year to year due to changes in the cost of health care, the pending number of claims and other factors beyond the control of management of the Company.

Based upon current actuarial estimates, the Company expects to contribute approximately zero to its domestic pension plans in order to meet minimum pension funding requirements during the next twelve months.  In addition, the Company expects to make payments of approximately $3.4 million under its foreign pension plans in the next twelve months. The minimum pension funding requirements are determined annually, based upon a third-party actuarial estimate.  The actuarial estimate may vary from year to year due to fluctuations in return on investments or other factors beyond the control of management of the Company or the administrator of the Company’s pension funds.  No assurance can be given that the minimum pension funding requirements will not increase in the future.  The Company has made tax deductible discretionary and required contributions to its domestic pension plans for the first nine months ended October 3, 2026 of approximately $0.1 million. Additionally, the Company has made required and tax deductible discretionary contributions to its foreign pension plans for the first nine months ended October 3, 2026 of approximately $1.4 million.

The U.S. Pension Protection Act of 2006 (“PPA”) went into effect in January 2008. The stated goal of the PPA is to improve the funding of U.S. pension plans.  U.S. plans in an under-funded status are required to increase employer contributions to improve the funding level within PPA timelines. Volatility in the world equity and other financial markets, including that associated with the ongoing conflicts in Ukraine and the Middle East and U.S. and foreign tariffs and other retaliatory measures, could have a material negative impact on U.S. pension plan assets and the status of required funding under the PPA. The Company participates in various U.S. multiemployer pension plans which provide defined benefits to certain employees covered by labor contracts. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts to meet their pension benefit obligations to their participants. The Company’s contributions to each individual U.S. multiemployer plan represent less than 5% of the total contributions among the contributors to each plan. Based on the most currently available information, the Company has determined that, if a withdrawal were to occur, withdrawal liabilities for two of the U.S. plans in which the Company currently participates could be material to the Company. With respect to the other U.S. multiemployer pension plans in which the Company participates and which are not individually significant, five plans have certified as critical or red zone, as defined by the PPA. The Company currently has withdrawal liabilities recorded on three U.S. multiemployer plans in which it participated. As of October 3, 2026, the Company has an aggregate accrued liability of approximately $3.3 million representing the present value of scheduled withdrawal liability payments on the multiemployer plans that have given notice of withdrawal. While the Company has no ability to calculate a possible current liability for under-funded multiemployer plans that could terminate or could require additional funding under the PPA, the amounts could be material.

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
On June 15, 2023, Darling, through its wholly owned subsidiary Darling Green Energy LLC (“Darling Green”), and Diamond Alternative Energy, LLC, a wholly owned subsidiary of Valero (“Diamond Alternative” and together with Darling Green, the “DGD Lenders”), entered into a revolving loan agreement (the “2023 DGD Loan Agreement”) with the DGD Joint Venture, pursuant to which the DGD Lenders committed to making loans available to the DGD Joint Venture in the total amount of $200.0 million with each lender committed to $100.0 million of the total commitment. Any borrowings by the DGD Joint Venture under the 2023 DGD Loan Agreement are at the applicable annum rate equal to the sum of (a) term SOFR on such day plus (b) 2.50%. The 2023 DGD Loan Agreement has been amended to extend the expiration date to June 15, 2029. In March 2026, the DGD Joint Venture borrowed $100.0 million, or $50.0 million of the Company’s portion of the commitment, which was repaid in March 2026. In addition, in July 2026, the DGD Joint Venture borrowed $200.0 million, or $100.0 million of the Company’s portion of the 2023 DGD Loan Agreement commitment, which was repaid in August 2026. The DGD Joint Venture paid interest to the Company for each of the three months ended October 3, 2026 and September 27, 2025 of $0.5 million and zero, respectively, and paid interest to the Company for the nine months ended October 3, 2026 and September 27, 2025 of $0.7 million and zero, respectively. As of October 3, 2026 and January 3, 2026, zero was owed to Darling Green under the 2023 DGD Loan Agreement.

On June 23, 2023, the DGD Joint Venture entered into an amended and restated credit agreement for a $400.0 million senior, unsecured revolving credit facility, with CoBank ACB acting as lead arranger and the administrative agent for the lending group, which is comprised of Farm Credit System institutions. The DGD Joint Venture entered into a second amendment to the amended and restated credit agreement extending the expiration date to February 26, 2029 and is non-recourse to the joint venture partners. As of September 30, 2026 and our October 3, 2026 quarter ending date, the DGD Joint Venture had zero borrowings outstanding under the unsecured revolving credit facility.

Based on the sponsor support agreements executed in connection with the initial construction of the DGD St. Charles Plant, the Company contributed a total of approximately $111.7 million for initial completion of the DGD St. Charles Plant, and Darling has subsequently made $1,138.9 million in additional capital contributions to the DGD Joint Venture as of October 3, 2026. As of October 3, 2026, under the equity method of accounting, the Company has an investment in the DGD Joint Venture of approximately $2,397.2 million included on the consolidated balance sheet.

The Company’s original investment in DGD has expanded since 2011 to the point that it is now integral to how Darling operates its business. Darling traditionally collected and converted used cooking oil and animal fats into feed ingredients which were sold on a caloric value to feed animals as well as for industrial technical uses. Over the past decade, the world’s increasing focus on renewable energy sources, motivated by supporting agricultural economies and finding solutions for GHGs and climate change, has provided a new finished market for the Company’s finished fats ingredients. With Darling’s significant fats ownership, this has and continues to transform how Darling operates. In 2025, DGD was Darling’s largest finished product customer in terms of total net sales, with Darling recording sales of approximately $1.2 billion to DGD or 20% of total net sales. For the nine months ended October 3, 2026 and September 27, 2025, the Company recorded net sales to the DGD Joint Venture of approximately $1,094.1 million or 22% of total net sales and $851.6 million or 19% of total net sales, respectively.

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

The Company’s Board of Directors approved a share repurchase program in August 2017, which was refreshed and increased on August 5, 2026 up to an aggregate of $1.0 billion of the Company’s Common Stock depending on market conditions. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for this program and the repurchase authorization may be modified, suspended, or discontinued at any time. During the first nine months of fiscal 2026, $149.3 million of Common Stock was repurchased under the share repurchase program. As of October 3, 2026, the Company had approximately $924.1 million remaining in its share repurchase program (after the refresh).

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

OFF BALANCE SHEET OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Based upon the underlying purchase agreements, the Company has commitments to purchase $433.7 million of commodity products consisting of approximately $212.1 million of finished products, approximately $188.8 million of natural gas and diesel fuel and approximately $32.8 million of other commitments during the next five years, which are not included in liabilities on the Company’s balance sheet at October 3, 2026.  The Company intends to take physical delivery of the commodities under the forward purchase agreements and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. The commitments will be recorded on the balance sheet of the Company when delivery of these commodities or products occurs and ownership passes to the Company during the remainder of fiscal 2026 through fiscal 2031, in accordance with accounting principles generally accepted in the United States.

The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements that are part of the Company’s Amended Credit Agreement and other foreign and domestic bank guarantees that are not a part of the Company’s Amended Credit Agreement at October 3, 2026 (in thousands):

Other commercial commitments:
Standby letters of credit	$762
Standby letters of credit (ancillary facility)	37,342
Foreign bank guarantees	11,903
Total other commercial commitments:	$50,007

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

The Company makes limited use of derivative instruments to manage cash flow risks related to interest rates, natural gas usage, diesel fuel usage, inventory, forecasted sales and foreign currency exchange rates. Interest rate swaps are entered into with the intent of managing overall borrowing costs by reducing the potential impact of increases in interest rates on floating-rate long-term debt. Natural gas swaps and options are entered into with the intent of managing the overall cost of natural gas usage by reducing the potential impact of seasonal weather demands on natural gas that increases natural gas prices. Heating oil swaps and options are entered into with the intent of managing the overall cost of diesel fuel usage by reducing the potential impact of seasonal weather demands on diesel fuel that increases diesel fuel prices. Soybean meal forwards and options are entered into with the intent of managing the impact of changing prices for poultry meal sales. Corn options and future contracts are entered into with the intent of managing U.S. forecasted sales of BBP by reducing the impact of changing prices. Foreign currency forward contracts are entered into to mitigate the foreign exchange rate risk for transactions designated in a currency other than the local functional currency. The Company intends to take physical delivery of the commodities under certain of the Company’s natural gas and diesel fuel instruments and accordingly, these contracts are not subject to the requirements of fair value accounting because they qualify as normal purchases. At October 3, 2026, the Company had foreign exchange forward contracts and interest rate swaps outstanding that qualified and were designated for hedge accounting as well as corn option contracts, soybean meal option contracts, soybean oil option contracts, other commodity forward contracts and foreign currency forward contracts that did not qualify and were not designated for hedge accounting.

In fiscal 2023, the Company designated interest rate swaps as cash flow hedges of the interest rate risk on a portion of its outstanding variable rate debt. Due to a change in the terms of the underlying debt instruments, the hedging relationships were dedesignated in June 2025. The cumulative gain of approximately $4.1 million, previously recognized in accumulated other comprehensive loss related to the cash flow hedges was reclassified to interest expense upon dedesignation. In July 2025, the Company designated interest rate swaps as cash flow hedges. The notional amount of the swaps at October 3, 2026 totaled $300.0 million. Under the contracts, the Company is obligated to pay a weighted average rate of 3.420% while receiving the 1-month SOFR rate. Under terms of the interest rate swaps, the Company hedges a portion of its variable rate debt into the second quarter of 2027. At October 3, 2026, the aggregate fair value of these interest rate swaps was approximately $1.9 million and was recorded in other current assets on the balance sheet, with an offset recorded in accumulated other comprehensive loss. At January 3, 2026, the aggregate fair value of these interest rate swaps was approximately $2.2 million and was recorded in other current assets, accrued expenses, and noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

In fiscal 2025 and fiscal 2026, the Company entered into foreign exchange forward contracts that are considered cash flow hedges. Under the terms of the foreign exchange contracts, the Company hedged a portion of its forecasted sales in currencies other than the functional currency through the fourth quarter of fiscal 2027. As of October 3, 2026 and January 3, 2026, the aggregate fair value of these foreign exchange contracts was approximately $5.8 million and $15.3 million, respectively. As of October 3, 2026, approximately $7.3 million is included in other current assets, approximately $0.4 million is included in noncurrent assets, approximately $1.6 million is included in accrued expenses and approximately $0.3 million is included in noncurrent liabilities on the balance sheet, with an offset recorded in accumulated other comprehensive loss. As of January 3, 2026, approximately $15.4 million is included in other current assets and approximately $0.1 million is included in accrued expenses on the balance sheet, with an offset recorded in accumulated other comprehensive loss.

The Company may enter into corn forward and option contracts, soybean meal forward and option contracts and heating oil swap and option contracts from time to time. There were not any open designated corn, soybean meal or heating oil contracts entered into by the Company at October 3, 2026.

As of October 3, 2026, the Company had the following outstanding forward contract amounts that were entered into to hedge foreign currency transactions in currencies other than the functional currency and forecasted transactions in currencies other than the functional currency (in thousands):

Functional Currency		Contract Currency		Range of	U.S.
Type	Amount	Type	Amount	Hedge rates	Equivalent
Brazilian real	754,284	Euro	118,926	5.91 - 6.79	$144,410
Brazilian real	1,806,612	U.S. dollar	328,150	5.17 - 7.29	328,150
Euro	51,953	U.S. dollar	59,282	1.12 - 1.17	59,282
Euro	100,902	Polish zloty	441,000	4.33 - 4.38	113,596
Euro	7,084	Japanese yen	1,270,770	177.19 - 186.28	7,975
Euro	37,506	Chinese renminbi	285,874	7.42 - 7.76	42,224
Euro	17,584	Australian dollar	28,450	1.62 - 1.63	19,796
Euro	3,680	British pound	3,158	0.86	4,142
Polish zloty	3,504	U.S. dollar	911	3.85	911
Polish zloty	58,625	Euro	13,392	4.38	15,087
Japanese yen	111,491	U.S. dollar	694	156.59 - 162.38	694
U.S. dollar	5,319	Japanese yen	834,181	156.83 - 156.86	5,319
					$741,586

The above foreign currency contracts that are not designated as hedges had an aggregate fair value of approximately $1.8 million and are included in other current assets and accrued expenses at October 3, 2026.

The Company had corn option contracts, soybean meal option contracts, soybean oil option contracts and other commodity contracts that are marked to market because they did not qualify for hedge accounting at October 3, 2026. These contracts have an aggregate fair value of approximately $4.6 million and are included in other current assets at October 3, 2026.

As of October 3, 2026, the Company had forward purchase agreements in place for purchases of approximately $188.8 million of natural gas and diesel fuel and approximately $32.8 million of other commitments during the next five years. As of October 3, 2026, the Company had forward purchase agreements in place for purchases of approximately $212.1 million of finished product during the next five years.

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
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2026

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2026, the Company’s Board of Directors refreshed and increased the Company’s previously announced share repurchase program up to an aggregate of $1.0 billion of the Company’s Common Stock depending on market conditions. During the first nine months of fiscal 2026, the Company repurchased approximately $149.3 million, including commissions, worth of its common stock in the open market. As of October 3, 2026, the Company had approximately $924.1 million remaining under the share repurchase program (after the refresh).

The following table is a summary of equity securities purchased by the Company during the third quarter of fiscal 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plan or Programs at End of Period.
July 2026:
July 5, 2026 through August 1, 2026	—		—	—	$386,898,230
August 2026:
August 2, 2026 through August 29, 2026	1,186,404		64.69	1,185,124	924,098,155
September 2026:
August 30, 2026 through October 3, 2026	904		65.75	—	924,098,155
Total	1,187,308	(3)	64.95	1,185,124	$924,098,155

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
(3)    Includes 2,184 shares withheld for the exercise of options and taxes on restricted stock, restricted stock units, performance units and options. The 1,185,124 shares were repurchased at an average of $64.16 per share.
(4)    Represents purchases made during the quarter under the authorization from the Company’s Board of Directors, as previously announced and increased on August 5, 2026, to repurchase up to an aggregate of $1.0 billion of the Company’s common stock. There is no expiration date for this program and the repurchase authorization may be modified, suspended, or discontinued at any time.

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

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of October 3, 2026 and January 3, 2026; (ii) Consolidated Statements of Operations for the three and nine months ended October 3, 2026 and September 27, 2025; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended October 3, 2026 and September 27, 2025; (iv) Consolidated Statements of Stockholders' Equity for the nine months ended October 3, 2026 and September 27, 2025; (v) Consolidated Statements of Cash Flows for the nine months ended October 3, 2026 and September 27, 2025 and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLING INGREDIENTS INC.

Date:	November 10, 2026	By:	/s/ Robert W. Day
Robert W. Day
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)